Form 10-Q
period 2007-03-31
ReAble Therapeutics Finance LLC
filed 2007-05-18
CIK 1395317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333142188
ReAble Therapeutics Finance LLC
(Exact name of Registrant as specified in its charter)

Delaware	20-5653965
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9800 Metric Boulevard
Austin, Texas 78758
(Address of principal executive offices) (Zip code)
512-832-9500
(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐     No ☑
As of May 18, 2007, 100% of the issuer’s membership interests were held by ReAble Therapeutics, Inc.

\

ReAble Therapeutics Finance LLC
Quarterly Report on Form 10-Q
For the period ended March 31, 2007
Index to Condensed Consolidated Financial Statements

Page
PART I — Financial Information

Item 1. Financial Statements	2
Unaudited condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006	2
Unaudited condensed consolidated statements of operations for the Successor three month period ended March 31, 2007 and for the Predecessor three month period ended April 1, 2006	3
Unaudited condensed consolidated statements of cash flows for the Successor three month period ended March 31, 2007 and for the Predecessor three month period ended April 1, 2006	4
Notes to unaudited condensed consolidated financial statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36
PART II — Other Information

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	39
Certification by CEO
Certification by CFO
Certification by CEO
Certification by CFO

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,481	$31,679
Accounts receivable, net	86,648	74,155
Inventories, net	58,065	67,673
Deferred tax assets	28,056	25,734
Prepaid expenses and other current assets	7,896	5,966
Assets of discontinued operations	4	380

Total current assets	204,150	205,587
Property and equipment, net	44,322	41,251
Goodwill	486,744	475,722
Intangible assets, net	310,539	317,242
Other non-current assets	19,780	20,834

Total assets	$1,065,535	$1,060,636

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$6,396	$6,505
Accounts payable	27,453	18,895
Accrued expenses	50,127	37,979

Total current liabilities	83,976	63,379
Long-term debt and capital leases, net of current portion	547,091	548,037
Deferred tax liabilities	107,792	111,232
Other non-current liabilities	2,511	1,871

Total liabilities	741,370	724,519

Minority interests	764	909
Membership equity:
Membership equity	373,871	373,469
Accumulated deficit	(52,721)	(41,634)
Accumulated other comprehensive income:
Foreign currency translation adjustments	3,309	3,373
Change in hedging gains and losses, net of tax	(1,058)	—

Total membership equity	323,401	335,208

Total liabilities, minority interests, and membership equity	$1,065,535	$1,060,636

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Net sales	$106,707	$86,913
Cost of sales	45,124	34,960

Gross margin	61,583	51,953
Operating expenses:
Selling, general and administrative	57,638	38,526
Research and development	3,635	6,848

Operating income	310	6,579
Other income (expense):
Interest income	217	121
Interest expense	(14,021)	(7,518)
Other income (expense), net	143	(116)

Loss from continuing operations before income taxes and minority interests	(13,351)	(934)
Provision (benefit) for income taxes	(2,341)	1,400
Minority interests	77	59

Loss from continuing operations	(11,087)	(2,393)

Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $121)	—	(132)

Net loss	$(11,087)	$(2,525)

See accompanying notes to unaudited condensed consolidated financial statements

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(11,087)	$(2,525)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,080	2,334
Amortization of intangibles	6,507	1,466
Amortization of debt issuance costs	960	542
Non-cash interest expense	—	27
Stock-based compensation	384	823
Loss on disposal of assets	113	222
Deferred income taxes	(3,548)	(74)
Provision for bad debt expense and sales returns	2,322	2,079
Inventory reserves	268	1,064
Minority interests	77	59
Excess tax benefit associated with stock option exercises	(17)	(945)
In-process research and development	—	4,016
Net effect of discontinued operations	376	(1,346)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(12,837)	(4,770)
Inventories	3,557	(2,003)
Prepaid expenses, other assets and liabilities	(4,873)	183
Accounts payable and accrued expenses	12,677	(638)

Net cash (used in) provided by operating activities	(2,041)	514
INVESTING ACTIVITIES:
Acquisition of businesses	(4,200)	(235)
Acquisition of intangible assets	—	(384)
Proceeds from sale of assets held for sale and property and equipment	3,573	61
Purchases of property and equipment	(4,432)	(3,833)

Net cash used in investing activities	(5,059)	(4,391)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	2,416
Proceeds from long-term obligations	—	25,300
Payments on long-term obligations	(988)	(19,141)
Dividend paid to minority interests	(226)	—
Excess tax benefit associated with stock option exercises	17	945

Net cash (used in) provided by financing activities	(1,197)	9,520
Effect of exchange rate on cash and cash equivalents	99	84

Net (decrease) increase in cash and cash equivalents	(8,198)	5,727
Cash and cash equivalents at beginning of period	31,679	17,200

Cash and cash equivalents at end of period	$23,481	$22,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,327	$2,795
Cash paid for income taxes	1,236	571
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$—	$384
See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     Basis of Presentation and Principles of Consolidation.
     On November 3, 2006, an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”), acquired all of the outstanding shares of capital stock of ReAble Therapeutics Inc. (“RTI”, “Parent” or “Predecessor”), in a merger transaction (“the Merger”). RTI is the parent corporation of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL” or “Successor”), and ReAble Therapeutics Finance Corporation (“Finco”). RTFL directly or indirectly through its subsidiaries, owns all of the operating assets owned by RTI prior to the Merger. (See further description of the Merger under Note 3).
     The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”. In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to these condensed consolidated financial statements of RTFL. The condensed consolidated statements of operations and cash flows of RTI are presented for the three months ended April 1, 2006 (the “Predecessor financial statements”), and the condensed consolidated financial statements of operations and cash flows of RTFL are presented for the three month period ended March 31, 2007 (the “Successor financial statements”). Finco and Holdings did not have any operations during the three month period ended March 31, 2007.
     The accompanying condensed consolidated financial statements include the accounts of RTFL, and its wholly owned subsidiaries and those entities in which we hold a controlling interest from the date of the Merger. Predecessor financial statements are presented prior to the date of the Merger, with RTFL financial statements presented thereafter. The Predecessor results of RTI are not comparable to the Successor results of RTFL due to the difference in basis of presentation of purchase accounting as compared to historical cost. Minority interests reflect the 50% separate ownership of Medireha GmbH, which we have consolidated due to our controlling interest in it. All significant intercompany balances and transactions have been eliminated in consolidation.
     Unless the context indicates otherwise, all share information in this quarterly report on Form 10-Q reflects the 62.8 to 1 share recomputation that occurred in connection with the Merger and the subsequent 25 for 1 stock split that was effected on November 8, 2006, following the closing of the Merger. We refer to these adjustments as the “share adjustments” in this quarterly report.
     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form S-4 filed with the Securities and Exchange Commission on May 1, 2007 (File No. 333-142188).
     The terms “we”, “us”, and the “Company” refer to the Predecessor for the period prior to the Merger and the Successor for the period after the Merger.
     Uses of Estimates
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Reclassifications
     Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation and principally consisted of the recording of the U.S. Consumer Product line as a discontinued operation (see Note 13). These reclassifications had no impact on previously reported net loss.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, we elected to continue to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, we recognized a $5.0 million increase in liabilities for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill.
     We have unrecognized tax benefits of approximately $7.0 million as of January 1, 2007, of which none, if recognized, would result in a reduction of our effective tax rate. Interest and penalties are approximately $1.0 million at the date of adoption and are included in the unrecognized tax benefits. We recorded an increase of our unrecognized tax benefits of approximately $0.2 million as of March 31, 2007.
     We are subject to audit in Germany by Finanzamt Freiburg for the years 2000 through 2004. We are also subject to audit by the New York State Department of Taxation and Finance for the years 2002 through 2004. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-US jurisdictions; the most significant of which are Germany, Sweden, and Switzerland.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.
     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption of this statement.
3. MERGER TRANSACTION
     On November 3, 2006, an affiliate of Blackstone acquired all of the outstanding shares of capital stock of RTI. Under the terms of the Agreement and Plan of Merger dated June 30, 2006 (“Merger Agreement”), upon the consummation of the Merger, the former stockholders of RTI received an aggregate of $476.8 million in cash (or $16.46 ($6.55 before giving effect to the share adjustments) in cash for each share of common stock of RTI they then held). The Merger was financed through a combination of equity contributed by an affiliate of Blackstone, cash on hand of RTI, borrowings under a new senior secured credit facility (the “Senior Credit Facility”) and proceeds from our 11.75% senior subordinated notes (see Note 7). Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.
     The total purchase price for the Merger was approximately $528.9 million and consisted of $482.5 million cash payment to former equity holders, $6.9 million related to the fair value of rollover options that continued to remain as outstanding shares to purchase RTI common stock after the Merger, and $39.5 million in direct acquisition costs. The purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of November 4, 2006 as set forth below. The excess of purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based in part upon third party estimates of fair value for certain tangible and intangible assets and upon preliminary data estimates and assumptions that are subject to change. During the three month period ended March 31, 2007, adjustments were made to the preliminary allocation principally related to (i) the fair values assigned to the acquired inventory and property, plant and equipment, (ii) the accrual of liabilities associated primarily with tax contingencies, and (iii) assets held for sale as of the date of the Merger that were disposed of during the current quarter (in thousands).

	Fair Value	Useful Life

Current assets	$207,327
Tangible and other non-current assets	49,853
Liabilities assumed	(533,694)
In-process research and development	25,200
Identifiable intangible assets
Technology-based	83,900	3 – 11 years
Customer based	133,800	11 – 12 years
Trademarks	92,000	Indefinite
Non-compete	1,600	1 year
Goodwill	468,986	N/A

Purchase price	$528,972

     Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.
     We are continuing to evaluate restructuring plans associated with the Merger, including the integration of the Compex and Cefar operations. As of March 31, 2007, we have not accrued any restructuring costs associated with the Merger, but anticipate doing so as related costs become estimable.
4. ACCOUNTS RECEIVABLE
     A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Balance, beginning of period	$513	$4,016
Provision	2,322	2,079
Write-off charges and recoveries	(15)	(2,377)

Balance, end of period	$2,820	$3,718

5. INVENTORIES
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Components and raw materials	$18,065	$19,437
Work in process	2,664	3,848
Finished goods	23,773	27,974
Inventory held on consignment	14,912	17,332

	59,414	68,591
Less – inventory reserves	(1,349)	(918)

	$58,065	$67,673

     A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Balance, beginning of period	$918	$7,397
Provision charged to cost of sales	268	1,064
Recoveries (write-offs) charged to reserve	163	(982)

Balance, end of period	$1,349	$7,479

     The write-offs to the reserve were principally related to the disposition of fully reserved inventory.
6. GOODWILL AND INTANGIBLE ASSETS
     A summary of the activity in goodwill is presented below (in thousands):

	Successor		Predecessor
		November 4,	January 1,
	Three months	2006 through	2006 through
	ended March 31,	December 31,	November 3,
	2007	2006	2006
Balance, beginning of period	$475,722	$—	$290,255
Adjustment related to resolution of contingencies	—	—	(173)
Adjustment related to adoption of FIN 48	5,039	—	—
Adjustment related to tax benefit associated with stock option exercises	—	—	(2,016)
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	—	—	474
Goodwill associated with the acquisition of Compex	—	—	43,995
Goodwill associated with the Merger	4,014	459,933	—
Goodwill associated with the acquisition of Cefar	(516)	13,173	—
Goodwill associated with the acquisition of a business	2,420	—	—
Foreign currency translation	65	2,616	4,986

Balance, end of period	$486,744	$475,722	$337,521

     During the three month period ended March 31, 2007, goodwill related to the Merger was adjusted to reflect additional adjustments related to the fair market value of the acquired inventory, property plant and equipment, assets held for sale and assumed liabilities. On February 16, 2007, we acquired certain assets of Performance Modalities, Inc. (“PMI”) for total consideration of $4.2 million. The assets purchased relate to our Orthopedic Rehabilitation Division’s transcutaneous electrical nerve stimulation (TENS) products. The preliminary allocation of the aggregate purchase price, which is subject to change upon our further evaluation of the assets acquired, resulted in the recognition of $2.4 million of additional goodwill.
     We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48 and due to the fact that income tax uncertainties existed at the date of the recent Merger, we increased goodwill by approximately $5.0 million (See Note 2).
     During the fourth quarter of 2006, we revalued our goodwill associated with the Merger (See Note 3).
     Intangibles consisted of the following as of March 31, 2007 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortized intangible assets:
Technology-based	$85,700	$(5,199)	$80,501
Customer-based	138,600	(5,343)	133,257

	$224,300	$(10,542)	213,758

Unamortized intangible assets:
Trademarks			95,400
Foreign currency translation			1,381

Total intangible assets			$310,539

     Intangibles consisted of the following as of December 31, 2006 (in thousands):

	Gross Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net
Amortized intangible assets:
Technology-based	$85,754	$(1,990)	$83,764
Customer-based	138,796	(2,045)	136,751

	$224,550	$(4,035)	220,515

Unamortized intangible assets:
Trademarks			95,396
Foreign currency translation			1,331

Total intangible assets			$317,242

     Our amortizable assets will continue to be amortized over their useful lives ranging from 1 to 12 years.

     Aggregate amortization expense was approximately $6.5 million and $1.5 million for the Successor three month period ended March 31, 2007 and for the Predecessor three month period ended April 1, 2006, respectively.
     Our estimated amortization expense for the nine months ending December 31, 2007 and the next five years is as follows (in thousands):

For nine months ending December 31, 2007	$19,000
For year ended December 31, 2008	24,000
For year ended December 31, 2009	24,000
For year ended December 31, 2010	24,000
For year ended December 31, 2011	23,000
For year ended December 31, 2012	22,000
     At March 31, 2007, we have goodwill and intangible assets as follows (in thousands):

		Intangibles,
	Goodwill	net
Orthopedic Rehabilitation Division	$438,752	$278,298
Surgical Implant Division	47,992	32,241

Total	$486,744	$310,539

7. LONG-TERM DEBT AND CAPITAL LEASES
     Long-term debt (including capital lease obligations) consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
$400 million Senior Credit Facility to a syndicate of financial institutions; composed of a seven-year $350 million term loan and a six-year $50 million revolving credit facility; collateralized by all domestic assets of RTI and pledge of 100% of the membership interest of RTFL, 100% of the capital stock of each domestic subsidiary of RTFL and 65% of the stock of first-tier foreign subsidiaries of RTFL; interest at Bank of America’s prime rate plus 0.50% or Eurodollar rate adjusted for maximum reserves; $50 million available under the revolving credit facility as of March 31, 2007; term loan subject to quarterly principal payments of 0.25% of outstanding principal balance with the last payment due November 3, 2013; interest rate of 7.78% and 7.87% at March 31, 2007 and December 31, 2006, respectively.
	$348,252	$349,125

$200 million senior subordinated notes payable to institutional investors; interest at 11.75%; interest payable semi-annually on May 15 and November 15 of each year through November 15, 2014; effectively and contractually subordinated to the $400 million Senior Credit Facility.	200,000	200,000

$2.9 million revolving credit facilities at various European Banks; collateralized by certain of Cefar AB’s (“Cefar”) assets, interest rates ranging from 4.3% to 4.7% and 4.0% to 6.6% at March 31, 2007 and December 31, 2006, respectively; interest added to outstanding balance quarterly; $500,000 available under the credit facilities as of March 31, 2007.	2,397	2,265

$2.7 million term loans from various European banks; collateralized by certain of Cefar’s assets, interest rates based on various floating market rates; principal and interest payments due quarterly through February 2013; interest rates ranging from 3.75 % to 4.9% and 3.5% to 4.9% at March 31, 2007 and December 31, 2006, respectively.	1,920	2,037

Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; balance due July 2008; interest at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 8.25% at March 31, 2007 and December 31, 2006.	469	469

Capital lease obligations, collateralized by related equipment.	449	646

	553,487	554,542
Less – current portion	(6,396)	(6,505)

Long-term debt and capital lease, net of current portion	$547,091	$548,037

Senior Secured Credit Facility
     In connection with the Merger, RTFL and Holdings (“co-issuers”) entered into the Senior Credit Facility with Banc of America Securities LLC and Credit Suisse Securities LLC. The Senior Credit Facility provides senior secured financing of $400.0 million, consisting of a $50.0 million revolving credit facility and a $350.0 million term loan facility. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Credit Facility.
     Interest Rate and Fees. Borrowings under the Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. Dollars for the interest period relevant to each borrowing adjusted for maximum reserves. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to our attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate was 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios.
     Prepayments. The Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage will be reduced to 25% and 0% upon our attaining certain leverage ratios) of our annual excess cash flow, (2)100% of the net cash proceeds above an annual amount to be agreed from non-ordinary course asset sales by Holdings and its subsidiaries, subject to exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter, and (3)100% of the net cash proceeds from issuances of debt by Holdings and its subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Credit Facility. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity. We may voluntarily repay outstanding loans under the Senior Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.
     Amortization. We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of our funded total principal amount during the first six years and nine months following the closing of the Senior Credit Facility, with the remaining amount payable at maturity which is seven years from the date of the closing of the Senior Credit Facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the Senior Credit Facility.
     Guarantee and Security. All obligations under the Senior Credit Facility are unconditionally guaranteed by Holdings and each existing and future direct and indirect wholly-owned domestic subsidiary of RTFL, other than immaterial subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (see Note 18).
     Covenants. The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness or issue preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations, sell assets, pay dividends and other restricted payments, make investments, loans or advances, make capital expenditures, repay subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing our subordinated indebtedness, enter into certain burdensome agreements, change our lines of business and change the status of Holdings as a passive holding company. As of March 31, 2007, we were in compliance with all of these covenants. In addition, the Senior Credit Facility requires us to maintain a consolidated total debt to Adjusted EBITDA ratio (or total leverage ratio) starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio (or interest coverage ratio) starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. We are subject to these financial covenants beginning as of the twelve month period ending June 30, 2007.
11.75% Senior Subordinated Notes
     During the fourth quarter of 2006, RTFL and Finco, as co-issuers, issued and sold $200.0 million aggregate principal amount of 11.75% senior subordinated notes due 2014 (the “11.75% Notes”). We filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer to exchange these privately issued 11.75% Notes for registered 11.75% Notes. The registration statement was declared effective on May 1, 2007 and we launched the exchange offer on May 2, 2007. The exchange offer will expire on May 31, 2007 unless extended at our discretion.
     The market value of the 11.75% Notes is approximately $205.0 million as of March 31, 2007. This was determined using factors that included recent trade prices on fixed rate notes, prevailing interest rates and the variable rate feature of our Senior Credit Facility.
     Optional Redemption. Under the indenture (the “Indenture”) governing the 11.75% Notes, prior to November 15, 2010, RTFL has the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, RTFL may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest on the notes. The redemption price decreases to 102.938% and 100.000% of the then outstanding principal balance at November 2010 and November 2011, respectively. Additionally, from time to time, before November 15, 2009, RTFL may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds raised, or a direct or indirect parent company raises, in certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.
     Change of Control. Upon the occurrence of a change of control, RTFL will have the right, to repurchase some or all of the 11.75% Notes at 101% of their principal amount, plus accrued and unpaid interest.
     Guarantees. Under the terms of the Indenture, RTFL’s subsidiaries that guarantee the Senior Credit Facility, jointly and severally, and unconditionally guarantee the 11.75% Notes on an unsecured senior subordinated basis (see Note 18).
     Covenants. The Indenture contains a number of covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur additional debt or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2007, we were in compliance with all applicable covenants. Based upon our adjusted EBITDA (as defined in the Indenture) to fixed charges ratio at March 31, 2007, our ability to incur additional debt and make restricted payments is restricted, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that become restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of Total Assets (as defined in the Indenture) provided that the Adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.
8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION
     Effective January 1, 2006, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.
     Prior to the adoption of SFAS 123(R), RTI presented the tax savings resulting from tax deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires recognition of the tax savings resulting from tax deductions in excess of expense in the financial statements as a financing cash flow.
     With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award.
Summary of Plan – Post-Merger
     After the Merger, the compensation committee of the board of directors of RTI adopted a new 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers. The total number of shares that may be issued under the 2006 Plan is 2,500,000 subject to adjustment in certain events. The exercise price of stock options granted under the 2006 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2006 Plan. The pool of shares available under the 2006 Plan may be increased in the event of acquisitions. In addition, RTI also adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2006 Plan. Under the Form Option Agreement, certain stock options will vest over a specified period of time (typically five years) contingent solely upon the awardee’s continued employment with the Company. Other stock options will vest over a specified performance period from the grant date upon the achievement of pre-determined performance targets over time. The Form Option Agreement includes certain forfeiture provisions upon an awardee’s separation from service with the Company. RTFL recorded non-cash compensation expense of approximately $384,000 in the condensed consolidated statement of operations for the three month period ended March 31, 2007 associated with the service and market condition options under the 2006 Plan.

Summary of Plans – Pre-Merger
     Prior to the Merger, RTI had a number of stock option plans. All options granted under these plans were exercisable for shares of common stock in RTI. The stock options granted under these plans were granted at fair value on the date of grant, vested ratably over a predefined period and expired no more than ten years from the date of grant. RTI recorded non-cash compensation expense of approximately $820,000 in the Predecessor financial statements for the three month period ended April 1, 2006.
Summary of Assumptions and Activity
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value, expected volatilities used by RTI in 2006 prior to the Merger were based on the historical volatility of the underlying common stock, and other factors such as implied volatility of traded options. Expected volatility used by RTFL subsequent to the Merger is based on the historical volatility of RTI’s common stock, and other factors such as implied volatility of traded options of a comparable peer group. In periods prior to January 1, 2006, volatility was estimated based upon historical volatility of RTI common stock. The change in determining the expected volatility assumption in periods subsequent to January 1, 2006 was based in part upon the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level defined as management or non-management. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The key assumptions used in determining fair values for the Successor three month period ended March 31, 2007 and for the Predecessor three month period ended April 1, 2006 were as follows:

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Dividend Yield	0.0%	0.0%
Expected volatility	56.0 – 60.0%	61.0%
Risk-free interest rate	4.70%	4.50%
Expected life	5.2 – 7.1 years	4.5 – 5.6 years
     A summary of the option activity during the Successor three month period ended March 31, 2007, is presented below:

			Weighted Average
		Weighted-	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Outstanding, beginning of period	3,044,650	$15.34
Granted	50,250	$16.46
Exercised	—	—
Cancelled	202,050	$16.16

Outstanding, end of period	2,892,850	$15.30	9.2	$3,440,534

Options exercisable, end of period	778,600	$12.15	7.6	$3,440,534
     The weighted average grant date fair value of stock options granted during the Successor and Predecessor three month periods ended March 31, 2007 and April 1, 2006 was $9.37 and $9.55, respectively, per stock option. The total intrinsic value of options exercised during the Predecessor three month period ended April 1, 2006 was $2.7 million. Upon the exercise of options, we issue new common stock from our authorized shares. There was no stock option exercises during the Successor three month period ended March 31, 2007.
     Total unrecognized stock-based compensation expense related to nonvested stock options, net of expected forfeitures, was approximately $14.8 million as of March 31, 2007. We anticipate this expense to be recognized over a weighted average period of approximately 5 years. However, compensation expense associated with performance based options will be recognized only to the extent achievement of certain performance targets are deemed probable.
     The following table summarizes the effect of adopting SFAS 123(R) for the three month periods presented:

	Three Months Ended
	Successor	Predecessor
	March	April 1,
Stock-based compensation recognized:	31, 2007	2006
Cost of sales	$8	$16
Selling, general and administrative	372	799
Research and development	4	8

Total	$384	$823
Related deferred income tax benefit	150	110

Increase in net loss	$234	$713

Restricted Stock
     On March 13, 2007, we granted 15,189 shares of restricted stock awards to an executive officer pursuant to the terms of a restricted stock agreement. The shares are subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. The fair value of the stock awards, which approximated $250,000, was determined using the fair value of RTI’s common stock on the date of grant of $16.46 per share. Compensation expense is recognized on a straight-line basis over the respective vesting period. As of March 31, 2007, there was approximately $240,000 of total unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 3 years.
9. SEGMENT AND GEOGRAPHIC INFORMATION
     We have two reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Our reportable segments are business units that offer different products that are managed separately because each business requires different manufacturing and marketing strategies. The Orthopedic Rehabilitation Division offers non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions. The Surgical Implant Division sells reconstructive products including knee, hip and shoulder implants.
     Information regarding our reportable business segments is as follows (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Net sales:
Orthopedic Rehabilitation Division	$89,906	$71,488
Surgical Implant Division	16,801	15,425

Consolidated net sales	$106,707	$86,913

Gross margin:
Orthopedic Rehabilitation Division	$49,814	$40,164
Surgical Implant Division	11,769	11,789

Consolidated gross margin	$61,583	$51,953

     We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131. The accounting policies of the reportable segments are the same as those described in Note 1 to the condensed consolidated financial statements.
Geographic Area
     Following are our net sales by geographic area (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Net sales:
United States	$77,813	$68,800
Germany	9,795	7,317
Other Europe, Middle East, & Africa	15,242	7,653
Asia Pacific	1,514	2,413
Other	2,343	730

	$106,707	$86,913

     Following are our long-lived assets by geographic area as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
United States	$759,157	$751,914
Europe	102,228	103,135

	$861,385	$855,049

10. INCOME TAXES
     Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. We recorded approximately $2.3 million of income tax benefit on a pre-tax loss of approximately $13.4 million for the Successor three month period ended March 31, 2007 due to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.
     During the Predecessor three month period ended April 1, 2006, we recorded $1.4 million of income tax expense on a pre-tax loss of approximately $934,000 due to the recording of approximately $4.0 million of in-process research and development (“IPR&D”) costs, which are not deductible. We have treated the IPR&D charge as a discrete item, and as such, recorded the entire income tax impact in the Predecessor three month period ended April 1, 2006.
11. ACQUISTION OF COMPEX
     On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc., a Minnesota corporation. The total purchase price of approximately $102.9 million was comprised of 7.3 million shares of RTI common stock valued at $90.0 million, options to purchase 900,000 shares of RTI common stock valued at $9.3 million, along with $3.6 million in acquisition costs. We funded the acquisition, which we refer to as the Compex acquisition, with RTI common stock and $25.3 million of borrowings under our $200 million Senior Credit Facility to a syndicate of financial institutions originally due on 2010 but which was repaid in full in conjunction with the Merger (“Old Senior Credit Facility”). The results of Compex have been included within our condensed consolidated statement of operations since February 24, 2006, the date of acquisition.
     Included in the liabilities assumed in the Compex acquisition is a $1.1 million contingent liability relating to litigation against Compex regarding a potential incorrect payment of custom duties and VAT on previously imported goods. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court. Both sides have appealed the ruling and a final judgment is expected to be received in early 2008. Our current potential liability in the dispute if the custom officials were to prevail is approximately $1.1 million. Therefore, judgment settlement fees of approximately $1.1 million were recorded as an adjustment to the purchase price to increase goodwill during the fourth quarter of 2006.
     During 2006, we implemented certain restructuring and reorganization programs designed to integrate the acquired Compex operations. During 2006, our restructuring efforts included the divestiture of the U.S. consumer product line, the closing of the Compex billing operations located in Tampa, Florida and the integration of those operations into our existing operations in Minnesota, and the closure of the Compex corporate headquarters located in New Brighton, Minnesota. Our restructuring activities are ongoing and additional charges will be recorded during the remainder of 2007.
     A summary of the activity in the reserve account for the Successor three month period ended March 31, 2007 is as follows (in thousands):

	Lease
	Termination
	Costs	Severance	Total
Accrual, beginning of period	$346	$1,389	$1,735
Expensed during period	—	155	155
Payments made during period	(346)	(1,025)	(1,448)

Accrual, end of period	$—	$519	$519

12. ACQUISTION OF CEFAR
     On November 7, 2006, we acquired all of the issued and outstanding shares of Cefar AB, a leading European provider of electrotherapy and rehabilitation devices for a purchase price of $23.3 million. Cefar markets electrotherapy devices indicated for chronic pain, for women’s health, for electroacupuncture, and for other rehabilitation activities. We plan to combine the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electro stimulation across Europe and internationally, continuing to trade under both the Cefar and Compex brands. The purchase price of $23.3 million was comprised of the payment of $12.5 million in cash, issuance of shares of RTI’s common stock valued at $9.5 million, and payment of $1.3 million of acquisition costs. The fair value of RTI common stock issued was determined as $16.46 per share ($6.55 before giving effect to the share adjustments) based on the per share price used in the recently completed Merger. We funded the acquisition with RTI common stock, $10.0 million of term loan borrowings under the Senior Credit Facility, and cash on hand. Pursuant to the terms of the acquisition agreement, $800,000 of the purchase price was placed in escrow subject to final calculations of net working capital and net debt as defined in the acquisition agreement. Additional amounts may be paid to certain of the former stockholders of Cefar if certain EBITDA targets for the combined Cefar-Compex SA entities are met by December 31, 2008. These payments, if any, would be recorded as an increase to the purchase price of Cefar. The results of Cefar have been included in our condensed consolidated statement of operations since the date of acquisition.
     The following represents the preliminary allocation of the aggregate purchase price. Fair value for certain of the assets acquired (inventory, fixed assets and intangible assets) was estimated based upon preliminary evaluations and third party appraisals. For the majority of the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. The following valuations are preliminary and are subject to change upon our further evaluation of the assets acquired and liabilities assumed (in thousands):

	Fair Value	Wtd. Avg. Useful Life
Current assets	$11,465
Tangible and other non-current assets	1,036
Liabilities assumed	(10,303)
Identifiable intangible assets:
Trade names and trademarks	3,400	Indefinite
Electrotherapy technology	1,800	6 years
Customer relationships	3,200	10 years
Goodwill	12,657

Purchase Price	$23,255

13. DISCONTINUED OPERATIONS
     We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we classified results of operations and the related charges for discontinued operations as “Income from discontinued operations, net of tax” in the accompanying condensed consolidated statements of operations. We reclassified assets and liabilities of the discontinued operations and reflected them on the accompanying condensed consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, we restated all prior periods presented to reflect the reclassifications on a consistent basis.
     On June 30, 2006, we completed the sale of our Slendertone® U.S. consumer product line (“U.S. Consumer product line”) for a purchase price of $2.4 million, plus the cost of inventory acquired. The assets sold were previously included in our Orthopedic Rehabilitation Division and comprised our entire Slendertone consumer product inventory and all of our rights to distribute Slendertone products in the United States. As part of this transaction the buyer had approximately 120 days to pay us for the value of the inventory. In addition, pursuant to the transition services agreement dated June 8, 2006 that we entered into with the buyer, we provided transition services for the Slendertone business in the U.S. through December 31, 2006. We used the net proceeds from this sale to invest in our core Orthopedic Rehabilitation and Surgical Implant businesses.

     For accounting purposes, the operating results of the U.S. Consumer product line have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented.
     Discontinued operations are as follows (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Net sales	$—	$1,212
Loss from operations	—	(253)

Loss before income taxes from discontinued operations	—	(253)
Income tax benefit	—	121

Loss from discontinued operations	$—	$(132)

14. COMMITMENTS AND CONTINGENCIES
     Approximately $1.1 million has been recorded as a contingent liability and an adjustment to goodwill relating to litigation against Compex regarding a dispute over the custom duties and VAT on previously imported goods. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court. Both sides have appealed the ruling and a final judgment is expected to be received early in 2008.
     On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against RTI and its directors in the District Court of Travis County, Texas, 345th Judicial District(“the Texas Action”). On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of RTI in the Court of Chancery of the State of Delaware, New Castle County, against RTI and its directors. Blackstone and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action.
     The Texas Action is in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit. The Delaware Action was dismissed by the plaintiffs in February 2007 with no liability accruing to RTI or the other defendants. The Texas Action complaint alleges that RTI’s directors breached their fiduciary duties by, inter alias, agreeing to an allegedly inadequate acquisition price in connection with the Merger. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Merger, rescissory damages and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees.
     We have not been subject to any governmental audits or claims documentation requests that have resulted in the identification of any material deficiencies with respect to our billing operations. We have been subject to periodic audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes. As a result, the FDA has informed us that they believe that certain discrete processes related to our Surgical Implant Division did not conform with Current Good Manufacturing Practices (“CGMP”). We have been working with the FDA to resolve all outstanding issues they have identified in the past as a result of their audits regarding QSR and CGMP compliance. These issues have not caused any material adverse effect on us to date and we do not believe the resolution of these issues will have a material adverse effect on us in the future. However, if the FDA does not agree with us with respect to the resolution of these issues, our financial position and results of operations could be materially impacted.
     The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance up to a limit of $20.0 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. As of March 31, 2007 and December 31, 2006, we have accrued approximately $1.7 and $2.3 million, respectively, for incurred but not reported product liability claims based upon claim experience.
15. RELATED PARTY TRANSACTIONS
     In connection with the Merger, Blackstone Management Partners V L.L.C. (“BMP”) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to $3.0 million payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of RTI, a sale of all or substantially all of RTI’s assets or an initial public offering of common stock of RTI or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as RTI and BMP may mutually determine. RTI will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. During the three month period ended March 31, 2007, we recorded approximately $0.8 million related to the monitoring fee, which has been recorded as a component of selling, general and administrative expense.
16. DERIVATIVE INSTRUMENTS
     We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuation in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations and are not used for speculative purposes. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.
     The Senior Credit Facility is subject to a floating interest rate. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. This reduces the effect of rising interest rates, thereby making interest expense more predictable. As of March 31, 2007, we had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, RTI paid a fixed rate of 5.17% and received a variable rate equal to the current three month Euro dollar rate.
     The fair value of our interest rate swap agreements recorded on the balance sheet as of March 31, 2007 was $1.7 million and is recorded in other non-current liabilities. We believe our interest rate swaps are highly effective. Derivative gains and losses on cash flow hedges that qualify as accounting hedges are reported as accumulated other comprehensive income net of tax, until such time as they are reported in income along with the hedged item. We recognized derivative net gains of approximately $50,000 in interest expense along with the hedged item during the three month period from January 1, 2007 through March 31, 2007.
17. SUBSEQUENT EVENTS
     On May 17, 2007, RTI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IOMED, Inc. (“IOMED”) under which IOMED will be merged with a new formed subsidiary of ReAble on the terms and subject to the conditions of the Merger Agreement. Under the terms of the Merger Agreement, each share of IOMED common stock outstanding immediately prior to the Merger will be exchanged for $2.75 per share, as adjusted; for total cash consideration of approximately $22.0 million. IOMED is a leading manufacturer of drug-delivery devices used primarily for the management of pain. Closing of the transaction is subject to conditions customary in a transaction of this type, including approval by the stockholders of IOMED. We currently expect to close the transaction in the third quarter of 2007.
18. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     On November 3, 2006, in connection with the Merger, RTFL and its direct wholly-owned subsidiary, Finco, issued $200.0 million aggregate principal amount of the 11.75% Notes. Finco was formed solely to act as a co-issuer of the 11.75% Notes, has only nominal assets and does not conduct any operations. The Indenture generally prohibits Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by all of RTFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by RTFL (the “Guarantors”). Our foreign subsidiaries (the “Non-Guarantors”) do not guarantee the notes. The Guarantors also unconditionally guarantee the Senior Credit Facility.
     The following tables present the financial position, results of operations and cash flows of RTFL, the Guarantors, the Non-Guarantors and Eliminations as of March 31, 2007 and December 31, 2006 and for the three month period ended March 31, 2007. In addition, the following tables present the results of operations and cash flows of the Predecessor, the Guarantors, the Non-Guarantors, and Eliminations for the three month period ended April 1, 2006. The Guarantors in the tables relating to the Predecessor period include EMIHC, a previously wholly owned direct subsidiary of RTFL which was liquidated on December 31, 2006. EMIHC was the borrower under our old senior secured credit facility which was fully repaid in connection with the Merger and the issuer of the 9.75% Notes, which were repurchased pursuant to a tender offer in connection with the Merger.

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheets
As of March 31, 2007
(in thousands)

			Non-
	RTFL	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25	$15,183	$8,273	$—	$23,481
Accounts receivable, net	—	67,551	19,097	—	86,648
Inventories, net	—	49,702	8,656	(293)	58,065
Deferred tax assets	—	24,754	3,448	(146)	28,056
Prepaid expenses and other current assets	—	7,117	779	—	7,896
Assets of discontinued operations	—	4	—	—	4

Total current assets	25	164,311	40,253	(439)	204,150
Property and equipment, net	—	38,413	7,915	(2,006)	44,322
Goodwill	—	424,956	61,788	—	486,744
Intangible assets, net	—	276,131	34,408	—	310,539
Investment in subsidiaries	386,317	(42,294)	48,424	(392,447)	—
Intercompany receivable	284,469	—	—	(284,469)	—
Other non-current assets	19,204	453	123	—	19,780

Total assets	$690,015	$861,970	$192,911	$(679,361)	$1,065,535

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$3,469	$183	$2,744	$—	$6,396
Accounts payable	—	21,178	6,275	—	27,453
Accrued expenses	13,609	25,259	11,259	—	50,127

Total current liabilities	17,078	46,620	20,278	—	83,976

Long-term debt and capital leases, net of current portion	544,783	736	1,572	—	547,091
Deferred tax liabilities	—	96,974	10,818	—	107,792
Intercompany payable	—	190,270	94,199	(284,469)	—
Other non-current liabilities	1,738	773	—	—	2,511

Total liabilities	563,599	335,373	126,867	(284,469)	741,370
Minority interests	—	—	764	—	764
Membership equity	126,416	526,597	65,280	(394,892)	323,401

Total liabilities, minority interests and membership equity	$690,015	$861,970	$192,911	$(679,361)	$1,065,535

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheets
As of December 31, 2006
(in thousands)

			Non-
	RTFL	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12	$22,650	$9,017	$—	$31,679
Accounts receivable, net	—	55,854	18,301	—	74,155
Inventories, net	—	58,707	9,188	(222)	67,673
Deferred tax assets	—	21,598	4,282	(146)	25,734
Prepaid expenses and other current assets	21	5,462	483	—	5,966
Assets of discontinued operations	—	380	—	—	380

Total current assets	33	164,651	41,271	(368)	205,587
Property and equipment, net	—	35,141	8,157	(2,047)	41,251
Goodwill	—	414,079	61,643	—	475,722
Intangible assets, net	—	281,992	35,250	—	317,242
Investment in subsidiaries	387,419	(41,601)	47,731	(393,549)	—
Intercompany receivable	287,144	—	—	(287,144)	—
Other non-current assets	19,940	762	132	—	20,834

Total assets	$694,536	$855,024	$194,184	$(683,108)	$1,060,636

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$3,500	$332	$2,673	$—	$6,505
Accounts payable	—	13,455	5,440	—	18,895
Accrued expenses	7,909	17,607	12,463	—	37,979

Total current liabilities	11,409	31,394	20,576	—	63,379

Long-term debt and capital leases, net of current portion	545,625	783	1,629	—	548,037
Deferred tax liabilities	—	99,152	12,080	—	111,232
Intercompany payable	—	192,819	94,325	(287,144)	—
Other non-current liabilities	—	1,871	—	—	1,871

Total liabilities	557,034	326,019	128,610	(287,144)	724,519
Minority interests	—	—	909	—	909
Membership equity	137,502	529,005	64,665	(395,964)	335,208

Total liabilities, minority interests, and membership equity	$694,536	$855,024	$194,184	$(683,108)	$1,060,636

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
For the Successor Three Month Period Ended March 31, 2007
(in thousands)

			Non-
	RTFL	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$84,991	$23,014	$(1,298)	$106,707
Cost of sales	—	33,758	12,634	(1,268)	45,124

Gross margin	—	51,233	10,380	(30)	61,583
Operating expenses:
Selling, general and administrative	—	47,292	10,346	—	57,638
Research and development	—	2,755	880	—	3,635

Operating income (loss)	—	1,186	(846)	(30)	310
Other income (expense):
Interest income	3,959	737	63	(4,542)	217
Interest expense	(13,942)	(4,198)	(423)	4,542	(14,021)
Other income (expense), net	(1,104)	59	84	1,104	143

Loss from continuing operations before income taxes and minority interests	(11,087)	(2,216)	(1,122)	1,074	(13,351)
Provision (benefit) for income taxes	—	(2,646)	305	—	(2,341)
Minority interests	—	—	77	—	77

Net income (loss)	$(11,087)	$430	$(1,504)	$1,074	$(11,087)

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Operations
For the Predecessor Three Month Period Ended April 1, 2006
(in thousands)

			Non-
	RTI	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$75,529	$12,809	$(1,425)	$86,913
Cost of sales	—	30,494	5,841	(1,375)	34,960

Gross margin	—	45,035	6,968	(50)	51,953
Operating expenses:
Selling, general and administrative	—	33,082	5,444	—	38,526
Research and development	—	6,472	376	—	6,848

Operating income	—	5,481	1,148	(50)	6,579
Other income (expense):
Interest income	—	3,883	14	(3,776)	121
Interest expense	—	(11,283)	(11)	3,776	(7,518)
Other income (expense), net	1,991	5,892	(304)	(7,695)	(116)

Income (loss) from continuing operations before income taxes and minority interests	1,991	3,973	847	(7,745)	(934)
Provision for income taxes	—	1,086	338	(24)	1,400
Minority interests	—	—	59	—	59

Income (loss) from continuing operations	1,991	2,887	450	(7,721)	(2,393)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(132)	—	—	(132)

Net income (loss)	$1,991	$2,755	$450	$(7,721)	$(2,525)

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flows
For the Successor Three Month Period Ended March 31, 2007
(in thousands)

			Non
	RTFL	Guarantors	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(11,087)	$430	$(1,504)	$1,074	$(11,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	2,394	872	(186)	3,080
Amortization of intangibles	—	5,862	645	—	6,507
Amortization of debt issuance costs	960	—	—	—	960
Stock-based compensation	—	384	—	—	384
Loss on disposal of assets	—	(17)	150	(20)	113
Deferred income taxes	—	(2,923)	(625)	—	(3,548)
Non-cash income from subsidiaries	1,104	—	—	(1,104)	—
Provision for bad debt expense and sales returns	—	2,236	86	—	2,322
Inventory reserves	—	203	65	—	268
Minority interests	—	—	77	—	77
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations	—	376	—	—	376
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,095)	(742)	—	(12,837)
Inventories	—	1,601	1,885	71	3,557
Prepaid expenses, other assets and liabilities	21	(4,612)	(282)	—	(4,873)
Accounts payable and accrued expenses	5,700	7,540	(563)	—	12,677

Net cash provided by (used in) operating activities	(3,302)	1,362	64	(165)	(2,041)
INVESTING ACTIVITIES:
Acquisition of businesses	—	(4,200)	—	—	(4,200)
Proceeds from sale of assets held for sale	—	3,480	93	—	3,573
Purchases of property and equipment	—	(3,780)	(817)	165	(4,432)

Net cash used in investing activities	—	(4,500)	(724)	165	(5,059)
FINANCING ACTIVITIES:
Intercompany	4,171	(4,132)	(39)	—	—
Payments on long-term obligations	(873)	(197)	82	—	(988)
Excess tax benefit associated with stock option exercises	17	—	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)

Net cash provided by (used in) financing activities	3,315	(4,329)	(183)	—	(1,197)
Effect of exchange rate on cash and cash equivalents	—	—	99	—	99

Net increase (decrease) in cash and cash equivalents	13	(7,467)	(744)	—	(8,198)
Cash and cash equivalents at beginning of period	12	22,650	9,017	—	31,679

Cash and cash equivalents at end of period	$25	$15,183	$8,273	$—	$23,481

ReAble Therapeutics Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statement of Cash Flows
For the Predecessor Three Month Period Ended April 1, 2006
(in thousands)

			Non
	RTI	Guarantors	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$1,991	$2,755	$450	$(7,721)	$(2,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	1,687	686	(39)	2,334
Amortization of intangibles	—	1,050	416	—	1,466
Amortization of debt issuance costs	—	542	—	—	542
Non-cash interest expense	—	27	—	—	27
Stock-based compensation	—	823	—	—	823
Loss on disposal of assets	—	219	85	(82)	222
Deferred income taxes	—	99	(149)	(24)	(74)
Non-cash income from subsidiaries	(1,991)	(5,119)	—	7,110	—
Provision for bad debt expense and sales returns	—	1,986	93	—	2,079
Inventory reserves	—	1,012	52	—	1,064
Excess tax benefit associated with stock option exercises	—	(945)	—	—	(945)
Minority interests	—	—	59	—	59
In-process research and development	—	4,016	—	—	4,016
Net effect of discontinued operations	—	(1,346)	—	—	(1,346)
Changes in operating assets and liabilities, net of acquired assets and liabilities:	—
Accounts receivable	—	(5,688)	918	—	(4,770)
Inventories	—	(2,370)	(221)	588	(2,003)
Prepaid expenses, other assets and liabilities	1,106	(818)	(105)	—	183
Accounts payable and accrued expenses	341	1,860	(2,839)	—	(638)

Net cash provided by (used in) operating activities	1,447	(210)	(555)	(168)	514
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(235)	—	—	(235)
Acquisition of intangible assets	—	(250)	(134)	—	(384)
Purchases of property and equipment	—	(3,151)	(850)	168	(3,833)
Proceeds from sale of assets	—	61	—	—	61

Net cash used in investing activities	—	(3,575)	(984)	168	(4,391)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,416	—	—	—	2,416
Intercompany	(3,725)	(1,191)	4,916	—	—
Proceeds from long-term obligations	—	25,300	—	—	25,300
Payments on long-term obligations	—	(17,045)	(2,096)	—	(19,141)
Excess tax benefit associated with stock option exercises	—	945	—	—	945

Net cash provided by (used in) financing activities	(1,309)	8,009	2,820	—	9,520
Effect of exchange rate on cash and cash equivalents	—	—	84	—	84

Net increase in cash and cash equivalents	138	4,224	1,365	—	5,727
Cash and cash equivalents at beginning of period	308	13,588	3,304	—	17,200

Cash and cash equivalents at end of period	$446	$17,812	$4,669	$—	$22,927

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.
     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes to those financial statements included elsewhere in this quarterly report on Form 10-Q.
     For purposes of this section, the terms “we”, “us”, or the “Company” refer to RTI (as defined below) and its subsidiaries for the period prior to the consummation of the Merger and RTFL (as defined below) and its subsidiaries for the period after the consummation of the Merger.
Overview of Business
     We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high-quality orthopedic devices used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a wide range of surgical reconstructive implant products. Our products are used by orthopedic specialists, physicians, physical therapists, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-invasive medical devices and related accessories are used primarily by patients for at-home physical therapy. We currently develop, manufacture and distribute our products through the following two operating divisions:
•	Orthopedic Rehabilitation Division. We market our orthopedic rehabilitation products through two brands in the United States: Chattanooga Group and Empi; and three brands in Europe; Compex, Cefar and Ormed. These products are non-invasive medical devices that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury, such as at-home and clinical electrotherapy, patient care and continuous passive motion devices (“CPM”) used to treat pain and restore muscle function, physical therapy tables, home and clinical traction products, iontophoretic devices and chiropractic treatment tables used to treat joint and spine conditions. Our Orthopedic Rehabilitation Division accounted for approximately 84.3% of our net sales and 80.9% of our gross profit for the three month period ended March 31, 2007.

•	Surgical Implant Division. Our Surgical Implant Division develops, manufactures and markets a wide variety of products that serve the orthopedic reconstructive joint implant market. These products include knee, hip and shoulder reconstructive products, along with the instruments used by surgeons to perform orthopedic reconstructive surgery. Our Surgical Implant Division accounted for approximately 15.7% of our net sales and 19.1% of our gross profit for the three month period ended March 31, 2007.
     Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These two divisions constitute our two reportable segments. See Note 9 to our condensed consolidated financial statements for further information regarding our reportable business segments.
     We are subject to regulation by the FDA with respect to sales of our products in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell our products.
     The nature of our business requires significant allocation of resources to investment in accounts receivable, inventory, new product development and debt servicing. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, we place an emphasis on our research and development efforts for new products.
The Merger
     On November 3, 2006 an affiliate of Blackstone Capital Partners L.P. (“Blackstone”) acquired all of the outstanding shares of capital stock of ReAble Therapeutics, Inc. (“RTI”) in the Merger (see Note 3 to our condensed consolidated financial statements). RTI is the parent company of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL”) and ReAble Therapeutics Finance Corporation (“Finco”). RTFL, directly or indirectly through its subsidiaries, owns all of the operating assets of RTI. The total purchase price for the Merger was approximately $528.9 million and consisted of $482.5 million paid to former holders of shares of common stock and options to purchase shares of common stock of RTI, $6.9 million related to the fair value of the management rollover options that continued to remain as outstanding shares to purchase RTI common stock after the Merger, and $39.5 million in direct acquisition costs. The Merger was financed through a combination of equity contributed by Blackstone, cash on hand of RTI, borrowing under a new senior credit facility (the “Senior Credit Facility”), and proceeds from the newly issued 11.75% Senior Subordinated Notes due 2014 (“11.75% Notes”). Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.
     The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”. In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to the condensed consolidated financial statements of RTFL. The condensed consolidated statements of operations and cash flows of RTI are presented for the three month period ended April 1, 2006 (the “Predecessor financial statements”), and the condensed consolidated financial statements of RTFL are presented for the three month period ended March 31, 2007 (the “Successor financial statements”). The Predecessor and Successor periods have been prepared using a different basis of presentation due to the application of purchase accounting. Finco and Holdings did not have any operations during the three month period ended March 31, 2007.
     In addition, in connection with the Merger, we recomputed the shares of RTI’s common stock to reflect the 62.8 to 1 share recomputation such that every 62.8 shares of RTI’s common stock outstanding prior to the Merger was recomputed as 1 share of RTI’s common stock. Subsequently, on November 8, 2006, following the closing of the Merger, we effected a 25 for 1 stock split, which resulted in every 1 share of RTI’s common stock becoming 25 shares of RTI’s common stock. All share information in this quarterly report on Form 10-Q for all periods presented retroactively reflect these adjustments.
Recent Acquisitions
     On November 7, 2006, we acquired Cefar AB (“Cefar”), a leading European provider of electrotherapy and rehabilitation devices. Cefar markets electrotherapy devices used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), for electroacupuncture, and for other rehabilitation activities. We are integrating the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrical stimulation across Europe and internationally while continuing to sell products under both the Cefar and Compex brands. The purchase price for Cefar of $23.3 million was comprised of $12.5 million in cash, issuance of 575,134 shares of RTI’s common stock valued at $9.5 million, and payment of approximately $1.3 million in acquisition costs. In addition, we also assumed Cefar’s existing debt of approximately $3.8 million. The cash portion of the acquisition was funded with $10.0 million of term loan borrowings under the Senior Credit Facility and cash on hand.
     On February 24, 2006, we completed the acquisition of Compex Technologies, Inc. (“Compex”). Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The purchase price of approximately $102.9 million included approximately 7.3 million shares of RTI’s common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase approximately 900,000 shares of RTI’s common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs. We also borrowed approximately $25.3 million under our former $200 million senior credit facility to a syndicate of financial institutions originally due on 2010 (“Old Senior Credit Facility”) in connection with the acquisition and used $17.3 million for repayment of Compex’s existing debt with the balance used for working capital.

Results of Operations
     The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	Successor	Predecessor
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of sales	42.3	40.2
Gross margin	57.7	59.8
Operating expenses:
Selling, general and administrative	54.0	44.3
Research and development	3.4	7.9
Operating income	0.3	7.6

Other income (expense):
Interest income	0.2	0.1
Interest expense	(13.1)	(8.7)
Other income (expense), net	0.1	(0.1)
Loss from continuing operations before income tax and minority interests	(12.5)	(1.1)

Provision (benefit) for income taxes	(2.2)	1.6
Minority interests	0.1	0.1
Loss from continuing operations	(10.4)	(2.8)
Discontinued operations:
Loss from discontinued operations, net of tax	0.0	(0.2)
Net loss	(10.4)%	(3.0)%
Three Months Ended March 31, 2007, compared to Three Months Ended April 1, 2006
     Net Sales. Our net sales for the three month period ended March 31, 2007 were $106.7 million, representing an increase of 22.8% from net sales of $86.9 million for the three month period ended April 1, 2006, driven by acquisitions and continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Sales in the Orthopedic Rehabilitation Division benefited from sales of products we acquired in the Compex and Cefar acquisitions, which were completed in February 2006 and November 2006, respectively. Our domestic net sales increased 13.1% to $77.8 million during the three months ended March 31, 2007 from $68.8 million during the three months ended April 1, 2006.
     The following table sets forth the geographic mix of our net sales for the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006:

	Domestic			International			Total
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
			%			%			%
(In thousands, except %)	2007	2006	Growth	2007	2006	Growth	2007	2006	Growth
Orthopedic Rehabilitation Division	$62,991	$55,758	13.0%	$26,915	$15,730	71.1%	$89,906	$71,488	25.8%

Surgical Implant Division	14,822	13,042	13.6%	1,979	2,383	(17.0)%	16,801	15,425	8.9%

Total	$77,813	$68,800	13.1%	$28,894	$18,113	59.5%	$106,707	$86,913	22.8%

     Net sales in our Orthopedic Rehabilitation Division of $89.9 million during the three month period ended March 31, 2007, represent an increase of 25.8% over net sales of $71.5 million during the three month period ended April 1, 2006, led by continued growth across most of our Rehabilitation product lines. The division also benefited from three months of revenue contribution from our Cefar acquisition and an additional two months of revenue from our Compex acquisition as compared to only one month of Compex revenue was included in the three month period ended April 1, 2006.
     Net sales in our Surgical Implant Division increased to $16.8 million from $15.4 million during the three month period ended March 31, 2007, representing an 8.9% increase over the same period in the prior year, driven primarily by growth in our shoulder product line. Domestic Surgical Implant Division sales for the three months ended March 31, 2007 grew 13.6% to $14.8 million compared to $13.0 million for the three months ended April 1, 2006. International sales of $2.0 million for the three months ended March 31, 2007 declined 17.0% compared to the same period in the prior year when sales were $2.4 million.

     Sales of new products for the three months ended March 31, 2007, which are products that have been on the market less than one year, were $6.0 million compared to new product sales of $5.9 million during the three months ended April 1, 2006.
     Gross Margin. Our consolidated gross margin as a percentage of net sales decreased to 57.7% during the three month period ended March 31, 2007 from 59.8% during the three month period ended April 1, 2006 and was negatively impacted by $4.1 million of expense related to the write up to fair market value of inventory in connection with the Merger. Our Orthopedic Rehabilitation Division gross margin of 55.4% compared to gross margin of 56.2% for the three months ended April 1, 2006 was negatively impacted by $2.8 million of expense related to the write up to fair market value of inventory in connection with the Merger. Our Surgical Implant Division’s gross margin decreased to 70.0% during the three months ended March 31, 2007 compared to a gross margin of 76.4% for the three months ended April 1, 2006, due primarily to $1.3 million of expense related to the write up to fair market value of inventory in connection with the Merger.
     Selling, General and Administrative. Our selling, general and administrative expenses increased to $57.6 million during the three month period ended March 31, 2007 from $38.5 million during the three month period ended April 1, 2006. As a percentage of net sales, selling, general and administrative expense increased to 54.0% from 44.3% in the prior year quarter primarily due to additional expenses associated with the addition of Compex and Cefar, higher commissions associated with increased sales, higher expenses related to acquisition integration, and higher amortization expense related to the write up to fair market value of intangible assets in connection with the Merger.
     Research and Development. Our research and development expense decreased to $3.6 million during the three month period ended March 31, 2007 from $6.8 million for the three month period ended April 1, 2006. As a percentage of net sales, research and development expense decreased to 3.4% during the three month period ended March 31, 2007 as compared to 7.9% for the three months ended April 1, 2006, primarily driven by in-process research and development (“IPR&D”) costs of $4.0 million associated with the Compex acquisition in the prior year quarter. This was partially offset by the addition of Compex and Cefar research and development costs in the current year quarter.
     Interest Expense. Our interest expense increased to $14.0 million during the three month period ended March 31, 2007 compared to interest expense of $7.5 million during the three month period ended April 1, 2006. This increase in interest expense was principally driven by increased borrowings to finance the Merger and Cefar acquisition and higher interest rates on our outstanding indebtedness.
     Provision (Benefit) for Income Taxes. During the three month period ended March 31, 2007, we recorded approximately $2.3 million of income tax benefit on pre-tax loss of approximately $13.4 million due in part to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.
     Discontinued Operations. During the three month period ended April 1, 2006, we reported a loss from discontinued operations of approximately $0.1 million, which was attributable to the Slendertone product line assets we sold on June 30, 2006. There was no loss from discontinued operations during the three month period ended March 31, 2007.
     Net loss. We had a net loss of $11.1 million during the three month period ended March 31, 2007 compared to a net loss of $2.5 million during the three month period ended April 1, 2006 due to the factors discussed above.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill and intangible assets, deferred tax assets and liabilities, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact to our financial statements.
Revenue Recognition
     We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) delivery has occurred and (4) collectibility is reasonably assured.
     We sell our Orthopedic Rehabilitation Division products through a variety of distribution channels. We sell our clinical rehabilitation products to dealers. We record sales at the time the product is shipped to the dealer. Dealers take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection. We sell our home therapy products to wholesale customers and directly to patients. We recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient, and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.
     We sell our Surgical Implant Division products through a network of independent sales representatives in the United States and through distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions upon the ultimate sale of the products, at the time the product is used in a surgical procedure (implanted in a patient). We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Our international distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.
     Reserves for Sales Allowances, Product Returns and Rental Credits. We have established reserves to account for sales allowances, product returns and reserves for rental credits. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for sales allowances, product returns, rental credits and other allowances in any accounting period.
     Our reserves for sales allowances account for sales of our products below the invoice price. These sales generally result from agreements that we enter into with certain customers that permit them to pay us for our products in amounts that are below the invoice price of the product. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We provide for these reserves by reducing our gross revenue.
     Our reserve for product returns accounts for customer returns of our products after purchase. These returns are mainly attributable to a third-party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. We provide for this reserve by reducing gross revenue by an amount based on our historical rate of returns.
     Our reserve for rental credit recognizes a timing difference between billing of a purchase and processing of a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing of the purchase and processing of the rental credit. Our rental credit reserve accounts for unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount. We provide for these reserves by reducing our gross revenue. The cost to refurbish rented products is expensed as incurred as part of cost of sales.
     Reserve for Uncollectible Accounts Receivable. In addition to the reserves for sales allowances, returns and rental credits, we have also established a reserve for the portion of accounts receivable that we estimate will not be collected because of our customers’ and patients’ nonpayment. The reserve is based on historical trends and current relationships with our customers and providers. Changes in our collection rates can result from a number of factors, including turnover in personnel, changes in the payment policies or practices of payors or changes in industry rates or pace of reimbursement. Additions to this reserve are reflected in selling, general and administrative expense.
Goodwill and Intangible Assets
     We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. In the fourth quarter of each year we will perform an annual test of our goodwill and intangible assets for potential impairment. The process of evaluating the potential impairment is subjective and requires us to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss.

     Any impairment of an intangible asset or goodwill would require a reduction in the value of the asset on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset or goodwill requiring the adjustment.
Deferred Tax Asset Valuation Allowance
     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carryforwards. We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.
     Our gross deferred tax asset balance was approximately $46.9 million at March 31, 2007 and primarily relates to receivable and inventory reserves, accrued compensation, and net operating loss carryforwards. As of March 31, 2007, we recorded a valuation allowance of $5.7 million due to uncertainties related to our ability to realize certain foreign net operating loss carryforwards.
Inventory Reserves
     The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers. We record inventory at the lower of cost or market, with cost based upon average actual cost. We maintain inventory reserves for slow moving or excess inventory, product obsolescence and declines in value. In each division, we use a specific identification methodology, adjustments to which can occur whenever there is a change in strategy. In addition, we review sales performance on at least a quarterly basis to determine the amounts that we should add to the existing reserve. We monitor reserves on a quarterly basis and make changes when necessary. To determine the adequacy of our reserves at each reporting period, we analyze the following, among other factors:
•	current inventory quantities on hand;

•	product acceptance in the marketplace;

•	customer demand;

•	historical sales;

•	forecasted sales;

•	product obsolescence; and

•	technological innovations.
     If there is a material change due to the factors listed above, the current level of the reserve for inventory may not be adequate and would result in our increasing the reserve level. Any modifications to our estimates of our reserves are reflected in cost of sales within the statement of operations during the period in which such modifications are determined necessary by management.
     Our Orthopedic Rehabilitation Division consigns a portion of its inventory to clinics and other healthcare provider locations to allow its products to be immediately dispensed to patients. Our Surgical Implant Division products are sold in the United States at the time the product is used in a surgical procedure. As such, this division also consigns product at many locations throughout the country. This requires a large amount of inventory to be on hand for the products we sell on consignment. It also increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our possession, we also reserve for these products based on the results of periodic inventory counts and historical trends.
Recent Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted this interpretation as of the beginning of fiscal 2007 (see Note 2).
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.

     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.
Liquidity and Capital Resources
     Cash flows for the three months ended March 31, 2007 and for the three months ended April 1, 2006 are as follows (in thousands):

	Three Months Ended
	Successor	Predecessor
	March 31,	April 1,
	2007	2006
Cash (used in) provided by operating activities	$(2,041)	$514
Cash used in investing activities	(5,059)	(4,391)
Cash (used in) provided by financing activities	(1,197)	9,520
Effect of exchange rate on cash and cash equivalents	99	84

Net (decrease) increase in cash and cash equivalents	$(8,198)	$5,727

Cash Flows
     During the three month period ended March 31, 2007, our operating activities used $2.0 million of cash as compared to the three months ended April 1, 2006, when our operating activities provided cash of $0.5 million, resulting in a decrease in cash of $2.5 million. The increase in cash used from operations during the first quarter of 2007 as compared to the same period in the prior year is primarily due to increased expenses related to acquisition integration and interest payments on newly issued debt. Our net loss, adjusted for non-cash items, used $0.9 million in operating cash flow during the first quarter of 2007, which represents a decrease of $10.0 million compared to our net loss for the first quarter of 2006, adjusted for non-cash items, which provided $9.1 million of operating cash flow. Discontinued operations provided $0.4 million of cash during the three month period ended March 31, 2007 as compared to $1.3 million of cash used during the three months ended April 1, 2006, resulting in a net increase in cash flow from discontinued operations of $1.7 million during the current year quarter. Our gross accounts receivable used $12.8 million of cash during the three months ended March 31, 2007 while in the same period in the prior year our gross accounts receivable used $4.8 million of cash, resulting in a net decrease in cash flow of $8.0 million. Our gross inventory provided $3.6 million of cash during the three month period ended March 31, 2007 compared to a use of $2.0 million of cash during the three month period ended April 1, 2006, resulting in a net increase in cash flow of $5.6 million. In addition, our prepaid expenses, other assets and liabilities used $4.9 million of cash during the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006 when prepaid expenses, other assets and liabilities provided $0.2 million of cash, resulting in a decrease in cash flow of $5.1 million. Finally, our outstanding balances of accounts payable and accrued liabilities provided cash of $12.7 million during the three month period ended March 31, 2007, compared to our outstanding balances of accounts payable and accrued liabilities using $0.6 million of cash during the three month period ended April 1, 2006, resulting in an increase in cash flow of $13.3 million.
     Investing activities used $5.1 million of cash during the three months ended March 31, 2007, compared to $4.4 million during the three months ended April 1, 2006, representing a $0.7 million increase in cash used for investing activities. During the three months ended March 31, 2007 we used $4.2 million of cash for acquisition activities compared to $0.6 million during the three months ended April 1, 2006. We also received $3.6 million of cash as proceeds primarily from the sale of assets held for sale compared to $0.1 million during the three months ended April 1, 2006. In addition, we used $4.4 million to purchase property and equipment during the three months ended March 31, 2007 while during the three months ended April 1, 2006 we used $3.8 million, representing an increase of $0.6 million.
     Cash used in financing activities during the three month period ended March 31, 2007 of $1.2 million decreased by $10.7 million compared to the three month period ended April 1, 2006, when cash provided by financing activities was $9.5 million. Our net borrowings, or the difference between proceeds from borrowings and related debt payments, used $1.0 million of cash during the three month period ended March 31, 2007, resulting in a net decrease in cash from net borrowings of $7.2 million compared to net borrowings of $6.2 million for the three months ended April 1, 2006. During the three month period ended March 31, 2007, we repaid $1.0 million of long-term debt. During the three month period ended April 1, 2006, we borrowed $25.3 million under our revolving credit facility in connection with our Compex acquisition, and we paid $19.1 million on long-term borrowings, $17.3 million of which represented a retirement of bank debt acquired from Compex. In addition, during the three month period ended April 1, 2006, we received approximately $2.4 million in proceeds from option exercises principally by former Compex executives. We also received $945,000 of excess tax benefit associated with the exercises of these stock options. Finally, we paid a dividend of $0.2 million to minority interests during the three months ended March 31, 2007.

Indebtedness
     As of March 31, 2007, we had outstanding total indebtedness of approximately $553.5 million, and we had an additional $50.0 million of available borrowings under our Senior Credit Facility. We believe that our existing cash, plus the cash we expect to generate from operations and borrowings available under our Senior Credit Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new product or businesses acquisitions. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders, waivers of default or amendments to the Senior Credit Facility in the future.
     We have continued to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed eight acquisitions since 2001 that have allowed us to expand our business in the orthopedic devices market to include rehabilitation equipment, to expand our business in the European orthopedic rehabilitation market and to expand our surgical implant product offerings. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we may consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.
     As market conditions warrant, we and Blackstone and its affiliates, may from time to time repurchase debt securities issued by us in privately negotiated or open market transactions, by tender offer or otherwise.
Senior Credit Facility
     Overview. Our Senior Credit Facility consists of a $350.0 million term loan facility and a $50.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swingline loans. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under our Senior Credit Facility.
     Interest Rate and Fees. Borrowings under the Senior Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in US Dollars for the interest period relevant to such borrowing adjusted for maximum reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility are 1.50% with respect to base rate borrowings and 2.50% with respect to Eurodollar borrowings. The applicable margin for borrowings under each facility may be reduced subject to our attaining certain leverage ratios.
     In addition to paying interest on outstanding principal under the Senior Credit Facility, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees.
     Amortization. We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of our funded total principal amount during the first six years and nine months following the closing of the Senior Credit Facility, with the remaining amount payable at maturity which is November 3, 2013.
     Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is November 3, 2012.
     Certain Covenants and Events of Default. The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our (and most or all of our subsidiaries’) ability to:
•	incur additional indebtedness or issue preferred stock;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and other restricted payments;

•	make investments, loans or advances;

•	make capital expenditures;

•	repay subordinated indebtedness (including the 11.75% Notes);

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	amend material agreements governing our subordinated indebtedness (including the 11.75% Notes);

•	enter into certain burdensome agreements;

•	change our lines of business; and

•	change the status of Holdings as a passive holding company.
     In addition, pursuant to the terms of the credit agreement relating to the Senior Credit Facility, we are required to maintain a consolidated total debt to Adjusted EBITDA ratio (or total leverage ratio) starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio (or interest coverage ratio) starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. We are subject to these financial covenants beginning as of the twelve month period ending June 30, 2007.
     The Senior Credit Facility also contains certain customary affirmative covenants and events of default.
11.75% Senior Subordinated Notes
     The indenture governing the 11.75% Notes (the “Indenture”) limits our (and most or all of our subsidiaries’) ability to:
•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
     Subject to certain exceptions, the Indenture permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.
Covenant Compliance
     As described above, the Senior Credit Facility and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. In addition, under the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios, and under the Indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

     Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under the Senior Credit Facility and the Indenture. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
     Adjusted EBITDA does not represent net loss or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indenture and the Senior Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
     Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Credit Facility and the Indenture, at which time the lenders could elect to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indenture.
     The following table provides a reconciliation from our net loss to EBITDA and Adjusted EBITDA for the three and twelve months ended March 31, 2007. The terms and related calculations are defined in the credit agreement relating to the Senior Credit Facility and the Indenture.

	(unaudited)	(unaudited)
	Three Months	Twelve Months
	Ended March 31,	Ended March 31,
(in thousands)	2007	2007
Net loss	$(11,087)	$(96,971)
Interest expense, net	13,804	40,185
Income tax benefit	(2,341)	(23,949)
Depreciation and amortization	9,587	26,995

EBITDA	9,963	(53,740)

Non-cash items (a)	4,549	54,341
Non-recurring items (b)	2,106	15,019
Other adjustment items (c)	7,694	59,386

Adjusted EBITDA	$24,312	$75,006

(a)	Non-cash items are comprised of the following:

	(unaudited)	(unaudited)
	Three Months	Twelve Months
	Ended March 31,	Ended March 31,
	2007	2007
Stock compensation expense	$384	$10,289
Loss on disposition of assets	113	441
Loss on early extinguishment of debt	—	9,154
Purchase accounting adjustments (1)	4,052	33,391
Loss on asset impairment (2)	—	1,066

Total non-cash items	$4,549	$54,341

(1)	Represents $4.1 million of expense related to the write-up to fair market value of acquired inventory in connection with the Merger and the Cefar acquisition for the three months ended March 31, 2007. Represents $25.1 million of expense related to the write-off of IPR&D and $8.3 million of expense related to the write-up to fair market value of inventory acquired in connection with the Compex acquisition, Cefar acquisition and the Merger during the twelve months ended March 31, 2007.

(2)	Represents $1.1 million of expense related to the impairment of certain application software that will not be placed in service.

(b)	Non-recurring items are comprised of the following:

	(unaudited)	(unaudited)
	Three Months	Twelve Months
	Ended March 31,	Ended March 31,
	2007	2007
Employee severance (1)	$142	$1,323
Restructuring expense (2)	2,107	10,489
Other (3)	(143)	3,207

Total non-recurring adjustments	$2,106	$15,019

(1)	Represents employee severance expense incurred by RTI in connection with the Compex acquisition.

(2)	Expense for the three months ended March 31, 2007 includes $0.9 million of integration costs incurred in connection with the Compex acquisition, $0.4 million of integration costs incurred in connection with the Cefar acquisition and $0.8 million of integration costs incurred in connection with the Merger. Expense for the twelve months ended March 31, 2007 represents $6.5 million of expense related to field selling, information technology, operations and product line consolidation incurred in connection with the integration of the Compex acquisition. Also includes inventory reserves of $1.5 million related to the discontinuation of certain products acquired from Osteoimplant Technology, Inc. (“OTI”) in February 2005, $0.8 million of integration expenses related to the Cefar acquisition, and $1.7 million of integration expenses related to the Merger.

(3)	Other expenses for the twelve months ended March 31, 2007 includes $3.2 million of other non-recurring expenses, including provisions made for litigation settlements and additional product liability claims.

(c)	Other adjustment items are comprised of the following:

	(unaudited)	(unaudited)
	Three Months	Twelve Months
	Ended March 31,	Ended March 31,
	2007	2007
Transaction expenses (1)	$1,333	$24,834
Compex acquisition adjustments (2)	—	26,586
Minority interest	77	215
Pre-acquisition EBITDA (3)	29	977
Cost savings (4)	6,255	6,255
Discontinued operations	—	519

Total other items	$7,694	$59,386

(1)	Expenses for the three months ended March 31, 2007 include $0.5 million of legal, advisory, consulting, and related expenses incurred in connection with mergers and acquisitions initiatives and $0.8 million for monitoring fees paid to Blackstone. Expenses for the twelve months ended March 31, 2007 includes $15.0 million of legal, advisory, consulting, and related expenses incurred in connection with the closing of the Merger, $3.8 million for monitoring fees paid to Blackstone, $5.5 million of management retention bonuses paid at the closing of the Merger, and $0.5 million of merger and acquisition related expenses.

(2)	Represents adjustments and additional reserves related to the Compex acquisition and operations. The amounts principally include $25.4 million of additional accounts receivable reserves. During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which resulted in a change in RTI’s estimate of the value of the acquired accounts receivable and a $5.6 million charge to the reserve account. In addition, during December 2006, the decision was made to outsource the Compex accounts receivable collection effort to a third party. Based on collection estimates provided by the third party collection company, in the fourth quarter of 2006, we recorded an additional adjustment to the carrying value of accounts receivable in the amount of $19.8 million.

(3)	Represents EBITDA of $0.03 million from January 1, 2007 to February 16, 2007 related to the Performance Modalities, Inc. (“PMI”) acquisition for the three months ended March 31, 2007 and EBITDA of $0.7 million from April 2, 2006 to November 7, 2006 primarily related to the Cefar acquisition, which is included in the calculation of Adjusted EBITDA for the twelve months ended March 31, 2007 pursuant to the definition of Adjusted EBITDA contained in the credit agreement relating to the Senior Credit Facility and the Indenture.

(4)	Represents projected cost savings of $4.0 million related to actions already taken in connection with the Compex acquisition as if such actions had been taken on January 1, 2007. Such savings primarily relate to the consolidation of billing, manufacturing, general and administrative, operations, and renegotiation of component supply agreements. Also includes (i) projected cost savings of $2.1 million related to actions initiated in connection with the Cefar acquisition, principally related to general and administrative consolidation and (ii) $0.2 million of projected cost savings related to purchases under procurement contracts related to freight, copier equipment, and office supplies.
Our covenant requirements and ratios as of March 31, 2007 are as follows:

Covenant
	Requirements	Actual Ratios

Senior Credit Facility (1)
Consolidated total debt to Adjusted EBITDA	*	7.07:1
Adjusted EBITDA to consolidated interest expense	*	1.49:1
11.75% Notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00:1	1.49:1

*	Under the terms of the credit agreement relating to the Senior Credit Facility, we are not currently subject to the financial covenant requirements. These requirements take effect beginning as of the twelve month period ending June 30, 2007.

(1)	Beginning with the twelve month period ending June 30, 2007, the Senior Credit Facility requires us to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. Consolidated total debt is defined as aggregate consolidated indebtedness of Holdings, RFTL and the restricted subsidiaries less the aggregate amount of all cash and cash equivalents, free and clear of all liens subject to certain exceptions, and consolidated interest expense is defined as consolidated cash interest expense less cash interest income and further adjusted for certain noncash or nonrecurring interest expense, under the Senior Credit Facility.

(2)	Our ability to incur additional debt and make certain restricted payments under the Indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are available immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that becomes restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of total assets provided that the Adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Impact of Recent Accounting Pronouncements
     On July 13, 2006, the FASB issued FIN 48. The requirements are effective for fiscal years beginning after December 15, 2006 (see Note 2 to the condensed consolidated financial statements).
Forward Looking Statements
     The foregoing management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the effect of competitive pricing, our dependence on the ability of our third-party manufacturers to produce components on a basis that is cost-effective to us, market acceptance of our products, the ability to attract and retain competent employees, technological obsolescence of one or more products, changes in product strategies, the ability to locate acceptable acquisition candidates and then finance and integrate those acquisitions and effects of government regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.
Interest Rate Risk
     Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Senior Credit Facility, which bears interest at floating rates based on Bank of America’s prime rate plus 0.5% or Eurodollar rate adjusted for maximum reserves. Our outstanding balance under the Senior Credit Facility was $348.3 million as of March 31, 2007. We have historically managed our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Senior Credit Facility would have impacted our earnings and cash flow, for the quarter ending March 31, 2007, by approximately $430,000. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
Foreign Currency Risk
     As we continue to expand our business through acquisitions and organic growth, the sales of our products in European markets that are denominated in foreign currencies has increased. As a result, the impact of currency fluctuations on our operating results has been partially affected. During the quarter ended March 31, 2007, our average monthly sales denominated in foreign currencies was approximately $8.6 million of which $7.8 million was derived from Euro denominated sales.
     In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in currencies other than the U.S. Dollar, primarily Euros, and then translated into U.S. Dollars for inclusion in our consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. For example, our principal German subsidiary records the majority of its revenues and certain of its expenses in Euros. Our German subsidiary’s results are reflected in our consolidated financial statements in U.S. Dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. Dollar and the Euro. During a period in which the U.S. Dollar strengthens versus the Euro, our reported consolidated net sales will be lower than they might otherwise have been because net sales earned in Euros will translate into fewer U.S. Dollars. The assets and liabilities of our foreign subsidiaries that are reflected on our consolidated balance sheet are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date, while the net sales and operating expenses of our foreign subsidiaries that are reflected on our consolidated statements of operations are translated into U.S. Dollars at the weighted-average exchange rate for the reporting period. The resulting translation adjustments are recorded in membership equity as accumulated other comprehensive income or loss. Accordingly, changes in currency exchange rates will cause our net income and membership equity to fluctuate from period to period.

     Finally, our German subsidiary purchases the majority of its product inventories in U.S. Dollars, with the purchase translated into Euros at the time of payment, and the inventory expense recognized in Euros at the time of sale. In addition, our Swiss subsidiary whose functional currency is Euros must pay a portion of its operating expenses in Swiss Francs. Our November 2006 acquisition of Cefar has increased our foreign currency risk by expanding our exposure to the Euro and has added the Swedish Krona and Norwegian Krona to our portfolio of foreign currencies. Our U.S. operations are also subject to risk associated with international currency exchange rates on purchases of inventory from a small number of foreign suppliers in foreign currencies. Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are typically in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory denominated in U.S. Dollars. We did not have any foreign currency derivatives outstanding as of March 31, 2007.
     To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     As indicated in the certifications in Exhibit 32 of this report, our Chief Executive Officer and our Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the evaluation of our disclosure controls and procedures required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in Internal Control Over Financial Reporting
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this quarterly report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.
     The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects, including injuries or death. If there is a significant increase in the number or amount of product liability claims, our business could be adversely affected. Even if we are successful in defending against any product liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business.
     We currently carry product liability insurance up to a limit of $20 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of March 31, 2007, we exceeded the coverage limits for certain type of product liability claims. However, our estimate of the excess loss has been accrued for in our consolidated balance sheet as of March 31, 2007. Other product liability claims that could be made against us could significantly exceed the coverage limit of such policy or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.
     On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against RTI and its directors in the District Court of Travis County, Texas, 345th Judicial District (the “Texas Action”). On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of RTI in the Court of Chancery of the State of Delaware, New Castle County, against RTI and its directors. Blackstone Capital Partners V L.P. and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action.
     The Texas Action is in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit. The Delaware Action was dismissed by the plaintiffs in February 2007 with no liability accrued to RTI or the other defendants. The Texas Action complaint alleges that RTI’s directors breached their fiduciary duties by, inter alia, agreeing to an allegedly inadequate acquisition price in connection with the Merger transaction. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Merger, rescissory damages, and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees.
Item 1A. Risk Factors
     There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (File No. 333-142188), as amended.
Item 2. Unregistered Sales Of Equity Securities And Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     (a) None.
     (b) None.

Item 6. Exhibits
  (a) Exhibits.
3.1	Certificate of Formation of ReAble Therapeutics Finance LLC (incorporated by reference to Exhibit 3.1 of RTFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

3.2	Limited Liability Company Agreement of ReAble Therapeutics Finance LLC (incorporated by reference to Exhibit 3.2 of RTFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2007 Date	By:	/s/ Kenneth W. Davidson Kenneth W. Davidson,
Chief Executive Officer
(Principal Executive Officer)

May 18, 2007 Date	By:	/s/ William W. Burke William W. Burke,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)