Form 10-Q
period 2007-06-30
ReAble Therapeutics Finance LLC
filed 2007-08-14
CIK 1395317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-142188

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 14, 2007, 100% of the issuer’s membership interests were owned by ReAble Therapeutics Holdings LLC

ReAble Therapeutics Finance LLC

Quarterly Report on Form 10-Q

For the period ended June 30, 2007

Index to Condensed Consolidated Financial Statements

Page
PART I — Financial Information
Item 1. Financial Statements
Unaudited condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006	3
Unaudited condensed consolidated statements of operations for the Successor three and six month periods ended June 30, 2007 and for the Predecessor three and six month periods ended July 1, 2006	4
Unaudited condensed consolidated statements of cash flows for the Successor six month period ended June 30, 2007 and for the Predecessor six month period ended July 1, 2006	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	46
PART II — Other Information
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Submission of Matters to a Vote of Security Holders	48
Item 5. Other Information	48
Item 6. Exhibits	48
Signatures	49

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$22,867	$30,903
Accounts receivable, net	84,654	74,155
Inventories, net	59,413	67,673
Deferred tax assets	23,830	25,734
Prepaid expenses and other current assets	8,176	5,966
Assets of discontinued operations	—	380
Total current assets	198,940	204,811
Property and equipment, net	43,968	41,251
Goodwill	489,089	475,722
Intangible assets, net	306,352	317,242
Other non-current assets	20,828	21,610
Total assets	$1,059,177	$1,060,636
Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$6,624	$6,505
Accounts payable	25,980	18,895
Accrued expenses	41,016	37,979
Total current liabilities	73,620	63,379
Long-term debt and capital leases, net of current portion	558,581	548,037
Deferred tax liabilities	101,037	111,232
Other non-current liabilities	6,690	1,871
Total liabilities	739,928	724,519
Minority interests	859	909
Commitments and contingencies
Membership equity:
Membership equity	374,770	373,469
Accumulated deficit	(60,800)	(41,634)
Accumulated other comprehensive income:
Foreign currency translation adjustments	3,887	3,373
Change in hedging gains and losses, net of tax	533	—
Total membership equity	318,390	335,208
Total liabilities, minority interests, and membership equity	$1,059,177	$1,060,636

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$106,253	$95,915	$212,960	$182,828
Cost of sales	43,749	38,011	88,872	72,971
Gross margin	62,504	57,904	124,088	109,857
Operating expenses:
Selling, general and administrative	58,065	47,265	115,705	85,790
Research and development	4,106	3,289	7,741	10,137
Operating income	333	7,350	642	13,930
Other income (expense):
Interest income	210	119	427	240
Interest expense	(14,051)	(7,962)	(28,072)	(15,480)
Other income (expense), net	(114)	72	28	(44)
Loss from continuing operations before income taxes and minority interests	(13,622)	(421)	(26,975)	(1,354)
Provision (benefit) for income taxes	(5,604)	(1)	(7,946)	1,399
Minority interests	87	53	165	112
Loss from continuing operations	(8,105)	(473)	(19,194)	(2,865)
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $20, $(289), $20 and $(410), respectively)	28	(312)	28	(444)
Net loss	$(8,077)	$(785)	$(19,166)	$(3,309)

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	Successor	Predecessor
	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES:
Net loss	$(19,166)	$(3,309)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,179	5,064
Amortization of intangibles	13,178	3,369
Amortization of debt issuance costs	1,906	1,073
Non-cash interest expense	—	54
Stock-based compensation	1,004	1,971
Loss on disposal of assets	418	225
Deferred income taxes	(9,750)	(263)
Provision for bad debt expense and sales returns	4,144	4,352
Inventory reserves	649	1,731
Minority interests	165	112
Excess tax benefit associated with stock option exercises	(17)	(984)
In-process research and development	—	3,897
Net effect of discontinued operations	378	(659)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(13,226)	(2,304)
Inventories	4,273	(8,301)
Prepaid expenses, other assets and liabilities	(5,096)	2,790
Accounts payable and accrued expenses	7,037	(3,356)
Net cash (used in) provided by operating activities	(7,924)	5,462
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(7,678)	(1,480)
Acquisition of intangible assets	—	(244)
Proceeds from sale of assets held for sale and property and equipment	4,487	64
Purchases of property and equipment	(7,145)	(6,983)
Net cash used in investing activities	(10,336)	(8,643)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	2,618
Proceeds from long-term obligations	12,500	25,300
Payments on long-term obligations	(1,863)	(20,995)
Payment of debt issuance costs	(370)	(10)
Dividend paid to minority interests	(226)	—
Excess tax benefit associated with stock option exercises	17	984
Net cash provided by financing activities	10,058	7,897
Effect of exchange rate on cash and cash equivalents	166	336
Net (decrease) increase in cash and cash equivalents	(8,036)	5,052
Cash and cash equivalents at beginning of year	30,903	17,200
Cash and cash equivalents at end of period	$22,867	$22,252
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,848	$14,113
Cash (received) paid for income taxes	(1,463)	3,581
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$—	$384

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.

On November 3, 2006, an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”), acquired all of the outstanding shares of capital stock of ReAble Therapeutics, Inc. (“RTI”, “Parent” or “Predecessor”), in a merger transaction (“the Merger”). RTI is the parent corporation of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL” or “Successor”), and ReAble Therapeutics Finance Corporation (“Finco”). RTFL directly or indirectly through its subsidiaries, owns all of the operating assets owned by RTI prior to the Merger. (See further description of the Merger under Note 3).

The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to these unaudited condensed consolidated financial statements of RTFL. The unaudited condensed consolidated statements of operations and cash flows of RTI are presented for the three and six month periods ended July 1, 2006 (the “Predecessor financial statements”), and the unaudited condensed consolidated statements of operations and cash flows of RTFL are presented for the three and six month periods ended June 30, 2007 (the “Successor financial statements”). Finco and Holdings did not have any operations during the six month period ended June 30, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of RTFL, and its wholly owned subsidiaries and those entities in which we hold a controlling interest from the date of the Merger. Predecessor financial statements are presented prior to the date of the Merger, with Successor financial statements presented thereafter. The Predecessor results of RTI are not comparable to the Successor results of RTFL due to the difference in basis of presentation of purchase accounting as compared to historical cost. Minority interests reflect the 50% separate ownership of Medireha GmbH, which we have consolidated due to our controlling interest in it. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless the context indicates otherwise, all share information in this quarterly report on Form 10-Q reflects the 62.8 to 1 share recomputation that occurred in connection with the Merger and the subsequent 25 for 1 stock split that was effected on November 8, 2006, following the closing of the Merger. We refer to these adjustments as the “share adjustments” in this quarterly report on Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form S-4 filed with the Securities and Exchange Commission on May 1, 2007 (File No. 333-142188), as amended.

The terms “we”, “us”, and the “Company” refer to the Predecessor for the period prior to the Merger and the Successor for the period after the Merger.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.  These reclassifications had no impact on previously reported net loss.

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

We had unrecognized tax benefits of approximately $7.0 million as of January 1, 2007, of which none, if recognized, would result in a reduction to our effective tax rate. Interest and penalties were approximately $1.0 million at the date of adoption and are included in the unrecognized tax benefits. We recorded an increase of our unrecognized tax benefits of approximately $150,000 and $300,000 during the three and six month period ended June 30, 2007, respectively.

We are subject to audit in Germany by Finanzamt Freiburg for the years 2000 through 2004. We are also subject to audit by the New York State Department of Taxation and Finance for the years 2002 through 2004. As we have operations in most other U.S. states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-U.S. jurisdictions; the most significant of which are Germany, Sweden, and Switzerland.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal year 2008 and is currently assessing the potential impact of adoption.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal year 2008 and is currently assessing the potential impact of adoption of this statement.

3. MERGER TRANSACTION

On November 3, 2006, an affiliate of Blackstone acquired all of the outstanding shares of capital stock of RTI. Under the terms of the Agreement and Plan of Merger dated June 30, 2006 (“Merger Agreement”), upon the consummation of the Merger, the former stockholders of RTI received an aggregate of $476.8 million in cash (or $16.46 ($6.55 before giving effect to the share adjustments) in cash for each share of common stock of RTI they then held). The Merger was financed through a combination of equity contributed by an affiliate of Blackstone, cash on hand of RTI, borrowings under a senior secured credit facility (the “Senior Credit Facility”) and proceeds from our 11.75% senior subordinated notes (see Note 7). Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.

The total purchase price for the Merger was approximately $529.2 million and consisted of $482.5 million cash payments to former equity holders, $7.2 million related to the fair value of rollover options that continued to remain as outstanding options to purchase RTI common stock after the Merger, and $39.5 million in direct acquisition costs. The purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as of November 3, 2006 as set forth below. The excess of purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based in part upon third party estimates of fair value for certain tangible and intangible assets and upon preliminary data estimates and assumptions that are subject to change.

During the second quarter of 2007, we finalized a plan to centralize certain research and development activities and reorganize certain sales and administrative functions in our Cefar-Compex S.A. European operations.  In connection with this plan, during the second quarter of 2007, we initiated the exit of certain administrative facilities and workforce reductions.  The estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in Emerging Issues Task Force Issue Number 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  Our restructuring activities are ongoing and are expected to be completed over the course of 2007.

A summary of the restructuring charges and related activity for the six month period ended June 30, 2007 is as follows (in thousands):

	Severance and Related	Facilities Related	Total
Balance December 31, 2006	$—	$—	$—
Additions during period	293	394	687
Payments made during period	—	—	—
Balance June 30, 2007	$293	$394	$687

During the six month period ended June 30, 2007, changes were made to the initial purchase price allocation (see Note 6).  The following valuations are preliminary and are subject to change upon our further evaluation of the assets acquired and liabilities assumed (in thousands):

	Fair Value	Useful Life
Current assets	$209,011
Tangible and other non-current assets	49,853
Liabilities assumed	(536,045)
In-process research and development	25,200
Identifiable intangible assets
Technology-based	83,900	3 – 11 years
Customer based	133,800	11 – 12 years
Trademarks	92,000	Indefinite
Non-compete	1,600	1 year
Goodwill	469,933	N/A
Purchase price	$529,252

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.

4. ACCOUNTS RECEIVABLE

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning of period	$2,820	$3,718	$513	$4,016
Provision for bad debt and sales returns	1,822	2,273	4,144	4,352
Write-off charges and recoveries	(840)	(2,292)	(855)	(4,669)
Balance, end of period	$3,802	$3,699	$3,802	$3,699

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Components and raw materials	$15,114	$19,437
Work in process	4,721	3,848
Finished goods	26,468	27,974
Inventory held on consignment	14,303	17,332
	60,606	68,591
Less – inventory reserves	(1,193)	(918)
	$59,413	$67,673

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning of period	$1,349	$7,479	$918	$7,397
Provision charged to cost of sales	381	669	649	1,731
Recoveries (write-offs) charged to reserve	(537)	(377)	(374)	(1,357)
Balance, end of period	$1,193	$7,771	$1,193	$7,771

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below (in thousands):

	Successor		Predecessor
	Six months ended June 30, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Balance, beginning of period	$475,722	$—	$290,255
Adjustment related to resolution of contingencies	—	—	(173)
Adjustment related to adoption of FIN 48	5,039	—	—
Adjustment related to tax benefit associated with stock option exercises	—	—	(2,016)
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	—	—	474
Goodwill associated with the acquisition of Compex Technologies, Inc. (“Compex”)	—	—	43,995
Goodwill associated with the Merger	4,961	459,933	—
Goodwill associated with the acquisition of Cefar AB (“Cefar”)	(589)	13,173	—
Goodwill associated with the acquisition of businesses	3,317	—	—
Foreign currency translation	639	2,616	4,986
Balance, end of period	$489,089	$475,722	$337,521

During the six month period ended June 30, 2007, goodwill related to the Merger was adjusted to reflect additional adjustments related to the fair market value of the acquired inventory, property plant and equipment, assets held for sale and assumed liabilities

(see Note 3).  In addition, during the quarter ended June 30, 2007, we recorded certain out of period adjustments not deemed material to our projected fiscal year end 2007 results related to the value of the acquired inventory in conjunction with the Merger, which resulted in an increase to cost of sales of approximately $1.5 million for the three months ended June 30, 2007 with an associated reduction to goodwill.  On April 13, 2007, we acquired Endeavor Medical, Inc. (“Endeavor”) for total consideration of $2.9 million. On February 16, 2007, we acquired certain assets of Performance Modalities, Inc. (“PMI”) for total consideration of $4.2 million.  The preliminary allocation of the aggregate purchase price for both acquisitions, which is subject to change upon our further evaluation of the assets acquired, resulted in the recognition of $3.3 million of goodwill.  The assets purchased relate to our Orthopedic Rehabilitation Division’s products.

During the fourth quarter of 2006, we revalued our goodwill associated with the Merger (See Note 3).

Intangibles consisted of the following as of June 30, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$85,700	$(8,412)	$77,288
Customer-based	140,526	(8,801)	131,725
	$226,226	$(17,213)	209,013
Indefinite-lived intangible assets:
Trademarks			95,488
Foreign currency translation			1,851
Total intangible assets			$306,352

Intangibles consisted of the following as of December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$85,754	$(1,990)	$83,764
Customer-based	138,796	(2,045)	136,751
	$224,550	$(4,035)	220,515
Indefinite-lived intangible assets:
Trademarks			95,396
Foreign currency translation			1,331
Total intangible assets			$317,242

During the six months ended June 30, 2007, we acquired approximately $1.8 million of intangible assets related primarily to acquired customer relationships in connection with the acquisition of businesses.

Our amortizable assets will continue to be amortized over their useful lives ranging from 1 to 12 years.

Aggregate amortization expense was approximately $6.7 million and $13.2 million for the Successor three and six month periods ended June 30, 2007, respectively, and $1.9 million and $3.4 million for the Predecessor three and six month periods ended July 1, 2006, respectively.

Our estimated amortization expense for the six months ending December 31, 2007 and for the next five years is as follows (in thousands):

For six months ending December 31, 2007	$13,000
For year ended December 31, 2008	25,000
For year ended December 31, 2009	24,000
For year ended December 31, 2010	24,000
For year ended December 31, 2011	23,000
For year ended December 31, 2012	22,000

At June 30, 2007, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$442,099	$275,200
Surgical Implant Division	46,990	31,152
Total	$489,089	$306,352

7. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	June 30, 2007	December 31, 2006

$400.0 million Senior Credit Facility to a syndicate of financial institutions; composed of a seven-year $350.0 million term loan and a six-year $50 million revolving credit facility; collateralized by all domestic assets of RTFL and pledge of 100% of the membership interest of RTFL, 100% of the capital stock of each domestic subsidiary of RTFL and 65% of the stock of first-tier foreign subsidiaries of RTFL; interest at Bank of America’s prime rate plus 0.50% or Eurodollar rate adjusted for maximum reserves; $37.5 million available under the revolving credit facility as of June 30, 2007; term loan subject to quarterly principal payments of 0.25% of original principal balance with the last payment due November 3, 2013; interest rate of 7.71% and 7.87% at June 30, 2007 and December 31, 2006, respectively

	$359,875	$349,125
$200.0 million senior subordinated notes payable to institutional investors; interest at 11.75%; interest payable semi-annually on May 15 and November 15 of each year through November 15, 2014; effectively and contractually subordinated to the $400.0 million Senior Credit Facility	200,000	200,000
$2.9 million revolving credit facilities at various European Banks; collateralized by certain of Cefar’s assets, interest rates ranging from 4.0% to 4.7% and 4.0% to 6.6% at June 30, 2007 and December 31, 2006, respectively; interest added to outstanding balance quarterly; $300,000 available under the credit facilities as of June 30, 2007	2,583	2,265
$2.7 million term loans from various European banks; collateralized by certain of Cefar’s assets, interest rates based on various floating market rates; principal and interest payments due quarterly through February 2013; interest rates ranging from 4.0% to 4.9% and 3.5% to 4.9% at June 30, 2007 and December 31, 2006, respectively	1,873	2,037
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; balance due July 2008; interest at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 8.25% at June 30, 2007 and December 31, 2006	469	469
Capital lease obligations, collateralized by related equipment	405	646
	565,205	554,542
Less – current portion	(6,624)	(6,505)
Long-term debt and capital lease, net of current portion	$558,581	$548,037

Senior Secured Credit Facility

In connection with the Merger, RTFL and Holdings (“co-issuers”) entered into the Senior Credit Facility with Banc of America Securities LLC and Credit Suisse Securities LLC. The Senior Credit Facility provides senior secured financing of $400.0 million, consisting of a $50.0 million revolving credit facility and a $350.0 million term loan facility. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Credit Facility, of which $55.0 million was drawn subsequent to the end of the quarter and converted to a term loan in connection with the acquisition of The Saunders Group, Inc. (see Note 17).  Of the total net proceeds received, $41.5 million was used to fund the acquisition and related expenses, $12.5 million was used to pay off the balance due on our revolving credit facility which is classified as long-term on our unauited condensed consolidated balance sheet, with the remaining proceeds used for general corporate purposes.

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

Covenants. The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness or issue preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations, sell assets, pay dividends and other restricted payments, make investments, loans or advances, make capital expenditures, repay subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing our subordinated indebtedness, enter into certain burdensome agreements, change our lines of business and change the status of Holdings as a passive holding company. As of June 30, 2007, we were in compliance with all of these covenants. In addition, the Senior Credit Facility requires us to maintain a consolidated total debt to Adjusted EBITDA ratio (or total leverage ratio) starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio (or interest coverage ratio) starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. As of the twelve month period ending June 30, 2007, our total leverage and interest coverage ratios were 7.52:1 and 1.41:1, respectively.

11.75% Senior Subordinated Notes

During the fourth quarter of 2006, RTFL and Finco, as co-issuers, issued and sold $200.0 million aggregate principal amount of 11.75% senior subordinated notes due 2014 (the “11.75% Notes”). We filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer to exchange these privately issued 11.75% Notes for registered 11.75% Notes. The registration statement was declared effective on May 2, 2007 and we launched the exchange offer on May 2, 2007. The exchange offer was completed on June 5, 2007.

The market value of the 11.75% Notes is approximately $206.0 million as of June 30, 2007. This was determined using factors that included recent trade prices on fixed rate notes, prevailing interest rates and the variable rate feature of our Senior Credit Facility.

Optional Redemption. Under the indenture (the “Indenture”) governing the 11.75% Notes, prior to November 15, 2010, RTFL has the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, RTFL may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.938% and 100.000% of the then outstanding principal balance at November 2011 and November 2012, respectively. Additionally, from time to time, before November 15, 2009, RTFL may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds raised, or a direct or indirect parent company raises, in certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless RTFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 11.75% Notes, RTFL will be required to make an offer to repurchase all of the then-outstanding 11.75% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Guarantees. Under the terms of the Indenture, RTFL’s subsidiaries that guarantee the Senior Credit Facility, jointly and severally, and unconditionally guarantee the 11.75% Notes on an unsecured senior subordinated basis (see Note 18).

Covenants. The Indenture contains a number of covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur additional debt or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2007, we were in compliance with all applicable covenants. Based upon our adjusted EBITDA (as defined in the Indenture) to fixed charges ratio at June 30, 2007, our ability to incur additional debt and make restricted payments is restricted, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50.0 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that become restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of Total Assets (as defined in the Indenture) provided that the adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Our ability to continue to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Credit Facility and the Indenture, at which time the lenders could elect to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indenture.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the FASB Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award.

Summary of Plan – Post-Merger

After the Merger, the compensation committee of the board of directors of RTI adopted a new 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers. The total number of shares that may be issued under the 2006 Plan is 2,500,000 subject to adjustment in certain events. The exercise price of stock options granted under the 2006 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2006 Plan. The pool of shares available under the 2006 Plan may be increased in the event of acquisitions. In addition, RTI also adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2006 Plan. Under the Form Option Agreement, certain stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with the Company (“service” tranche). Other stock options will vest over a specified performance period from the grant date upon the achievement of pre-determined performance targets over time (“performance” tranche), while others vest based upon achieving a pre-determined performance target calculated using Blackstone’s internal rate of return on it’s investment in RTI (“market condition” tranche), as defined in the Agreement.  The Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with the Company. RTFL recorded non-cash compensation expense of approximately $0.6 million and $1.0 million in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2007 associated with the service and market condition stock option tranches under the 2006 Plan.

Summary of Plans – Pre-Merger

Prior to the Merger, RTI had a number of stock option plans. All options granted under these plans were exercisable for shares of common stock in RTI. The stock options granted under these plans were granted at fair value on the date of grant, vested ratably over a predefined period and expired no more than ten years from the date of grant.  With the exception of certain options held by executive officers, outstanding options to purchase common stock of RTI which were vested or which by its terms would have become vested at the effective time of the Merger, were cancelled in exchange for the right to receive, for each share of common stock of RTI issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $16.46 ($6.55 before giving effect to the share adjustments) over the exercise price per share of any such options, multiplied by the number of shares of common stock for which such option was exercisable immediately prior to the effective time of the Merger.  RTI recorded non-cash compensation expense of approximately $1.1 million and $2.0 million in the Predecessor financial statements for the three and six month periods ended July 1, 2006.

Summary of Assumptions and Activity

The calculated fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value, expected volatilities used by RTI in 2006 prior to the Merger were based on the historical volatility of the underlying common stock, and other factors such as implied volatility of traded options. Expected volatility used by RTFL subsequent to the Merger is based on the historical volatility of RTI’s common stock, and other factors such as implied volatility of traded options of a comparable peer group. In periods prior to January 1, 2006, volatility was estimated based upon historical volatility of RTI common stock. The change in determining the expected volatility assumption in periods subsequent to January 1, 2006 was based in part upon the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level defined as management or non-management. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The key assumptions used in determining fair value of share based payment awards for the Successor six month period ended June 30, 2007 and for the Predecessor six month period ended July 1, 2006 were as follows:

	Six Months Ended
	Successor	Predecessor
	June 30, 2007	July 1, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	56.0 – 60.0%	61.0%
Risk-free interest rate	4.70%	5.00%
Expected option life	5.2 – 7.1 years	4.5 – 5.6 years

A summary of stock option activity during the Successor six month period ended June 30, 2007, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	3,044,650	$15.34
Granted	54,750	16.46
Exercised	—	—
Cancelled	(207,050)	16.17
Balance at June 30, 2007	2,892,350	$15.30	9.0	$3,440,534
Exercisable at June 30, 2007	778,600	$12.15	8.1	$3,440,534

The weighted average grant date calculated fair value of stock options granted during the Successor three and six month periods ended June 30, 2007 was $9.38 and $9.36, respectively. The weighted average grant date calculated fair value of stock options granted during the Predecessor three and six month periods ended July 1, 2006 was $6.81 and $9.25, respectively.  The total intrinsic value of options exercised during the Predecessor three and six month periods ended July 1, 2006 was $0.1 million and $2.8 million, respectively. Upon the exercise of options, we issue new common stock from our authorized shares. There were no stock option exercises during the Successor three and six month periods ended June 30, 2007.

Total unrecognized stock-based compensation expense related to nonvested stock options, net of expected forfeitures, was approximately $15.5 million as of June 30, 2007. We anticipate this expense to be recognized over a weighted average period of approximately 5 years. However, compensation expense associated with performance based options will be recognized only to the extent achievement of certain performance targets are deemed probable.

The following table summarizes the effect of adopting SFAS 123(R) for the three and six month periods presented (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock-based compensation expense recognized:
Cost of sales	$16	$22	$24	$37
Selling, general and administrative	597	1,064	969	1,899
Research and development	7	27	11	35
Total	620	1,113	1,004	1,971
Related deferred income tax benefit	(242)	(118)	(392)	(228)
Increase in net loss	$378	$995	$612	$1,743

Restricted Stock

On March 13, 2007, we granted 15,189 shares of restricted stock awards to an executive officer pursuant to the terms of a restricted stock agreement. The shares are subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. The calculated fair value of the stock awards, which approximated $250,000, was determined using the fair value of RTI’s common stock on the date of grant of $16.46 per share. Compensation expense is recognized on a straight-line basis over the respective vesting period. As of June 30, 2007, there was approximately $210,000 of total unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 3 years.

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

Information regarding our reportable business segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales:
Orthopedic Rehabilitation Division	$89,609	$80,628	$179,515	$152,116
Surgical Implant Division	16,644	15,287	33,445	30,712
Total	$106,253	$95,915	$212,960	$182,828

Gross margin:
Orthopedic Rehabilitation Division	$51,890	$45,999	$101,705	$86,163
Surgical Implant Division	10,614	11,905	22,383	23,694
Total	$62,504	$57,904	$124,088	$109,857

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales*:
United States	$75,464	$74,681	$153,277	$143,481
Germany	9,574	9,076	19,368	16,393
Other Europe, Middle East, and Africa	17,118	9,401	32,362	17,054
Asia Pacific	1,810	1,747	3,324	4,160
Other	2,287	1,010	4,629	1,740
Total	$106,253	$95,915	$212,960	$182,828

* Net sales are attributed to countries based on location of customer.

Following are our long-lived assets by geographic area as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
United States	$756,871	$751,914
Europe and other	103,366	103,911
	$860,237	$855,825

10. INCOME TAXES

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. We recorded approximately $5.6 and $7.9 million of income tax benefit on a pre-tax loss of approximately $13.6 and $27.0 million for the Successor three and six month periods ended June 30, 2007.  The tax benefit for these periods differed from that, which would have been recorded using the U.S. statutory tax rate due primarily to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.

During the Predecessor three and six month periods ended July 1, 2006, we recorded $1,000 and $1.4 million of income tax benefit and expense respectively, on a pre-tax loss of approximately $0.4 million and $1.4 million due to the recording, in connection with the Compex acquisition, of approximately $4.0 million of in-process research and development (“IPR&D”) costs, which are not deductible, and to non-deductible stock based compensation expense.

11. ACQUISTION OF COMPEX

On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc. (“Compex”), a Minnesota corporation.  Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings.  The total purchase price of approximately $102.9 million was comprised of 7.3 million shares of RTI common stock valued at $90.0 million, options to purchase 900,000 shares of RTI common stock valued at $9.3 million, along with $3.6 million in acquisition costs. We funded the acquisition, which we refer to as the Compex acquisition, with RTI common stock and $25.3 million of borrowings under our $200.0 million senior credit facility to a syndicate of financial institutions originally due on 2010 but which was repaid in full in conjunction with the Merger. The results of Compex have been included within our unaudited condensed consolidated statement of operations since February 24, 2006, the date of acquisition.

Included in the liabilities assumed in the Compex acquisition is a $1.1 million contingent liability relating to litigation against Compex regarding a potential incorrect payment of custom duties and VAT on imported goods prior to the date of the acquisition. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received in early 2008. Our current potential liability in the dispute if the custom officials were to prevail is approximately $1.1 million. Therefore, judgment settlement fees of approximately $1.1 million were recorded as an adjustment to the purchase price to increase goodwill during the fourth quarter of 2006.

During 2006, we implemented certain restructuring and reorganization programs designed to integrate the acquired Compex operations. Our restructuring efforts included the divestiture of the U.S. consumer product line, the closing of the Compex billing operations located in Tampa, Florida, and the integration of those operations into our existing operations in Minnesota, and the closure of the Compex corporate headquarters located in New Brighton, Minnesota.

A summary of the activity relating to the restructuring for the Successor three and six month periods ended June 30, 2007 is as follows (in thousands):

	Lease Termination Costs	Severance	Total
Balance at January 1, 2007	$346	$1,389	$1,735
Expensed during period	—	155	155
Payments made during period	(346)	(1,025)	(1,371)
Balance at March 31, 2007	—	519	519
Expensed during period	—	—	—
Payments made during period	—	(175)	(175)
Balance at June 30, 2007	$—	$344	$344

12. ACQUISTION OF CEFAR

On November 7, 2006, we acquired all of the issued and outstanding shares of Cefar, a leading European provider of electrotherapy and rehabilitation devices for a purchase price of $23.3 million. Cefar markets electrotherapy devices indicated for chronic pain, for women’s health, for electroacupuncture, and for other rehabilitation activities. We are integrating the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electro stimulation across Europe and internationally, continuing to trade under both the Cefar and Compex brands. The purchase price of $23.3 million was comprised of the payment of $12.5 million in cash, issuance of shares of RTI’s common stock valued at $9.5 million, and payment of $1.3 million of acquisition costs. The fair value of RTI common stock issued was determined as $16.46 per share ($6.55 before giving effect to the share adjustments) based on the per share price used in the recently completed Merger. We funded the acquisition with RTI common stock, $10.0 million of term loan borrowings under the Senior Credit Facility, and cash on hand. Pursuant to the terms of the acquisition agreement, $800,000 of the purchase price was placed in escrow subject to final calculations of net working capital and net debt as defined in the acquisition agreement. Additional amounts may be paid to certain of the former stockholders of Cefar if certain EBITDA targets for the combined Cefar-Compex SA entities are met by December 31, 2008. These payments, if any, would be recorded as an increase to the purchase price of Cefar. The results of Cefar have been included in our unaudited condensed consolidated statement of operations since the date of acquisition.

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

	Fair Value	Wtd. Avg. Useful Life
Current assets	$11,865
Tangible and other non-current assets	1,036
Liabilities assumed	(10,630)
Identifiable intangible assets:
Trade names and trademarks	3,400	Indefinite
Electrotherapy technology	1,800	6 years
Customer relationships	3,200	10 years
Goodwill	12,584
Purchase Price	$23,255

13. DISCONTINUED OPERATIONS

We account for our discontinued operations under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we classified results of operations and the related charges for discontinued operations as “Income from discontinued operations, net of tax” in the accompanying unaudited condensed consolidated statements of operations. We reclassified assets and liabilities of the discontinued operations and reflected them on the accompanying unaudited condensed consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.”

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

Discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$—	$2,766	$—	$3,978
Income (loss) from operations	48	(601)	48	(854)

Income (loss) before income taxes from discontinued operations	48	(601)	48	(854)
Income tax provision (benefit)	20	(289)	20	(410)
Income (loss) from discontinued operations	$28	$(312)	$28	$(444)

14. COMMITMENTS AND CONTINGENCIES

Approximately $1.1 million has been recorded as a contingent liability and an adjustment to goodwill relating to litigation against Compex regarding a dispute over custom duties and VAT on imported goods prior to the date of acquisition. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received early in 2008.

On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against RTI and its directors in the District Court of Travis County, Texas, 345th Judicial District (“the Texas Action”). Recently, Blackstone was added as a defendant.  On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of RTI in the Court of Chancery of the State of Delaware, New Castle County, against RTI and its directors. Blackstone and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action.  The Delaware Action was dismissed in February 2007 with no liability accruing to RTI or the other defendants.

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

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In connection with audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes, the FDA has informed us that they believe that certain discrete processes related to our Surgical Implant Division did not conform with Current Good Manufacturing Practices (“CGMP”). We have been working with the FDA to resolve all outstanding issues they have identified in the past as a result of their audits regarding Quality System Regulations (“QSR”) and CGMP compliance. These issues have not caused any material adverse effect on us to date and we do not believe the resolution of these issues will have a material adverse effect on us in the future. However, if the FDA does not agree with us with respect to the resolution of these issues, our financial position and results of operations could be materially impacted.

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance up to a limit of $20.0 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. As of June 30, 2007 and December 31, 2006, we have accrued approximately $1.8 million and $2.3 million, respectively, for product liability claims expense based upon previous claim experience.

On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs for approximately $15.7 million.  The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations. Recently the parties concluded an arbitration that resulted in an award of approximately $326,000 to ReAble to reflect a lower inventory value at the date of closing than was originally determined by OTI. We have also been involved in the defense of a patent infringement claim against us and OTI, which we recently settled with a payment of $400,000 to the counterparty in exchange for a license to use the related technology. We are also in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made under the Asset Purchase Agreement that governs the OTI acquisition (the “OTI APA”). This dispute is currently the subject of litigation in which each party has asserted certain claims, including our claim for indemnification from the approximately $1.7 million escrow fund that was established pursuant to the OTI APA specifically for the purpose of funding indemnification claims. We have reflected the costs that we have incurred to date related to the litigation for which we believe we are entitled to indemnification as an account receivable. At June 30, 2007, the receivable approximated $1.8 million.

15. RELATED PARTY TRANSACTIONS

In connection with the Merger, Blackstone Management Partners V L.L.C. (“BMP”) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to $3.0 million payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of RTI, a sale of all or substantially all of RTI’s assets or an initial public offering of common stock of RTI or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as RTI and BMP may mutually determine. RTI will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. During the six month period ended June 30, 2007, we recorded approximately $1.5 million related to the monitoring fee, which has been recorded as a component of selling, general and administrative expense.

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

The Senior Credit Facility is subject to a floating interest rate. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. This reduces the effect of rising interest rates, thereby making interest expense more predictable. As of June 30, 2007, we had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, RTI paid a fixed rate of 5.17% and received a variable rate equal to the current three month LIBOR rate.

The fair value of our interest rate swap agreements recorded on the balance sheet as of June 30, 2007 was $0.9 million and is recorded in other non-current assets. We believe our interest rate swaps are highly effective. Derivative gains and losses on cash flow hedges that qualify as accounting hedges are reported as accumulated other comprehensive income net of tax, until such time as they are reported in income along with the hedged item. We recognized derivative net gains of approximately $80,000 and $130,000 in interest expense along with the hedged item during the three and six month periods ended June 30, 2007.

17. SUBSEQUENT EVENTS

On August 9, 2007, RTI acquired IOMED, Inc. (“IOMED”), a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. Under the terms of the merger agreement dated May 17, 2007, IOMED was merged with Spartan Acquisition Corp., a newly formed subsidiary of RTI (the “IOMED Merger”), and each share of IOMED common stock outstanding immediately prior to the IOMED Merger was exchanged for $2.75 per share, as adjusted; for total cash consideration of approximately $22.0 million.  Direct acquisition costs for the transaction are estimated to be approximately $1.0 million.

On July 15, 2007, RTI entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO Incorporated (“DJO”), a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Under the terms of the DJO Merger Agreement, an affiliate of RTI will acquire all outstanding shares of DJO in a transaction valued at approximately $1.6 billion, including the assumption of debt. The DJO Merger Agreement provides for a cash payment of $50.25 per share, as adjusted, for each outstanding share of DJO common stock outstanding immediately prior to the DJO Merger. An affiliate of Blackstone, the controlling shareholder of RTI,  has committed to provide the equity financing needed to complete the transaction.  Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC have committed to provide the debt financing needed to complete the transaction.  Closing of the transaction is subject to conditions customary in a transaction of this type, including approval of the DJO Merger by the stockholders of DJO. Under the DJO Merger Agreement, DJO may solicit superior proposals from third parties during the 50 calendar days ending on September 3, 2007. To the extent that a superior proposal solicited during this period leads to the execution of a definitive agreement, DJO would be obligated to pay a break-up fee to RTI of $18.7 million.  We currently expect to close the transaction in the fourth quarter of 2007.

On July 2, 2007, a subsidiary of RTFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. for total cash consideration of $41.5 million, including $1.5 million of acquisition costs (the “Saunders Acquisition”). The Saunders Group, Inc. is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and exercise equipment for neck and back disorders.

In connection with the Saunders Acquisition, RTFL entered into two amendments to the Senior Credit Facility. The first amendment is a technical amendment intended to clarify certain portions of the Senior Credit Facility related to financial statement reporting requirements and to covenant compliance reporting requirements.  The second amendment is an incremental term loan amendment to borrow an additional $55.0 million term loan under the Senior Credit Facility. RTFL borrowed the funds on July 2, 2007 in connection with the Saunders Acquisition. Approximately $41.5 million of the total proceeds was used to fund the acquisition and related expenses, $12.5 million was used to pay off the balance due on our revolving credit facility as of June 30, 2007, and the remaining proceeds will be used for general corporate purposes.

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

The following tables present the financial position, results of operations and cash flows of RTFL, the Guarantors, the Non-Guarantors and Eliminations as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007. In addition, the following tables present the results of operations and cash flows of RTI, the Guarantors, the Non-Guarantors, and Eliminations for the three and six month periods ended July 1, 2006. The Guarantors in the tables relating to the Predecessor period include EMIHC, a previously wholly owned direct subsidiary of RTFL which was liquidated on December 31, 2006. EMIHC was the borrower under our old senior secured credit facility which was fully repaid in connection with the Merger and the issuer of the 9.75% Notes, which were repurchased pursuant to a tender offer in connection with the Merger.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets

As of June 30, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27	$13,972	$8,868	$—	$22,867
Accounts receivable, net	—	65,020	19,634	—	84,654
Inventories, net	—	50,335	9,438	(360)	59,413
Deferred tax assets	—	20,685	3,291	(146)	23,830
Prepaid expenses and other current assets	496	6,320	1,360	—	8,176
Assets of discontinued operations	—	—	—	—	—
Total current assets	523	156,332	42,591	(506)	198,940
Property and equipment, net	—	38,106	7,734	(1,872)	43,968
Goodwill	—	427,089	62,000	—	489,089
Intangible assets, net	—	271,794	34,558	—	306,352
Investment in subsidiaries	594,505	25,848	48,932	(669,285)	—
Intercompany receivable	271,325	—	—	(271,325)	—
Other non-current assets	19,503	379	946	—	20,828
Total assets	$885,856	$919,548	$196,761	$(942,988)	$1,059,177
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$3,500	$185	$2,939	$—	$6,624
Accounts payable	543	19,097	6,340	—	25,980
Accrued expenses	7,048	21,275	12,693	—	41,016
Total current liabilities	11,091	40,557	21,972	—	73,620
Long-term debt and capital leases, net of current portion	556,375	689	1,517	—	558,581
Deferred tax liabilities	—	90,495	10,542	—	101,037
Intercompany payable	—	173,382	97,943	(271,325)	—
Other non-current liabilities	—	6,690	—	—	6,690
Total liabilities	567,466	311,813	131,974	(271,325)	739,928
Minority interests	—	—	859	—	859
Membership equity	318,390	607,735	63,928	(671,663)	318,390
Total liabilities, minority interests and membership equity	$885,856	$919,548	$196,761	$(942,988)	$1,059,177

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2006

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12	$22,650	$8,241	$—	$30,903
Accounts receivable, net	—	55,854	18,301	—	74,155
Inventories, net	—	58,707	9,188	(222)	67,673
Deferred tax assets	—	21,598	4,282	(146)	25,734
Prepaid expenses and other current assets	21	5,462	483	—	5,966
Assets of discontinued operations	—	380	—	—	380
Total current assets	33	164,651	40,495	(368)	204,811
Property and equipment, net	—	35,141	8,157	(2,047)	41,251
Goodwill	—	414,079	61,643	—	475,722
Intangible assets, net	—	281,992	35,250	—	317,242
Investment in subsidiaries	387,419	(41,601)	47,731	(393,549)	—
Intercompany receivable	287,144	—	—	(287,144)	—
Other non-current assets	19,940	762	908	—	21,610
Total assets	$694,536	$855,024	$194,184	$(683,108)	$1,060,636
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$3,500	$332	$2,673	$—	$6,505
Accounts payable	—	13,455	5,440	—	18,895
Accrued expenses	7,909	17,607	12,463	—	37,979
Total current liabilities	11,409	31,394	20,576	—	63,379
Long-term debt and capital leases, net of current portion	545,625	783	1,629	—	548,037
Deferred tax liabilities	—	99,152	12,080	—	111,232
Intercompany payable	—	192,819	94,325	(287,144)	—
Other non-current liabilities	—	1,871	—	—	1,871
Total liabilities	557,034	326,019	128,610	(287,144)	724,519
Minority interests	—	—	909	—	909
Membership equity	137,502	529,005	64,665	(395,964)	335,208
Total liabilities, minority interests, and membership equity	$694,536	$855,024	$194,184	$(683,108)	$1,060,636

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations

For the Successor Three Month Period Ended June 30, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$82,685	$24,596	$(1,028)	$106,253
Cost of sales	—	34,825	10,020	(1,096)	43,749
Gross margin	—	47,860	14,576	68	62,504
Operating expenses:
Selling, general and administrative	—	46,523	11,542	—	58,065
Research and development	—	3,003	1,103	—	4,106
Operating income (loss)	—	(1,666)	1,931	68	333
Other income (expense):
Interest income	3,915	2,007	71	(5,783)	210
Interest expense	(13,988)	(4,154)	(1,692)	5,783	(14,051)
Other income (expense), net	1,996	(91)	(26)	(1,993)	(114)
Income (loss) from continuing operations before income taxes and minority interests	(8,077)	(3,904)	284	(1,925)	(13,622)
Provision (benefit) for income taxes	—	(5,828)	224	—	(5,604)
Minority interests	—	—	87	—	87
Income (loss) from continuing operations	(8,077)	1,924	(27)	(1,925)	(8,105)
Discontinued operations:
Income from discontinued operations, net of tax	—	28	—	—	28
Net income (loss)	$(8,077)	$1,952	$(27)	$(1,925)	$(8,077)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations

For the Successor Six Month Period Ended June 30, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$167,676	$47,610	$(2,326)	$212,960
Cost of sales	—	68,582	22,654	(2,364)	88,872
Gross margin	—	99,094	24,956	38	124,088
Operating expenses:
Selling, general and administrative	—	93,817	21,888	—	115,705
Research and development	—	5,758	1,983	—	7,741
Operating income (loss)	—	(481)	1,085	38	642
Other income (expense):
Interest income	7,874	2,744	134	(10,325)	427
Interest expense	(27,930)	(8,352)	(2,115)	10,325	(28,072)
Other income (expense), net	890	(30)	58	(890)	28
Loss from continuing operations before income taxes and minority interests	(19,166)	(6,119)	(838)	(852)	(26,975)
Provision (benefit) for income taxes	—	(8,475)	529	—	(7,946)
Minority interests	—	—	165	—	165
Income (loss) from continuing operations	(19,166)	2,356	(1,532)	(852)	(19,194)
Discontinued operations:
Income from discontinued operations, net of tax	—	28	—	—	28
Net income (loss)	$(19,166)	$2,384	$(1,532)	$(852)	$(19,166)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations

For the Predecessor Three Month Period Ended July 1, 2006

(in thousands)

	RTI	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$79,677	$17,216	$(978)	$95,915
Cost of sales	—	31,822	7,200	(1,011)	38,011
Gross margin	—	47,855	10,016	33	57,904
Operating expenses:
Selling, general and administrative	36	38,695	8,534	—	47,265
Research and development	—	1,020	2,269	—	3,289
Operating income (loss)	(36)	8,140	(787)	33	7,350
Other income (expense):
Interest income	—	3,878	17	(3,776)	119
Interest expense	—	(11,699)	(39)	3,776	(7,962)
Other income (expense), net	788	5,385	(347)	(5,754)	72
Income (loss) from continuing operations before income taxes and minority interests	752	5,704	(1,156)	(5,721)	(421)
Provision (benefit) for income taxes	—	(433)	424	8	(1)
Minority interests	—	—	53	—	53
Income (loss) from continuing operations	752	6,137	(1,633)	(5,729)	(473)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(312)	—	—	(312)
Net income (loss)	$752	$5,825	$(1,633)	$(5,729)	$(785)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Operations

For the Predecessor Six Month Period Ended July 1, 2006

(in thousands)

	RTI	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$155,205	$30,025	$(2,402)	$182,828
Cost of sales	—	62,316	13,041	(2,386)	72,971
Gross margin	—	92,889	16,984	(16)	109,857
Operating expenses:
Selling, general and administrative	36	71,777	13,977	—	85,790
Research and development	—	7,492	2,645	—	10,137
Operating income (loss)	(36)	13,620	362	(16)	13,930
Other income (expense):
Interest income	—	7,761	31	(7,552)	240
Interest expense	—	(22,982)	(50)	7,552	(15,480)
Other income (expense), net	2,778	11,278	(651)	(13,449)	(44)
Income (loss) from continuing operations before income taxes and minority interests	2,742	9,677	(308)	(13,465)	(1,354)
Provision for income taxes	—	653	762	(16)	1,399
Minority interests	—	—	112	—	112
Income (loss) from continuing operations	2,742	9,024	(1,182)	(13,449)	(2,865)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(444)	—	—	(444)
Net income (loss)	$2,742	$8,580	$(1,182)	$(13,449)	$(3,309)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flows

For the Successor Six Month Period Ended June 30, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(19,166)	$2,384	$(1,532)	$(852)	$(19,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	4,813	1,742	(376)	6,179
Amortization of intangibles	—	11,818	1,360	—	13,178
Amortization of debt issuance costs	1,906	—	—	—	1,906
Stock-based compensation	—	1,004	—	—	1,004
Loss on disposal of assets	—	113	353	(48)	418
Deferred income taxes	—	(8,801)	(949)	—	(9,750)
Non-cash income from subsidiaries	(890)	—	—	890	—
Provision for bad debt expense and sales returns	—	3,902	242	—	4,144
Inventory reserves	—	602	47	—	649
Minority interests	—	—	165	—	165
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(11,996)	(1,230)	—	(13,226)
Inventories	—	3,227	908	138	4,273
Prepaid expenses, other assets and liabilities	(395)	(3,822)	(879)	—	(5,096)
Accounts payable and accrued expenses	(319)	7,245	111	—	7,037
Net cash provided by (used in) operating activities	(18,864)	10,850	338	(248)	(7,924)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(7,246)	(432)	—	(7,678)
Proceeds from sale of assets held for sale	—	4,480	7	—	4,487
Purchases of property and equipment	—	(5,942)	(1,451)	248	(7,145)
Net cash used in investing activities	—	(8,708)	(1,876)	248	(10,336)
FINANCING ACTIVITIES:
Intercompany	8,499	(10,597)	2,098	—	—
Payments on long-term obligations	(1,750)	(240)	127	—	(1,863)
Proceeds on long-term obligations	12,500	—	—	—	12,500
Payment of debt issuance costs	(370)	—	—	—	(370)
Excess tax benefit associated with stock option exercises	—	17	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)
Net cash provided by (used in) financing activities	18,879	(10,820)	1,999	—	10,058
Effect of exchange rate on cash and cash equivalents	—	—	166	—	166
Net increase (decrease) in cash and cash equivalents	15	(8,678)	627	—	(8,036)
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903
Cash and cash equivalents at end of period	$27	$13,972	$8,868	$—	$22,867

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statement of Cash Flows

For the Predecessor Six Month Period Ended July 1, 2006

(in thousands)

	RTI	Guarantors	Non - Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$2,742	$8,580	$(1,182)	$(13,449)	$(3,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	3,648	1,605	(189)	5,064
Amortization of intangibles	—	2,515	854	—	3,369
Amortization of debt issuance costs	—	1,073	—	—	1,073
Non-cash interest expense	—	54	—	—	54
Stock-based compensation	—	1,971	—	—	1,971
Loss on disposal of assets	—	221	214	(210)	225
Deferred income taxes	—	93	(341)	(15)	(263)
Non-cash income from subsidiaries	(2,778)	(10,481)	—	13,259	—
Provision for bad debt expense and sales returns	—	4,200	152	—	4,352
Inventory reserves	—	1,700	31	—	1,731
Minority interests	—	—	112	—	112
Excess tax benefit associated with stock option exercises	(984)	—	—	—	(984)
In-process research and development	—	2,198	1,699	—	3,897
Net effect of discontinued operations	—	(659)	—	—	(659)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(2,541)	237	—	(2,304)
Inventories	—	(9,324)	843	180	(8,301)
Prepaid expenses, other assets and liabilities	974	2,317	(501)	—	2,790
Accounts payable and accrued expenses	1,042	(2,556)	(1,842)	—	(3,356)
Net cash provided by operating activities	996	3,009	1,881	(424)	5,462
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,480)	—	—	(1,480)
Acquisition of intangible assets	—	(110)	(134)	—	(244)
Proceeds from sale of assets	—	64	—	—	64
Purchases of property and equipment	—	(5,654)	(1,753)	424	(6,983)
Net cash used in investing activities	—	(7,180)	(1,887)	424	(8,643)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,618	—	—	—	2,618
Intercompany	(3,512)	1,281	2,231	—	—
Proceeds from long-term obligations	—	25,300	—	—	25,300
Payments on long-term obligations	—	(20,985)	(10)	—	(20,995)
Payment of debt issuance costs	—	(10)	—	—	(10)
Excess tax benefit associated with stock option exercises	984	—	—	—	984
Net cash provided by financing activities	90	5,586	2,221	—	7,897
Effect of exchange rate on cash and cash equivalents	—	—	336	—	336
Net increase in cash and cash equivalents	1,086	1,415	2,551	—	5,052
Cash and cash equivalents at beginning of period	308	13,588	3,304	—	17,200
Cash and cash equivalents at end of period	$1,394	$15,003	$5,855	$—	$22,252

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes to those financial statements included elsewhere in this quarterly report on Form 10-Q and in conjunction with our Annual Report on Form S-4 which was declared effective on May 1, 2007 with the Securities and Exchange Commission.

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

Overview of Business

We are a diversified orthopedic device company that develops, manufactures and distributes a comprehensive range of high-quality orthopedic devices used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a wide range of surgical reconstructive implant products. Our products are used by orthopedic specialists, physicians, physical therapists, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-invasive medical devices and related accessories are used primarily by patients for at-home physical therapy. We currently develop, manufacture and distribute our products through the following two operating divisions:

•             Orthopedic Rehabilitation Division. We market our orthopedic rehabilitation products through two brands in the United States: Chattanooga Group and Empi; and three brands in Europe: Compex, Cefar and Ormed. These products are non-invasive medical devices that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury, such as at-home and clinical electrotherapy, continuous passive motion devices (“CPM”) used to treat pain and restore muscle function, physical therapy tables, home and clinical traction products, iontophoretic devices and chiropractic treatment tables used to treat joint and spine conditions. Our Orthopedic Rehabilitation Division accounted for approximately 84.3% and 84.3% of our net sales, as well as 83.0% and 82.0% of our gross profit, for the three and six month periods ended June 30, 2007, respectively.

•             Surgical Implant Division. Our Surgical Implant Division develops, manufactures and markets a wide variety of products that serve the orthopedic reconstructive joint implant market. These products include knee, hip and shoulder reconstructive products, along with the instruments used by surgeons to perform orthopedic reconstructive surgery. Our Surgical Implant Division accounted for approximately 15.7% and 15.7% of our net sales, as well as 17.0% and 18.0% of our gross profit, for the three and six month periods ended June 30, 2007, respectively.

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

The Merger

On November 3, 2006 an affiliate of Blackstone Capital Partners L.P. acquired all of the outstanding shares of capital stock of ReAble Therapeutics, Inc. (“RTI”) in the Merger (see Note 3 to our condensed consolidated financial statements). RTI is the parent company of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL”) and ReAble Therapeutics Finance Corporation (“Finco”). RTFL, directly or indirectly through its subsidiaries, owns all of the operating assets owned by RTI prior to the Merger. The total purchase price for the Merger was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock and options to purchase shares of common stock of RTI, $7.2 million related to the fair value of the management rollover options that continued to remain as outstanding shares to purchase RTI common stock after the Merger, and $39.5 million in direct acquisition costs. The Merger was financed through a combination of equity contributed by Blackstone, cash on hand of RTI, borrowings under the Senior Credit Facility, and proceeds from the newly issued 11.75% Notes. Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.

The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”. In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to the condensed consolidated financial statements of RTFL. The condensed consolidated statements of operations and cash flows of RTI are presented for the three and six month periods ended July 1, 2006 (the “Predecessor financial statements”), and the condensed consolidated financial statements of RTFL are presented for the three and six month periods ended June 30, 2007 (the “Successor financial statements”). The Predecessor and Successor periods have been prepared using a different basis of presentation due to the application of purchase accounting. Finco and Holdings did not have any operations during the six month period ended June 30, 2007.

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

Recent Acquisitions

On November 7, 2006, we acquired Cefar, a leading European provider of electrotherapy and rehabilitation devices. Cefar markets electrotherapy devices used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), for electroacupuncture, and for other rehabilitation activities. We are integrating the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrical stimulation across Europe and internationally while continuing to sell products under both the Cefar and Compex brands. The purchase price for Cefar of $23.3 million was comprised of $12.5 million in cash, issuance of 575,134 shares of RTI’s common stock valued at $9.5 million, and payment of approximately $1.3 million in acquisition costs. In addition, we also assumed Cefar’s existing debt of approximately $3.8 million. The cash portion of the acquisition was funded with $10.0 million of term loan borrowings under the Senior Credit Facility and cash on hand.

On February 24, 2006, we completed the acquisition of Compex. Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The purchase price of approximately $102.9 million included approximately 7.3 million shares of RTI’s common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase approximately 900,000 shares of RTI’s common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs. We also borrowed approximately $25.3 million under our $200.0 million Senior Credit Facility to a syndicate of financial institutions originally due on 2010 but which was repaid in full in conjuction with the Merger and used $17.3 million for repayment of Compex’s existing debt with the balance used for working capital.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.2	39.6	41.7	39.9
Gross margin	58.8	60.4	58.3	60.1
Operating expenses:
Selling, general and administrative	54.6	49.3	54.3	46.9
Research and development	3.9	3.4	3.6	5.5
Operating income	0.3	7.7	0.4	7.7
Other income (expense):
Interest income	0.2	0.1	0.2	0.1
Interest expense	(13.2)	(8.3)	(13.2)	(8.5)
Other income (expense), net	(0.1)	0.1	0.0	0.0
Loss from continuing operations before income tax and minority interests	(12.8)	(0.4)	(12.6)	(0.7)
Provision (benefit) for income taxes	(5.3)	(0.0)	(3.7)	0.8
Minority interests	0.1	0.1	0.1	0.0
Loss from continuing operations	(7.6)	(0.5)	(9.0)	(1.5)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.0	(0.3)	0.0	(0.2)
Net loss	(7.6)%	(0.8)%	(9.0)%	(1.7)%

Three Months Ended June 30, 2007, compared to Three Months Ended July 1, 2006

Net Sales. Our net sales for the three month period ended June 30, 2007 were $106.3 million, representing an increase of 10.8% over net sales of $95.9 million for the three month period ended July 1, 2006, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Sales in our Orthopedic Rehabilitation Division and our overall net sales benefited from sales of products we acquired in the Cefar acquisition, which was completed in November 2006.

The following table sets forth the geographic mix of our net sales for the three month period ended June 30, 2007 compared to the three month period ended July 1, 2006:

	Domestic			International			Total
	Successor	Predecessor	%	Successor	Predecessor	%	Successor	Predecessor	%
(In thousands, except %)	2007	2006	Growth	2007	2006	Growth	2007	2006	Growth
Orthopedic Rehabilitation Division	$61,643	$60,907	1.2%	$27,966	$19,721	41.8%	$89,609	$80,628	11.1%
Surgical Implant Division	13,821	13,774	0.4%	2,823	1,513	86.6%	16,644	15,287	8.9%
Total	$75,464	$74,681	1.0%	$30,789	$21,234	45.0%	$106,253	$95,915	10.8%

Net sales in our Orthopedic Rehabilitation Division of $89.6 million during the three month period ended June 30, 2007 increased 11.1% over net sales of $80.6 million during the three month period ended July 1, 2006, led by continued growth across our Rehabilitation product lines and the impact of three months of revenue contribution from our Cefar acquisition.  For the three month period ended July 1, 2006, both our consolidated net sales and our Orthopedic Rehabilitation Division net sales were impacted by a charge of $5.6 million related to accounts receivable acquired in the Compex acquisition.

Net sales in our Surgical Implant Division increased to $16.6 million from $15.3 million during the three month period ended June 30, 2007, representing an 8.9% increase over the prior year period, driven primarily by growth in our international business. Domestic Surgical Implant Division net sales for the three months ended June 30, 2007 of $13.8 million approximated sales results for the three months ended July 1, 2006, and was negatively impacted on a comparative basis by reduced sales from our cyclone product line that was sold during the first quarter of 2007.  International net sales of $2.8 million for the three months ended June 30, 2007 increased 86.6% over net sales of $1.5 million during the three month period ended July 1, 2006 due to increasing penetration of existing and new international markets.

For the three months ended June 30, 2007, sales of new products, which are products that have been on the market less than one year, were $8.7 million compared to new product sales of $8.6 million during the three months ended July 1, 2006.

Gross Margin. Our consolidated gross margin as a percentage of net sales decreased to 58.8% during the three month period ended June 30, 2007 from 60.4% during the three month period ended July 1, 2006 and was negatively impacted by $3.1 million of expense related to the write up to fair market value of inventory in connection with the Merger. Our Orthopedic Rehabilitation Division gross margin of 57.9% for the three months ended June 30, 2007, compared to gross margin of 57.1% in the prior year period was negatively impacted by $1.1 million of expense related to the write up to fair market value of inventory in connection with the Merger.  Both our consolidated gross margin and our Orthopedic Rehabilitation Division gross margin for the three month period ended July 1, 2006 were impacted by a charge of $5.6 million related to accounts receivable acquired in the Compex acquisition and by $565,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition.  Our Surgical Implant Division gross margin decreased to 63.8% during the three months ended June 30, 2007 compared to a gross margin of 77.9% for the three months ended July 1, 2006, primarily due to $2.0 million of expense related to the write up to fair market value of inventory in connection with the Merger and to an increase in international sales, which generate comparatively lower gross margins than domestic sales.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $58.1 million during the three month period ended June 30, 2007 from $47.3 million during the three month period ended July 1, 2006. As a percentage of net sales, selling, general and administrative expense increased to 54.6% from 49.3% in the prior year quarter primarily due to additional expenses associated with the addition of Cefar, higher commissions due to increased sales and changes to compensation plans related to ongoing integration, higher intangible amortization expense incurred in connection with the Merger, and higher expenses related to acquisition integration activities.

Research and Development. Our research and development expense increased to $4.1 million during the three month period ended June 30, 2007 from $3.3 million for the three month period ended July 1, 2006. As a percentage of net sales, research and development expense increased to 3.9% during the three month period ended June 30, 2007 as compared to 3.4% for the three months ended July 1, 2006 due to increased spending for new product development.

Interest Expense. Our interest expense increased to $14.1 million during the three month period ended June 30, 2007 compared to interest expense of $8.0 million during the three month period ended July 1, 2006. This increase in interest expense is principally driven by increased borrowings to finance the Merger and Cefar acquisition and higher interest rates on our outstanding indebtedness.

Provision (Benefit) for Income Taxes. During the three month period ended June 30, 2007, we recorded approximately $5.6 million of income tax benefit on pre-tax loss of approximately $13.6 million.  The tax benefit for these periods differed from that, which would have been recorded using the U.S. statutory tax rate due in part to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.

Discontinued Operations. During the three month period ended June 30, 2007, we recorded income from discontinued operations of approximately $28,000, which was attributable to our Slendertone® U.S. Consumer product line (“U.S. Consumer Product Line”) that was sold on June 30, 2006.  During the three month period ended July 1, 2006, we reported a loss from discontinued operations of approximately $0.3 million.

Net loss. We had a net loss of $8.1 million during the three month period ended June 30, 2007 compared to a net loss of $0.8 million during the three month period ended July 1, 2006 due to the factors discussed above.

Six Months Ended June 30, 2007, compared to Six Months Ended July 1, 2006

Net Sales. Our net sales for the six month period ended June 30, 2007 were $213.0 million, representing an increase of 16.5% from net sales of $182.8 million for the six month period ended July 1, 2006, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions and from sales of products we acquired in the Compex and Cefar acquisitions.

The following table sets forth the geographic mix of our net sales for the six month period ended June 30, 2007 compared to the six month period ended July 1, 2006:

	Domestic			International			Total
	Successor	Predecessor	%	Successor	Predecessor	%	Successor	Predecessor	%
(In thousands, except %)	2007	2006	Growth	2007	2006	Growth	2007	2006	Growth
Orthopedic Rehabilitation Division	$124,634	$116,665	6.8%	$54,881	$35,451	54.8%	$179,515	$152,116	18.0%
Surgical Implant Division	28,643	26,816	6.9%	4,802	3,896	23.3%	33,445	30,712	8.9%
Total	$153,277	$143,481	6.8%	$59,683	$39,347	51.7%	$212,960	$182,828	16.5%

Net sales in our Orthopedic Rehabilitation Division of $179.5 million during the six month period ended June 30, 2007 represents an increase of 18.0% over net sales of $152.1 million during the six month period ended July 1, 2006, led by continued growth across our rehabilitation product lines. During the six month period ended June 30, 2007, the division also benefited from six months of revenue contribution from our Cefar acquisition and an additional two months of revenue from our Compex acquisition during the six month period ended June 30, 2007, as compared to the prior year period.

Net sales in our Surgical Implant Division increased to $33.4 million from $30.7 million during the six month period ended June 30, 2007, representing an 8.9% increase over the prior year period, driven primarily by growth in our international business. Domestic Surgical Implant Division net sales for the six months ended June 30, 2007 increased 6.9% to $28.6 million compared to $26.8 million for the six months ended July 1, 2006 and were negatively impacted by reduced sales from our cyclone product line that was sold during the first quarter of 2007. International sales of $4.8 million for the six months ended June 30, 2007 increased 23.3% compared to the same period in the prior year when sales were $3.9 million due to increasing penetration of existing and new international markets.

For the six months ended June 30, 2007, sales of new products, which are products that have been on the market less than one year, were $11.6 million compared to new product sales of $13.2 million during the six months ended July 1, 2006.

Gross Margin. Our consolidated gross margin as a percentage of net sales decreased to 58.3% during the six month period ended June 30, 2007 compared to 60.1% during the six month period ended July 1, 2006 and was negatively impacted by $7.1 million of expense related to the write up to fair market value of inventory in connection with the Merger.  Our Orthopedic Rehabilitation Division gross margin of 56.7% compared to gross margin of 56.6% for the six months ended July 1, 2006 was negatively impacted by $3.8 million of expense related to the write up to fair market value of inventory in connection with the Merger. Both our consolidated gross margin and our Orthopedic Rehabilitation Division gross margin for the six month period ended July 1, 2006 were impacted by a charge of $5.6 million related to accounts receivable acquired in the Compex acquisition and by $846,000 of expense related to the write up to fair market value of inventory acquired in the Compex acquisition.  Our Surgical Implant Division gross margin decreased to 66.9% during the six months ended June 30, 2007 compared to a gross margin of 77.1% for the six months ended July 1, 2006, due primarily to $3.3 million of expense related to the write up to fair market value of inventory in connection with the Merger and an increase in international sales, which generate comparatively lower gross margins than domestic sales.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $115.7 million during the six month period ended June 30, 2007 from $85.8 million during the six month period ended July 1, 2006. As a percentage of net sales, selling, general and administrative expense increased to 54.3% from 46.9% in the prior year primarily due to additional expenses associated with the addition of Compex and Cefar, higher commissions due to increased sales and changes to compensation plans related to ongoing integration, higher intangible amortization expense incurred in connection with the Merger, and higher expenses related to acquisition integration activities.

Research and Development. Our research and development expense of $7.7 million during the six month period ended June 30, 2007 decreased from $10.1 million of research and development expense during the six month period ended July 1, 2006. The decrease in research and development expense is driven by in-process research and development (“IPR&D”) costs of $4.0 million associated with the Compex acquisition in the prior year.  Excluding the impact of this expense, research and development costs increased $1.6 million as compared to the prior year period.  In addition, as a percentage of net sales, research and development expense increased to 3.6% during the six month period ended June 30, 2007 as compared to 3.3% (excluding the impact of IPR&D) for the six months ended July 1, 2006. The increase is due to the addition of Compex and Cefar research and development expense along with increased spending for new product development.

Interest Expense. Our interest expense increased to $28.1 million during the six month period ended June 30, 2007 compared to interest expense of $15.5 million during the six month period ended July 1, 2006. This increase in interest expense was principally driven by increased borrowings to finance the Merger and Cefar acquisition and higher interest rates on our outstanding indebtedness.

Provision (Benefit) for Income Taxes. During the six month period ended June 30, 2007, we recorded approximately $7.9 million of income tax benefit on pre-tax loss of approximately $27.0 million.  The tax benefit for these periods differed from that, which would have been recorded using the U.S. statutory tax rate due in part to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.

Discontinued Operations. During the six month period ended June 30, 2007, we reported income from discontinued operations of approximately $28,000 which was attributable to our U.S. Consumer Product Line that was sold on June 30, 2006.  During the six month period ended July 1, 2006, we reported a loss from discontinued operations of approximately $0.4 million.

Net loss. We had a net loss of $19.2 million during the six month period ended June 30, 2007 compared to a net loss of $3.3 million during the six month period ended July 1, 2006 due to the factors discussed above.

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

Goodwill and Intangible Assets

We must make estimates related to the initial recognition and measurement of intangible assets acquired in connection with a business combination or asset acquisition, as well as the ongoing measurement of the useful life and value of intangible assets and goodwill. With respect to valuations of intangible assets acquired in connection with a business combination or asset acquisition, we use external third-party evaluations in determining the respective fair values and relative allocations of acquisition cost to the assets acquired and liabilities assumed. We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life, or the recoverability of the remaining balances of our goodwill and other intangible assets. If such events or circumstances were to indicate that the carrying amount of those assets would not be recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. In the fourth quarter of each year we will perform an annual test of our goodwill and intangible assets for potential impairment. The process of evaluating the potential impairment is subjective and requires us to exercise judgment in making assumptions related to future cash flows and discount rates. If the sum of the expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of goodwill and other long-lived assets, we would recognize an impairment loss.

Any impairment of an intangible asset or goodwill would require a reduction in the value of the asset on our consolidated balance sheet and a charge to operating income on our consolidated statement of operations. The nature of the charge to operating income would be determined based upon the nature of the intangible asset or goodwill requiring the adjustment.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carry forwards. We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.

Our gross deferred tax asset balance was approximately $50.7 million at June 30, 2007 and primarily relates to receivable and inventory reserves, accrued compensation, and net operating loss carry forwards. As of June 30, 2007, we recorded a valuation allowance of $6.1 million due to uncertainties related to our ability to realize certain foreign net operating loss carry forwards.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted this interpretation as of the beginning of fiscal 2007 (see Note 2).

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.

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

Liquidity and Capital Resources

Cash flows for the six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Six Months Ended
	Successor	Predecessor
	June 30, 2007	July 1, 2006
Cash (used in) provided by operating activities	$(7,924)	$5,462
Cash used in investing activities	(10,336)	(8,643)
Cash provided by financing activities	10,058	7,897
Effect of exchange rate on cash and cash equivalents	166	336
Net (decrease) increase in cash and cash equivalents	$(8,036)	$5,052

Cash Flows

During the six month period ended June 30, 2007, our operating activities used $7.9 million of cash as compared to the six months ended July 1, 2006, when our operating activities provided cash of $5.5 million, resulting in a decrease in cash of $13.4 million. The decrease in cash used by operations during the first six months of 2007 as compared to the same period in the prior year is primarily due to interest payments on newly issued debt and increased expenses related to acquisition integration. Our net loss, adjusted for non-cash items, used $1.3 million of cash during 2007, which represents a decrease of $18.6 million compared to our net loss for the first six months ended July 1, 2006, adjusted for non-cash items, which provided $17.3 million of operating cash flow. Discontinued operations provided $0.4 million of cash during the six month period ended June 30, 2007 as compared to $0.7 million of cash used during the six month period ended July 1, 2006, resulting in a net increase in cash flow from discontinued operations of $1.1 million in 2007 as compared to 2006. Our gross accounts receivable used $13.2 million of cash during the six months ended June 30, 2007 while in the same period in the prior year our gross accounts receivable used $2.3 million of cash, resulting in a net decrease in cash flow of $10.9 million. Our gross inventory provided $4.3 million of cash during the six month period ended June 30, 2007 compared to a use of $8.3 million of cash during the six month period ended July 1, 2006, resulting in a net increase in cash flow of $12.6 million. In addition, our prepaid expenses, other assets and liabilities used $5.1 million of cash during the six month period ended June 30, 2007 compared to the six month period ended July 1, 2006 when prepaid expenses, other assets and liabilities provided $2.8 million of cash, resulting in a decrease in cash flow of $7.9 million. Finally, our outstanding balances of accounts payable and accrued liabilities provided cash of $7.0 million during the six month period ended June 30, 2007, compared to our outstanding balances of accounts payable and accrued liabilities using $3.4 million of cash during the six month period ended July 1, 2006, resulting in an increase in cash flow of $10.4 million.

Investing activities used $10.3 million of cash during the six months ended June 30, 2007, compared to $8.6 million during the six months ended July 1, 2006, representing a $1.7 million increase in cash used for investing activities. During the six months ended June 30, 2007 we used $7.7 million of cash for acquisition activities compared to $1.5 million during the six months ended July 1, 2006. We also received $4.5 million of cash as proceeds primarily from the sale of assets held for sale during the six months ended June 30, 2007 compared to $0.1 million during the six months ended July 1, 2006. In addition, we used $7.1 million to purchase property and equipment during the six months ended June 30, 2007 while during the six months ended July 1, 2006 we used $7.0 million, representing an increase of $0.1 million.

Cash provided by financing activities during the six month period ended June 30, 2007 of $10.1 million increased by $2.2 million compared to the six month period ended July 1, 2006, when cash provided by financing activities was $7.9 million. Our net borrowings or the difference between proceeds from borrowings and related debt payments, provided $10.6 million of cash during the six month period ended June 30, 2007, resulting in a net increase in cash from net borrowings of $6.3 million compared to net proceeds of $4.3 million for the six months ended July 1, 2006. During the six month period ended June 30, 2007, we drew $12.5 million on our revolving credit agreement and also repaid $1.9 million of long-term debt. During the six month period ended July 1, 2006, we borrowed $25.3 million under our revolving credit facility in connection with our Compex acquisition, and we paid $21.0 million on long-term borrowings, $17.3 million of which represented a retirement of bank debt acquired from Compex. In addition, during the six month period ended July 1, 2006, we received approximately $2.6 million in proceeds from stock option exercises principally by former Compex executives. We also received $1.0 million of excess tax benefit associated with the exercise of these stock options. Finally, our partially owned subsidiary, Medereha GmbH paid a dividend of $0.2 million to minority interests during the six months ended June 30, 2007.

Indebtedness

As of June 30, 2007, we had outstanding total indebtedness of approximately $565.2 million, and we had an additional $37.5 million of available borrowings under our Senior Credit Facility. On July 2, 2007, in conjunction with the acquisition of The Saunders Group, Inc. (see Note 17), we incurred additional term borrowings under our Senior Credit Facility in the amount of $55.0 million.  Of the total net proceeds received, $41.5 million was used to fund the acquisition and related expenses, $12.5 million was used to pay off the balance due on our revolving credit facility as of June 30, 2007 which is classified as long-term on our unaudited condensed consolidated balance sheet, and the remaining proceeds will be used for general corporate purposes.

We believe that our existing cash, plus the cash we expect to generate from operations and borrowings available under our Senior Credit Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment obligations and potential new product or business acquisitions. While we currently are in compliance with all of our financial covenants imposed by our Senior Credit Facility, there is no assurance that we will continue to remain in compliance in the future.  If we do not remain in compliance, there is no assurance that we will be able to obtain from our lenders, waivers of default or amendments to the Senior Credit Facility in the future.

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

We and our subsidiaries, affiliates or significant shareholders (including The Blackstone Group L.P. and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Credit Facility

Overview. Our Senior Credit Facility consists of a $350.0 million term loan facility and a $50.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swing line loans. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under our Senior Credit Facility, of which $55.0 million was drawn subsequent to the end of the quarter and converted to a term loan in connection with the Saunders acquisition.

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

11.75% Senior Subordinated Notes

The Indenture limits our (and most or all of our subsidiaries’) ability to:

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

Covenant Compliance

As described above, the Senior Credit Facility and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. In addition, under the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios, and under the Indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.  As of June 30, 2007, we were in compliance with all applicable covenants.

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

Our ability to continue to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Credit Facility and the Indenture, at which time the lenders could elect to declare all amounts outstanding under the Senior Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indenture.

The following table provides a reconciliation from our net loss to EBITDA and Adjusted EBITDA for the three and twelve months ended June 30, 2007. The terms and related calculations are defined in the credit agreement relating to the Senior Credit Facility and the Indenture.

	(unaudited)
(in thousands)	Three Months Ended June 30, 2007	Twelve Months Ended June 30, 2007
Net loss	$(8,077)	$(104,266)
Interest expense, net	13,841	46,214
Income tax benefit	(5,604)	(29,580)
Depreciation and amortization	9,770	32,132
EBITDA	9,930	(55,500)
Non-cash items (a)	3,804	56,466
Non-recurring items (b)	1,911	16,129
Other adjustment items (c)	7,844	54,885
Adjusted EBITDA	$23,489	$71,980

 (a) Non-cash items are comprised of the following:

	(unaudited)
	Three Months Ended June 30, 2007	Twelve Months Ended June 30, 2007
Stock compensation expense	$620	$9,761
Loss on disposition of assets	125	481
Loss on early extinguishment of debt	—	9,154
Purchase accounting adjustments (1)	3,059	36,004
Loss on asset impairment (2)	—	1,066
Total non-cash items	$3,804	$56,466

(1)         Represents $3.1 million of expense related to the write-up to fair market value of acquired inventory in connection with the Merger and the Cefar acquisition for the three months ended June 30, 2007. Represents $25.1 million of expense related to the write-off of IPR&D and $10.9 million of expense related to the write-up to fair market value of inventory acquired in connection with the Compex acquisition, Cefar acquisition and the Merger during the twelve months ended June 30, 2007.

(2)          Represents $1.1 million of expense related to the impairment of certain application software that will not be placed in service.

 (b)   Non-recurring items are comprised of the following:

	(unaudited)
	Three Months Ended June 30, 2007	Twelve Months Ended June 30, 2007
Employee severance (1)	$75	$1,247
Restructuring expense (2)	1,846	11,685
Other (3)	(10)	3,197
Total non-recurring adjustments	$1,911	$16,129

(1)         Represents employee severance expense incurred by RTI in connection with the Compex acquisition and the Merger.

(2)         Expense for the three months ended June 30, 2007 includes $0.7 million of integration costs incurred in connection with the Compex acquisition and $1.1 million of integration costs incurred in connection with the Cefar acquisition. Expense for the twelve months ended June 30, 2007 represents (i) $6.5 million of expense related to field selling, information technology, operations and product line consolidation incurred in connection with the integration of Compex, (ii) $1.5 million of inventory reserves related to the discontinuation of certain products acquired from Osteoimplant Technology, Inc. (“OTI”) in February 2005, (iii) $2.8 million of integration expenses related to the Cefar acquisition, and (iv) $0.9 million for restructuring advisory fees related to the Merger.

(3)         Other expenses for the twelve months ended June 30, 2007 includes $3.2 million of other non-recurring expenses, including provisions made for litigation settlements and additional product liability claims.

 (c)    Other adjustment items are comprised of the following:

	(unaudited)
	Three Months Ended June 30, 2007	Twelve Months Ended June 30, 2007
Transaction expenses (1)	$1,290	$26,123
Compex acquisition adjustments (2)	—	20,986
Minority interest	88	250
Pre-acquisition EBITDA (3)	—	853
Discontinued operations	(28)	179
Subtotal other items	1,350	48,391
Cost savings (4)	6,494	6,494
Total other items	$7,844	$54,885

(1)         Expenses for the three months ended June 30, 2007 include $0.8 million for monitoring fees paid to Blackstone and $0.5 million for legal, advisory, and consulting expenses related to the Merger. Expenses for the twelve months ended June 30, 2007 include $15.8 million of legal, advisory, consulting, and related expenses incurred in connection with the closing of the Merger, $4.6 million for monitoring fees paid to Blackstone, $5.5 million of management retention bonuses paid at the closing of the Merger, and $0.2 million of merger and acquisition related expenses.

(2)         Represents adjustments and additional reserves related to the Compex acquisition and operations. The amounts principally include $19.8 million of additional accounts receivable reserves.  During December 2006, the decision was made to outsource the Compex accounts receivable collection effort to a third party. Based on collection estimates provided by the third party collection company, in the fourth quarter of 2006, we recorded an additional adjustment to the carrying value of accounts receivable in the amount of $19.8 million.

(3)         Represents EBITDA of (i) $0.2 million from June 30, 2006 to February 16, 2007 related to the Performance Modalities, Inc. (“PMI”) acquisition, (ii) $0.2 million from June 30, 2006 to April 13, 2007 for the Endeavor Medical Inc. (“Endeavor”) acquisition, and (iii) $0.5 million of EBITDA from June 30, 2006 to November 7, 2006 primarily related to the Cefar acquisition, which is included in the calculation of Adjusted EBITDA for the twelve months ended June 30, 2007 pursuant to the definition of Adjusted EBITDA contained in the credit agreement relating to the Senior Credit Facility and the Indenture.

(4)         Includes projected cost savings of $1.2 million related to actions already taken in connection with the Compex acquisition. Such savings primarily relate to the consolidation of manufacturing, general and administrative and related operations. Also includes (i) projected cost savings of $4.7 million related to actions initiated in connection with the Cefar acquisition, principally related to facility and general and administrative consolidation and (ii) $0.6 million of projected cost savings, principally from actions initiated in connection with the Endeavor acquisition and procurement savings related to purchases of certain product components, freight, and copier equipment.

Our covenant requirements and ratios as of June 30, 2007 are as follows:

	Covenant Requirements	Actual Ratios
Senior Credit Facility (1)
Consolidated total debt to Adjusted EBITDA	8.00:1	7.52:1
Adjusted EBITDA to consolidated interest expense	1.25:1	1.41:1
11.75% Notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00:1	1.41:1

(1)         Beginning with the twelve month period ending June 30, 2007, the Senior Credit Facility requires us to maintain a consolidated total debt to Adjusted EBITDA ratio starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. Consolidated total debt is defined as aggregate consolidated indebtedness of Holdings, RTFL and the restricted subsidiaries less the aggregate amount of all cash and cash equivalents, free and clear of all liens subject to certain exceptions, and consolidated interest expense is defined as consolidated cash interest expense less cash interest income and further adjusted for certain noncash or nonrecurring interest expense, under the Senior Credit Facility.

(2)         Our ability to incur additional debt and make certain restricted payments under the Indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.00:1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50.0 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are available immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that becomes restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of total assets provided that the Adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

Recent Developments

On August 9, 2007, RTI acquired IOMED, Inc. (“IOMED”), a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. Under the terms of the merger agreement dated May 17, 2007, IOMED was merged with Spartan Acquisition Corp., a newly formed subsidiary of RTI (the “IOMED Merger”), and each share of IOMED common stock outstanding immediately prior to the

IOMED Merger was exchanged for $2.75 per share, for total cash consideration of approximately $22.0 million.  Direct acquisition costs for the transaction are estimated to be approximately $1.0 million.

On July 15, 2007, RTI entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO Incorporated (“DJO”), a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Under the terms of the DJO Merger Agreement, an affiliate of RTI will acquire all outstanding shares of DJO in a transaction valued at approximately $1.6 billion, including the assumption of debt. The DJO Merger Agreement provides for a cash payment of $50.25 per share, as adjusted, for each outstanding share of DJO common stock outstanding immediately prior to the DJO Merger. An affiliate of Blackstone, the controlling shareholder of RTI,  has committed to provide the equity financing needed to complete the transaction.  Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC have committed to provide the debt financing needed to complete the transaction.  Closing of the transaction is subject to conditions customary in a transaction of this type, including approval of the DJO Merger by the stockholders of DJO. Under the DJO Merger Agreement, DJO may solicit superior proposals from third parties during the 50 calendar days ending on September 3, 2007. To the extent that a superior proposal solicited during this period leads to the execution of a definitive agreement, DJO would be obligated to pay a break-up fee to RTI of $18.7 million.  We currently expect to close the transaction in the fourth quarter of 2007.

On July 2, 2007, a subsidiary of RTFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. for total cash consideration of $41.5 million, including $1.5 million of acquisition costs (the “Saunders Acquisition”). The Saunders Group, Inc. is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and exercise equipment for neck and back disorders.

In connection with the Saunders Acquisition, RTFL entered into two amendments to the Senior Credit Facility. The first amendment is a technical amendment intended to clarify certain portions of the Senior Credit Facility related to financial statement reporting requirements and to covenant compliance reporting requirements.  The second amendment is an incremental term loan amendment to borrow an additional $55.0 million term loan under the Senior Credit Facility. RTFL borrowed the funds on July 2, 2007 in connection with the Saunders Acquisition. Approximately $41.5 million of the total proceeds was used to fund the acquisition and related expenses, $12.5 million was used to pay off the balance due on our revolving credit facility as of June 30, 2007, and the remaining proceeds will be used for general corporate purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Senior Credit Facility, which bears interest at floating rates based on Bank of America’s prime rate plus 0.5% or Eurodollar rate adjusted for maximum reserves. Our outstanding balance under the Senior Credit Facility was $359.9 million as of June 30, 2007. We have historically managed our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Senior Credit Facility would have impacted our earnings and cash flow, for the quarter ending June 30, 2007, by approximately $460,000. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

As we continue to expand our business through acquisitions and organic growth, the sales of our products in European markets that are denominated in foreign currencies has increased. As a result, the impact of currency fluctuations on our operating results has increased. During the first six months of 2007, our average monthly sales denominated in foreign currencies was approximately $8.3 million of which $7.9 million was derived from Euro denominated sales.

In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in currencies other than the U.S. Dollar, primarily Euros, and then translated into U.S. Dollars for inclusion in our consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. For example, our principal German subsidiary records the majority of its revenues and certain of its expenses in Euros. Our German subsidiary’s results are reflected in our consolidated financial statements in U.S. Dollars. Therefore, our reported results are exposed to fluctuations in the exchange rates between the U.S. Dollar and the Euro. During a period in which the U.S. Dollar strengthens versus the Euro, our reported consolidated net sales will be lower than they might otherwise have been because net sales earned in Euros will translate into fewer U.S. Dollars. The assets and liabilities of our foreign subsidiaries that are reflected on our consolidated balance sheet are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date, while the net sales and operating expenses of our foreign subsidiaries that are reflected on our consolidated statements of operations are translated into U.S. Dollars at the weighted-average exchange rate for the reporting period. The resulting translation adjustments are recorded in membership equity as accumulated other comprehensive income or loss. Accordingly, changes in currency exchange rates will cause membership equity to fluctuate from period to period.

Finally, our German subsidiary purchases the majority of its product inventories in U.S. Dollars, with the purchase translated into Euros at the time of payment, and the inventory expense recognized in Euros at the time of sale. In addition, our Swiss subsidiary whose functional currency is Euros must pay a portion of its operating expenses in Swiss Francs. Our November 2006 acquisition of Cefar has increased our foreign currency risk by expanding our exposure to the Euro and has added the Swedish Krona and Norwegian Krona to our portfolio of foreign currencies. Our U.S. operations are also subject to risk associated with international currency exchange rates on purchases of inventory from a small number of foreign suppliers in foreign currencies. Our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations. These derivatives are typically in the form of forward currency contracts used to manage currency fluctuation on purchases of inventory denominated in U.S. Dollars. We did not have any foreign currency derivatives outstanding as of June 30, 2007.

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

Changes in Internal Control Over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this quarterly report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently carry product liability insurance up to a limit of $20.0 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of June 30, 2007, we exceeded the coverage limits for certain type of product liability claims. However, our estimate of the excess loss has been accrued for in our consolidated balance sheet as of June 30, 2007. Other product liability claims that could be made against us could significantly exceed the coverage limit of such policy or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against RTI and its directors in the District Court of Travis County, Texas, 345th Judicial District (the “Texas Action”). On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of RTI in the Court of Chancery of the State of Delaware, New Castle County, against RTI and its directors. Blackstone Capital Partners V L.P. and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action and the Texas Action.  The Delaware Action was dismissed by the plaintiffs in February 2007 with no liability accrued to RTI or the other defendants.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 1, 2007 (File No. 333-142188), as amended.

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

10.1	Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.1 to RTFL’s Current Report on Form 8-K filed on July 5, 2007).
10.2	Incremental Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.2 to RTFL’s Current Report on Form 8-K filed on July 5, 2007).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007	By:	/s/ Kenneth W. Davidson
Date		Kenneth W. Davidson,
Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	By:	/s/ William W. Burke
Date		William W. Burke,
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)