Form 10-Q
period 2007-09-29
ReAble Therapeutics Finance LLC
filed 2007-10-30
CIK 1395317

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 29, 2007, 100% of the issuer’s membership interests were owned by ReAble Therapeutics Holdings LLC.

ReAble Therapeutics Finance LLC

Quarterly Report on Form 10-Q

For the period ended September 29, 2007

Index to Condensed Consolidated Financial Statements

Page
PART I — Financial Information
Item 1. Financial Statements
Unaudited condensed consolidated balance sheets as of September 29, 2007 and December 31, 2006	3
Unaudited condensed consolidated statements of operations for the Successor three and nine month periods ended September 29, 2007 and for the Predecessor three and nine month periods ended September 30, 2006	4
Unaudited condensed consolidated statements of cash flows for the Successor nine month period ended September 29, 2007 and for the Predecessor nine month period ended September 30, 2006	5
Notes to unaudited condensed consolidated financial statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49
PART II — Other Information
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Submission of Matters to a Vote of Security Holders	51
Item 5. Other Information	51
Item 6. Exhibits	52
Signatures	53

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 29, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$31,805	$30,903
Accounts receivable, net	87,680	74,155
Inventories, net	66,729	67,673
Deferred tax assets	22,662	25,734
Prepaid expenses and other current assets	7,161	5,966
Assets of discontinued operations	—	380
Total current assets	216,037	204,811
Property and equipment, net	44,453	41,251
Goodwill	517,070	475,722
Intangible assets, net	331,392	317,242
Other non-current assets	19,888	21,610
Total assets	$1,128,840	$1,060,636
Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$7,965	$6,505
Accounts payable	25,134	18,895
Accrued expenses	48,734	37,979
Total current liabilities	81,833	63,379
Long-term debt and capital leases, net of current portion	621,187	548,037
Deferred tax liabilities	102,555	111,232
Other non-current liabilities	8,721	1,871
Total liabilities	814,296	724,519
Minority interests	1,021	909
Commitments and contingencies Membership equity:
Membership equity	375,300	373,469
Accumulated deficit	(66,738)	(41,634)
Accumulated other comprehensive income:
Foreign currency translation adjustments	6,584	3,373
Change in hedging gains and losses, net of tax	(1,623)	—
Total membership equity	313,523	335,208
Total liabilities, minority interests, and membership equity	$1,128,840	$1,060,636

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$108,431	$92,911	$321,391	$275,738
Cost of sales	42,159	35,324	131,031	108,295
Gross margin	66,272	57,587	190,360	167,443
Operating expenses:
Selling, general and administrative	59,100	44,125	174,804	129,915
Research and development	4,372	2,905	12,113	13,042
Operating income	2,800	10,557	3,443	24,486
Other income (expense):
Interest income	244	161	671	400
Interest expense	(15,052)	(8,028)	(43,125)	(23,508)
Other income (expense), net	204	27	234	(15)
Income (loss) from continuing operations before income taxes and minority interests	(11,804)	2,717	(38,777)	1,363
Provision (benefit) for income taxes	(5,978)	1,775	(13,923)	3,174
Minority interests	113	25	278	137
Income (loss) from continuing operations	(5,939)	917	(25,132)	(1,948)
Discontinued operations:
Income (loss) from discontinued operations (net of income tax provision (benefit) of $0, $22, $20 and $(390), respectively)	—	(163)	28	(607)
Net income (loss)	$(5,939)	$754	$(25,104)	$(2,555)

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	Successor	Predecessor
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(25,104)	$(2,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9,586	7,848
Amortization of intangibles	20,320	5,295
Amortization of debt issuance costs	2,866	1,594
Non-cash interest expense	—	82
Stock-based compensation	1,534	3,006
Loss on disposal of assets	418	373
Deferred income taxes	(16,125)	(5,526)
Provision for bad debt expense and sales returns	6,016	5,864
Inventory reserves	825	3,454
Minority interests	278	137
Excess tax benefit associated with stock option exercises	(17)	(1,340)
In-process research and development	—	3,897
Net effect of discontinued operations	378	985
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,269)	(723)
Inventories	2,071	(8,644)
Prepaid expenses, other assets and liabilities	(3,388)	2,756
Accounts payable and accrued expenses	11,408	2,787
Net cash (used in) provided by operating activities	(3,203)	19,290
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(64,401)	(1,792)
Acquisition of intangible assets	—	(244)
Proceeds from sale of assets held for sale and property and equipment	4,565	64
Purchases of property and equipment	(9,683)	(11,023)
Net cash used in investing activities	(69,519)	(12,995)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	4,922
Proceeds from long-term obligations	89,828	25,300
Payments on long-term obligations	(15,504)	(24,128)
Payment of debt issuance costs	(1,129)	(10)
Dividend paid to minority interests	(226)	—
Excess tax benefit associated with stock option exercises	17	1,340
Net cash provided by financing activities	72,986	7,424
Effect of exchange rate on cash and cash equivalents	638	458
Net increase in cash and cash equivalents	902	14,177
Cash and cash equivalents at beginning of period	30,903	17,200
Cash and cash equivalents at end of period	$31,805	$31,377
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,238	$17,606
Cash (received) paid for income taxes	(425)	4,753
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$328	$384

See accompanying notes to unaudited condensed consolidated financial statements.

ReAble Therapeutics Finance LLC and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.

On November 3, 2006, an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”), acquired all of the outstanding shares of capital stock of ReAble Therapeutics, Inc. (“RTI”, “Parent” or “Predecessor”), in a merger transaction (the “Merger”). RTI is the parent corporation of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL” or “Successor”), and ReAble Therapeutics Finance Corporation (“Finco”). RTFL directly or indirectly through its subsidiaries, owns all of the operating assets owned by RTI prior to the Merger. (See further description of the Merger under Note 3).

The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to these unaudited condensed consolidated financial statements of RTFL. The unaudited condensed consolidated statements of operations and cash flows of RTI are presented for the three and nine month periods ended September 30, 2006 (the “Predecessor financial statements”), and the unaudited condensed consolidated statements of operations and cash flows of RTFL are presented for the three and nine month periods ended September 29, 2007 (the “Successor financial statements”). Finco and Holdings did not have any operations during the nine month period ended September 29, 2007 and did not exist prior to the Merger.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form S-4 filed with the Securities and Exchange Commission on May 1, 2007 (File No. 333-142188), as amended.

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

Foreign Currency Translation

The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated membership equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the unaudited condensed consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”)”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, we elected to continue to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, we recognized a $5.3 million increase in liabilities for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill. For the nine months ended September 29, 2007, we recorded a decrease to the liability in the amount of $1.1 million related to expirations and adjustments in unrecognized tax benefits.

We had unrecognized tax benefits of approximately $7.0 million as of January 1, 2007, of which none, if recognized, would result in a reduction to our effective tax rate. Interest and penalties were approximately $1.0 million at the date of adoption and are included in the unrecognized tax benefits. We recorded an increase of our unrecognized tax benefits of approximately $7.1 million and $7.4 million during the three and nine month period ended September 29, 2007, respectively. The majority of the increase of our unrecognized tax benefits is the result of the Merger (See Note 3).

We are subject to audit in Germany by Finanzamt Freiburg for the years 2000 through 2004. We are also subject to audit by the New York State Department of Taxation and Finance for the years 2002 through 2004. As we have operations in most other U.S. states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. We also file income tax returns for non-U.S. jurisdictions; the most significant of which are Germany, Sweden and Switzerland.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal year 2008 and is currently assessing the potential impact of adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal year 2008 and is currently assessing the potential impact of adoption.

3. MERGER TRANSACTION

On November 3, 2006, an affiliate of Blackstone acquired all of the outstanding shares of capital stock of RTI. Under the terms of the Agreement and Plan of Merger dated June 30, 2006 (the “Merger Agreement”), upon the consummation of the Merger, the former stockholders of RTI received an aggregate of $476.8 million in cash (or $16.46 ($6.55 before giving effect to the share adjustments) in cash for each share of common stock of RTI they then held). The Merger was financed through a combination of equity contributed by an affiliate of Blackstone, cash on hand of RTI, borrowings under a senior secured credit facility (the “Senior Credit Facility”) and proceeds from our 11.75% senior subordinated notes (see Note 8). Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.

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

During the nine month period ended September 29, 2007, changes were made to the initial purchase price allocation (see Note 7). The following valuations are preliminary and are subject to change upon our further evaluation of the assets acquired and liabilities assumed (in thousands):

	Fair Value	Useful Life
Current assets	$209,011
Tangible and other non-current assets	49,853
Liabilities assumed	(538,344)
In-process research and development	25,200
Identifiable intangible assets
Technology-based	83,900	3 – 11 years
Customer-based	133,800	11 – 12 years
Trademarks	92,000	Indefinite
Non-compete	1,600	1 year
Goodwill	472,232	N/A
Purchase price	$529,252

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.

4. ACQUISITIONS

 Since 2001 and continuing in 2007, we embarked on strategies to expand our distribution channels, increase our product offerings and establish a presence in certain international markets primarily related to our Rehabilitation Division. In conjunction with these initiatives, we have completed ten acquisitions since 2001. We believe that the acquisition of these businesses have allowed us to succeed in the highly competitive orthopedic and rehabilitation markets, and to serve our patients, and their professional caregivers more effectively. In addition, through the acquisition of these businesses, we have and anticipate will continue to achieve certain synergies that will benefit primarily our manufacturing cost structure, selling and distribution costs, and research and development efforts. The results of operations attributable to each acquisition are included in the condensed unaudited consolidated financial statements from the date of acquisition.

IOMED, Inc.

On August 9, 2007, a subsidiary of RTFL acquired IOMED, Inc. (“IOMED”), a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. Under the terms of the merger agreement dated May 17, 2007, IOMED was merged with Spartan Acquisition Corp., a newly formed subsidiary of RTFL (the “IOMED Merger”). The purchase price of $22.5 million consisted of $21.1 million in cash payments to former equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the IOMED Merger, and $0.6 million in direct acquisition costs. The IOMED acquisition was primarily financed with $22.0 million of borrowed funds under our revolving credit facility (see Note 8).

The Saunders Group, Inc.

On July 2, 2007, a subsidiary of RTFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.5 million, including $0.5 million of acquisition costs (the “Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and exercise equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our Senior Credit Facility (see Note 8).

Cefar AB

On November 7, 2006, we acquired all of the issued and outstanding shares of Cefar AB (“Cefar”), a leading European provider of electrotherapy and rehabilitation devices for a purchase price of $23.2 million. Cefar markets electrotherapy devices indicated for chronic pain, for women’s health, for electroacupuncture, and for other rehabilitation activities. We are integrating the operations of Cefar with those of Compex SA, the European subsidiary of Compex (see Note 12). Our strategy for the merged company is to develop both the professional/medical and consumer markets for electro stimulation across Europe and internationally, continuing to trade under both the Cefar and Compex brands. The purchase price of $23.2 million was comprised of the payment of $12.4 million in cash, issuance of shares of RTI’s common stock valued at $9.5 million, and payment of $1.3 million of acquisition costs. The fair value of RTI common stock issued was determined as $16.46 per share ($6.55 before giving effect to the share adjustments) based on the per share price used in the recently completed Merger. We funded the acquisition with RTI common stock with $10.0 million of term loan borrowings under the Senior Credit Facility and cash on hand. Pursuant to the terms of the acquisition agreement, $800,000 of the purchase price was placed in escrow subject to final calculations of net working capital and net debt as defined in the acquisition agreement. During the third quarter of 2007, $250,000 was released from escrow related to final net debt calculations which resulted in an adjustment to decrease the purchase price by approximately $50,000. Moreover, additional amounts may be paid to certain of the former stockholders of Cefar if certain EBITDA targets for the combined Cefar-Compex SA entities are met by December 31, 2008. These payments, if any, would be recorded as an increase to the purchase price of Cefar. The results of Cefar have been included in our unaudited condensed consolidated statement of operations since the date of acquisition.

Compex Technologies, Inc.

On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc. (“Compex”), a Minnesota corporation. Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. Our integration efforts related to the integration of the Compex operations were initiated during the second quarter of 2006 and are substantially complete (see Note 12). The total purchase price of approximately $102.9 million was comprised of 7.3 million shares of RTI common stock valued at $90.0 million, options to purchase 900,000 shares of RTI common stock valued at $9.3 million, along with $3.6 million in acquisition costs. We funded the acquisition, which we refer to as the Compex acquisition, with RTI common stock and $25.3 million of borrowings under our $200.0 million senior credit facility to a syndicate of financial institutions originally due on 2010 but which was repaid in full in conjunction with the Merger.

Included in the liabilities assumed in the Compex acquisition is a $1.1 million contingent liability relating to litigation against Compex regarding a potential incorrect payment of custom duties and VAT on imported goods prior to the date of the acquisition. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received in early 2008. Our current potential liability in the dispute if the custom officials were to prevail is approximately $1.1 million. Therefore, judgment settlement fees of approximately $1.1 million were recorded as an adjustment to the purchase price with a corresponding increase to goodwill during the fourth quarter of 2006.

The following valuations for the businesses we acquired during 2006 and 2007 are preliminary, with the exception of Compex, and are subject to change upon our further evaluation of the assets acquired and liabilities assumed. Fair value for certain of the assets acquired (inventory, fixed assets and intangible assets) was estimated based upon preliminary evaluations and third party appraisals. For the majority of the remaining assets and liabilities, book value was deemed to approximate fair value due to the nature of the assets and liabilities. During the nine month period ended September 29, 2007, changes were made to the initial purchase price allocations (see Note 7).

	IOMED	Saunders	Cefar	Compex	Wtd. Avg. Useful
(in thousands):	Fair Value				Life
Current assets	$8,419	$5,787	$11,882	$69,129
Tangible and other non-current assets	802	273	1,036	8,340
Liabilities assumed (see Note 12)	(4,644)	(614)	(10,630)	(51,092)
In-process research and development	—	—	—	3,897
Identifiable intangible assets:
Technology-based	6,025	10,178	1,800	8,213	6 – 17 years
Customer-based	1,694	6,383	3,200	14,610	10 – 16 years
Trademarks	1,510	4,423	3,400	5,771	Indefinite
Goodwill	8,702	14,067	12,513	43,995	N/A
Purchase price	$22,508	$40,497	$23,201	$102,863

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed, and is not tax deductible.

Other Acquisitions

During 2007, we completed the acquisition of various other businesses related to our Orthopedic Rehabilitation Division’s products, including Endeavor Medical, Inc. (“Endeavor”) and Performance Modalities, Inc. (“PMI”). On April 13, 2007, we acquired Endeavor for total consideration of $2.9 million. On February 16, 2007, we acquired certain assets of PMI for total consideration of $4.3 million. The preliminary allocation of the aggregate purchase price for both acquisitions, which is subject to change upon our further evaluation of the assets acquired and liabilities assumed, resulted in the recognition of $2.9 million of goodwill.

Pro Forma Financial Information

 The unaudited financial information in the table below summarizes the combined results of operations of RTFL, IOMED, and Saunders on a pro forma basis, as though the companies acquired had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense, and the related tax effects, among others.

	Unaudited Pro Forma Three Months Ended		Unaudited Pro Forma Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
(in thousands):	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$109,291	$99,776	$335,128	$295,473

Income (loss) from continuing operations before income taxes and minority interests	(13,371)	1,676	(45,286)	(2,451)
Provision (benefit) for income taxes	(6,170)	988	(16,124)	973
Minority interests	113	25	278	137
Income (loss) from continuing operations	$(7,314)	$663	$(29,440)	$(3,561)

5. ACCOUNTS RECEIVABLE

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance, beginning of period	$3,802	$3,699	$513	$4,016
Provision for bad debt and sales returns	1,872	1,512	6,016	5,864
Write-off charges and recoveries	(1,405)	(1,094)	(2,260)	(5,763)
Balance, end of period	$4,269	$4,117	$4,269	$4,117

6. INVENTORIES

Inventories consist of the following (in thousands):

	September 29, 2007	December 31, 2006
Components and raw materials	$15,314	$19,437
Work in process	3,957	3,848
Finished goods	33,349	27,974
Inventory held on consignment	15,373	17,332
	67,993	68,591
Less – inventory reserves	(1,264)	(918)
	$66,729	$67,673

A summary of the activity in our inventory reserve for slow moving, excess, product obsolescence and valuation is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance, beginning of period	$1,193	$7,771	$918	$7,397
Provision charged to cost of sales	175	1,723	825	3,454
Recoveries (write-offs) charged to reserve	(104)	(1,241)	(479)	(2,598)
Balance, end of period	$1,264	$8,253	$1,264	$8,253

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

7. GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below (in thousands):

	Successor		Predecessor
	Nine months ended September 29, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Balance, beginning of period	$475,722	$—	$290,255
Adjustment related to resolution of contingencies	—	—	(173)
Adjustment related to adoption of FIN 48	4,178	—	—
Adjustment related to tax benefit associated with stock option exercises	—	—	(2,016)
Goodwill associated with the acquisition of Osteoimplant Technology, Inc. (“OTI”)	—	—	474
Goodwill associated with the acquisition of Compex	—	—	43,995
Goodwill associated with the Merger	8,121	459,933	—
Goodwill associated with the acquisition of Cefar	(660)	13,173	—
Goodwill associated with the acquisition of IOMED	8,702	—	—
Goodwill associated with the acquisition of Saunders	14,067	—	—
Goodwill associated with the acquisition of other businesses	2,883	—	—
Foreign currency translation	4,057	2,616	4,986
Balance, end of period	$517,070	$475,722	$337,521

During the nine month period ended September 29, 2007, goodwill related to the Merger was adjusted to reflect additional adjustments related to the fair market value of the acquired inventory, property plant and equipment, assets held for sale, deferred tax assets and assumed liabilities related to restructuring activities (see Note 12). Additionally, we recorded certain out of period adjustments not deemed material to our projected fiscal year end 2007 results related to the value of the acquired inventory in conjunction with the Merger, which resulted in an increase to cost of sales of approximately $1.5 million for the nine months ended September 29, 2007 with an associated reduction to goodwill. Goodwill related to the Cefar acquisition was adjusted primarily to reflect additional adjustments to the fair market value of the acquired inventory and intangible assets.

We recorded approximately $8.7 million and $14.1 million of goodwill during the third quarter of 2007 associated with the acquisition of IOMED and Saunders, respectively. We have also completed the acquisitions of various other businesses during the year that have resulted in the recognition of approximately $2.9 million of goodwill in aggregate. The preliminary allocation of the aggregate purchase price for these acquisitions is subject to change upon our further evaluation of the assets acquired and liabilities assumed. All of the assets purchased during 2007 in connection with these acquisitions relate to our Orthopedic Rehabilitation Division’s products.

During the fourth quarter of 2006, we revalued our goodwill associated with the Merger (see Note 3).

Intangibles consisted of the following as of September 29, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$101,903	$(11,932)	$89,971
Customer-based	148,701	(12,422)	136,279
	$250,604	$(24,354)	226,250
Indefinite-lived intangible assets:
Trademarks			101,419
Foreign currency translation			3,723
Total intangible assets			$331,392

Intangibles consisted of the following as of December 31, 2006 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$85,754	$(1,990)	$83,764
Customer-based	138,796	(2,045)	136,751
	$224,550	$(4,035)	220,515
Indefinite-lived intangible assets:
Trademarks			95,396
Foreign currency translation			1,331
Total intangible assets			$317,242

During the nine months ended September 29, 2007, we acquired approximately $32.1 million of intangible assets in connection with the acquisition of businesses, of which $9.2 million and $21.0 million relates to the acquisition of IOMED and Saunders, respectively.

Our amortizable intangible assets will continue to be amortized over their useful lives ranging from 1 to 17 years.

Aggregate amortization expense was approximately $7.1 million and $20.3 million for the Successor three and nine month periods ended September 29, 2007, respectively, and $1.9 million and $5.3 million for the Predecessor three and nine month periods ended September 30, 2006, respectively.

Our estimated amortization expense for the three months ending December 31, 2007 and for the next five years is as follows (in thousands):

For three months ending December 31, 2007	$7,000
For year ended December 31, 2008	27,000
For year ended December 31, 2009	27,000
For year ended December 31, 2010	26,000
For year ended December 31, 2011	24,000
For year ended December 31, 2012	22,000

At September 29, 2007, we have goodwill and intangible assets as follows (in thousands):

	Goodwill	Intangibles, net
Orthopedic Rehabilitation Division	$469,664	$301,329
Surgical Implant Division	47,406	30,063
Total	$517,070	$331,392

8. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	September 29, 2007	December 31, 2006

$455.0 million Senior Credit Facility to a syndicate of financial institutions; composed of a seven-year $405.0 million term loan and a six-year $50.0 million revolving credit facility; collateralized by all domestic assets of RTFL and pledge of 100% of the membership interest of RTFL, 100% of the capital stock of each domestic subsidiary of RTFL and 65% of the stock of first-tier foreign subsidiaries of RTFL; interest at Bank of America’s prime rate plus 0.50% or Eurodollar rate adjusted for maximum reserves; $28.0 million available under the revolving credit facility as of September 29, 2007; term loan subject to quarterly interest and principal payments of 0.25% of original principal balance with the last payment due November 3, 2013; interest rate of 7.68% and 7.87% at September 29, 2007 and December 31, 2006, respectively

	$423,363	$349,125
$200.0 million senior subordinated notes payable to institutional investors; interest at 11.75%; interest payable semi-annually on May 15 and November 15 of each year through November 15, 2014; effectively and contractually subordinated to the $400.0 million Senior Credit Facility	200,000	200,000
$2.9 million revolving credit facilities at various European Banks; collateralized by certain of Cefar’s assets, interest rates ranging from 3.5% to 4.7% and 4.0% to 6.6% at September 29, 2007 and December 31, 2006, respectively; interest added to outstanding balance quarterly; $0.1 million available under the credit facilities as of September 29, 2007	2,781	2,265
$2.7 million term loans from various European banks; collateralized by certain of Cefar’s assets, interest rates based on various floating market rates; principal and interest payments due quarterly through February 2013; interest rates ranging from 3.5% to 4.9% and 3.5% to 4.9% at September 29, 2007 and December 31, 2006, respectively	1,890	2,037
Note payable to a corporation, which is principally owned by an employee of the Company, in connection with the acquisition of Rehab Med+Equip by Empi in 2002; balance due July 2008; interest at higher of 5% or prime on the first business day of each calendar quarter; interest rate of 8.25% at September 29, 2007 and December 31, 2006	469	469
Capital lease obligations, collateralized by related equipment	649	646
	629,152	554,542
Less – current portion	(7,965)	(6,505)
Long-term debt and capital leases, net of current portion	$621,187	$548,037

Senior Secured Credit Facility

In connection with the Merger, RTFL and Holdings (“co-issuers”) entered into the Senior Credit Facility with Banc of America Securities LLC and Credit Suisse Securities (USA) LLC. The Senior Credit Facility provides senior secured financing of $400.0 million, consisting of a $50.0 million revolving credit facility and a $350.0 million term loan facility. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Credit Facility, of which $55.0 million was drawn on July 2, 2007 to fund the Saunders Acquisition and converted to a term loan as discussed below. During the third quarter of 2007, we also drew $22.0 million from our revolving credit facility to fund the IOMED acquisition.

During the third quarter of 2007, RTFL entered into two amendments to the Senior Credit Facility. The first amendment is a technical amendment intended to clarify certain portions of the Senior Credit Facility related to financial statement reporting requirements and to covenant compliance reporting requirements. The second amendment is an incremental term loan amendment to borrow an additional $55.0 million term loan under the Senior Credit Facility. RTFL borrowed the funds on July 2, 2007 in connection with the Saunders Acquisition. Of the total proceeds received, approximately $40.5 million was used to fund the Saunders Acquisition and related expenses, $12.5 million was used to pay off the outstanding balance on our revolving credit facility as of June 30, 2007, and the remaining proceeds will be used for general corporate purposes.

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

Covenants. The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness or issue preferred stock, create liens on assets, enter into sale and leaseback transactions, engage in mergers or consolidations, sell assets, pay dividends and other restricted payments, make investments, loans or advances, make capital expenditures, repay subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing our subordinated indebtedness, enter into certain burdensome agreements, change our lines of business and change the status of Holdings as a passive holding company. In addition, the Senior Credit Facility requires us to maintain a consolidated total debt to Adjusted EBITDA ratio (or total leverage ratio) starting at a maximum of 8.00:1 and stepping down over time to 4.75:1 by the end of 2013 and an Adjusted EBITDA to consolidated interest expense ratio (or interest coverage ratio) starting at a minimum of 1.25:1 and stepping up over time to 1.80:1 by the end of 2013. As of the twelve month period ending September 29, 2007, our total leverage and interest coverage ratios were 7.48:1 and 1.53:1, respectively. As of September 29, 2007, we were in compliance with all of these covenants.

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

The market value of the 11.75% Notes is approximately $190.0 million as of September 29, 2007. This was determined using factors that included recent trade prices on fixed rate notes, prevailing interest rates and the variable rate feature of our Senior Credit Facility.

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

Covenants. The Indenture contains a number of covenants that restrict our ability, and the ability of our restricted subsidiaries, to incur additional debt or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2007, we were in compliance with all applicable covenants. Based upon our adjusted EBITDA (as defined in the Indenture) to fixed charges ratio at September 29, 2007, our ability to incur additional debt and make restricted payments is restricted, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50.0 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that become restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of Total Assets (as defined in the Indenture) provided that the adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

9. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

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

Summary of Plan – Post-Merger

After the Merger, the compensation committee of the board of directors of RTI adopted a new 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers. The total number of shares that may be issued under the 2006 Plan is 2,500,000 subject to adjustment in certain events. The exercise price of stock options granted under the 2006 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2006 Plan. The pool of shares available under the 2006 Plan may be increased in the event of acquisitions. In addition, RTI also adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2006 Plan. Under the Form Option Agreement, certain stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with the Company (“service” tranche). Other stock options will vest over a specified performance period from the grant date upon the achievement of pre-determined performance targets over time (“performance” tranche), while others vest based upon achieving a pre-determined performance target calculated using Blackstone’s internal rate of return on it’s investment in RTI (“market condition” tranche), as defined in the Form Option Agreement. The Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with the Company. RTFL recorded non-cash compensation expense of approximately $0.5 million and $1.5 million in the condensed consolidated statement of operations for the three and nine month periods ended September 29, 2007 associated with the service and market condition stock option tranches under the 2006 Plan. No amounts have been recorded for the performance condition stock option tranches as achievement of the performance criteria is not deemed probable.

Summary of Plans – Pre-Merger

Prior to the Merger, RTI had a number of stock option plans. All options granted under these plans were exercisable for shares of common stock in RTI. The stock options granted under these plans were granted at fair value on the date of grant, vested ratably over a predefined period and expired no more than ten years from the date of grant. With the exception of certain options held by executive officers, outstanding options to purchase common stock of RTI which were vested or which by its terms would have become vested at the effective time of the Merger, were cancelled in exchange for the right to receive, for each share of common stock of RTI issuable upon exercise of such option, cash in the amount equal to the excess, if any, of $16.46 ($6.55 before giving effect to the share adjustments) over the exercise price per share of any such options, multiplied by the number of shares of common stock for which such option was exercisable immediately prior to the effective time of the Merger. RTI recorded non-cash compensation expense of approximately $1.0 million and $3.0 million in the Predecessor financial statements for the three and nine month periods ended September 30, 2006.

Summary of Assumptions and Activity

The calculated fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value, expected volatilities used by RTI in 2006 prior to the Merger were based on the historical volatility of the underlying common stock, and other factors such as implied volatility of traded options. Expected volatility used by RTFL subsequent to the Merger is based on the historical volatility of RTI’s common stock, and other factors such as implied volatility of traded options of a comparable peer group. In periods prior to January 1, 2006, volatility was estimated based upon historical volatility of RTI common stock. The change in determining the expected volatility assumption in periods subsequent to January 1, 2006 was based in part upon the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level defined as management or non-management. The risk-free rate used to calculate the fair value of the market condition stock option tranche is based on the contractual life of the option, whereas the risk- free rate used in calculating the fair value of the rollover stock options, service and performance stock option tranches is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The key assumptions used in determining fair value of share based payment awards for the Successor nine month period ended September 29, 2007 and for the Predecessor nine month period ended September 30, 2006 were as follows:

	Nine Months Ended
	Successor	Predecessor
	September 29, 2007	September 30, 2006
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	56.0 – 60.0%	61.0%
Risk-free interest rate	4.6 - 4.7%	4.8%
Expected option life	5.2 – 7.1 years	4.5 – 5.6 years

A summary of stock option activity during the Successor nine month period ended September 29, 2007, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	3,044,650	$15.34
Granted	242,500	16.46
Exercised	—	—
Cancelled	(210,238)	16.17
Balance at September 29, 2007	3,076,912	$15.37	8.8	$3,440,534
Exercisable at September 29, 2007	778,600	$12.15	7.8	$3,440,534

The weighted average grant date calculated fair value of stock options granted during the Successor three and nine month periods ended September 29, 2007 was $9.12 and $9.17, respectively. The weighted average grant date calculated fair value of stock options granted during the Predecessor nine month period ended September 30, 2006 was $9.25. There were no options granted during the three months ended September 30, 2006. The total intrinsic value of options exercised during the Predecessor three and nine month periods ended September 30, 2006 was approximately $2.4 million and $5.1 million, respectively. Upon the exercise of options, we issue new common stock from our authorized shares. There were no stock option exercises during the Successor three and nine month periods ended September 29, 2007.

Total unrecognized stock-based compensation expense related to nonvested stock options, net of expected forfeitures, was approximately $16.0 million as of September 29, 2007. We anticipate this expense to be recognized over a weighted average period of approximately 4.2 years. However, compensation expense associated with performance based options will be recognized only to the extent achievement of certain performance targets are deemed probable.

The following table summarizes the effect of adopting SFAS 123(R) for the three and nine month periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock-based compensation expense recognized:
Cost of sales	$12	$18	$36	$56
Selling, general and administrative	513	982	1,482	2,897
Research and development	5	18	16	53
Total	530	1,018	1,534	3,006
Related deferred income tax benefit	(207)	(95)	(599)	(323)
Increase (decrease) in net income (loss)	$323	$923	$935	$2,683

Restricted Stock

On March 13, 2007, we granted 15,189 shares of restricted stock awards to an executive officer pursuant to the terms of a restricted stock agreement. The shares are subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. The calculated fair value of the stock awards, which approximated $250,000, was determined using the fair value of RTI’s common stock on the date of grant of $16.46 per share. Compensation expense is recognized on a straight-line basis over the respective vesting period. As of September 29, 2007, there was approximately $180,000 of total unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.1 years.

10. SEGMENT AND GEOGRAPHIC INFORMATION

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

Information regarding our reportable business segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales:
Orthopedic Rehabilitation Division	$92,774	$77,681	$272,288	$229,799
Surgical Implant Division	15,657	15,230	49,103	45,939
Total	$108,431	$92,911	$321,391	$275,738

Gross margin:
Orthopedic Rehabilitation Division	$54,332	$46,494	$156,037	$132,650
Surgical Implant Division	11,940	11,093	34,323	34,793
Total	$66,272	$57,587	$190,360	$167,443

We allocate resources and evaluate the performance of our segments based on gross margin and therefore have not disclosed certain other items, such as depreciation, operating income, interest and income taxes as permitted by SFAS 131.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales*:
United States	$81,315	$74,087	$234,593	$217,567
Germany	9,398	7,740	28,766	24,080
Other Europe, Middle East, and Africa	13,866	7,416	46,225	24,686
Asia Pacific	1,927	2,297	5,250	6,456
Other	1,925	1,371	6,557	2,949
Total	$108,431	$92,911	$321,391	$275,738

* Net sales are attributed to countries based on location of customer.

Following are our long-lived assets by geographic area as of September 29, 2007 and December 31, 2006 (in thousands):

	September 29, 2007	December 31, 2006
United States	$807,537	$751,914
Europe and other	105,266	103,911
	$912,803	$855,825

11. INCOME TAXES

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. We recorded approximately $6.0 million and $13.9 million of income tax benefit on a pre-tax loss of approximately $11.8 million and $38.8 million for the Successor three and nine month periods ended September 29, 2007, respectively. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings. During the three months ended September 29, 2007, we recorded an approximate $1.3 million income tax benefit relating to a change in the enacted tax rate in Germany associated with a corresponding reduction in the net deferred tax liabilities recorded in Germany.

During the Predecessor three and nine month periods ended September 30, 2006, we recorded approximately $1.8 million and $3.2 million of income tax expense, respectively, on a pre-tax income of approximately $2.7 million and $1.4 million, respectively, due to the recording, in connection with the Compex acquisition, of approximately $4.0 million of in-process research and development (“IPR&D”) costs, which are not deductible for tax purposes, and to non-deductible stock based compensation expense.

12. RESTRUCTURING AND RELATED CHARGES

Starting in the second quarter of 2006 and continuing through September 29, 2007, we have implemented certain restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related to the integration of businesses we have acquired. To date, our restructuring efforts have primarily related to the integration of Compex, which was acquired on February 24, 2006, and the integration of our Cefar-Compex S.A. operations following the acquisition of Cefar on November 7, 2006. During 2006, our restructuring activities included the divestiture of the Compex U.S. consumer product line, the closing of the Compex billing operations located in Tampa, Florida, and the integration of those operations into our existing operations in Minnesota, and the closure and sale of the Compex corporate headquarters located in New Brighton, Minnesota. During 2007, we initiated restructuring initiatives to centralize certain research and development activities and reorganize certain sales and administrative functions in our Cefar-Compex S.A. European operations. Included in our restructuring reserve as of September 29, 2007 is approximately $0.4 million related to estimated severance and facility exit costs. In connection with the IOMED and Saunders Acquisitions, certain employees will be terminated and as a result, we will incur involuntary termination costs in the amount of approximately $1.2 million and $0.3 million, respectively, of which approximately $0.3 million and $0.2 million, respectively, has been accrued in our unaudited condensed consolidated balance sheet as of September 29, 2007. In certain cases, estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in Emerging Issues Task Force Issue Number 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). As not all of our restructuring costs meet the accrual requirements of EITF 95-3, we expense certain severance and other costs as incurred. Our restructuring activities are ongoing and are expected to be completed over the course of 2007.

A summary of the activity relating to the restructuring for the Successor three and nine month periods ended September 29, 2007 is as follows (in thousands):

	Lease Termination Costs	Severance	Total
Balance at January 1, 2007	$346	$1,389	$1,735
Expensed during period	—	155	155
Payments made during period	(346)	(1,025)	(1,371)
Balance at March 31, 2007	—	519	519
Expensed during period	—	—	—
Adjustments to goodwill	394	267	661
Payments made during period	—	(175)	(175)
Balance at June 30, 2007	394	611	1,005
Expensed during period	—	278	278
Adjustments to goodwill	—	202	202
Payments made during period	—	(324)	(324)
Foreign currency translation	21	(7)	14
Balance at September 29, 2007	$415	$760	1,175

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

For accounting purposes, the operating results of the U.S. Consumer product line have been classified as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented.

Discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$—	$31	$—	$4,009
Income (loss) from operations	—	(141)	48	(997)

Income (loss) before income taxes from discontinued operations	—	(141)	48	(997)
Income tax provision (benefit)	—	22	20	(390)
Income (loss) from discontinued operations	$—	$(163)	$28	$(607)

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

The Texas Action is still in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit. The Texas Action complaint alleges that RTI’s directors breached their fiduciary duties by, inter alias, agreeing to an allegedly inadequate acquisition price in connection with the Merger. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Merger, rescissory damages and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests. In connection with audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes, the U.S. Food and Drug Administration (the “FDA”) has informed us that they believe that certain discrete processes related to our Surgical Implant Division did not conform with Current Good Manufacturing Practices (“CGMP”). We have been working with the FDA to resolve all outstanding issues they have identified in the past as a result of their audits regarding Quality System Regulations (“QSR”) and CGMP compliance. These issues have not caused any material adverse effect on us to date and we do not believe the resolution of these issues will have a material adverse effect on us in the future. However, if the FDA does not agree with us with respect to the resolution of these issues, our financial position and results of operations could be materially impacted.

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance up to a limit of $20.0 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially and cause our stock price to fall. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. As of September 29, 2007 and December 31, 2006, we have accrued approximately $1.7 million and $2.3 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain claims.

On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs for approximately $15.7 million.  The acquisition consideration is subject to adjustment based upon the final balance sheet as of the closing date, which remains the subject of a dispute between the former OTI shareholders and us. We do not anticipate the resolution of the dispute will have a material impact on our financial position or results of operations. In 2006 the parties concluded an arbitration that resulted in an award of approximately $326,000 to ReAble to reflect a lower inventory value at the date of closing than was originally determined by OTI. We were involved in the defense of a patent infringement claim against us and OTI, which was settled with a payment of $400,000 to the counterparty in 2006. We are also in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made under the Asset Purchase Agreement that governs the OTI acquisition (the “OTI APA”). This dispute is currently the subject of litigation in which each party has asserted certain claims, including our claim for indemnification from the approximately $1.4 million escrow fund that was established pursuant to the OTI APA specifically for the purpose of funding indemnification claims. We have reflected the costs that we have incurred to date related to litigation for which we believe we are entitled to indemnification as an account receivable. At September 29, 2007, the receivable approximated $1.6 million.

15. RELATED PARTY TRANSACTIONS

In connection with the Merger, Blackstone Management Partners V L.L.C. (“BMP”) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to $3.0 million payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of RTI, a sale of all or substantially all of RTI’s assets or an initial public offering of common stock of RTI or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as RTI and BMP may mutually determine. RTI will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. During the nine month period ended September 29, 2007, we recorded approximately $2.3 million related to the monitoring fee, which has been recorded as a component of selling, general and administrative expense.

16. DERIVATIVE INSTRUMENTS

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations and are not used for speculative purposes. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.

The Senior Credit Facility is subject to a floating interest rate. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. This reduces the effect of rising interest rates, thereby making interest expense more predictable. As of September 29, 2007, we had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, RTI paid a fixed rate of 5.17% and received a variable rate equal to the current three month LIBOR rate.

The fair value of our interest rate swap agreements recorded on the balance sheet as of September 29, 2007 was approximately $2.7 million and is recorded in other non-current liabilities. We believe our interest rate swaps are highly effective. Derivative gains and losses on cash flow hedges that qualify as accounting hedges are reported as accumulated other comprehensive income net of tax, until such time as they are reported in income along with the hedged item. We recognized derivative net gains of approximately $80,000 and $210,000 in interest expense along with the hedged item during the three and nine month periods ended September 29, 2007.

17. DJO MERGER

On July 15, 2007, RTFL and Reaction Acquisition Merger Sub (“Reaction Merger Sub”), a wholly-owned subsidiary of RTFL, entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO, Inc. (“DJO”) pursuant to which Reaction Merger Sub will be merged with and into DJO, with DJO continuing as the surviving corporation and becoming a wholly owned subsidiary of RTFL. RTFL is controlled by affiliates of Blackstone. As a result of the DJO merger:

•              each issued and outstanding share of common stock of DJO, including shares to be issued immediately prior to the Merger under DJO’s Stock Purchase Plan, will generally be cancelled and converted into the right to receive $50.25 in cash (the “per share merger consideration”), without interest and less any applicable withholding taxes; and

•              each outstanding option to purchase common stock under DJO’s stock option plans, whether vested or unvested, except for options held by certain members of DJO management which will be rolled over in the transactions, will be cancelled and entitle the holder to receive a cash payment equal to the excess, if any, of the per share merger consideration over the per share exercise price of the applicable stock option, multiplied by the number of shares subject to the stock option, less any applicable taxes required to be withheld.

In connection with the DJO merger, investment funds affiliated with Blackstone will provide equity financing in the aggregate amount of up to $423.7 million. Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC have committed to provide the debt financing needed to complete the transaction.

In connection with the DJO merger, we intend to:

•              enter into new senior secured credit facilities, consisting of a $1,055.0 million six and a half-year term loan facility and a $100.0 million six-year revolving credit facility;

•              issue $575.0 million aggregate principal amount of senior notes;

•              repay all amounts outstanding under our existing Senior Credit Facility;

•              repay certain outstanding indebtedness of DJO at the time of closing of the DJO merger;

•              pay fees and expenses associated with the DJO merger and concurrent debt offerings estimated to be approximately $80 million.

Closing of the transaction is subject to conditions customary in a transaction of this type. Each DJO and RTFL has agreed to pay a termination fee if the DJO Merger Agreement is terminated under certain circumstances as set forth in the DJO Merger Agreement.  We currently expect to close the transaction in the fourth quarter of 2007.

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

The following tables present the financial position, results of operations and cash flows of RTFL, the Guarantors, the Non-Guarantors and Eliminations as of September 29, 2007 and December 31, 2006 and for the three and nine month periods ended September 29, 2007. In addition, the following tables present the results of operations and cash flows of RTI, the Guarantors, the Non-Guarantors, and Eliminations for the three and nine month periods ended September 30, 2006. The Guarantors in the tables relating to the Predecessor period include Encore Medical IHC, Inc. (“EMIHC”), a previously wholly owned direct subsidiary of RTFL which was liquidated on December 31, 2006. EMIHC was the borrower under our old senior secured credit facility which was fully repaid in connection with the Merger and the issuer of the 9.75% Notes, which were repurchased pursuant to a tender offer in connection with the Merger.

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets

As of September 29, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28	$21,892	$9,885	$—	$31,805
Accounts receivable, net	—	68,146	19,534	—	87,680
Inventories, net	—	56,928	10,201	(400)	66,729
Deferred tax assets	—	19,593	3,215	(146)	22,662
Prepaid expenses and other current assets	309	5,470	1,382	—	7,161
Assets of discontinued operations	—	—	—	—	—
Total current assets	337	172,029	44,217	(546)	216,037
Property and equipment, net	—	38,286	8,039	(1,872)	44,453
Goodwill	—	454,615	62,455	—	517,070
Intangible assets, net	—	295,691	35,701	—	331,392
Investment in subsidiaries	590,621	23,352	51,479	(665,452)	—
Intercompany receivable	344,126	—	—	(344,126)	—
Other non-current assets	18,427	518	943	—	19,888
Total assets	$953,511	$984,491	$202,834	$(1,011,996)	$1,128,840
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Long-term debt and capital leases, current portion	$4,050	$751	$3,164	$—	$7,965
Accounts payable	234	19,221	5,679	—	25,134
Accrued expenses	13,727	21,822	13,185	—	48,734
Total current liabilities	18,011	41,794	22,028	—	81,833
Long-term debt and capital leases, net of current portion	619,313	350	1,524	—	621,187
Deferred tax liabilities	—	95,381	7,174	—	102,555
Intercompany payable	—	251,470	92,656	(344,126)	—
Other non-current liabilities	2,664	6,057	—	—	8,721
Total liabilities	639,988	395,052	123,382	(344,126)	814,296
Minority interests	—	—	1,021	—	1,021
Membership equity	313,523	589,439	78,431	(667,870)	313,523
Total liabilities, minority interests and membership equity	$953,511	$984,491	$202,834	$(1,011,996)	$1,128,840

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

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Successor Three Month Period Ended September 29, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$87,331	$22,473	$(1,373)	$108,431
Cost of sales	—	32,741	10,750	(1,332)	42,159
Gross margin	—	54,590	11,723	(41)	66,272
Operating expenses:
Selling, general and administrative	—	48,686	10,414	—	59,100
Research and development	—	3,279	1,093	—	4,372
Operating income	—	2,625	216	(41)	2,800
Other income (expense):
Interest income	3,936	1,149	58	(4,899)	244
Interest expense	(15,038)	(4,023)	(890)	4,899	(15,052)
Other income (expense), net	5,163	72	132	(5,163)	204
Loss from continuing operations before income taxes and minority interests	(5,939)	(177)	(484)	(5,204)	(11,804)
Provision (benefit) for income taxes	—	(6,467)	489	—	(5,978)
Minority interests	—	—	113	—	113
Net income (loss)	$(5,939)	$6,290	$(1,086)	$(5,204)	$(5,939)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Successor Nine Month Period Ended September 29, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$255,007	$70,083	$(3,699)	$321,391
Cost of sales	—	101,324	33,403	(3,696)	131,031
Gross margin	—	153,683	36,680	(3)	190,360
Operating expenses:
Selling, general and administrative	—	142,502	32,302	—	174,804
Research and development	—	9,037	3,076	—	12,113
Operating income	—	2,144	1,302	(3)	3,443
Other income (expense):
Interest income	11,810	3,893	192	(15,224)	671
Interest expense	(42,968)	(12,375)	(3,006)	15,224	(43,125)
Other income (expense), net	6,054	43	191	(6,054)	234
Loss from continuing operations before income taxes and minority interests	(25,104)	(6,295)	(1,321)	(6,057)	(38,777)
Provision (benefit) for income taxes	—	(14,941)	1,018	—	(13,923)
Minority interests	—	—	278	—	278
Income (loss) from continuing operations	(25,104)	8,646	(2,617)	(6,057)	(25,132)
Discontinued operations:
Income from discontinued operations, net of tax	—	28	—	—	28
Net income (loss)	$(25,104)	$8,674	$(2,617)	$(6,057)	$(25,104)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Predecessor Three Month Period Ended September 30, 2006

(in thousands)

	RTI	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$80,077	$13,803	$(969)	$92,911
Cost of sales	—	30,122	6,352	(1,150)	35,324
Gross margin	—	49,955	7,451	181	57,587
Operating expenses:
Selling, general and administrative	(4)	37,472	6,657	—	44,125
Research and development	—	2,513	392	—	2,905
Operating income	4	9,970	402	181	10,557
Other income (expense):
Interest income	—	3,918	19	(3,776)	161
Interest expense	—	(11,764)	(40)	3,776	(8,028)
Other income (expense), net	2,417	6,913	(272)	(9,031)	27
Income from continuing operations before income taxes and minority interests	2,421	9,037	109	(8,850)	2,717
Provision for income taxes	—	1,626	74	75	1,775
Minority interests	—	—	25	—	25
Income from continuing operations	2,421	7,411	10	(8,925)	917
Discontinued operations:
Loss from discontinued operations, net of tax	—	(163)	—	—	(163)
Net income	$2,421	$7,248	$10	$(8,925)	$754

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Predecessor Nine Month Period Ended September 30, 2006

(in thousands)

	RTI	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$235,281	$43,829	$(3,372)	$275,738
Cost of sales	—	92,438	19,394	(3,537)	108,295
Gross margin	—	142,843	24,435	165	167,443
Operating expenses:
Selling, general and administrative	32	109,251	20,632	—	129,915
Research and development	—	10,005	3,037	—	13,042
Operating income (loss)	(32)	23,587	766	165	24,486
Other income (expense):
Interest income	—	11,678	50	(11,328)	400
Interest expense	—	(34,746)	(90)	11,328	(23,508)
Other income (expense), net	(2,549)	10,447	(923)	(6,990)	(15)
Income (loss) from continuing operations before income taxes and minority interests	(2,581)	10,966	(197)	(6,825)	1,363
Provision for income taxes	—	2,279	836	59	3,174
Minority interests	—	—	137	—	137
Income (loss) from continuing operations	(2,581)	8,687	(1,170)	(6,884)	(1,948)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(607)	—	—	(607)
Net income (loss)	$(2,581)	$8,080	$(1,170)	$(6,884)	$(2,555)

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows

For the Successor Nine Month Period Ended September 29, 2007

(in thousands)

	RTFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(25,104)	$8,674	$(2,617)	$(6,057)	$(25,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	7,442	2,677	(533)	9,586
Amortization of intangibles	—	18,234	2,086	—	20,320
Amortization of debt issuance costs	2,866	—	—	—	2,866
Stock-based compensation	—	1,534	—	—	1,534
Loss on disposal of assets	—	121	410	(113)	418
Deferred income taxes	—	(15,070)	(1,055)	—	(16,125)
Non-cash income from subsidiaries	(6,053)	—	—	6,053	—
Provision for bad debt expense and sales returns	—	5,713	303	—	6,016
Inventory reserves	—	756	69	—	825
Minority interests	—	—	278	—	278
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(14,067)	(202)	—	(14,269)
Inventories	—	522	1,369	180	2,071
Prepaid expenses, other assets and liabilities	(208)	(2,352)	(828)	—	(3,388)
Accounts payable and accrued expenses	6,049	6,392	(1,033)	—	11,408
Net cash provided by (used in) operating activities	(22,450)	18,260	1,457	(470)	(3,203)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(64,010)	(391)	—	(64,401)
Proceeds from sale of assets held for sale	—	4,500	65	—	4,565
Purchases of property and equipment	—	(7,752)	(2,401)	470	(9,683)
Net cash used in investing activities	—	(67,262)	(2,727)	470	(69,519)
FINANCING ACTIVITIES:
Intercompany	(50,642)	48,240	2,402	—	—
Payments on long-term obligations	(15,263)	(307)	66	—	(15,504)
Proceeds from long-term obligations	89,500	294	34	—	89,828
Payment of debt issuance costs	(1,129)	—	—	—	(1,129)
Excess tax benefit associated with stock option exercises	—	17	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)
Net cash provided by financing activities	22,466	48,244	2,276	—	72,986
Effect of exchange rate on cash and cash equivalents	—	—	638	—	638
Net increase (decrease) in cash and cash equivalents	16	(758)	1,644	—	902
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903
Cash and cash equivalents at end of period	$28	$21,892	$9,885	$—	$31,805

ReAble Therapeutics Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows

For the Predecessor Nine Month Period Ended September 30, 2006

(in thousands)

	RTI	Guarantors	Non - Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(2,581)	$8,080	$(1,170)	$(6,884)	$(2,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	5,767	2,471	(390)	7,848
Amortization of intangibles	—	3,652	1,643	—	5,295
Amortization of debt issuance costs	—	1,594	—	—	1,594
Non-cash interest expense	—	82	—	—	82
Stock-based compensation	—	3,006	—	—	3,006
Loss on disposal of assets	—	315	302	(244)	373
Deferred income taxes	8	(4,932)	(661)	59	(5,526)
Non-cash income from subsidiaries	2,549	(9,353)	—	6,804	—
Provision for bad debt expense and sales returns	—	5,720	144	—	5,864
Inventory reserves	—	3,309	145	—	3,454
Minority interests	—	—	137	—	137
Excess tax benefit associated with stock option exercises	—	(1,340)	—	—	(1,340)
In-process research and development	—	2,213	1,684	—	3,897
Net effect of discontinued operations	—	985	—	—	985
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(3,479)	2,756	—	(723)
Inventories	—	(8,976)	136	196	(8,644)
Prepaid expenses, other assets and liabilities	3,424	(342)	(326)	—	2,756
Accounts payable and accrued expenses	950	5,008	(3,171)	—	2,787
Net cash provided by operating activities	4,350	11,309	4,090	(459)	19,290
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,792)	—	—	(1,792)
Acquisition of intangible assets	—	(110)	(134)	—	(244)
Proceeds from sale of assets	—	64	—	—	64
Purchases of property and equipment	—	(9,371)	(2,111)	459	(11,023)
Net cash used in investing activities	—	(11,209)	(2,245)	459	(12,995)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,920	2	—	—	4,922
Intercompany	(9,303)	4,521	4,782	—	—
Proceeds from long-term obligations	—	25,300	—	—	25,300
Payments on long-term obligations	—	(20,762)	(3,366)	—	(24,128)
Payment of debt issuance costs	—	(10)	—	—	(10)
Excess tax benefit associated with stock option exercises	—	1,340	—	—	1,340
Net cash provided by (used in) financing activities	(4,383)	10,391	1,416	—	7,424
Effect of exchange rate on cash and cash equivalents	—	—	458	—	458
Net increase (decrease) in cash and cash equivalents	(33)	10,491	3,719	—	14,177
Cash and cash equivalents at beginning of period	308	13,588	3,304	—	17,200
Cash and cash equivalents at end of period	$275	$24,079	$7,023	$—	$31,377

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes to those financial statements included elsewhere in this quarterly report on Form 10-Q and in conjunction with our Form S-4 which was declared effective on May 1, 2007 with the Securities and Exchange Commission.

For purposes of this section, the terms “we”, “us”, or the “Company” refer to RTI (as defined below) and its subsidiaries for the period prior to the consummation of the Merger and RTFL (as defined below) and its subsidiaries for the period after the consummation of the Merger.

Overview of Business

We are a diversified rehabilitation and orthopedic device company that develops, manufactures and distributes a comprehensive range of high-quality medical devices used by physicians, therapists, athletic trainers, orthopedic surgeons, and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events, and sports-related injuries. Through our Orthopedic Rehabilitation Division, we are a leading distributor of electrical stimulation and other orthopedic products used for pain management, orthopedic rehabilitation, physical therapy, fitness and sports performance enhancement. Our Surgical Implant Division offers a comprehensive suite of reconstructive joint products.

•             Orthopedic Rehabilitation Division. We market our orthopedic rehabilitation products through two brands in the United States: Chattanooga Group and Empi; and three brands in Europe: Compex, Cefar and Ormed. These products are non-invasive medical devices that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone and to protect against injury, such as at-home and clinical electrotherapy, continuous passive motion devices (“CPM”) used to treat pain and restore muscle function, physical therapy tables, home and clinical traction products, iontophoretic devices and chiropractic treatment tables used to treat joint and spine conditions. Our Orthopedic Rehabilitation Division accounted for approximately 85.6% and 84.7% of our net sales, as well as 82.0% and 82.0% of our gross profit, for the three and nine month periods ended September 29, 2007, respectively.

•             Surgical Implant Division. Our Surgical Implant Division develops, manufactures and markets a wide variety of products that serve the orthopedic reconstructive joint implant market. These products include knee, hip and shoulder reconstructive products, along with the instruments used by surgeons to perform orthopedic reconstructive surgery. Our Surgical Implant Division accounted for approximately 14.4% and 15.3% of our net sales, as well as 18.0% and 18.0% of our gross profit, for the three and nine month periods ended September 29, 2007, respectively.

Our two divisions enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These two divisions constitute our two reportable segments. See Note 10 to our unaudited condensed consolidated financial statements for further information regarding our reportable business segments.

We are subject to regulation by the FDA with respect to sales of our products in the United States, and we must, in many cases, obtain FDA authorization to market our products before they can be sold in the United States. Additionally, we are subject to similar regulations in many of the foreign countries in which we sell our products.

The nature of our business requires significant allocation of resources to investment in accounts receivable, inventory, new product development and debt servicing. We have a diverse group of customers to whom we sell our products. In order to collect our revenues, we employ a variety of processes tailored to meet the needs of our customers. In addition, our customers expect us to maintain sufficient inventory on hand at all times to meet their needs. Many of our domestic customers require consignment product to be placed at or near their respective locations. Our remaining customers across all product lines demand short delivery schedules for their orders. Finally, we place an emphasis on our research and development efforts for the development of new products.

The Merger

On November 3, 2006 an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”) acquired all of the outstanding shares of capital stock of ReAble Therapeutics, Inc. (“RTI”) in a merger transaction (the “Merger”). See Note 3 to our unaudited condensed consolidated financial statements for further information regarding the Merger. RTI is the parent company of ReAble Therapeutics Holdings, LLC (“Holdings”), ReAble Therapeutics Finance LLC (“RTFL”) and ReAble Therapeutics Finance Corporation (“Finco”). RTFL, directly or indirectly through its subsidiaries, owns all of the operating assets owned by RTI prior to the Merger. The total purchase price for the Merger was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock and options to purchase shares of common stock of RTI, $7.2 million related to the fair value of the management rollover options that continued to remain as outstanding shares to purchase RTI common stock after the Merger, and $39.5 million in direct acquisition costs. The Merger was financed through a combination of equity contributed by Blackstone, cash on hand of RTI, borrowings under the Senior Credit Facility, and proceeds from the newly issued 11.75% Notes. Upon the closing of the Merger, shares of RTI’s common stock ceased to be traded on the NASDAQ Global Market.

The Merger was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”. In addition, the fair value basis of the acquired assets and assumed liabilities was “pushed down” to the financial statements of RTI, and ultimately to the condensed consolidated financial statements of RTFL. The condensed consolidated statements of operations and cash flows of RTI are presented for the three and nine month periods ended September 30, 2006 (the “Predecessor financial statements”), and the condensed consolidated financial statements of RTFL are presented for the three and nine month periods ended September 29, 2007 (the “Successor financial statements”). The Predecessor and Successor periods have been prepared using a different basis of presentation due to the application of purchase accounting. Finco and Holdings did not have any operations during the nine month period ended September 29, 2007 and did not exist prior to the Merger.

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

Recent Acquisitions

On August 9, 2007, a subsidiary of RTFL acquired IOMED, Inc. (“IOMED”), a leader in developing, manufacturing and marketing active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. Under the terms of the merger agreement dated May 17, 2007, IOMED was merged with Spartan Acquisition Corp., a newly formed subsidiary of RTFL (the “IOMED Merger”). The purchase price of $22.5 million consisted of $21.1 million in cash payments to former equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the IOMED Merger, and $0.6 million in direct acquisition costs. The acquisition was primarily financed with $22.0 million of borrowed funds under our revolving credit facility.

On July 2, 2007, a subsidiary of RTFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.5 million, including $0.5 million of acquisition costs (the “Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and exercise equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our Senior Credit Facility.

On November 7, 2006, we acquired all of the issued and outstanding shares of Cefar, a leading European provider of electrotherapy and rehabilitation devices. Cefar markets electrotherapy devices used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), for electroacupuncture, and for other rehabilitation activities. We are integrating the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrical stimulation across Europe and internationally while continuing to sell products under both the Cefar and Compex brands. The purchase price for Cefar of $23.2 million was comprised of $12.4 million in cash, issuance of shares of RTI’s common stock valued at $9.5 million, and payment of approximately $1.3 million in acquisition costs. The cash portion of the acquisition was funded with $10.0 million of term loan borrowings under the Senior Credit Facility and cash on hand.

On February 24, 2006, we completed the acquisition of Compex. Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The purchase price of approximately $102.9 million included shares of RTI’s common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase shares of RTI’s common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs. We also borrowed approximately $25.3 million under our $200.0 million Senior Credit Facility to a syndicate of financial institutions originally due on 2010 but which was repaid in full in conjunction with the Merger and used $17.3 million for repayment of Compex’s existing debt with the balance used for working capital.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.9	38.0	40.8	39.3
Gross margin	61.1	62.0	59.2	60.7
Operating expenses:
Selling, general and administrative	54.5	47.5	54.4	47.1
Research and development	4.0	3.1	3.7	4.7
Operating income	2.6	11.4	1.1	8.9
Other income (expense):
Interest income	0.2	0.2	0.2	0.1
Interest expense	(13.9)	(8.6)	(13.4)	(8.5)
Other income (expense), net	0.2	0.0	0.0	0.0
Income (loss) from continuing operations before income tax and minority interests	(10.9)	3.0	(12.1)	0.5
Provision (benefit) for income taxes	(5.5)	1.9	(4.3)	1.2
Minority interests	0.1	0.0	0.0	0.0
Income (loss) from continuing operations	(5.5)	1.1	(7.8)	(0.7)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.0	(0.2)	0.0	(0.2)
Net income (loss)	(5.5)%	0.9%	(7.8)%	(0.9)%

Three Months Ended September 29, 2007, compared to Three Months Ended September 30, 2006

Net Sales. Our net sales for the three month period ended September 29, 2007 were $108.4 million, representing an increase of 16.7% over net sales of $92.9 million for the three month period ended September 30, 2006, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Sales in our Orthopedic Rehabilitation Division and our overall net sales benefited from sales of products we acquired in connection with the acquisitions of Cefar, Saunders and IOMED. During the three month period ended September 29, 2007, our net sales benefited from three months of revenue contribution from our Cefar and Saunders acquisitions and two months of revenue from the acquisition of IOMED (see Note 4).

The following table sets forth the geographic mix of our net sales for the three month period ended September 29, 2007 compared to the three month period ended September 30, 2006:

	Domestic			International			Total
	Successor	Predecessor	%	Successor	Predecessor	%	Successor	Predecessor	%
(In thousands, except %)	2007	2006	Growth	2007	2006	Growth	2007	2006	Growth
Orthopedic Rehabilitation Division	$67,682	$61,433	10.2%	$25,092	$16,248	54.4%	$92,774	$77,681	19.4%
Surgical Implant Division	13,633	12,654	7.7%	2,024	2,576	(21.4)%	15,657	15,230	2.8%
Total	$81,315	$74,087	9.8%	$27,116	$18,824	44.1%	$108,431	$92,911	16.7%

Net sales in our Orthopedic Rehabilitation Division of $92.8 million during the three month period ended September 29, 2007 increased 19.4% over net sales of $77.7 million during the three month period ended September 30, 2006, led by continued growth across our rehabilitation product lines and the impact of revenue contribution from our recent acquisitions as discussed above.

Net sales in our Surgical Implant Division increased to $15.7 million from $15.2 million during the three month period ended September 29, 2007, representing a 2.8% increase over the prior year quarter. Domestic Surgical Implant Division net sales for the three months ended September 29, 2007 of $13.6 million increased 7.7% over net sales of $12.7 million for the three months ended September 30, 2006, driven primarily by growth in our shoulder and hip products, and was negatively impacted on a comparative basis by reduced sales from our Cyclone spinal product line, which was sold during the first quarter of 2007. International net sales of $2.0 million for the three months ended September 29, 2007 decreased 21.4% over net sales of $2.6 million during the three month period ended September 30, 2006 due to the impact of stocking orders in the third quarter of 2006 related to the expansion of our international business.

For the three months ended September 29, 2007, sales of new products, which are products that have been on the market less than one year, were $12.6 million compared to new product sales of $5.4 million during the three months ended September 30, 2006. The increase in comparative sales of new products was primarily driven by sales of recently introduced Orthopedic Rehabilitation products.

Gross Margin. Our consolidated gross margin as a percentage of net sales decreased to 61.1% during the three month period ended September 29, 2007 from 62.0% during the three month period ended September 30, 2006. Our Orthopedic Rehabilitation Division gross margin of 58.6% for the three months ended September 29, 2007, compared to a gross margin of 59.9% in the prior year quarter was negatively impacted by a shift in product mix which resulted in an increase in sales of products with lower margins primarily related to growth in our catalogue business. Our Surgical Implant Division gross margin increased to 76.3% during the three months ended September 29, 2007 compared to a gross margin of 72.8% for the three months ended September 30, 2006.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $59.1 million during the three month period ended September 29, 2007 from $44.1 million during the three month period ended September 30, 2006. As a percentage of net sales, selling, general and administrative expense increased to 54.5% from 47.5% in the prior year quarter primarily due to additional expenses associated with the addition of Cefar, Saunders, and IOMED operations, higher commissions due to a combination of increased sales and changes to compensation plans related to ongoing integration, higher intangible amortization expense incurred in connection with the Merger, and higher expenses related to acquisition integration activities.

Research and Development. Our research and development expense increased to $4.4 million during the three month period ended September 29, 2007 from $2.9 million for the three month period ended September 30, 2006. As a percentage of net sales, research and development expense increased to 4.0% during the three month period ended September 29, 2007 as compared to 3.1% for the three months ended September 30, 2006 due to increased spending for new product development.

Interest Expense. Our interest expense increased to $15.1 million during the three month period ended September 29, 2007 compared to interest expense of $8.0 million during the three month period ended September 30, 2006. This increase in interest expense is principally driven by increased borrowings to finance the Merger and recent acquisitions and higher interest rates on our outstanding indebtedness.

Provision (Benefit) for Income Taxes. During the three month period ended September 29, 2007, we recorded approximately $6.0 million of income tax benefit on pre-tax loss of approximately $11.8 million. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due in part to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings. In addition, during the three months ended September 29, 2007, we recorded an approximate $1.3 million income tax benefit relating to a change in the enacted tax rate in Germany associated with a reduction in the net deferred tax liabilities recorded in Germany.

Discontinued Operations. We did not record any income (loss) from discontinued operations during the three month period ended September 29, 2007. During the three month period ended September 30, 2006, we reported a loss from discontinued operations of approximately $0.2 million which was attributable to our Slendertone® U.S. Consumer product line (“U.S. Consumer Product Line”) that was sold on June 30, 2006.

Net Income (Loss). Due to the factors discussed above, we recorded a net loss of $6.0 million during the three month period ended September 29, 2007 compared to net income of $0.8 million during the three month period ended September 30, 2006.

Nine Months Ended September 29, 2007, compared to Nine Months Ended September 30, 2006

Net Sales. Our net sales for the nine month period ended September 29, 2007 were $321.4 million, representing an increase of 16.6% over net sales of $275.7 million for the nine month period ended September 30, 2006, driven by continued growth in both our Orthopedic Rehabilitation and Surgical Implant Divisions. Our net sales also benefited from sales of products we acquired in connection with the acquisitions of Compex, Cefar, Saunders and IOMED (see Note 4). For the nine month period ended September 30, 2006, both our consolidated net sales and our Orthopedic Rehabilitation Division net sales were impacted by a charge of $5.6 million related to accounts receivable acquired in the Compex acquisition.

The following table sets forth the geographic mix of our net sales for the nine month period ended September 29, 2007 compared to the nine month period ended September 30, 2006:

	Domestic			International			Total
	Successor	Predecessor	%	Successor	Predecessor	%	Successor	Predecessor	%
(In thousands, except %)	2007	2006	Growth	2007	2006	Growth	2007	2006	Growth
Orthopedic Rehabilitation Division	$192,316	$178,098	8.0%	$79,972	$51,701	54.7%	$272,288	$229,799	18.5%
Surgical Implant Division	42,277	39,469	7.1%	6,826	6,470	5.5%	49,103	45,939	6.9%
Total	$234,593	$217,567	7.8%	$86,798	$58,171	49.2%	$321,391	$275,738	16.6%

Net sales in our Orthopedic Rehabilitation Division of $272.3 million during the nine month period ended September 29, 2007 increased 18.5% over net sales of $229.8 million during the nine month period ended September 30, 2006, led by continued growth across our rehabilitation product lines and the impact of revenue contribution from our recent acquisitions as discussed above.

Net sales in our Surgical Implant Division increased to $49.1 million during the nine month period ended September 29, 2007 from $45.9 million during the nine month period ended September 30, 2006, representing a 6.9% increase over the prior year period, driven primarily by growth in our domestic business. Domestic Surgical Implant Division net sales for the nine months ended September 29, 2007 increased 7.1% to $42.3 million compared to $39.5 million for the nine months ended September 30, 2006 and was negatively impacted on a comparative basis by reduced sales from our Cyclone spinal product line, which was sold during the first quarter of 2007. International sales of $6.8 million for the nine months ended September 29, 2007 increased 5.5% compared to the same period in the prior year when sales were $6.5 million primarily due to increasing penetration of existing and new international markets.

For the nine months ended September 29, 2007, sales of new products, which are products that have been on the market less than one year, were $23.2 million compared to new product sales of $20.1 million during the nine months ended September 30, 2006.

Gross Margin. Our consolidated gross margin as a percentage of net sales decreased to 59.2% during the nine month period ended September 29, 2007 compared to 60.7% during the nine month period ended September 30, 2006 and was negatively impacted by $4.8 million, $2.1 million and $0.5 million of expense related to the write up to fair market value of inventory in connection with the Merger, the Cefar acquisition, and in connection with the previously discussed 2007 acquisitions, respectively. Our Orthopedic Rehabilitation Division gross margin of 57.3% during the nine month period ended September 29, 2007 compared to gross margin of 57.7% for the nine months ended September 30, 2006 was negatively impacted by $1.5 million, $2.1 million, and $0.5 million of expense related to the write up to fair market value of inventory in connection with the Merger, the Cefar acquisition, and in connection with the previously discussed 2007 acquisitions, respectively. Both our consolidated gross margin and our Orthopedic Rehabilitation Division gross margin for the nine month period ended September 30, 2006 were impacted by a charge of $5.6 million related to accounts receivable acquired in the Compex acquisition and by $0.8 million of expense related to the write up to fair market value of inventory acquired in the Compex acquisition. Our Surgical Implant Division gross margin decreased to 69.9% during the nine months ended September 29, 2007 compared to a gross margin of 75.7% for the nine months ended September 30, 2006, due primarily to $3.3 million of expense related to the write up to fair market value of inventory in connection with the Merger.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $174.8 million during the nine month period ended September 29, 2007 from $129.9 million during the nine month period ended September 30, 2006. As a percentage of net sales, selling, general and administrative expense increased to 54.4% from 47.1% in the prior year primarily due to additional expenses associated with the addition of Compex, Cefar, Saunders, and IOMED operations, higher commissions due to a combination of increased sales and changes to compensation plans related to ongoing integration, higher intangible amortization expense incurred in connection with the Merger, and higher expenses related to acquisition integration activities.

Research and Development. Excluding the impact of $4.0 million of in-process research and development (“IPR&D”) costs incurred in the prior year period associated with the Compex acquisition, our research and development expense increased $3.1 million to $12.1 million during the nine month period ended September 29, 2007 as compared to the nine month period ended September 30, 2006. As a percentage of net sales, research and development expense increased to 3.8% during the nine month period ended September 29, 2007 as compared to 3.3% (excluding the impact of IPR&D) for the nine months ended September 30, 2006. The increase is due to the addition of Compex and Cefar research and development expense along with increased spending for new product development.

Interest Expense. Our interest expense increased to $43.1 million during the nine month period ended September 29, 2007 compared to interest expense of $23.5 million during the nine month period ended September 30, 2006. This increase in interest expense was principally driven by increased borrowings to finance the Merger and recent acquisitions and higher interest rates on our outstanding indebtedness.

Provision (Benefit) for Income Taxes. During the nine month period ended September 29, 2007, we recorded approximately $13.9 million of income tax benefit on pre-tax loss of approximately $38.8 million. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due in part to the recording of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings. In addition, during the nine months ended September 29, 2007, we recorded an approximate $1.3 million income tax benefit relating to a change in the enacted tax rate in Germany associated with a reduction in the net deferred tax liabilities recorded in Germany.

Discontinued Operations. During the nine month period ended September 29, 2007, we reported income from discontinued operations of approximately $28,000 which was attributable to our U.S. Consumer Product Line that was sold on June 30, 2006. During the nine month period ended September 30, 2006, we reported a loss from discontinued operations of approximately $0.6 million.

Net Loss. Due to the factors discussed above, we recorded a net loss of $25.1 million during the nine month period ended September 29, 2007 compared to a net loss of $2.6 million during the nine month period ended September 30, 2006.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”)”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted this interpretation as of the beginning of fiscal 2007 (see Note 2).

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is currently assessing the potential impact of adoption.

Liquidity and Capital Resources

Cash flows for the nine months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

	Nine Months Ended
	Successor	Predecessor
	September 29, 2007	September 30, 2006
Cash (used in) provided by operating activities	$(3,203)	$19,290
Cash used in investing activities	(69,519)	(12,995)
Cash provided by financing activities	72,986	7,424
Effect of exchange rate on cash and cash equivalents	638	458
Net increase in cash and cash equivalents	$902	$14,177

Cash Flows

During the nine month period ended September 29, 2007, our operating activities used $3.2 million of cash as compared to the nine months ended September 30, 2006, when our operating activities provided cash of $19.3 million, resulting in a decrease in cash provided by operations of $22.5 million. The increase in cash used by operations during the first nine months of 2007 as compared to the same period in the prior year is primarily due to interest payments on newly issued debt and increased expenses related to acquisition integration. Our net loss, adjusted for non-cash items, provided $0.6 million of cash during 2007, which represents a decrease of $21.5 million compared to our net loss for the first nine months ended September 30, 2006, adjusted for non-cash items, which provided $22.1 million of operating cash flow. Discontinued operations provided $0.4 million of cash during the nine month period ended September 29, 2007 as compared to $1.0 million of cash during the nine month period ended September 30, 2006, resulting in a net decrease in cash flow from discontinued operations of $0.6 million in 2007 as compared to 2006. Our gross accounts receivable used $14.3 million of cash during the nine months ended September 29, 2007 while in the same period in the prior year our gross accounts receivable used $0.7 million of cash, resulting in a net decrease in cash flow of $13.6 million due primarily to higher sales. Our gross inventory provided $2.1 million of cash during the nine month period ended September 29, 2007 compared to a use of $8.6 million of cash during the nine month period ended September 30, 2006, resulting in a net increase in cash flow of $10.7 million. In addition, our prepaid expenses, other assets and liabilities used $3.4 million of cash during the nine month period ended September 29, 2007 compared to the nine month period ended September 30, 2006 when prepaid expenses, other assets and liabilities provided $2.8 million of cash, resulting in a decrease in cash flow of $6.2 million. Finally, our outstanding balances of accounts payable and accrued liabilities provided cash of $11.4 million during the nine month period ended September 29, 2007, compared to our outstanding balances of accounts payable and accrued liabilities which provided $2.8 million of cash during the nine month period ended September 30, 2006, resulting in an increase in cash flow of $8.6 million.

Investing activities used $69.5 million of cash during the nine months ended September 29, 2007, compared to $13.0 million during the nine months ended September 30, 2006, representing a $56.5 million increase in cash used for investing activities. During the nine months ended September 29, 2007 we used $64.4 million of cash for acquisition activities compared to $1.8 million during the nine months ended September 30, 2006 (see Note 4). We also received $4.6 million of cash as proceeds primarily from the sale of assets held for sale during the nine months ended September 29, 2007 compared to $0.1 million during the nine months ended September 30, 2006. In addition, we used $9.7 million to purchase property and equipment during the nine months ended September 29, 2007 while during the nine months ended September 30, 2006 we used $11.0 million, representing a decrease of $1.3 million.

Cash provided by financing activities during the nine month period ended September 29, 2007 of $73.0 million increased by $65.6 million compared to the nine month period ended September 30, 2006, when cash provided by financing activities was $7.4 million. Our net proceeds or the difference between proceeds from borrowings and related debt payments, provided $74.3 million of cash during the nine month period ended September 29, 2007, resulting in a net increase in cash of $73.1 million compared to net proceeds of $1.2 million for the nine months ended September 30, 2006. During the nine month period ended September 29, 2007, we drew $34.5 million on our revolving credit agreement, of which $12.5 million was repaid during the third quarter with funds received from the incremental $55.0 million term loan (see Note 8), and also repaid $3.0 million of long-term debt and paid $1.1 million of debt issuance costs related to the new term loan. During the nine month period ended September 30, 2006, we borrowed $25.3 million under our revolving credit facility in connection with the Compex acquisition, and we paid $24.1 million on long-term borrowings, $17.3 million of which represented a retirement of bank debt acquired from Compex. In addition, during the nine month period ended September 30, 2006, we received approximately $4.9 million in proceeds from stock option exercises principally by former Compex executives. We also received $1.3 million of excess tax benefit associated with the exercise of these stock options. Finally, our partially owned subsidiary, Medereha GmbH paid a dividend of $0.2 million to minority interests during the nine months ended September 29, 2007.

Indebtedness

As of September 29, 2007, we had outstanding total indebtedness of approximately $629.2 million, and we had an additional $28.0 million of available borrowings under our Senior Credit Facility. During the third quarter of 2007, we drew $22.0 million from our revolving credit facility to fund the IOMED acquisition. On July 2, 2007, in conjunction with the acquisition of The Saunders Group, Inc., we incurred additional term borrowings under our Senior Credit Facility in the amount of $55.0 million (see Note 8). Of the total net proceeds received, $40.5 million was used to fund the acquisition and related expenses, $12.5 million was used to pay off the outstanding balance on our revolving credit facility as of June 30, 2007 and the remaining proceeds will be used for general corporate purposes.

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

We have continued to expand our business through selected acquisitions of businesses or products in the orthopedic industry. We have completed ten acquisitions since 2001 that have allowed us to expand our business in the orthopedic devices market to include rehabilitation equipment, to expand our business in the European orthopedic rehabilitation market and to expand our surgical implant product offerings. We have a history of raising capital through a combination of debt and equity offerings to finance these acquisitions. As additional financing needs arise, we may consider sources of financing to include a combination of debt or equity. We may issue debt or equity in anticipation of future financing needs, to position our capital structure towards a certain debt-to-equity range or to replace existing borrowing agreements.

We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Credit Facility

Overview. Our Senior Credit Facility consists of a $405.0 million term loan facility and a $50.0 million revolving credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the swing line loans. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under our Senior Credit Facility, of which $55.0 million was drawn on July 2, 2007 to fund the Saunders Acquisition and converted to a term loan. During the third quarter of 2007, we also drew $22.0 million from our revolving credit facility to fund the IOMED acquisition.

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

Covenant Compliance

As described above, the Senior Credit Facility and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. In addition, under the Senior Credit Facility, we are required to satisfy and maintain specified financial ratios, and under the Indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA. As of September 29, 2007, we were in compliance with all applicable covenants, but our ability to borrow additional amounts is restricted due to our existing fixed charges ratio pursuant to the provisions of the Indenture.

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

The following table provides a reconciliation from our net loss to EBITDA and Adjusted EBITDA for the three and twelve months ended September 29, 2007. The terms and related calculations are defined in the credit agreement relating to the Senior Credit Facility and the Indenture.

	(unaudited)
(in thousands)	Three Months Ended September 29, 2007	Twelve Months Ended September 29, 2007
Net loss	$(5,939)	$(110,960)
Interest expense, net	14,808	53,154
Income tax benefit	(5,978)	(37,333)
Depreciation and amortization	10,551	37,974
EBITDA	13,442	(57,165)
Non-cash items (a)	906	56,272
Non-recurring items (b)	2,846	17,594
Other adjustment items (c)	12,832	63,043
Adjusted EBITDA	$30,026	$79,744

(a) Non-cash items are comprised of the following:

	(unaudited)
	Three Months Ended September 29, 2007	Twelve Months Ended September 29, 2007
Stock compensation expense	$530	$9,256
Loss on disposition of assets	—	416
Loss on early extinguishment of debt	—	9,154
Purchase accounting adjustments (1)	376	36,380
Loss on asset impairment (2)	—	1,066
Total non-cash items	$906	$56,272

(1)   Expenses for the three months ended September 29, 2007 represents $0.4 million of expense related to the write-up to fair market value of acquired inventory in connection with IOMED and Saunders acquisitions. Expenses for the twelve months ended September 30, 2007 represents $25.2 million of expense related to the write-off of IPR&D and $11.2 million of expense related to the write-up to fair market value of inventory acquired in connection with the Compex, Cefar, IOMED, and Saunders acquisitions and the Merger.

(2)   Represents $1.1 million of expense related to the impairment of certain application software that will not be placed in service.

(b)  Non-recurring items are comprised of the following:

	(unaudited)
	Three Months Ended September 29, 2007	Twelve Months Ended September 29, 2007
Employee severance (1)	$615	$1,562
Restructuring expense (2)	2,435	13,039
Other (3)	(204)	2,993
Total non-recurring adjustments	$2,846	$17,594

(1)   Expenses for the three months ended September 29, 2007 represents employee severance expense incurred in connection with the IOMED and Saunders acquisitions. Expenses for the twelve months ended September 29, 2007 represents employee severance expense incurred in connection with the Compex acquisition, the Saunders acquisition, the IOMED acquisition and the Merger.

(2)   Restructuring expense for the three months ended September 29, 2007 includes $0.3 million, $1.2 million and $0.2 million of integration costs incurred in connection with the Compex acquisition, the Cefar acquisition, and the Saunders acquisition, respectively, and $0.7 million of integration costs in connection with the PMI acquisition, the Endeavor acquisition, the IOMED acquisition, other acquisitions, and the Merger. Restructuring expense for the twelve months ended September 29, 2007 represents (i) $5.3 million of expense related to field selling, information technology, operations and product line consolidation incurred in connection with the integration of Compex, (ii) $1.5 million of inventory reserves related to the discontinuation of certain products acquired from Osteoimplant Technology, Inc. (“OTI”) in February 2005, (iii) $2.9 million of integration expenses related to the Cefar acquisition, (iv) $2.3 million for restructuring advisory fees related to the Merger, and (v) $1.0 million of integration expenses related to the PMI, Saunders, and other acquisitions.

(3)   Other expenses for the twelve months ended September 29, 2007 includes $3.0 million of other non-recurring expenses, including provisions made for litigation settlements and additional product liability claims.

(c)  Other adjustment items are comprised of the following:

	(unaudited)
	Three Months Ended September 29, 2007	Twelve Months Ended September 29, 2007
Transaction expenses (1)	$882	$25,418
Compex acquisition adjustments (2)	—	20,986
Minority interest	113	338
Pre-acquisition EBITDA (3)	40	4,488
Discontinued operations	—	16
Subtotal other items	1,035	51,246
Cost savings (4)	11,797	11,797
Total other items	$12,832	$63,043

(1)   Expenses for the three months ended September 29, 2007 include $0.8 million for monitoring fees paid to Blackstone and $0.1 million for escrow expenses related to the Endeavor acquisition. Expenses for the twelve months ended September 29, 2007 include $14.3 million of legal, advisory, consulting, and related expenses incurred in connection with the closing of the Merger, $5.3 million for monitoring fees paid to Blackstone, $5.5 million of management retention bonuses paid at the closing of the Merger, and $0.3 million of merger and acquisition related expenses.

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

(3)   Represents pre-acquisition EBITDA of (i) $0.1 million from September 30, 2006 to February 16, 2007 related to the Performance Modalities, Inc. (“PMI”) acquisition, (ii) $0.2 million from September 30, 2006 to April 13, 2007 for the Endeavor Medical Inc. (“Endeavor”) acquisition, (iii) $0.2 million of EBITDA from September 30, 2006 to November 7, 2006 primarily related to the Cefar acquisition, (iv) $3.5 million of EBITDA from September 30, 2006 to July 2, 2007 for the Saunders acquisition, and (v) $0.5 million of EBITDA from September 30, 2006 to August 9, 2007 for the IOMED acquisition, which are included in the calculation of Adjusted EBITDA for the twelve months ended September 29, 2007 pursuant to the definition of Adjusted EBITDA contained in the credit agreement relating to the Senior Credit Facility and the Indenture.

(4)   Includes projected cost savings of (i) $4.4 million related to actions initiated in connection with the Cefar acquisition, principally related to facility and general and administrative consolidation, (ii) $7.0 million related to headcount reductions and production efficiencies in relation to the Iomed and Saunders acquisitions and (iii) $0.4 million principally from actions initiated in connection with the Endeavor acquisition and procurement savings related to purchases of certain product components.

Our covenant requirements and ratios for the four-quarter period and as of September 29, 2007 under our Senior Credit Facility are as follows:

	Covenant Requirements	Actual Ratios
Covenant (1)
Consolidated total debt to Adjusted EBITDA	8.00:1	7.48:1
Adjusted EBITDA to consolidated interest expense	1.25:1	1.53:1

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

Under the Indenture governing our 11.75% notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1, on a pro forma basis after giving effect to such incurrence.  Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis.  Our ratio of Adjusted EBITDA to fixed charges for the four-quarter period ended September 29, 2007, measured on that date, would have been 1.47:1.  Notwithstanding these limitations, we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50.0 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are available immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that becomes restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of total assets provided that the ratio of total debt to Adjusted EBITDA is less than 6.00:1 on a pro forma basis after giving effect to such investment. Fixed charges is defined in the Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

Recent Developments

On July 15, 2007, RTFL and Reaction Acquisition Merger Sub (“Reaction Merger Sub”), a wholly-owned subsidiary of RTFL, entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO, Inc. (“DJO”) pursuant to which Reaction Merger Sub will be merged with and into DJO, with DJO continuing as the surviving corporation and becoming a wholly owned subsidiary of RTFL. RTFL is controlled by affiliates of Blackstone. As a result of the DJO merger:

•                                          each issued and outstanding share of common stock of DJO, including shares to be issued immediately prior to the Merger under DJO’s Stock Purchase Plan, will generally be cancelled and converted into the right to receive $50.25 in cash (the “per share merger consideration”), without interest and less any applicable withholding taxes; and

•                                          each outstanding option to purchase common stock under DJO’s stock option plans, whether vested or unvested, except for options held by certain members of DJO management which will be rolled over in the transactions, will be cancelled and entitle the holder to receive a cash payment equal to the excess, if any, of the per share merger consideration over the per share exercise price of the applicable stock option, multiplied by the number of shares subject to the stock option, less any applicable taxes required to be withheld.

In connection with the DJO merger, investment funds affiliated with Blackstone will provide equity financing in the aggregate amount of up to $423.7 million. Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC have committed to provide the debt financing needed to complete the transaction.

In connection with the DJO merger, we intend to:

•                                          enter into new senior secured credit facilities, consisting of a $1,055.0 million six and a half-year term loan facility and a $100.0 million six-year revolving credit facility;

•                                          issue $575.0 million aggregate principal amount of senior notes;

•                                          repay all amounts outstanding under our existing Senior Credit Facility;

•                                          repay certain outstanding indebtedness of DJO at the time of closing of the DJO merger;

•                                          pay fees and expenses associated with the DJO merger and concurrent debt offerings estimated to be approximately $80 million.

Closing of the transaction is subject to conditions customary in a transaction of this type. Each DJO and RTFL has agreed to pay a termination fee if the DJO Merger Agreement is terminated under certain circumstances as set forth in the DJO Merger Agreement.  We currently expect to close the transaction in the fourth quarter of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We are exposed to interest rate risk in connection with our Senior Credit Facility, which bears interest at floating rates based on Bank of America’s prime rate plus 0.5% or Eurodollar rate adjusted for maximum reserves. Our outstanding balance under the Senior Credit Facility was $423.4 million as of September 29, 2007. We have historically managed our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow, assuming other factors are held constant. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Senior Credit Facility, thereby locking in a fixed rate on this portion of the principal. A hypothetical 1% increase in variable interest rates for the Senior Credit Facility would have impacted our earnings and cash flow, for the quarter ending September 29, 2007, by approximately $620,000. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products in European markets that are denominated in foreign currencies has increased. As a result, the impact of currency fluctuations on our operating results has increased. Accordingly, our future results could be materially impacted by changes in these or other factors. During the first nine months of 2007, our average monthly sales denominated in foreign currencies was approximately $8.5 million of which $7.7 million was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. While our German subsidiary periodically utilizes international currency derivatives to limit its risk to currency fluctuations, it is our general policy to not use derivative financial instruments to manage foreign currency exchange rate risk. As of September 29, 2007, we did not have any foreign currency derivatives outstanding.

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

Changes in Internal Control Over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this quarterly report, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently carry product liability insurance up to a limit of $20.0 million, subject to an aggregate self-insurance deductible of $750,000. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of September 29, 2007, we exceeded the coverage limits for certain type of product liability claims. However, our estimate of the excess loss has been accrued for in our consolidated balance sheet as of September 29, 2007. Other product liability claims that could be made against us could significantly exceed the coverage limit of such policy or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

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

The Texas Action is still in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit. The Texas Action complaint alleges that RTI’s directors breached their fiduciary duties by, inter alia, agreeing to an allegedly inadequate acquisition price in connection with the Merger transaction. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Merger, rescissory damages, and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees.

ITEM 1A. RISK FACTORS

The risk factors described below reflect any material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on May 1, 2007 (file No. 333-142188), as amended.

Our financial condition and growth depends upon the successful integration of our acquired businesses. We may not be able to efficiently and effectively integrate recently and future acquired operations, and thus may not fully realize the anticipated benefits from such acquisitions.

We entered into the DJO Merger Agreement with the expectation that our acquisition of DJO will result in benefits to each company. Achieving the anticipated benefits of the DJO Merger will depend in part upon whether we can integrate our businesses in an efficient and effective manner. In addition, the integration of previously acquired businesses and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•  the disruption of ongoing business and the diversion of management’s attention from the management of daily operations to the integration of operations;

•  loss of key personnel of the recently acquired operations;

•  higher integration costs than anticipated;

•  failure to fully achieve expected synergies and costs savings;

•  difficulties in the assimilation and retention of highly qualified, experienced employees;

•  resistance to the assimilation of different cultures and practices, and complexity in the assimilation of personnel and operations which are broadly geographically dispersed; and

•  unanticipated impediments in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002, procedures and policies.

If we cannot efficiently and effectively integrate acquired businesses or operations, we would be likely to experience material negative consequences to our business, financial condition or results of operations. Successful integration of these acquired businesses or operations will depend on our ability to manage these operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded market coverage and, to some degree, to eliminate redundant and excess costs to fully realize the expected synergies. We cannot be certain that we will realize our anticipated benefits from our recent acquisitions, or that we will be able to efficiently and effectively integrate the recently acquired operations as planned. If we fail to integrate the recently acquired operations efficiently or fail to realize the benefits we anticipate, it could have a material adverse effect on our business, financial condition, and results of operations.

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

10.1	Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.1 to RTFL’s Current Report on Form 8-K filed on July 5, 2007).
10.2	Incremental Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.2 to RTFL’s Current Report on Form 8-K filed on July 5, 2007).
10.3	Agreement and Plan of Merger with DJO Incorporated Reaction Acquisition Merger Sub, Inc. (incorporated by reference herein to Exhibit 10.3 to RTFL’s Current Report on Form 8-K filed on July 15, 2007).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ReAble Therapeutics Finance LLC

October 29, 2007	By:	/s/ Kenneth W. Davidson
Date		Kenneth W. Davidson,
Chief Executive Officer
(Principal Executive Officer)

October 29, 2007	By:	/s/ William W. Burke
Date		William W. Burke,
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)