Form 10-K
period 2007-12-31
DJO Finance LLC
filed 2008-03-28
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-142188

DJO Finance LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-5653965
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1430 Decision Street	92081
Vista, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 336-5690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

As of March 28, 2008, 100% of the issuer’s membership interests were owned by DJO Holding LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of DJO Finance LLC (“DJOFL”, or “Successor”), formerly known as ReAble Therapeutics Finance LLC, for the year ended December 31, 2007 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”  Generally, you can identify these statements because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms.  These statements reflect only our current expectations.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our recent acquisitions.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in the paragraph below and elsewhere in this filing.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such future results or events expressed by the statement of expectation or belief will be achieved or accomplished.

We believe it is important to communicate our expectations to our security holders.  There may be events in the future, however, that we are unable to predict accurately or over which we have no control.  The risk factors listed in Item 1A. below, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I.

ITEM 1.  BUSINESS

Overview

We are a leading global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products.  We are the largest non-surgical orthopedic rehabilitation device company in the United States and among the largest globally, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care.   Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries.  In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

Our current business activities are the result of a combination of two companies with broad orthopedic product offerings in the United States and foreign countries.  One of those companies, ReAble Therapeutics, Inc. (“ReAble”), was a leading manufacturer and distributor of electrotherapy products for pain therapy and rehabilitation, a broad range of clinical devices for the treatment of patients in physical therapy clinics, and a broad range of knee, hip and shoulder implant products.  In 2006, ReAble was acquired by an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”). The other company, DJO Opco Holdings, Inc. (“DJO Opco”), formerly named DJO Incorporated, was a leading manufacturer and distributor of orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. On November 20, 2007, ReAble acquired DJO Opco through a merger transaction (the “DJO Merger”).  ReAble then changed its name to DJO Incorporated (“DJO”) and continues to be owned primarily by affiliates of Blackstone.

Historical financial results include results of ReAble and its subsidiaries before and after its acquisition by Blackstone and include the results of DJO Opco from the date of the DJO Merger through December 31, 2007.  Pro forma financial information (unaudited) includes the combined results of operations of DJO Opco and ReAble as though the companies had been combined as of the beginning of each of the periods presented.  Pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

Except as otherwise indicated, references to “us”, “we”, “our”, “DJO”, or “our Company” in this Annual Report on Form
10-K refers to DJO Incorporated (formerly named ReAble Therapeutics, Inc.), a company incorporated in the State of Delaware in March 1995, and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report on Form 10-K, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been licensed by a third party to use: Encore®, OTI Osteoimplant Technology, Inc®, Cefar®, Empi®, Ormed® Chattanooga Group™, Compex®, EmpiCare®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, RME™, CMF™, OL1000™, and OL1000 SC™ . All other trademarks, trade names or service marks of any other company appearing in this Annual Report on Form 10-K belong to their respective owners.

The DJO Merger

On November 20, 2007, a subsidiary of ReAble was merged into DJO Opco, with DJO Opco continuing as the surviving corporation.  As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC, the entity filing this Annual Report on Form 10-K, which was itself a subsidiary of ReAble.  The former stockholders of DJO Opco were paid $50.25 for each share of DJO Opco common stock held on the date of the DJO Merger, constituting a total purchase price for the equity of DJO Opco of approximately $1.3 billion. The financing for the DJO Merger involved payment to the DJO Opco stockholders, refinancing of DJO Opco and ReAble senior debt, debt issue costs, and transaction costs and expenses, all of which amounted to a total of approximately $2.0 billion.  The source of this financing was a combination of equity contributed by Blackstone of $434.6 million, a new ReAble Therapeutics Finance LLC senior secured credit facility (the “New Senior Secured Credit Facility”) of approximately $1.1 billion, and a total of $575.0 million principal amount of new 10.875% senior notes co-issued by ReAble Therapeutics Finance LLC (the “10.875% Notes”). A total of $200.0 million principal amount of 11.75% senior subordinated notes (the “11.75% Notes”) co-issued by ReAble Therapeutics Finance LLC remained outstanding. Following the DJO Merger, ReAble was renamed DJO Incorporated, ReAble Therapeutics Finance LLC was renamed DJO Finance LLC (“DJOFL”) and ReAble Therapeutics Finance Corporation, the co-issuer of both the 10.875% Notes and the 11.75% Notes, was renamed DJO Finance Corporation (“Finco”).

The Prior Transaction

On November 3, 2006, Blackstone acquired all of the outstanding shares of capital stock of ReAble in a merger transaction (the “Prior Transaction”). The total purchase price for the Prior Transaction was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock, $7.2 million related to the fair value of management rollover options that continued to remain as outstanding options to purchase ReAble common stock after the Prior Transaction (the “Prior Transaction Management Rollover Options”), and $39.5 million in direct acquisition costs.  The Prior Transaction was financed through a combination of equity contributed by Blackstone, cash on hand of ReAble, borrowings under our previous senior secured credit facility and proceeds from the 11.75% Notes.  Upon the closing of the Prior Transaction, shares of ReAble’s common stock ceased to be traded on the NASDAQ Global Market.

Operating Segments

Following the DJO Merger, we provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  Our reportable segments are managed separately because each segment requires different sales and marketing strategies and in some cases offers different products (see Note 11 to our audited consolidated financial statements).  We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation

We market our domestic rehabilitation products through the three divisions described below.

DonJoy, ProCare and Aircast. Our DonJoy, ProCare and Aircast division was acquired with the DJO Merger and offers products in the following categories:

•                  rigid knee bracing, which includes functional bracing for prevention and rehabilitation of ligament injuries, load shifting braces to relieve osteoarthritis pain and post-operative braces for protecting surgical repair;

•                  orthopedic soft goods, which include products that offer immobilization and support from head to toe;

•                  cold therapy products, which assist in the reduction of swelling and pain; and

•                  vascular systems, which include products intended to prevent deep vein thrombosis following surgery.

This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Empi. Our Empi division offers products in the following categories:

•                  home electrotherapy, which includes transcutaneous electrical nerve stimulation (“TENS”) for pain management and neuromuscular electrical nerve stimulation (“NMES”) devices for rehabilitation;

•                  bone growth stimulation products acquired with the DJO Merger, which promote the healing of bone tissue through combined magnetic field (“CMF”) technology;

•                  iontophoresis, which includes devices and accessories to deliver medication transdermally; and

•                  home traction, which includes cervical and lumbar traction devices designed to provide decompression to the spine.

This division also includes our Rehab Med + Equip (‘‘RME’’) and EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site.  Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Chattanooga. Our Chattanooga Group offers products in the clinical rehabilitation market in the following categories:

•                  clinical electrotherapy devices (such as TENS, NMES, laser, ultrasound and light therapy);

•                  clinical traction devices; and

•                  other clinical products and supplies such as treatment tables, continuous passive motion (‘‘CPM’’) devices and dry heat therapy.

International Rehabilitation

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  the international sales of our DonJoy, ProCare and Aircast products, including rigid knee bracing products, orthopedic soft goods, cold therapy products and vascular systems;

•                  our Ormed business, which provides bracing, CPM, electrotherapy and other products primarily in Germany; and

•                  our Cefar-Compex business, which provides electrotherapy products for medical and consumer markets and other physical therapy and rehabilitation products primarily in Europe.

Surgical Implant

Our Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

Recent Acquisitions

In recent years, our growth has been driven both by the introduction of products facilitated by our research and development efforts and by selected acquisitions of businesses or products primarily related to our Domestic Rehabilitation and International Rehabilitation Segments.   In addition to the DJO Merger, which more than doubled our size and product range, we completed the following acquisitions in the last two years.

On August 9, 2007, a subsidiary of DJOFL acquired IOMED, Inc. (“IOMED”), which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price of $23.3 million consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The acquisition was primarily financed with borrowings under our then existing revolving credit facility.

On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs. Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders.

On November 7, 2006, a subsidiary of DJOFL acquired Cefar AB (“Cefar”), a provider of electrotherapy and rehabilitation devices in Europe used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), electroacupuncture, and other rehabilitation activities. We have integrated the operations of Cefar with those of Compex SA, the European subsidiary of Compex Technologies, Inc. (“Compex”).  Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrostimulation across Europe and internationally, while continuing to sell products under both the Cefar and Compex brands.  The purchase price for Cefar of $27.1 million was comprised of $16.3 million in cash, issuance of 573,134 shares of our common stock valued at $9.5 million, and approximately $1.3 million in acquisition costs. In addition, we also assumed Cefar’s existing debt of approximately $3.8 million.

On February 24, 2006, we completed the acquisition of Compex. Compex manufactured and sold a broad line of TENS and NMES products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. We paid a total purchase price of approximately $102.9 million, comprised of approximately 7.3 million shares of our common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase approximately 900,000 shares of our common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs.

Industry Background

Market Opportunities

We participate globally in the rehabilitation, pain management, bone growth stimulation and reconstruction segments of the orthopedic device market. In the United States, we estimate these segments accounted for approximately $6.7 billion of total industry sales in 2006. We believe that several factors are driving growth in the orthopedic products industry, including the following:

•                  Favorable demographics.  An aging population is driving growth in the orthopedic products market. Many conditions that result in rehabilitation, physical therapy or orthopedic surgery are more likely to affect people in middle age or later in life.  According to a 2007 United States Census Bureau – International Data Base projection, the aging baby boomer generation will result in the percentage of the North American population aged 65 and over to grow from 12.0% in 2008 to 16.0% in 2020 and to 20.0% by 2030. In Western Europe, the population aged 65 and over is expected to grow from 17.0% in 2008 to 20.0% in 2020 and to 24.0% by 2030.  In addition, according to a 2007 United States Census Bureau – International Data Base projection, the average life expectancy in North America increased from 77.9 years in 2005 to 78.3 years in 2008 and is expected to grow to 81.3 years by 2030.   In Western Europe, the average life expectancy increased from 79.2 years in 2005 to 79.7 years in 2008 and is expected to grow to 82.0 years by 2030.  As life expectancy increases, we believe people will remain active longer, causing the number of injuries requiring orthopedic rehabilitation, bone growth stimulation and reconstructive implants to increase.

•                  Shift toward non-surgical rehabilitation devices and at-home physical therapy.  We believe the growing awareness and clinical acceptance by healthcare professionals of the benefits of non-surgical, non-pharmaceutical treatment and rehabilitation products, combined with the increasing interest by patients in rehabilitation solutions that minimize risk and recuperation time and provide greater convenience, will continue to drive demand for these products. For example, TENS and NMES devices are increasingly being recognized as effective solutions for pain management and rehabilitation therapy, respectively. In addition, we believe that orthopedic surgeons are increasingly utilizing braces that assist in rehabilitation and bone growth stimulation devices that enable in-home treatment as viable alternatives to surgery. Many of our orthopedic rehabilitation products are designed for at-home use, which we believe should allow us to benefit from the market shift toward these treatment alternatives.

•                  Lower cost alternatives appeal to third party payors.  With the cost of healthcare rising in the United States and internationally, third party payors are seeking more cost-effective therapies without reducing quality of care. For example, third party payors seek to reduce clinic visits and accommodate patients’ preference for therapies that can be conveniently administered at home. We believe that many of our orthopedic rehabilitation products offer cost-effective alternatives to surgery, pharmaceutical and other traditional forms of physical therapy and pain management.

•                  Increased need for rehabilitation due to increased orthopedic surgical volume.  The combination of increased prevalence of degenerative joint disease (such as osteoarthritis), an increased number of sports-related injuries, an aging population and improvements in orthopedic surgical technique (such as arthroscopy) has contributed to an increase in the number of orthopedic surgeries. We believe that orthopedic surgical volume will continue to increase, which should result in an increase in the need for our products.

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic rehabilitation device market:

•                  Leading market positions.  We derived nearly one-half of our net sales in 2007 from products for which we estimate we have leading market positions, including soft goods, ankle braces, walking braces, rigid knee braces, clinical electrotherapy, TENS, NMES, iontophoresis, cold therapy, home and clinical traction and CPM devices. We believe our orthopedic and physical therapy rehabilitation products marketed under the DonJoy, Aircast, ProCare, Chattanooga Group, Empi, Cefar, Compex and Ormed brands have a reputation for quality, durability and reliability among healthcare professionals. We believe the strength of our brands and our focus on customer service have allowed us to establish market leading positions in the highly fragmented and growing orthopedic rehabilitation market.

•                  Comprehensive range of orthopedic products.  We offer a diverse range of orthopedic devices, including orthopedic rehabilitation, pain management and physical therapy products, bone growth stimulation and surgical reconstructive implant products, to orthopedic specialists and patients for hospital, clinical and at-home therapies. Our broad product offering meets many of the needs of orthopedic professionals and patients and enables us to leverage our brand loyalty with our customer and distributor base. Our products are available across various stages of the orthopedic patient’s continuum of care.

•                  Extensive and diverse distribution network.  We use multiple channels to distribute our products to our customers. We use over 13,000 dealers and distributors and a direct sales force of over 500 employed sales representatives and approximately 900 independent sales representatives to supply our products to physical therapy clinics, orthopedic surgeons and practices, orthotic and prosthetic centers, hospitals, surgery centers, athletic trainers, chiropractors, other healthcare professionals and retail outlets. We believe that our distribution network provides us with a significant competitive advantage in selling our existing products and in introducing new products.

•                  Strong relationships with managed care organizations and rehabilitation healthcare providers.  Our leading market positions in many of our orthopedic rehabilitation product lines and the breadth of our product offerings have enabled us to secure important preferred provider and managed care contracts. We have developed a third party billing system.  Our database includes approximately 9,000 different insurance companies and other payors, including over 1,000 active payor contracts. Our proprietary third party billing system is designed to reduce our reimbursement cycles, improve relationships with managed care organizations and physicians and track patients to improve quality of care and create subsequent selling opportunities. Further, our OfficeCare and EmpiCare businesses maintain inventory at over 1,300 healthcare facilities, primarily orthopedic practices, which further strengthens our relationships with these healthcare providers.

•                  National contracts with group purchasing organizations.   Following the DJO Merger, we enjoy strong relationships with a meaningful number of group purchasing organizations (“GPOs”) due to our significant scale. We believe that our broad range of products is well suited to the goals of these buying groups. Under these national contracts, we provide favorable pricing to the buying group and are designated a preferred purchasing source for the members of the buying group for specified products. As DJO Opco made acquisitions and expanded its product range, it has been able to add incremental products to its national contracts. During 2007, DJO Opco signed or renewed six significant national contracts, and also added products from its recent acquisitions to a number of these national contracts.  Following the DJO Merger, we believe we will be able to add additional products to these contracts.

•                  Low cost, high quality manufacturing capabilities.  Our principal manufacturing facility is located in Tijuana, Mexico and has been recognized for operational excellence. Our low cost manufacturing principles drive manufacturing efficiencies by employing lean manufacturing, Six Sigma concepts and continuous improvement processes.  Following the DJO Merger, we plan to move additional portions of our manufacturing to Mexico and expect to achieve savings from lower labor costs and implementation of more efficient processes. Further, we intend to extend lean manufacturing concepts to our manufacturing facilities in Clear Lake, South Dakota and Chattanooga, Tennessee.

•                  Ability to generate significant cash flow. Historically, our strong competitive position, brand awareness and high quality products and service as well as our low cost manufacturing have allowed us to generate attractive operating margins. These operating margins, together with limited capital expenditures and modest working capital requirements, significantly benefit our ability to generate free cash flow.

•                  Experienced management team. The members of our management team have an average of over 24 years of relevant experience. This team has successfully integrated a number of acquisitions in the last several years.

Our Strategy

Our strategy is to increase our leading position in key products and markets, increase revenues and profitability and enhance cash flow. Our key initiatives to implement this strategy include the following:

•                  Increase our leading market positions.  We believe we are the market leader in many of the markets in which we compete. We intend to continue to increase our market share by leveraging the cross-selling and other opportunities created by the DJO Merger and by implementing the initiatives described below. The DJO Merger will allow us to offer customers a more comprehensive range of products to better meet their evolving needs. We believe our size, scale, brand recognition, comprehensive and integrated product offerings and leading market positions will enable us to capitalize on the growth in the orthopedic product industry.

•                  Increase sales force productivity.  We believe that our complementary distribution channels following the DJO Merger will provide an opportunity to increase the productivity of our sales force.  Our sales representatives will generally have a targeted customer base with a broader product offering for those customers. We plan to encourage cross-selling and increase the productivity of the entire sales force by focusing our sales organization and implementing a sales compensation plan to incentivize our sales representatives to sell a broader range of our products. For example, as a result of the DJO Merger, we will combine our strong relationships with orthopedic surgeons and our strong relationships with physical therapists. In addition, we intend to market DJO Opco’s bone growth stimulation products through Empi’s extensive distribution network.

•                  Maximize existing and secure additional national accounts.   We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for revenue growth. We believe that our existing relationships with national buying groups and our broad range of products position us well not only to pursue additional national contracts, but also to expand the scope of our existing contracts.

•                  Continue to develop and launch new products and product enhancements.  We have a history of developing and introducing innovative products into the marketplace, and we expect to continue future product launches by leveraging our internal research and development platforms. We believe our ability to develop new technology and to advance existing technology to create new products will position us to further diversify our revenues and to expand our target markets by providing viable alternatives to surgery or medication. We believe that product innovation through effective and focused research and development, as well as our relationships with a number of widely recognized orthopedic surgeons and professionals who assist us in product research, development and marketing, will provide a significant competitive advantage. During 2007, we launched 38 new products, which generated over $34.1 million in revenues and on a pro forma basis 51 new products, which generated $38.2 million in revenues.

•                  Expand international sales.  In recent years, DJO Opco successfully established direct distribution capabilities in several major international markets. We believe that sales to European and other markets outside the United States continue to represent a significant growth opportunity, and we intend to continue to expand our direct and independent distribution capabilities in attractive foreign markets. The recent DJO Merger and several of the acquisitions we made in 2006 have substantially increased our international revenues and operating infrastructure and have provided us with opportunities to expand our international product offerings. For the year ended December 31, 2007, we generated approximately 27.0% of our net sales from customers outside the United States as compared to 23.9% for the year ended December 31, 2006.  On a pro forma basis, we generated international sales of approximately 25.0% for the year ended December 31, 2007.

•                  Maximize cost savings opportunities.  We expect the DJO Merger to create significant opportunities to reduce manufacturing and other operating costs. We expect to achieve cost savings by leveraging our low-cost manufacturing capabilities, rationalizing our combined manufacturing and distribution footprints, increasing procurement savings and eliminating duplicative overhead functions. We also intend to eliminate overlapping operating expenses and expect to reduce expenses through improved leveraging of our benefits of scale created by the DJO Merger.

Our Products

Our products are used by orthopedic specialists, spine surgeons, primary care physicians, other specialist physicians, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients to prevent injuries and for at-home physical therapy treatment.

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment generated net sales of $321.4 million and $242.7 million for the years ended December 31, 2007 and 2006 (combined basis), respectively.  When we refer to combined basis in this Annual Report, we refer to the mathematical computation of adding the Predecessor results with those of the Successor for comparative purposes.  This combination does not comply with generally accepted accounting principles but is presented because we believe it provides the most meaningful comparison of our results.  On a pro forma basis, our Domestic Rehabilitation Segment accounted for approximately $649.1 million and $574.3 million of our net sales for the years ended December 31, 2007 and 2006 (combined basis), respectively.

The following table summarizes many of our Domestic Rehabilitation Segment product categories:

Product Category	Description
Home Electrotherapy Devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical nerve stimulation (NMES) Interferential electrical nerve stimulation
Clinical Electrotherapy	TENS NMES Ultrasound Laser Light therapy
Patient Care	Nutritional supplements Patient safety devices Pressure care products Vascular systems products Continuous passive motion devices
Rigid Bracing and Soft Goods	Soft goods Lower extremity fracture boots Dynamic splinting Ligament braces Post-operative braces Osteoarthritic braces Ankle bracing Shoulder, elbow and wrist braces Back braces Neck braces

Product Category	Description
Hot, Cold and Compression Therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy
Physical Therapy Tables and Traction Products	Treatment tables Traction Cervical traction Lumbar traction
Iontophoresis	Needle-free transdermal drug delivery
Regeneration	Non-union fracture bone growth stimulation devices Spine bone growth stimulation devices

International Rehabilitation Segment

Our International Rehabilitation Segment generated net sales of $104.1 million and $60.5 million for the years ended December 31, 2007 and 2006 (combined basis), respectively.  On a pro forma basis, our International Rehabilitation Segment generated net sales of approximately $212.7 million and $168.1 million for the years ended December 31, 2007 and 2006 (combined basis), respectively.  The product categories for our International Rehabilitation Segment are similar to the product categories for our Domestic Rehabilitation Segment but certain products are tailored to international market requirements and preferences. In addition, our International Rehabilitation Segment sells a number of product categories, none of which are individually significant, that we do not sell domestically.

Surgical Implant Segment

Our Surgical Implant Segment generated net sales of approximately $66.6 million and $59.1 million for the years ended December 31, 2007 and 2006 (combined basis), respectively.  These net sales amounts do not change on a pro forma basis because DJO Opco did not conduct any operations in the Surgical Implant Segment.

The following table summarizes our Surgical Implant Segment product categories:

Product Categories	Description
Knee implant	Primary total joint replacement Revision total joint replacement Unicondylar joint replacement

Hip implants	Primary replacement stems Acetabular cup system Revision joint replacement

Shoulder implants	Primary total joint replacement Fracture repair system Revision total joint replacement (including reverse shoulder)

Research and Development

Our research and development programs focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs. We seek to develop new technologies to improve durability, performance and usability of existing products, and to develop our manufacturing process to improve product performance and reduce manufacturing costs. In addition to our own research and development, we receive new product and invention ideas from orthopedic surgeons and other healthcare professionals. We also seek to obtain rights to ideas we consider promising from a clinical and commercial perspective through entering into either assignment or licensing agreements.

We conduct research and development programs at our facilities in Austin, Texas; Chattanooga, Tennessee; St. Paul, Minnesota; Clear Lake, South Dakota; Vista, California; Anglet, France and Ecublens, Switzerland. We invested approximately $18.0 million in 2007 (excluding approximately $3.0 million of acquired in-process research and development (“IPR&D”), $13.8 million in 2006 (on a combined basis and excluding approximately $29.1 million of acquired IPR&D), and $9.6 million in 2005 into research and development activities. On a pro forma basis, we invested approximately $26.0 million into research and development activities for the year ended December 31, 2007.  As of December 31, 2007, we had approximately 150 employees in our research and development departments.

Marketing and Sales

We distribute our products through several sales and distribution channels that allow us to sell our products to a variety of treatment settings across new and complementary distribution networks.

Domestic Rehabilitation Segment

We market and sell our Domestic Rehabilitation Segment products in several different ways. The DonJoy sales channel is responsible for selling rigid knee braces, cold therapy products, and certain soft goods. Certain DonJoy sales representatives also sell our Regeneration products. The DonJoy channel consists of approximately 410 independent commissioned sales representatives who are employed by approximately 45 independent sales agents.  The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because the DonJoy product lines generally require customer education in the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, paying a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent.  We have recently converted the Northern California and Pacific Northwest region to a direct sales model for products in the DonJoy channel and for ProCare/Aircast and regeneration products

The ProCare/Aircast channel consists of approximately 100 direct and independent sales representatives that manage over 380 distributors focused on primary and acute care facilities. Six vascular systems specialists are also included in this channel. Products in this channel consist primarily of our soft goods, vascular systems and other products, which are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physician Sales and Service Inc., regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of health care providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through GPOs that are a preferred purchasing source for members of a buying group.  Unlike our DonJoy products, our ProCare/Aircast products generally do not require significant customer education for their use. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

Our OfficeCare and EmpiCare businesses provide stock and bill arrangements for physician practices. Through OfficeCare and EmpiCare, we maintain an inventory of soft goods at over 1,300 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives.  The OfficeCare channel is managed by our DonJoy sales force.  EmpiCare manages its locations through a combination of direct and indirect representatives.

Through our Empi channel, we market our prescription home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of over 230 direct and independent sales representatives. In connection with these product lines, we currently have more than 830 managed care contracts. Our electrotherapy and orthotics products are generally prescribed to patients by a physician such as an orthopedic surgeon. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. In addition, we have an outbound telemarketing sales force of 42 representatives, who sell reimbursed electrotherapy supplies and other products directly to our patients. Our non-union fracture bone growth stimulator devices (OL1000) are sold primarily by approximately 155 employed and independent sales representatives specially trained to sell the product. The spine bone growth stimulator device (SpinaLogic) is sold by a few of our direct sales representatives and a network of independent spine products distributors. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

Through our Chattanooga Group, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a worldwide network of approximately 4,700 independent distributors, which are managed by our internal sales managers, and through catalogue sales. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend over 36 trade shows each year.   Our Chattanooga channel also includes 17 dedicated business-to-business sales representatives and catalog sales.

No particular customer or distributor accounted for 10% or more of product sales for the year ended December 31, 2007.  Medicare and Medicaid together accounted for approximately 7.4% of our 2007 net sales. In the United States, in connection with these product lines, we currently have more than 80 preferred provider arrangements with third party payors included in the over 830 managed care contracts discussed above.

International Rehabilitation Segment

We sell our rehabilitation products internationally through a network of wholly-owned subsidiaries and independent distributors. In Europe, we use sales forces aggregating approximately 240 direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers, and pharmacies, to sell our products.  We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets.

Surgical Implant Segment

We currently market and sell the products of our Surgical Implant Segment in the United States to hospitals and orthopedic surgeons through a network of over 160 independent commissioned sales representatives who are employed by approximately 50 sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories on consignment for their use in marketing our products and filling customer orders. Outside the United States, our surgical implant products are sold through independent distributors, principally in Japan and select countries in Europe.

To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We have developed and maintain close contractual relationships with orthopedic surgeons who assist us in developing our products. These orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with surgeons who perform various consulting services for us, including conducting clinical studies on various products, establishing protocols for use of the products and participating at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty payment. Consulting surgeons are paid consulting fees for their services.

Manufacturing

We use both in-house manufacturing capabilities and relationships with third party vendors to supply our products. Generally, we use third party vendors because they have special manufacturing capabilities or because we believe it is appropriate based on certain factors, including our in-house capacity, lead time control and cost control. Although we have certain sole source supply agreements, we believe alternate vendors are available, and we believe that adequate capacity exists at our current vendors to meet our anticipated needs.

Our manufacturing facilities are generally certified by the International Organization for Standardization (“ISO”) and generally comply with FDA current Good Manufacturing Practice (“cGMP”) and Quality System Regulations (“QSR”) requirements, which provide standards for safe and consistent manufacturing of medical devices and appropriate documentation of the manufacturing and distribution process. Many of our products carry the European Community Medical Device Directive “CE” certification mark.

Domestic Rehabilitation Segment

Our manufacturing facility in Tijuana, Mexico is our principal manufacturing facility. In the future we plan to move additional manufacturing to our Mexico facility.  Our Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.  Our Vista, California facility has achieved ISO 9001 certification, EN46001 certification and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive.  Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products and our regeneration products. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and cleanroom packaging operations and many subassemblies and components can be produced in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

We make Chattanooga division products, including electrotherapy devices, patient care products and physical therapy and chiropractic treatment tables and CPM devices, in our manufacturing facilities located in Chattanooga, Tennessee. These facilities use various manufacturing processes, including metal fabrication, coating, electronic assembly, mechanical assembly, woodworking and sewing.  Our Chattanooga, Tennessee facility has achieved ISO 13485 certification.

Our home electrotherapy devices sold in the United States and certain components and related accessories are manufactured at our Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes. Our electrotherapy products comprise a variety of components, including die cast metal parts, injection molded plastic parts, printed circuit boards, electronic components, lead wires, electrodes and other components. Parts for these components are purchased from outside suppliers and are, in some instances, manufactured on a custom basis. Our Clear Lake facility has achieved the ISO 13485:2003 certification. Our home electrotherapy devices which are sold outside the United States are primarily manufactured by outside third party vendors.

Many of the component parts and raw materials we use in our manufacturing and assembly operations are available from more than one supplier and are generally available on the open market.  We source some of our finished products from manufacturers in China as well as other third party manufacturers.  We also currently purchase certain CPM devices from a single supply source, Medireha, which is 50% owned by us. Our distribution agreement with Medireha grants us exclusive rights to the distribution of products that Medireha manufactures. The distribution agreement, which expires on August 14, 2009, also requires that we purchase a certain amount of product annually and that we seek Medireha’s approval if we choose to manufacture or distribute products that are identical or similar, or otherwise compete with the products that are the subject of the distribution agreement.

International Rehabilitation Segment

Many of the products for our International Rehabilitation Segment are manufactured in the same facilities as our Domestic Rehabilitation Segment.  We operate a manufacturing facility in Tunisia that provides bracing products for the French and other European markets.  In addition, our Ormed and Cefar-Compex businesses source most of the products they sell from third party suppliers.  Cefar-Compex currently utilizes a single vendor for many of its home electrotherapy devices.

Surgical Implant Segment

In our Surgical Implant Segment, we manufacture our products in our Austin, Texas facility. This manufacturing facility includes computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. We initially obtained ISO qualification and CE certification for this facility in 1996 and updated our ISO qualification to the ISO 13485:2003 standard in 2005.  The primary raw materials used in the manufacture of our surgical implant products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All Surgical Implant Segment products go through in-house quality control, cleaning and packaging operations.

Intellectual Property

We own or have licensing rights to U.S. and foreign patents covering a wide range of our products and have filed applications for additional patents. We have numerous trademarks registered in the United States, a number of which are also registered in countries around the world. We also assert ownership of numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, we will continue to apply for such additional patents and trademarks as we deem appropriate. However, we cannot guarantee whether our existing or future patents, if any, will afford adequate protection, whether any existing patent applications will result in issued patents, or whether our patents will be circumvented, invalidated or declared unenforceable.

Additionally, we seek to protect our non-patented know-how, trade secrets, processes and other proprietary confidential information, through a variety of methods; including having our vendors, employees and consultants sign invention assignment agreements, proprietary information agreements and confidentiality agreements and having our independent sales agents and distributors sign confidentiality agreements. However, these methods may not provide us with adequate protection. Because many of our products are regulated, proprietary information created during our development of a new or improved product may have to be disclosed to the FDA or another U.S. or foreign regulatory agency in order for us to have the lawful right to market such product. Our proprietary information may also become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have distribution rights for certain products that are manufactured by others and hold both exclusive and nonexclusive licenses under third party patents and trade secrets that cover some of our existing products and products under development. However, if any of the distribution agreements were terminated or if we lost any of these licenses, we would not be able to manufacture or sell the related products, which could have an adverse effect on our future business, financial condition and results of operations.

The validity of any of the patents or other intellectual property owned by or licensed to us may not be upheld if challenged by others in litigation. Due to these and other risks described in this Annual Report on Form 10-K, we do not rely solely on our patents and other intellectual property to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

Competition

The orthopedic devices market is highly competitive and fragmented. Some of our competitors, either alone or in conjunction with their respective parent corporate groups, have greater research and development, sales, marketing and manufacturing capabilities than we do, and thus may have a competitive advantage over us.  Although we believe that the design and quality of our products compare favorably with those of our competitors, if we are unable to offer products with the latest technological advances at competitive prices, our ability to compete successfully could be materially and adversely affected.

Given our sales history, our history of product development and the experience of our management team, we believe we are capable of effectively competing in the orthopedic devices market in the future. Further, we believe the comprehensive range of products we offer enables us to reach a diverse customer base and to use multiple distribution channels in an attempt to increase our growth across the orthopedic devices market. In addition, we believe the acquisition of the various companies and product lines which primarily now comprise our Domestic Rehabilitation Segment continues to improve the name recognition of our company and our products.

Among other things, our ability to compete is affected by our ability to:

•                  develop new products and innovative technologies;

•                  obtain regulatory clearance and compliance for our products;

•                  manufacture and sell our products cost-effectively;

•                  meet all relevant quality standards for our products and their markets;

•                  respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements;

•                  protect the proprietary technology of our products and manufacturing processes;

•                  market our products;

•                  attract and retain skilled employees and sales representatives; and

•                  maintain and establish distribution relationships.

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment competes with large, diversified corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. The primary competitors of Empi and Chattanooga are Dynatronics Corporation, Mettler Electronics Corporation, Richmar Corporation, Patterson Medical, Enraf-Nonius, Gymna-Uniphy, Acorn Engineering, International Rehabilitation Sciences, Inc. (d/b/a RS Medical) and Care Rehab. The physical therapy products market is highly competitive and fragmented. Our competitors in the CPM devices market include several multi-product companies with significant market share and numerous smaller niche competitors.  Competition in these markets is based primarily on the quality and technical features of products, product pricing and contractual arrangements with third party payors and national accounts.

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Orthofix International, N.V., Bledsoe Brace Systems and Townsend Industries Inc. In the soft goods products market, our competitors include Biomet, Inc., DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. In the cold therapy products market, our competitors include Orthofix and Stryker Corporation. Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc. Several competitors have initiated stock and bill programs similar to our OfficeCare and EmpiCare programs, and there are numerous regional stock and bill competitors. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

Our competitors for regeneration products are large, diversified orthopedic companies. In the nonunion bone growth stimulation market, our competitors include Orthofix International, N.V., Biomet, Inc. and Smith & Nephew, and in the spinal fusion market, we compete with Biomet, Inc. and Orthofix International, N.V. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

International Rehabilitation Segment

Competition for our International Rehabilitation products arises from many of the companies and types of companies that compete with our Domestic Rehabilitation segment and from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries.  Competition is based primarily on quality, innovative design and technical capability, breadth of product line, availability of and qualification for reimbursement, and price.

Surgical Implant Segment

The market for orthopedic products similar to those produced by our Surgical Implant Segment is dominated by a number of large companies, including Biomet, Inc., DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc., which are much larger and have significantly greater financial resources than we do. Our Surgical Implant Segment also faces competition from U.S.-based companies similar in size to ours, such as Wright Medical Group, Inc. and Exactech, Inc. Competition in the market in which our Surgical Implant Segment participates is based primarily on price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less-invasive therapies, greater technical capabilities, and stronger name recognition than we do.

Government Regulation

FDA and Similar Foreign Government Regulations

Our products are subject to rigorous government agency regulation in the United States and in other countries. In the United States, the FDA regulates the development, testing, labeling, manufacturing, storage, recordkeeping, premarket clearance or approval, promotion, distribution and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Our medical devices are subject to such FDA regulation.

Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk to patients using the device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with FDA QSRs, facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the Pre-market Notification 510(k) process described below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Pre-market review and clearance by the FDA is accomplished through the Pre-market Notification 510(k) procedure. In the 510(k) procedure, the manufacturer submits certain required information to the FDA in order to establish that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted or to another similar commercially available device subsequently cleared through the 510(k) process. Upon establishment of such substantial equivalence, the FDA may grant clearance to commercially market the device. By regulation, the FDA is required to respond to a 510(k) pre-market notification within 90 days of submission, but the process can take significantly longer. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Pre-market Notification submission, but the process could take longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will automatically place the device into Class III.

A Class III device is a product that has a new intended use or is based on technology that is not substantially equivalent to a use or technology with respect to a legally marketed device for which the safety and effectiveness of the device cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices generally require clinical trials involving human subjects to assess their safety and effectiveness. These clinical trials are subject to regulation by the FDA, and if federal funds are involved or if an investigator or site has signed a federal assurance, by the National Institutes of Health and by the Office for Human Research Protections. A Pre-Market Approval (“PMA”) from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption (“IDE”). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a 510(k) submission to the FDA. Only a small percentage of 510(k) submissions require clinical data to support the application. Investigational use is also required to evaluate clinically certain modifications or new intended uses of legally marketed devices. By statute and regulation, the FDA has 180 days to review a PMA that is accepted for filing, but the process generally takes significantly longer and can take up to several years.  In approving a PMA application, the FDA may require additional clinical data and may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients.

Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All our currently marketed devices are either exempt from the FDA clearance and approval process (based on our interpretation of those regulations) or we have obtained the requisite clearances or approvals (including all modifications, amendments and changes), or pre-market clearances or approvals, as appropriate, required under federal medical device law. The FDA may disagree with our conclusion that clearances or approvals were not required for specific products and may require clearances or approval for such products. In these circumstances, we may be required to cease distribution of the modified product, the devices may be subject to seizure by the FDA or to a voluntary or mandatory recall, and we also could be subject to significant fines and penalties.

Our manufacturing processes are also required to comply with cGMP and QSR requirements that cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. Failure to comply with applicable QSR or other U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or PMA approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur; the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the use and indications for which the device may be labeled or promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promotion for an unapproved or off-label use.

The FDA has broad regulatory and enforcement powers. If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions, from warning letters, fines, injunctions, consent decrees, and civil penalties, to suspension or delayed issuance of applications, seizure or recall of our products, total or partial shutdowns, withdrawals of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair or replace or refund the costs of devices we manufactured or distributed.

We must obtain export certificates from the FDA before we can export certain of our products. We are also subject to extensive regulations that are similar to those of the FDA in many of the foreign countries in which we sell our products, including those in Europe, our largest foreign market. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain countries other than in Europe require our products to be qualified before they can be marketed in those countries.

We have also implemented policies and procedures allowing us to position ourselves for the changing international regulatory environment. Our Surgical Implant Segment has received an ISO 13485:2003 certification for its facilities and an EC Certificate for its many products. Receiving ISO 13485:2003 certification assists us in meeting international regulatory requirements to allow for export of products to Japan, countries in Europe, Australia and Canada. Our Surgical Implant Segment has also met the requisites for the Canadian Medical Device Requirements.  Our Domestic Rehabilitation Segment has received ISO 9001 certification, EN46001 certification and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive.

Third Party Reimbursement

Our home therapy products, rigid knee braces, regeneration products, and certain of our soft goods are generally prescribed by physicians and are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. Customer selection of our products depends, in part, on whether third party payment amounts will be adequate. We believe that third party payors will continue to focus on measures to contain or reduce their costs through managed care and other methods. Medicare policies are important to our business because private payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending in recent years. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”). Among other things, this legislation provides for revisions to payment methodologies and other standards for durable medical equipment and orthotic devices under the Medicare program. First, the reimbursable amounts for orthotic devices were frozen through the end of 2006 and such amounts for most durable medical equipment are frozen through the end of 2008, with annual inflation adjustments thereafter in each case.  Second, the Medicare Modernization Act mandated a new competitive bidding program for durable medical equipment, orthotics, prosthetics, and supplies. In April 2007, the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through the competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding has been conducted for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices are scheduled to go into effect July 2, 2008.  In 2009, the program will be expanded to an additional 70 metropolitan statistical areas and will cover eight of the 10 first round product categories. None of our product categories are included in competitive bidding at the present time. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. In addition, CMS may use payment information from regions subject to competitive bidding to reduce Medicare reimbursement in regions not subject to competitive bidding. CMS also has proposed revising the way Medicare sets payment amounts for all new durable medical equipment, orthotics, prosthetics, and supplies, under which reimbursement could be based in part or in whole on functional assessments, price comparisons, and medical benefits assessments, although that methodology has not yet been finalized.

In addition, as mandated by the Medicare Modernization Act, in August 2006, CMS issued quality standards for suppliers, which are being applied by independent accreditation organizations. Suppliers must be accredited as meeting supplier standards as a condition of participation in competitive bidding, but all Medicare suppliers eventually must be accredited to participate in Medicare, with different deadlines based on when the supplier applies for enrollment. Those portions of our business that act as Medicare suppliers have been accredited. Moreover, the Medicare Modernization Act requires that new clinical conditions for payment of durable medical equipment be established. CMS issued a proposed rule to implement this provision in August 2004, but the agency to date only has finalized such standards for power mobility devices. Some of our products could be impacted by this requirement in the future. At this time, we cannot predict what clinical conditions will be adopted, the timing of such adoption, or the impact that the new quality standards or any new clinical conditions that are adopted may have on our business.

In 2005, CMS published a rule finalizing its “inherent reasonableness” authority, which allows adjustments to payment amounts by up to 15% per year for certain products and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount. CMS or a Medicare contractor may make a larger adjustment each year if it undertakes prescribed procedures. The regulation provides that a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than 15% would be necessary to produce a realistic and equitable payment amount. The Medicare Modernization Act, however, precludes the use of inherent reasonableness authority for payment amounts established under the competitive bidding process. CMS or a Medicare contractor could invoke its inherent reasonableness authority to reduce reimbursement levels for certain of our products, which could have a material adverse effect on our results of operations. Similarly, reduction in payment or loss of coverage under Medicare could result in similar action by private payors and have a material adverse effect on our operations.

Our international sales also depend in part upon the eligibility of our products for reimbursement through third party payors, the amount of reimbursement and the allocation of payments between the patient and third party payors. Reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. For example, in Germany, our largest foreign market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device prescribed. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products. Any developments in our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have an adverse effect on our ability to sell our products.

Fraud and Abuse

We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the health care program for active duty military, retirees and their families managed by the Department of Defense). We have no reason to believe that our operations are not in material compliance with such laws. However, because these laws and regulations are broad in scope and may change, we may be required to alter one or more of our practices to be in compliance with these laws. In addition, the occurrence of one or more violations of these laws or regulations, the challenge of our operations by a governmental authority under these laws or regulations or a change in the laws or regulations may have a material adverse effect on our financial condition and results of operations.

Anti-Kickback and Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors that set forth certain conditions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. The penalties for violating the Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Recently, certain manufacturers of implant products entered into monetary settlement agreements and deferred prosecution agreements with the U.S. Department of Justice (“DOJ”) based upon allegations that, among other things, they entered into consulting agreements with physicians as improper inducements to those physicians to use the manufacturers’ products in violation of federal anti-kickback laws. We believe that remuneration paid to surgeons with which we have agreements represents fair market value for legitimate designing, consulting and advisory services rendered on our behalf.

Our OfficeCare and EmpiCare programs are stock and bill arrangements through which we make products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us. In a February 2000 Special Fraud Alert, the Office of Inspector General (“OIG”) indicated that it may scrutinize stock and bill programs involving excessive rental payments or rental space for possible violation of the Anti-Kickback Statute, but noted that legitimate arrangements, including fair market value rental arrangements, will not be considered violations of the statute. We believe that we have structured our OfficeCare and EmpiCare programs to comply with the Anti-Kickback Statute.

The Health Insurance Portability and Accountability Act of 1995 (“HIPAA”) created two new federal crimes effective as of August 21, 1996, relating to healthcare fraud and false statements regarding healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA applies to any healthcare benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the DOJ and provided enhanced resources to support the activities and responsibilities of the HHS, OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information, as described below in greater detail under “Federal Privacy and Transaction Law and Regulations.”

Physician Self-Referral Laws

We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation,  commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician or a physician organization in which the physician participates has any financial relationship with the entity. Durable medical equipment and orthotics are included as designated health services. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under multiple state and federal statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as whistleblowers, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. A number of manufacturers have entered settlements, following allegations that they “aided and abetted” in the submission of false claims, related to pricing, off-label promotion, and other issues. Under the Deficit Reduction Act of 2006, additional requirements related to the establishment and dissemination of written policies regarding the False Claims Act were placed on certain providers of Medicare services.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We review and assess such audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards. The failure to effect corrective action to address identified deficiencies or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by such governmental programs.

We have not been subject to any governmental audits or claims documentation requests that have resulted in the identification of any material deficiencies with respect to our billing operations.  We have been subject to periodic audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes.  In January 2007, we received a warning letter from the FDA to the effect that they believed that certain discrete processes related to our Surgical Implant Segment did not conform with cGMP.  During 2007, we worked with the FDA to resolve all outstanding issues they had identified in the past as a result of their audits regarding QSR and cGMP compliance.  During the first quarter of 2008, the FDA officially concluded their investigation and all areas of concern were resolved satisfactorily.  Also, in the first quarter of 2008, we received an FDA Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices.  We believe we have corrected these issues and are implementing a recall of certain devices.  We do not believe that these observations, or any resulting recall, will have a material adverse effect on our financial condition or results of operations.  However, we cannot assure you that the FDA will not take further action in the future.

Federal Privacy and Transaction Law and Regulations

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as “protected health information” or “PHI”). Certain components of HIPAA, referred to as the “administrative simplification” provisions, were designed to improve the efficiency and effectiveness of the health care system. Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the “Privacy Rule”), (2) security standards (the “Security Rule”), (3) standards for electronic transactions (the “Transactions Rule”), and (4) standard unique national provider identifier (“NPI Rule”). We refer to these rules as the Administrative Simplification Rules. CMS has also issued regulations governing the enforcement of the Administrative Simplification Rules. Sanctions for violation of HIPAA and /or the Administrative Simplification Rules include criminal and civil penalties.

HIPAA applies to “covered entities,” which includes certain health care providers who conduct certain transactions electronically. As such, HIPAA and the Administrative Simplification Rules apply to certain aspects of our business.

In brief, the Privacy Rule (1) places restrictions on the use and disclosure of PHI, (2) requires covered entities to provide individuals with certain “rights” such as the right to access or amend certain PHI, or obtain a list of non-routine disclosures, and (3) mandates that covered entities implement various administrative requirements to ensure compliance with the other aspects of the Privacy Rule. The Security Rule requires covered entities to develop and implement physical, administrative and technical safeguards to protect electronic PHI. The Privacy and Security Rules also require covered entities to contractually bind certain service providers (called “business associates”) to an agreement that requires the business associate to restrict its uses and disclosures of PHI, as well as safeguard PHI. The Transactions Rule mandates the use of uniform electronic interchange formats in connection with specific health care transactions, such as payment and remittance advice. The NPI Rule requires health care providers to obtain and use a unique identifier in connection with conducting certain standard transactions.

The effective date for all of the Administrative Simplification Rules outlined above has passed, and, as such, all of the Administrative Simplification Rules are in effect. To the extent applicable to our operations, we are currently in compliance with HIPAA and the applicable Administrative Simplification Rules.

Employees

As of December 31, 2007, we had approximately 4,875 employees. Of these, approximately 3,100 were engaged in production and production support, 150 in research and development, approximately 1,100 in sales and support, and approximately 525 in various administrative capacities including third party billing.  Of these employees, approximately 2,300 were located in the United States, approximately 1,950 were located in Mexico and approximately 625 were located in various other countries, primarily in Europe.  Our workforce in the United States is not unionized; however, portions of our workforce in Europe are unionized.  We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 11 “Segment and Geographic Information” under notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Available Information

We have made available free of charge through our website, www.reableinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”).  This information can be found under the “Company-SEC filings” page of our website.  Our SEC reports are also available free of charge on the SEC website, www.sec.gov.  Also available free of charge on our website are our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers found under the “Company-Governance Information” page of our website.

ITEM 1A.  RISK FACTORS

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business operations, our debt level and government regulations.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related To Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

Due to the DJO Merger, we are highly leveraged. As of December 31, 2007, our total indebtedness was $1,832.8 million. We have an additional $99.1 million available for borrowing under our new revolving credit facility, net of $0.9 million used for letters of credit.

Our high degree of leverage could have important consequences, including:

•                  making it difficult for us to make payments on our 10.875% Notes and our 11.75% Notes (the “Notes”) and other debt;

•                  increasing our vulnerability to general economic and industry conditions;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  exposing us to the risk of increased interest rates as certain of our borrowings, including certain borrowings under our New Senior Secured Credit Facility, will be subject to variable rates of interest;

•                  limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may be able to incur substantial additional indebtedness in the future. Although our New Senior Secured Credit Facility and each of the indentures governing the Notes, which we refer to as the 10.875% Indenture and the 11.75% Indenture (or collectively, the “Indentures”), contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. In addition, the Indentures will not prevent us from incurring obligations that do not constitute indebtedness under the Indentures.

Our cash paid for interest for the year ended December 31, 2007 was $70.2 million compared to $30.0 million for the year ended December 31, 2006 (combined basis).  As of December 31, 2007, we had $1,069.2 million of debt subject to floating interest rates, including $1,065.0 million under the New Senior Secured Credit Facility.  Although we currently have interest rate swaps in place to hedge against rising interest rates (see Note 8 to our audited consolidated financial statements) any additional borrowings we make under the New Senior Secured Credit Facility will also be subject to floating interest rates.  Based on our current debt balances, we expect our annual cash payments for interest to increase to approximately $165.2 million starting in 2008.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our New Senior Secured Credit Facility and the Indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                  make certain investments;

•                  sell certain assets;

•                  create liens;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                  enter into certain transactions with our affiliates.

In addition, we are required to satisfy and maintain a specified senior secured leverage ratio, which becomes more restrictive over time. This covenant could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, it may restrict our ability to conduct and expand our business and pursue our business strategies. Our ability to meet this senior secured leverage ratio can be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will meet the senior secured leverage ratio in the future or at all.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under the New Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the New Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the New Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the New Senior Secured Credit Facility. If the lenders under the New Senior Secured Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts borrowed under the New Senior Secured Credit Facility, as well as our unsecured indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures could affect the operation and growth of our business and may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In that case, we may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and the proceeds from those dispositions may not be adequate to meet any debt service obligations then due. Additionally, our New Senior Secured Credit Facility and the Indentures governing the Notes limit the use of the proceeds from dispositions of assets; as a result, we may not be permitted, under our New Senior Secured Credit Facility and the Indentures governing the Notes, to use the proceeds from such dispositions to satisfy all current debt service obligations.

We may not be able to repurchase the Notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest.  The source of funds for any such purchase of the Notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control.  Further, we will be contractually restricted under the terms of our New Senior Secured Credit Facility from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our New Senior Secured Credit Facility. Our failure to repurchase the notes upon a change of control would cause a default under the Indentures governing the Notes and a cross-default under the New Senior Secured Credit Facility. Our New Senior Secured Credit Facility also provides that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

The lenders under the New Senior Secured Credit Facility will have the discretion to release the guarantors under the new senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Notes.

While any obligations under the New Senior Secured Credit Facility remain outstanding, any guarantee of the Notes may be released without action by, or consent of, any holder of the Notes or the trustee under the Indentures governing the Notes, at the discretion of lenders under the New Senior Secured Credit Facility, if the related guarantor is no longer a guarantor of obligations under the New Senior Secured Credit Facility. The lenders under the New Senior Secured Credit Facility will have the discretion to release the guarantees under the New Senior Secured Credit Facility in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Transfer of the Notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the Notes.

The 10.875 % Notes were offered and sold in November 2007 to institutional investors and are eligible for trading in the PORTAL market. The 11.75% Notes were registered with the Securities and Exchange Commission in 2007 and are publicly traded.

We do not intend to apply for a listing of the Notes on a securities exchange or on any automated dealer quotation system. There is currently no established market for the 10.875% Notes and we cannot make assurances as to the liquidity of markets for the 11.75% Notes or markets that may develop for the 10.875% Notes, the ability to sell the Notes or the price at which a holder may be able to sell the Notes. If such markets were to exist, the Notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operating performance and other factors.  We cannot assure you that an active market for the 10.875% Notes will develop or, if developed, that it will continue. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions and any such disruptions may adversely affect the prices at which you may sell your Notes.

Risks Related To Our Business

We may not be able to successfully integrate businesses that we have recently acquired, or businesses we may acquire in the future, and we may not be able to realize the anticipated cost savings, revenue enhancements or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results is highly dependent on our ability to successfully integrate businesses that we have recently acquired and other businesses we acquire in the future. The process of integrating such acquired businesses involves risks. These risks include, but are not limited to:

•                  demands on management related to the significant increase in the size of our business;

•                  diversion of management’s attention from the management of daily operations to the integration of newly acquired operations;

•                  difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies;

•                  difficulties in conforming the acquired company’s accounting policies to ours;

•                  increased exposure to risks relating to business operations outside the United States;

•                  retaining the loyalty and business of the customers of acquired businesses;

•                  retaining employees that may be vital to the integration of the acquired business or to the future prospects of the combined businesses;

•                  difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records and procedures, and maintaining uniform standards, such as internal accounting controls, procedures and policies; and

•                  costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate the operations of ReAble with the operations of DJO Opco or any other acquired businesses may result in reduced levels of revenue, earnings or operating efficiency than we have achieved or might have achieved if we had not acquired such businesses, and loss of customers of the acquired businesses.

In addition, an important part of our strategy is to generate revenue growth by cross selling products through the expanded distribution network achieved following the acquisition of businesses. Our ability to successfully cross sell our products to the extent we anticipate or at all is subject to considerable uncertainty. To the extent we are not successful in our cross selling efforts, our revenues and income will be adversely affected.

Furthermore, even if we are able to integrate successfully the operations of DJO Opco with the operations of ReAble, as well as other businesses we have recently acquired, or any other acquired business, we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from the acquisitions, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•                  the use of more cash or other financial resources on integration and implementation activities than we expect;

•                  increases in other expenses unrelated to the acquisitions, which may offset the cost savings and other synergies from the acquisitions;

•                  our ability to eliminate effectively duplicative back office overhead and overlapping and redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities; and

•                  our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Specifically, we expect the DJO Merger to create significant opportunities to reduce our manufacturing and other costs. We expect to achieve cost savings by leveraging newly acquired low-cost manufacturing capabilities, rationalizing our combined manufacturing and distribution footprints, increasing procurement savings and eliminating duplicative overhead functions. We also expect to receive cost savings from initiatives we have undertaken in connection with a number of our previously completed acquisitions. However, while these anticipated cost savings reflect estimates and assumptions made by our management as to the benefits and associated expenses with respect to our cost savings initiatives, it is possible that these estimates and assumptions may not ultimately reflect actual results. In addition, these estimated cost savings are only estimates and may not actually be achieved in the timeframe anticipated or at all.

If we fail to realize anticipated cost savings, synergies or revenue enhancements, our financial results will be adversely affected, and we may not generate the cash flow from operations that we anticipated, or that is sufficient to repay our indebtedness.

We may experience substantial fluctuations in our quarterly operating results and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•                  demand for many of our products, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent;

•                  our ability to meet the demand for our products;

•                  the direct distribution of our products in foreign countries that have seasonal variations;

•                  the number, timing and significance of new products and product introductions and enhancements by us and our competitors, including delays in obtaining government review and clearance of medical devices;

•                  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•                  the impact of any acquisitions that occur in a quarter;

•                  the impact of any changes in generally accepted accounting principles;

•                  changes in pricing policies by us and our competitors and reimbursement rates by third party payors, including government healthcare agencies and private insurers;

•                  the loss of any of our significant distributors;

•                  changes in the treatment practices of orthopedic and spine surgeons, primary care physicians, and pain-management specialists, and their allied healthcare professionals; and

•                  the timing of significant orders and shipments.

Accordingly, our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period.

We operate in a highly competitive business environment, and our inability to compete effectively could adversely affect our business prospects and results of operations.

We operate in highly competitive and fragmented markets. Our Domestic Rehabilitation Segment and International Rehabilitation Segment compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Our Surgical Implant Segment competes with a small number of very large companies that dominate the market, as well as other companies similar to our size. We may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to us, many of our competitors have:

•                  greater financial, marketing and other resources;

•                  more widely accepted products;

•                  a larger number of endorsements from healthcare professionals;

•                  a larger product portfolio;

•                  superior ability to maintain new product flow;

•                  greater research and development and technical capabilities;

•                  patent portfolios that may present an obstacle to the conduct of our business;

•                  stronger name recognition;

•                  larger sales and distribution networks; and/or

•                  international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping our products manufactured in the United States to international customers.

Accordingly, we may be at a competitive disadvantage with respect to our competitors. These factors may materially impair our ability to develop and sell our products.

If we are unable to develop or license new products or product enhancements or find new applications for our existing products, we will not remain competitive.

The markets for our products are characterized by continued new product development and the obsolescence of existing products. Our future success and our ability to increase revenues and make payments on our indebtedness will depend, in part, on our ability to develop, license, acquire and distribute new and innovative products, enhance our existing products with new technology and find new applications for our existing products. However, we may not be successful in developing, licensing or introducing new products, enhancing existing products or finding new applications for our existing products. We also may not be successful in manufacturing, marketing and distributing products in a cost-effective manner, establishing relationships with marketing partners, obtaining coverage of and satisfactory reimbursement for our future products or product enhancements or obtaining required regulatory clearances and approvals in a timely fashion or at all. If we fail to keep pace with continued new product innovation or enhancement or fail to successfully commercialize our new or enhanced products, our competitive position, financial condition and results of operations could be materially and adversely affected.

In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, or if new applications that we develop for existing products do not work as planned, our ability to market these and other products could be substantially delayed, and we could ultimately become subject to product liability litigation, resulting in lost revenues, potential damage to our reputation and/or delays in regulatory clearance. In addition, approval of our products or obtaining acceptance of our products by physicians, physical therapists and other healthcare professionals that recommend and prescribe our products could be adversely affected.

The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products.

A key aspect of the development and sale of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

In response to pressure from certain groups (mostly orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting the activities of our sales representatives in those jurisdictions where such legislation or regulations are enacted. Furthermore, because the sales of orthotic devices are driven in part by the number of professionals who fit and sell them, laws that limit these activities could reduce demand for these products. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse effect on our business.

In addition, efforts have been made to establish similar requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although the CMS Services have not implemented this requirement, we cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and independent sales representatives fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted.

The sales and distribution of certain of our orthopedic products, regeneration products and our surgical implant products depend, in part, on our relationships with a network of third party distributors and independent commissioned sales representatives. These third party distributors and independent sales representatives maintain the relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our core product offerings. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third party distributors and sales representatives that market and sell our products, or if our existing third party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

We rely on our own direct sales force for certain of our products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely on our own direct sales force of over 350 representatives in the United States and over 170 representatives in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our results of operations.

The success of all of our products depends heavily on our relationships with healthcare professionals who prescribe and recommend our products, and our failure to maintain or develop these relationships could adversely affect our business.

We have developed and maintain close relationships with a number of orthopedic surgeons, primary care physicians, other specialist physicians, physical therapists, athletic trainers, chiropractors and other healthcare professionals. We believe that sales of our products depend significantly on their recommendations of our products. Acceptance of our products depends on educating the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to the products offered by our competitors and on training healthcare professionals in the proper use and application of our products. Failure to maintain these relationships and develop similar relationships with other leading healthcare professionals could result in a less frequent recommendation of our products, which may adversely affect our sales and profitability.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 27.0% of our net revenues from customers outside the United States for the year ended December 31, 2007, and approximately 25.0% on a pro forma basis for the year ended December 31, 2007. Doing business in foreign countries exposes us to a number of risks, including the following:

•                  fluctuations in currency exchange rates;

•                  imposition of investment, currency repatriation and other restrictions by foreign governments;

•                  potential adverse tax consequences, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, which, among other things, may preclude payments or dividends from foreign subsidiaries from being used for our debt service, and exposure to adverse tax regimes;

•                  difficulty in collecting accounts receivable and longer collection periods;

•                  the imposition of additional foreign governmental controls or regulations on the sale of our products;

•                  intellectual property protection difficulties;

•                  changes in political and economic conditions;

•                  difficulties in attracting high-quality management, sales and marketing personnel to staff our foreign operations;

•                  labor disputes;

•                  import and export restrictions and controls, tariffs and other trade barriers;

•                  increased costs of transportation or shipping;

•                  exposure to different approaches to treating injuries;

•                  exposure to different legal, regulatory and political standards; and

•                  difficulties of local governments in responding to severe weather emergencies, natural disasters or other such similar events.

In addition, as we grow our operations internationally, we will become increasingly dependent on foreign distributors and sales agents for our compliance and adherence to foreign laws and regulations that we may not be familiar with, and we cannot assure you that these distributors and sales agents will adhere to such laws and regulations or adhere to our own business practices and policies. Any violation of laws and regulations by foreign distributors or sales agents or a failure of foreign distributors or sales agents to comply with our business practices and policies could result in legal or regulatory sanctions against us or potentially damage our reputation in that respective international market. If we fail to manage these risks effectively, we may not be able to grow our international operations, and our business and results of operations may be materially adversely affected.

Fluctuations in foreign exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our foreign operations expose us to currency fluctuations and exchange rate risks, and the DJO Merger has increased that exposure. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Norwegian Krone, Danish Krone and Swedish Krona. Sales denominated in foreign currencies accounted for approximately 21.2% of our consolidated net sales for the year ended December 31, 2007, of which 18.9% were denominated in the Euro. On a pro forma basis, sales denominated in foreign currencies accounted for approximately 21.5% of our consolidated net sales for the year ended December 31, 2007, of which 16.3% were related to the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our audited consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. In addition, certain costs associated with our Mexico-based manufacturing operations are incurred in Mexican Pesos.  As of December 31, 2007, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $10.7 million.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.  Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

We may not be able to effectively manage our currency translation risks, and volatility in currency exchange rates may adversely affect our financial condition and results of operations.

If adequate levels of reimbursement coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products, and our sales may decline.

Our sales depend largely on whether there is adequate reimbursement coverage by government healthcare programs, such as Medicare and Medicaid, and by private payors. We believe that surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase our products if these third party payors do not provide satisfactory reimbursement for the costs of our products or the procedures involving the use of our products. Consequently, we may be unable to sell our products on a profitable basis if third party payors deny coverage, reduce their current levels of reimbursement or fail to cause their levels of reimbursement to rise quickly enough to cover cost increases.

Changes in the coverage of, and reimbursement for, our products by these third party payors could have a material adverse effect on our results of operations. Third party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, decide not to reimburse for treatments that include the use of our products. They may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Medicare frequently engages in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. Because many private payors model their coverage and reimbursement policies on Medicare policies, third party payors’ coverage of, and reimbursement for, our products could be negatively impacted by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

Our international sales also depend in part upon the coverage and eligibility for reimbursement of our products through government-sponsored healthcare payment systems and third party payors, the amount of reimbursement and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. For example, in Germany, our largest foreign country market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device purchased. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products.

Any developments in the United States or our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have an adverse effect on our ability to sell our products.

Recent changes in coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

The Medicare Modernization Act mandates a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment, including many of our products. These changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

Prefabricated orthotic devices and certain durable medical equipment, including many of our products, may be subject to a competitive bidding process established under the Medicare Modernization Act. In April 2007, CMS issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Competitive bidding will go into effect July 1, 2008 initially in ten metropolitan statistical areas and will apply to ten product categories. In 2009, the program will be expanded to 70 additional metropolitan statistical areas and apply to eight product categories.  The program is expected to be expanded to additional areas thereafter, and additional product categories may be selected. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. None of our products were included in the initial round of items subject to bidding; however, there is no assurance they will not be included in the future. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price, or coverage for such products being discontinued altogether. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals, we may not be successful in the future in receiving such approvals in a timely manner or at all. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, we could suffer a material adverse effect on our revenues and growth.

If we fail to obtain regulatory approval for the modification of, or new uses for, our products, our growth and operating results could suffer.

In order to market modifications to our existing products or market our existing products for new indications, we may be required to obtain pre-market approvals, pre-market approval supplements or pre-market clearances. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, the FDA can review and disagree with a manufacturer’s decision. We may not be successful in receiving such approvals or the FDA may not agree with our decisions not to seek approvals, supplements or clearances for any particular device modification. The FDA may require an approval or clearance for any past or future modification or a new indication for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA. If the FDA requires us to obtain pre-market approvals, pre-market approval supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve such submissions in a timely manner, if at all. Because a significant portion of our revenues is generated by products that are modified or used for new treatments, delays or failures in obtaining such approvals could reduce our revenue and adversely affect our operating results.

We may fail to receive positive clinical results for our products in development that require clinical trials, and even if we receive positive clinical results, we may still fail to receive the necessary clearance or approvals to market our products.

In the development of new products or new indications for, or modifications to, existing products, we may conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data we need to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. Failure to comply with such regulation, including, but not limited to, failure to obtain adequate consent of subjects, failure to adequately disclose financial conflicts or failure to report data or adverse events accurately, could result in fines, penalties, suspension of trials, and the inability to use the data to support an FDA submission. In the international market, we are subject to regulations for clinical studies in each respective country.

If we fail to comply with the various regulatory regimes for the foreign markets in which we operate, our operational results could be adversely affected.

In many of the foreign countries in which we market our products, we are subject to extensive regulations that are similar to those of the FDA, including those in Europe. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including those outside Europe, require our products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on our business.

The FDA regulates the export of medical devices to foreign countries and certain foreign countries may require FDA certification that our products are in compliance with U.S. law.  If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse effect on our revenues and growth.

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a warning letter or could otherwise be required to take corrective action and, in severe cases, suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We have received FDA warning letters in the past.  Most recently, we received a warning letter in January 2007 in which the FDA investigator concluded that we had failed to establish and maintain adequate procedures for handling and investigating complaints, failed to establish and maintain procedures for changes to specifications and processes, including verification or validation of such changes, and found that these failures caused certain products to be misbranded. In the warning letter, the FDA informed us that we would not receive premarket approval for Class III devices to which these issues are reasonably related until the issues have been corrected. During 2007, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues.  During the first quarter of 2008, the FDA concluded their follow-up investigation concerning the January 2007 warning letter.  We received no observations and all areas of concern were addressed satisfactorily.  Also, in the first quarter of 2008, we received an FDA Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices.  We believe we have corrected these issues and are implementing a recall of certain devices.  We do not believe that these observations, or any resulting recall, will have a material adverse effect on our financial condition or results of operations.  However, we cannot assure you that the FDA will not take further action in the future.

If the OIG, the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse effect on us.

We have entered into written agreements for designing and consulting services with physicians for surgical implant products, and we compensate them under our designing physician agreements for services in developing products sold by us.  We also seek the assistance of physicians in the design and evaluation of bracing and other rehabilitative products. The form of compensation for such services has historically been a royalty on the sale of our products in the cases where the physician has contributed to the design of the product. We compensate the physicians under consulting agreements for assistance with product development and clinical efforts. We believe that in each instance remuneration paid to physicians represents fair market value for the services provided and is otherwise in compliance with applicable laws. We also use an independent sales force for products for which we provide compliance-related training. The sales force has generally been compensated on commission based on a percentage of revenues generated by products sold as is typical in our industry. We also pay physicians certain rental and office support fees under our OfficeCare and EmpiCare programs. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare and EmpiCare programs fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse effect on our surgical implant business and possibly on our other lines of business. The federal government has significantly increased investigations of medical device manufacturers with regards to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products and recently has entered into deferred prosecution and corporate integrity agreements with such manufacturers. Such investigations and enforcement activities often arise based on allegations of violations of the federal Anti-Kickback Statute. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

Additionally, we participate in the government’s Federal Supply Schedule program for medical equipment, whereby we contract with the government to supply certain of our products. Participation in this program requires us to follow certain pricing practices and other contract requirements. Failure to comply with such pricing practices and/or other contract requirements could result in delays in payment or fines or penalties, which could reduce our revenues or profits.

We could be subject to governmental investigations under various healthcare “fraud and abuse” laws with respect to our business arrangements with prescribing physicians and other health care professionals.

We are directly, or indirectly through our clients, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•                  the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing or arranging for or recommending of a good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid, Veterans Administration health programs, and TRICARE;

•                  several federal False Claims statutes, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•                  HIPAA prohibits executing a scheme to defraud any healthcare benefit program, and also prohibits false statements, defined as knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•                  the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare and Medicaid patients by a physician to an entity for the provision of certain designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral; and

•                  state law equivalents to the Anti-Kickback Statute, the false claims provisions, the Stark Law and the physician self-referral prohibitions, some of which may apply even more broadly than their federal counterparts because they are not limited to government reimbursed items and include items or services reimbursed by any payor.

The federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute.

These laws and regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the law has been violated. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming. Any failure to make required changes could result in our losing business or our existing business practices being challenged as unlawful.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

Healthcare reform and the healthcare industry’s response to rising healthcare costs have resulted in a significant expansion of managed care organizations and buying groups. This growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our products, we have historically experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States. We expect healthcare reform and managed care to continue to develop in the United States and these international markets and put further downward pressure on product pricing, which may adversely affect our sales and profitability.

Our products are subject to recalls even after receiving FDA or foreign regulatory clearance or approval. Product recalls could harm our reputation and business.

We are subject to ongoing medical device reporting regulations that require us to report to the FDA or similar governmental authorities in other countries if our products cause, or contribute to, death or serious injury, or malfunction in a way that would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require us to recall our products in the event of  actual or potential material deficiencies or defects in design manufacturing, or labeling, and we have been subject to product recalls in the past. In addition, in light of an actual or potential material deficiency, defect in design, manufacturing, or labeling, we may voluntarily elect to recall our products. A government mandated or voluntary recall by us could occur as a result of actual or potential component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with our customers and with the healthcare professionals that use, prescribe and recommend our products. We could have product recalls that result in significant costs to us in the future, and such recalls could have a material adverse effect on our business.

Product liability claims may harm our business, particularly if the number of claims increases significantly or our product liability insurance proves inadequate.

The manufacture and sale of orthopedic devices and related products exposes us to a significant risk of product liability claims. From time to time, we have been, and we are currently, subject to a number of product liability claims alleging that the use of our products resulted in adverse effects. Even if we are successful in defending against any liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business. If there is a significant increase in the number of product liability claims, our business could be adversely affected.

We currently carry product liability insurance up to a limit of $25.0 million, subject to aggregate self-insurance retention of $750,000 and a deductible of $50,000 on non-invasive and $250,000 on invasive products. Our insurance policy is subject to annual renewal. Product liability claims made against us may exceed the coverage limit of our policy or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risks that our insurers will exclude from coverage claims made against us or that our insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

As of December 31, 2007, we exceeded the coverage limits for certain historical product liability claims.  The estimated exposure related to these claims has been accrued in our consolidated balance sheet as of that date.

As a result of the DJO Merger, our concentration of manufacturing operations in Mexico increases our business and competitive risks.

As a result of the DJO Merger, our most significant manufacturing facility is our facility in Tijuana, Mexico, and we also have a relatively small manufacturing operation in Tunisia. In addition, during the first quarter of 2008, we expect to initiate the transfer of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also may move portions of our other manufacturing activities to Mexico in the future. Our current and future foreign operations are subject to risks of political and economic instability inherent in activities conducted in foreign countries. Because there are no readily accessible alternatives to these facilities, any event that disrupts manufacturing at or distribution or transportation from these facilities would materially adversely affect our operations. In addition, as a result of this concentration of manufacturing activities, our sales in foreign markets may be at a competitive disadvantage to products manufactured locally due to freight costs, custom and import duties and favorable tax rates for local businesses.

If we lose one of our key suppliers or one of our contract manufacturers stops making the raw materials and components used in our products, we may be unable to meet customer orders for our products in a timely manner or within our budget.

We rely on a limited number of foreign and domestic suppliers for the raw materials and components used in our products. One or more of our suppliers may decide to cease supplying us with raw materials and components for reasons beyond our control. FDA regulations may require additional testing of any raw materials or components from new suppliers prior to our use of those materials or components. In addition, in the case of a device which is the subject of a pre-market approval, we may be required to obtain prior FDA permission (which may or may not be given), which could delay or prevent our access or use of such raw materials or components. If we are unable to obtain materials we need from our suppliers or our agreements with our suppliers are terminated, and we cannot obtain these materials from other sources, we may be unable to manufacture our products to meet customer orders in a timely manner or within our manufacturing budget. In that event, our business and results of operations could be adversely affected.

In addition, we rely on third parties to manufacture some of our products. For example, Medireha GmbH (“Medireha”), which is 50% owned by us, has been a supplier for a significant portion of our CPM devices. CPM devices represented approximately 5% of our net sales for the year ended December 31, 2007. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources on acceptable terms, within a reasonable amount of time or at all. We also use a single source for many of the devices Cefar and Compex distribute. In addition, if our agreements with the manufacturing companies were terminated, we may not be able to find suitable replacement within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In fiscal year 2007, we obtained approximately 16.1% of our total purchased materials from suppliers in China and other parts of Asia and on a pro forma basis 19.9%. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

In addition, we purchase the microprocessor used in the OL1000 and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by a single supplier. In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them. Establishment of additional or replacement suppliers for these components cannot be accomplished quickly.

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and may not be able to operate our business profitably.

We rely on a combination of patents, trade secrets, copyrights, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights in our products and the processes for the development, manufacture and marketing of our products.

We use non-patented, proprietary know-how, trade secrets, processes and other proprietary information and currently employ various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants, and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of such information in order for us to have the right to market a product. Trade secrets, know-how and other unpatented proprietary technology may also otherwise become known to or independently developed by our competitors.

In addition, we also hold U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also apply for additional patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection, and our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot assure you that our existing or future patents, if any, will afford us adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that our patents will not be circumvented, invalidated or declared unenforceable. In addition, certain of our subsidiaries have not always taken commercially reasonable measures to protect their ownership of some of their patents. While such measures are currently employed and have been employed by us in the past, disputes may arise as to the ownership, or co-ownership, of certain of our patents. We do not consider patent protection to be a significant competitive advantage in the marketplace for electrotherapy devices. However, patent protection may be of significance with respect to our orthopedic technology.

Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. We could also incur substantial costs in any such proceedings. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may also be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

In addition, we hold patent and other intellectual property licenses from third parties for some of our products and on technologies that are necessary in the design and manufacture of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which in turn could harm our business.

Our operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

Litigation involving patents and other intellectual property rights is common in our industry, and companies in our industry have used intellectual property litigation in an attempt to gain a competitive advantage. We may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If we lose any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, seek licenses and/or pay ongoing royalties to third parties, require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse effect on our results of operations and financial condition.

We have brought, and may in the future also bring, actions against third parties for an infringement of our intellectual property rights. We may not succeed in such actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or enforce our intellectual property rights could seriously detract from the time our management would otherwise devote to running our business. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

Our business strategy relies on certain assumptions concerning demographic and other trends that impact the market for our products. If these assumptions prove to be incorrect, demand for our products may be lower than we currently expect.

Our ability to achieve our business objectives is subject to a variety of factors, including the relative increase in the aging of the general population and an increase in participation in exercise and sports and more active lifestyles. In addition, our business strategy relies on an increasing awareness and clinical acceptance of non-invasive, non-systemic treatment and rehabilitation products, such as electrotherapy. We believe that these trends will increase the need for our orthopedic, physical therapy, regenerative and surgical implant products. The projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by healthcare professionals and patients prove to be incorrect or do not materialize. If our assumptions regarding these factors prove to be incorrect, we may not be able to successfully implement our business strategy, which could adversely affect our results of operations. In addition, the perceived benefits of these trends may be offset by competitive or business factors, such as the introduction of new products by our competitors or the emergence of other countervailing trends.

We may expand into new markets through the development of new products and our expansion may not be successful.

We may attempt to expand into new markets through the development of new product applications based on our existing specialized technology and design capabilities. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets may be costly and may not result in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition in new markets. Such expansion efforts into new markets could be unsuccessful.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device, orthopedic and physical therapy products companies, are consolidating to create larger companies. As the healthcare industry consolidates, competition to provide products and services to industry participants may become more intense. In addition, many of our customers are also consolidating, and our customers and other industry participants may try to use their purchasing power to negotiate price concessions or reductions for the products that we manufacture and market. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues could decrease, and our business, financial condition and results of operations could be adversely affected.

We could incur significant costs complying with environmental and health and safety requirements, or as a result of liability for contamination or other harm caused by hazardous materials that we use.

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharges to air and water, the clean up of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent workers. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause.  We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, which could be material.

Our reported results may be adversely affected by increases in reserves for contractual allowances, rebates, product returns, rental credits, uncollectible accounts receivable and inventory.

Our net sales and profitability are affected by changes in reserves to account for contractual allowances, rebates, product returns, rental credits, uncollectible accounts receivable and inventory. Any increase in our reserves for contractual allowances, rebates, product returns, rental credits, uncollectible accounts receivable or inventory could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

We have established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits.  Significant management judgment must be used and estimates must be made in connection with establishing the reserves for contractual allowances, rebates, product returns, rental credits and other allowances in any accounting period.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We provide for these reserves by reducing our gross revenue.  We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers.  We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation Segment. We estimate bad debt expense based upon historical experience and current relationships with our customers and providers.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Our reserve for rebates accounts for incentives that we offer to certain of our distributors.  These rebates generally are attributable to sales volume, sales growth and to reimburse the distributor for certain discounts.  We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

The reserve for product returns accounts for customer returns of our products after purchase. These returns are mainly attributable to a third party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. If we increase the percentage of our sales made pursuant to agreements providing for reimbursement below invoice price or if customers return products at a higher than estimated rate, we may be required to increase our sales allowance and product return reserves beyond their current levels.

Our reserve for rental credits recognizes a timing difference between billing of a purchase and processing of a rental credit associated with some of our electrotherapy and traction devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing of the purchase and processing of the rental credit. Our rental credit reserve accounts for unprocessed rental credits based on the number of devices converted to purchase. If the frequency of rental to purchase conversion increases, we may be required to increase our rental credit reserve beyond its current level.

The nature of our business requires us to maintain sufficient inventory on hand at all times to meet the requirements of our customers.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products.

All of our segments consign a portion of their inventory to allow their products to be immediately dispensed to patients.  This requires a large amount of inventory to be on hand for the products we sell on consignment.  It also increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our possession, we maintain additional reserves for these products based on the results of periodic inventory counts and historical trends.

Certain administrative functions relating to the OfficeCare and Insurance channels have been outsourced to a third party contractor and this arrangement may not prove successful.

The OfficeCare sales channel maintains a range of products (mostly soft goods) on hand at over 1,200 healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In the Insurance channel, products are provided, principally custom-made rigid knee braces, directly to patients. In both situations, patients or their third party payors are billed after the product is provided to the patient. The revenue cycle of this program is outsourced, from billing to collections, to an independent third party contractor. The outsource contractor that we have used has undergone significant changes in its business operations in the last two years, including relocating some administrative functions overseas, in order to improve performance from order entry to collections. The contractor may also upgrade the software system used in these revenue cycle processes. The inability of this provider to successfully upgrade its processes or demonstrate acceptable billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare and Insurance channels. In addition, we may transition all or part of these administrative functions to internal departments in the future and that transition may not be successful.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

A significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California we manufacture our custom rigid bracing products, which remain in the United States to facilitate quick turn-around on custom orders, vascular products, and our regeneration product line. Our clinical electrotherapy devices, patient care products, physical therapy and chiropractic treatment tables and certain CPM devices are manufactured in our facilities located in Chattanooga, Tennessee. Our home electrotherapy devices sold in the United States as well as some components and related accessories are manufactured at our facility in Clear Lake, South Dakota. In our Surgical Implant Segment, we manufacture our products in our manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

We may pursue, but may not be able to identify, finance or successfully complete, other strategic acquisitions.

Our growth strategy may include the pursuit of acquisitions, both domestically and internationally. However, we may not be able to identify acceptable opportunities or complete acquisitions of targets in a timely manner or on acceptable terms. In addition, acquisitions involve a number of risks, including those set forth under the risk factor captioned “We may not be able to successfully integrate businesses that we have recently acquired, or businesses we may acquire in the future, and we may not be able to realize the anticipated cost savings, revenue enhancements or other synergies from such acquisitions.” To the extent we are unable to consummate acquisitions, we will experience slower than expected growth.

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available on favorable terms, if available at all. We may not be able to successfully integrate or operate profitably any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition that could have an adverse effect on our results of operations in the period in which the expense is recognized. If we complete acquisitions, or obtain financing for them, on unfavorable terms, or if we fail to properly integrate an acquired business, our financial condition and results of operations would be adversely affected.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase sales of our products or generate revenue growth.

The growth that we have experienced, and in the future may experience, including due to acquisitions, may provide challenges to our organization, requiring us to expand our personnel, manufacturing and distribution operations. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may be unable to increase sales of our products or generate revenue growth.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

Our future success will depend, in part, upon the continued service of key managerial, research and development staff and sales and technical personnel. In addition, our future success will depend on our ability to continue to attract and retain other highly qualified personnel. Our executive officers have substantial experience and expertise in our industry. Our future success depends, to a significant extent, on the abilities and efforts of our executive officers and other members of our management team. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Our failure to do so could have a material adverse effect on our business.

Affiliates of Blackstone own substantially all of the equity interest in us and may have conflicts of interest with us or investors in the future.

Investment funds affiliated with Blackstone collectively beneficially own 98.74% of our capital stock, and Blackstone designees hold a majority of the seats on our board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

Additionally, Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

If we do not achieve and maintain effective internal controls over financial reporting, we could fail to accurately report our financial results.

During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. In the event we are unable to identify and correct deficiencies in our internal controls in a timely manner, we may not record, process, summarize and report financial information accurately and within the time periods required for our financial reporting under the terms of the agreements governing our indebtedness.

We have completed a significant number of acquisitions in the past several years, and may continue to pursue growth through strategic acquisitions. Among the risks associated with acquisitions are the risks of control deficiencies that result from the integration of the acquired business. In connection with the integration of our recent acquisitions and our continuous assessment of internal controls, including with respect to acquired foreign operations, we have identified certain internal control deficiencies that we have remedied or for which we have undertaken steps to remediate.

It is possible that control deficiencies could be identified by our management or independent registered public accounting firm in the future or may occur without being identified. Such a failure could negatively impact the market price and liquidity of the Notes, cause security holders to lose confidence in our reported financial condition, lead to a default under our New Senior Secured Credit Facility and otherwise materially adversely affect our business and financial condition.

ITEM 2.  PROPERTIES

Our corporate headquarters are in Vista, California.  The operations of our Domestic Rehabilitation Segment are based in Vista, California; Chattanooga, Tennessee and St. Paul, Minnesota. Our International Rehabilitation Segment’s headquarters are in Guildford, England; Freiburg, Germany and Malmo, Sweden. We operate manufacturing facilities in Tijuana, Mexico; Sfax, Tunisia and Clear Lake, South Dakota and warehouse and distribution centers in Clear Lake, South Dakota; Chattanooga, Tennessee; Indianapolis, Indiana; Tijuana, Mexico; Freiburg, Germany; Malmo, Sweden, and various other cities throughout the world. The manufacturing facilities and operations for our Surgical Implant Segment are in Austin, Texas.  Additional information about our material facilities is set forth in the following table:

Location	Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Vista, California	Corporate Headquarters, Domestic Rehabilitation Segment Operations, Manufacturing Facility, Research and Development	Leased	August 2021	111,639
Austin, Texas	Surgical Implant Segment Operations and Manufacturing Facility, Warehouse, Research and Development	Leased	March 2012(a)	64,600
Chattanooga, Tennessee	Domestic Rehabilitation Segment Operations, Manufacturing and Distribution Facility, Research and Development	Owned	n/a	164,542
Chattanooga, Tennessee	Manufacturing Facility	Owned	n/a	61,457
Ooltewah, Tennessee	Distribution Facility	Leased	July 2008	50,000
Clear Lake, South Dakota	Manufacturing, Distribution and Refurbishment and Repair Facility, Warehouse	Owned	n/a	54,000
St. Paul, Minnesota	Domestic Rehabilitation Segment Operations, Research and Development	Leased	October 2011(b)	93,666
Indianapolis, Indiana	Distribution Facility	Leased	October 2016	109,782
Freiburg, Germany	International Rehabilitation Segment Operations, Research and Development, Warehouse and Distribution Facility	Leased	December 2014	38,018
Malmö, Sweden	International Rehabilitation Segment Operations, Warehouse and Distribution Facility	Leased	March 2011	16,081
Mouguerre, France	Office & Distribution	Leased	October 2016	22,050
Herentals, Belgium	Warehouse	Leased	December 2013	25,800
Tijuana, Mexico	Manufacturing and Distribution Facility	Leased	September 2016	286,133
Sfax, Tunisia	Manufacturing Facility	Leased	December 2013	47,300
Sfax, Tunisia	Manufacturing Facility	Leased	December 2008	24,500
Guildford, United Kingdom	Office & Distribution	Leased	July 2016	8,234

(a)           Renewable, at our option, for two additional five-year terms.

(b)           Renewable, at our option, for one additional five-year term.

We also lease a total of approximately 193,900 square feet of aggregate warehouse and office space in various other locations.

ITEM 3.  LEGAL PROCEEDINGS

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

We currently carry product liability insurance up to a limit of $25.0 million, subject to aggregate self-insurance retention of $750,000 and a deductible of $50,000 on non-invasive and $250,000 on invasive products. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate.  As of December 31,

2007, we exceeded the coverage limits for certain historical product liability claims.  The estimated exposure has been accrued for in our consolidated balance sheet as of that date.  Future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against the former company and its directors at that time in the District Court of Travis County, Texas, 345th Judicial District (“the Texas Action”). On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of the former company in the Court of Chancery of the State of Delaware, New Castle County, against the former company and its directors at that time. Blackstone Capital Partners V L.P. and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action.

The Texas Action is in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit.  The Delaware Action was dismissed by the plaintiffs in February 2007 with no liability accrued to the Company or the other defendants.

The Texas Action complaint alleges that the former company’s directors breached their fiduciary duties by, inter alia, agreeing to an allegedly inadequate acquisition price in connection with the Prior Transaction. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Prior Transaction, rescissory damages, and the plaintiffs’ reasonable costs and attorneys’ fees and expert fees.

Pending Stockholder Litigation

On August 31, 2007 and September 6, 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of DJO Opco’s public stockholders, challenging DJO Opco’s proposed merger with ReAble. The court ordered the two lawsuits consolidated for all purposes on September 21, 2007.

The two original complaints named DJO Opco, ReAble and the current members of DJO Opco’s board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of DJO Opco’s highest transactional value, and without adequately marketing DJO Opco to other potential buyers. The original complaints also alleged that the individual defendants and DJO Opco failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints pray for, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys’ fees, expert fees and other costs; and such other relief as the court may find just and proper.

On November 5, 2007, the parties entered into a memorandum of understanding (“MOU”), pursuant to which the parties agreed to settle the consolidated action subject to court approval. The MOU provides for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the MOU, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco’s shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys’ fees, costs, and expenses incurred by the plaintiffs. As stated in the MOU, defendants deny all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and deny that they are engaged in any wrongdoing or violation of law or breach of duty. Defendants also do not make any admission that the supplemental disclosures are material. The parties have signed a settlement agreement and will seek court approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Prior Transaction, the common stock of DJO is privately held, and there is no established trading market for our common stock.  As of March 28, 2008, there were five holders of DJO’s common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data set forth below is presented for periods prior to November 3, 2006 (the date of the Prior Transaction) for ReAble (“Predecessor”) and from and after November 4, 2006 for DJOFL (“Successor”).  The following table sets forth selected financial data as of and for the periods indicated and has been derived from the Predecessor’s and the Successor’s audited historical consolidated financial statements.  The selected financial data for the Predecessor periods represents ReAble’s financial data prior to the acquisition of ReAble by Blackstone, and the selected financial data for the Successor periods represents financial data of DJOFL after the consummation of the Prior Transaction.  For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited financial data on a combined basis for comparative purposes.  This combination does not comply with generally accepted accounting principles or the rules for unaudited pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our financial results.

The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Successor		Predecessor	Combined Basis	Predecessor
	Year Ended December 31,	November 4, 2006 through December 31,	January 1, 2006 through November 3,	(unaudited) Year Ended December 31,	Year Ended December 31,
($ in thousands)	2007	2006	2006	2006	2005	2004	2003
Statement of Operations Data:
Net sales (1)	$492,134	$57,902	$304,383	$362,285	$293,726	$148,081	$93,029
Gross profit	286,270	31,115	177,103	208,218	178,353	81,639	48,316
Income (loss) from continuing operations	(82,422)	(41,596)	(46,162)	(87,758)	9,347	5,128	(1,769)
Net income (loss).	(82,422)	(41,634)	(46,776)	(88,410)	12,330	5,527	(2,517)

Other Financial Data:
Depreciation and amortization	48,240	6,404	14,804	21,208	13,749	6,027	3,468
Ratio of earnings to fixed charges (unaudited) (2)	—			—	1.52x	2.12x	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$63,471			$30,903	$17,200	$19,889	$10,074
Total assets	3,086,272			1,060,636	552,037	552,139	136,380
Long-term debt, net of current portion	1,818,598			548,037	307,794	307,207	5,383
Stockholders’ equity/membership equity	704,988			335,208	167,107	160,317	113,109

(1)          The 2007 data includes $54.2 million in sales of DJO Opco and $2.9 million in sales of IOMED as a result of the DJO Merger and the IOMED acquisition on November 20, 2007 and August 9, 2007, respectively.  Also included is $17.5 million in estimated sales as a result of our Saunders acquisition on July 2, 2007.  The 2006 (combined basis) data includes $43.5 million in estimated sales related to our Compex acquisition on February 24, 2006.  Also, included in net sales (combined basis) is $2.9 million related to our Cefar acquisition on November 7, 2006.  See Note 2 to our audited consolidated financial statements for additional information related to these acquisitions.  The 2005 data includes $5.3 million in sales as a result of our acquisition of Osteoimplant Technology, Inc. (“OTI”) on February 22, 2005.  The 2004 data includes $41.4 million in sales as a result of our acquisition of Empi on October 4, 2004.

(2)          For purposes of calculating the ratio of earnings to fixed charges, (a) earnings consist of income (loss) before provision (benefit) for income taxes plus fixed charges and (b) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the estimated portion of rent expense deemed by management to represent the interest component of rent expense.  For the successor year ended December 31, 2007 and the period November 4, through December 31, 2006, and the predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2003, our earnings were insufficient to cover fixed charges by $125.1 million, $50.4 million, $57.7 million and $2.3 million, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs.  These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Some of these factors are described under the heading “Risk Factors” above.  Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-K.

Overview of Business

We are a leading global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products.  We are the largest non-surgical orthopedic rehabilitation device company in the United States and among the largest globally, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care.   Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries.  In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.  We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation Segment

We market our domestic rehabilitation segment products through the three divisions described below.

•                  DonJoy, ProCare and Aircast. Our DonJoy, ProCare and Aircast division was acquired with the DJO Merger and offers products in the category of rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.  This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Empi.  Our Empi division offers products in the category of home electrotherapy, bone growth stimulation products, which were acquired with the DJO Merger, iontophoresis, and home traction.  This division also includes our RME  and EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site.  Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Chattanooga.  Our Chattanooga Group offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, CPM devices and dry heat therapy.

International Rehabilitation Segment

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  the international sales of our DonJoy, ProCare and Aircast products,

•                  our Ormed business, which provides bracing, CPM, electrotherapy and other products primarily in Germany, and

•                  our Cefar-Compex business, which provides electrotherapy products for medical and consumer markets and other physical therapy and rehabilitation products primarily in Europe.

Surgical Implant Segment

Our Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings.  These three segments constitute our three reportable segments.  See Note 11 to our audited consolidated financial statements for further information regarding our segments.

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the years ended December 31. This information excludes the impact of certain expenses not allocated to segments, which are primarily comprised of general corporate expenses for all periods presented. The segment information includes the impact of purchase accounting and related amortization of acquired intangible assets related to our recent acquisitions and the Prior Transaction as described in Note 2 to our audited consolidated financial statements.  All prior periods presented have been restated to reflect our current reportable segments.

($ in thousands)	2007	Combined (unaudited) 2006	2005
Domestic Rehabilitation:
Net revenues	$321,398	$242,677	$201,163
Gross profit	$181,519	$132,782	$113,906
Gross profit margin	56.5%	54.7%	56.6%
Operating income (loss)	$(8,255)	$(13,753)	$36,401
Operating income (loss) as a percent of net segment revenues	(2.6)%	(5.7)%	18.1%
International Rehabilitation:
Net revenues	$104,145	$60,514	$38,098
Gross profit	$57,714	$34,445	$22,151
Gross profit margin	55.4%	56.9%	58.1%
Operating income (loss)	$888	$(261)	$6,197
Operating income (loss) as a percent of net segment revenues	0.9%	(0.4)%	16.3%
Surgical Implant:
Net revenues	$66,591	$59,094	$54,465
Gross profit	$47,037	$40,991	$42,296
Gross profit margin	70.6%	69.4%	77.7%
Operating income (loss)	$2,322	$(7,236)	$10,708
Operating income (loss) as a percent of net segment revenues	3.5%	(12.2)%	19.7%

Recent Acquisitions, Dispositions and Other Transactions

DJO Opco Holdings, Inc. Acquisition (DJO Merger)

On July 15, 2007, we entered into the DJO Merger Agreement with DJO Opco in a merger transaction pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Annual Report on Form 10-K.  The total purchase price for the DJO Merger, which consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 (the “per share merger consideration”) in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of management rollover options that were exchanged for options to purchase DJO common stock at the election of DJO Opco management after the DJO

Merger, and $22.8 million in direct acquisition costs.  The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under the New Senior Secured Credit Facility, and proceeds from newly issued 10.875% Notes (see Note 2 for further information).

The Prior Transaction

On November 3, 2006, an affiliate of Blackstone acquired all of the outstanding shares of capital stock of ReAble in a merger transaction (the “Prior Transaction”). ReAble is the parent company of Holdings, DJOFL and Finco. DJOFL, directly or indirectly through its subsidiaries, owns all of the operating assets of ReAble. The total purchase price for the Prior Transaction was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock and options to purchase shares of common stock of ReAble, $7.2 million related to the fair value of options held by ReAble executives that continued to remain as outstanding options to purchase ReAble common stock after the Prior Transaction (the “Prior Transaction Management Rollover Options”), and $39.5 million in direct acquisition costs. The Prior Transaction was financed through a combination of equity contributed by Blackstone, cash on hand of ReAble, borrowings under our prior senior secured credit facility (“Old Senior Secured Credit Facility”), and proceeds from the 11.75% Notes. Upon the closing of the Prior Transaction, shares of ReAble’s common stock ceased to be traded on the NASDAQ Global Market.

The Prior Transaction was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”.  In this Form 10-K, the consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows are identified as relating to either the Predecessor or the Successor, which include accounts and results for periods preceding the Prior Transaction and periods succeeding the Prior Transaction, respectively.  We have prepared our discussion of the results of operations by comparing the mathematical combination, without making any pro forma adjustments, of the Successor and Predecessor periods, which have been consolidated in a materially consistent manner, for the year ended December 31, 2006 to the year ended December 31, 2007 and for the year ended December 31, 2005 to the year ended December 31, 2006. Although this presentation does not comply with GAAP, we believe it provides the most meaningful comparison of our results.  The Predecessor and Successor periods have been prepared using different bases of presentation due to the application of purchase accounting.  The combined operating results have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved absent the Prior Transaction and the related transactions and may not be predictive of future results of operations.   See Note 2 to our audited consolidated financial statements for further information regarding the Prior Transaction.

Other Recent Acquisitions

IOMED, Inc.

On August 9, 2007, a subsidiary of DJOFL acquired IOMED, which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The acquisition was primarily financed with borrowings under our then existing revolving credit facility.

The Saunders Group

On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs (the “Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our Old Senior Secured Credit Facility.

Cefar AB

On November 7, 2006, a subsidiary of DJOFL acquired all of the issued and outstanding shares of Cefar, a provider of electrotherapy and rehabilitation devices used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), for electroacupuncture, and for other rehabilitation activities. We have integrated the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrical stimulation across Europe and internationally while continuing to sell products under both the Cefar and Compex brands. The purchase price for Cefar of $27.1 million was comprised of $16.3 million in cash, issuance of shares of our common stock valued at $9.5 million, and approximately $1.3 million in acquisition costs. The cash portion of the acquisition was funded with $10.0 million of term loan borrowings under the Old Senior Secured Credit Facility and cash on hand.

Compex Technologies, Inc.

On February 24, 2006, we completed the acquisition of Compex. Compex manufactured and sold a broad line of TENS and NMES products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The domestic Compex operations have been integrated into our Empi division (see Note 13).  The purchase price of approximately $102.9 million included shares of our common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase shares of our common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs.

Osteoimplant Technology, Inc.

On February 2005, we acquired substantially all of the assets of OTI, which added several knee and hip implant products to our Surgical Implant Segment’s product offerings. The total purchase price for the OTI asset acquisition was approximately $15.7 million and was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in acquisition costs.

Dispositions

On June 30, 2006, we completed the sale of our Slendertone product line (which we had acquired in the Compex Acquisition) for $2.4 million, plus the cost of inventory sold.

On August 8, 2005, we completed the sale of our soft goods product line to a subsidiary of DJO Opco for a cash payment of approximately $9.5 million, resulting in a gain of $2.4 million.  We re-acquired this product line in connection with the DJO Merger.

For accounting purposes, the gain on sale from the disposition of our soft goods product line and the operating results of our soft goods product line and Slendertone prior to their disposition have been classified as discontinued operations in our consolidated statements of operations for all historical periods presented in this annual report on Form 10-K.

Results of Operations

For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited results of operations on a combined basis for comparative purposes.  The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Successor		Combined (unaudited)		Predecessor
($ in thousands)	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
Net sales	$492,134	100.0%	$362,285	100.0%	$293,726	100.0%
Cost of sales	205,864	41.8	154,067	42.5	115,373	39.3
Gross profit	286,270	58.2	208,218	57.5	178,353	60.7
Operating expenses:
Selling, general and administrative	271,163	55.1	220,263	60.8	120,036	40.8
Research and development	21,047	4.3	42,900	11.8	9,577	3.3
Amortization of acquired intangibles	33,496	6.8	10,000	2.8	5,053	1.7
Operating income (loss).	(39,436)	(8.0)	(64,945)	(17.9)	43,687	14.9
Other income (expense):
Interest income	1,132	0.2	839	0.2	393	0.1
Interest expense	(72,409)	(14.7)	(34,619)	(9.5)	(28,509)	(9.7)
Other income (expense), net	742	0.2	110	—	(23)	—
Loss on early extinguishment of debt	(14,539)	(3.0)	(9,154)	(2.5)	—	—
Income (loss) from continuing operations before income taxes and minority interests	(124,510)	(25.3)	(107,769)	(29.7)	15,548	5.3
Provision (benefit) for income taxes.	(42,503)	(8.6)	(20,208)	(5.6)	6,061	2.1
Minority interests	415	—	197	0.1	140	—
Income (loss) from continuing operations	(82,422)	(16.7)	(87,758)	(24.2)	9,347	3.2
Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	—	—	—	2,445	0.8
Income (loss) from discontinued operations, net of tax	—	—	(652)	(0.2)	538	0.2
Net income (loss)	$(82,422)	(16.7)%	$(88,410)	(24.4)%	$12,330	4.2%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (Combined Basis)

Net Sales.  Our net sales for the year ended December 31, 2007 were $492.1 million, representing an increase of 35.8% over net sales of $362.3 million in 2006 (combined basis), driven by acquisitions and continued growth in our Domestic Rehabilitation, International Rehabilitation and Surgical Implant Segments.  Sales in the Domestic Rehabilitation and International Rehabilitation Segments benefited from sales of products we acquired in the DJO Merger and the IOMED, Saunders, and Cefar acquisitions, which were completed in November 2007, August 2007, July 2007, and November 2006, respectively.  For the year ended December 31, 2007, we generated 27.0% of our net sales from customers outside the United States as compared to 23.9% for the year ended December 31, 2006.   With the recent DJO Merger and the Cefar acquisition, we anticipate that our international sales will continue to increase in future periods.  International revenues for 2007 included $12.1 million and $27.2 million related to the DJO Merger and the Cefar acquisition, respectively.

The following table sets forth sales for our three reportable segments.  The 2007 sales data includes $54.2 million and $2.9 million in the Domestic Rehabilitation Segment as a result of the DJO Merger and the IOMED acquisition on November 20, 2007 and August 9, 2007, respectively.  Also included are estimated sales of $17.5 million as a result of the Saunders acquisition on July 2, 2007.  Included in the International Rehabilitation Segment 2006 sales data is $2.9 million as a result of the Cefar acquisition on November 7, 2006, while a full year of sales revenue for this business is included in 2007.

	Years Ended
($ in thousands)	December 31, 2007	% of Net Revenues	Combined December 31, 2006 (unaudited)	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$321,398	65.3%	$242,677	67.0%	$78,721	32.4%
International Rehabilitation	104,145	21.2	60,514	16.7	43,631	72.1
Surgical Implant	66,591	13.5	59,094	16.3	7,497	12.7
Consolidated net revenues	$492,134	100.0%	$362,285	100.0%	$129,849	35.8%

Net sales in our Domestic Rehabilitation Segment were $321.4 million for 2007, representing an increase of 32.4% over net sales of $242.7 million in 2006.  The increase in net sales in our Domestic Rehabilitation Segment in 2007 was driven by continued growth across our rehabilitation product lines which contributed approximately $4.1 million in net sales during 2007 and the impact of revenue contribution from our recent acquisitions as discussed above, which contributed approximately $74.6 million of total net sales during 2007.  In addition, during 2006 sales in our Domestic Rehabilitation Segment were negatively impacted by increased sales allowances aggregating $11.4 million related to revaluation of accounts receivable acquired in the Compex acquisition.  Excluding the factors discussed above, sales in our Domestic Rehabilitation Segment increased 1.7% over the prior year.

Net sales in our International Rehabilitation Segment were $104.1 million for 2007, representing an increase of 72.1% over net sales of $60.5 million in 2006.  The increase in net sales in our International Rehabilitation Segment was principally driven by revenues associated with the Cefar acquisition, which contributed sales of $27.2 million in 2007, compared to $2.9 million in 2006, and revenues associated with the DJO Merger which contributed sales of $12.1 in 2007.   In addition, net sales were positively impacted during 2007 by approximately $7.3 million due to favorable changes in foreign exchange rates compared to rates in effect in 2006.

Net sales in our Surgical Implant Segment for 2007 were $66.6 million, representing an increase of 12.7% over net sales of $59.1 million in 2006.  The increase in our Surgical Implant Segment’s net sales in 2007 was driven primarily by growth in our shoulder and hip product lines of 32.2% and 18.8%, respectively.  Sales in this segment were negatively impacted on a comparative basis by reduced sales from our spine product line of $1.3 million.

Sales of new products for all segments, which have been on the market less than one year, accounted for $34.1 million in 2007, compared to $23.3 million in 2006.

Gross Profit.  Our consolidated gross profit as a percentage of net sales increased to 58.2% for 2007 compared to a gross profit of 57.5% in 2006 and was negatively impacted by $13.9 million, as compared to $4.5 million in the prior year, related to the write-up to fair market value of inventory acquired in connection with recent acquisitions and the Prior Transaction.  Gross profit in our Domestic Rehabilitation Segment increased to 56.5% of net sales in 2007 from 54.7% in 2006.  Gross profit in 2006 was impacted by increased sales allowances related to revaluation of accounts receivable acquired in the Compex acquisition.  Gross profit in our International Rehabilitation Segment decreased to 55.4% of net sales in 2007 from 56.9% in 2006 and was negatively impacted by $2.1 million, as compared to $1.1 million in the prior year, related to the write-up to fair market value of inventory in connection with the Cefar acquisition and the Prior Transaction.  Gross profit in our Surgical Implant Segment increased to 70.6% of net sales in 2007 compared to 69.4% in 2006 and was negatively impacted in 2007 by $3.3 million of expense, as compared to $0.5 million in the prior year, related to the write-up to fair market value of inventory in connection with the Prior Transaction.   Gross profit in 2006 was negatively impacted by a $1.5 million charge for a discontinued product line related to inventory acquired from OTI.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $271.2 million in 2007 compared to $220.3 million in 2006 due to additional expenses associated with the operations of our recent acquisitions. In addition, in both 2007 and 2006, we incurred certain non-cash and non-recurring expenses in connection with those acquisitions which we do not believe are reflective of the ongoing operations of our business.  The following table sets forth these expenses incurred in connection with our recent acquisitions which we believe are directly attributable to the acquisitions.

($ in thousands)	December 31, 2007	Combined December 31, 2006 (unaudited)	Increase (Decrease)	% Increase (Decrease)

Stock based compensation	$1,541	$10,736	$(9,195)	(85.6)%
Management retention bonuses	542	5,500	(4,958)	(90.1)
Severance expenses	16,372	1,232	15,140	1,228.9
Restructuring expenses	10,917	7,143	3,774	52.8
Transaction expenses	6,170	14,500	(8,330)	(57.4)
Charges to bad debt expense related to revaluation of accounts receivable and anticipated integration related collection issues	11,870	14,000	(2,130)	(15.2)
	$47,412	$53,111	$(5,699)	(10.7)%

Stock based compensation expense in 2006 includes costs incurred related to accelerated vesting of outstanding stock options of ReAble in connection with the Prior Transaction.  Management retention bonuses related to the Prior Transaction were expensed in 2006.  Management retention bonuses related to the DJO Merger are being amortized over the period from the close of the transaction to December 31, 2008 (expected service period).  Severance expenses in 2007 include $13.3 million of payments made to former executives of ReAble.  Remaining severance expenses are related to restructuring activities in connection with the IOMED, Saunders and Cefar acquisitions.  Transaction expenses in 2006 include $14.5 million of costs incurred by ReAble in connection with the Prior Transaction.  Finally, we recorded $9.8 million in 2007 and $14.0 million in 2006 as additional bad debt expense, primarily related to revaluation of accounts receivable acquired in connection with the DJO Merger and the Compex acquisition, respectively, due in part to anticipated integration related collection issues. Excluding these factors, our selling, general and administrative expenses increased to $223.8 million in 2007 compared to $167.2 million in 2006.  As a percentage of net sales, selling, general and administrative expense decreased to 45.5% in 2007 compared to 46.1% in 2006.

Research and Development. Our research and development expense decreased to $21.0 million in 2007 compared to $42.9 million in 2006. Excluding the impact of IPR&D costs incurred in the prior year of $3.9 million associated with the Compex acquisition and $25.2 million related to the Prior Transaction, and $3.0 million of costs incurred in the current year associated with the DJO Merger, our research and development expense increased $4.2 million to $18.0 million for fiscal year 2007 as compared to $13.8 million during 2006 primarily due to expenses incurred by the operations of our recent acquisitions.  As a percentage of net sales, research and development expense was 3.6% compared to 3.8% in the prior year (excluding the impact of IPR&D).

Amortization of Acquired Intangibles. Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with recent acquisitions and the Prior Transaction, which are being amortized over lives ranging from one to twenty years.  Our amortization of acquired intangibles increased to $33.5 million in 2007 compared to $10.0 million in 2006.

Interest Expense.  Our interest expense increased to $72.4 million in 2007 from $34.6 million in 2006.  The increase in interest expense was principally driven by (1) the impact of a full year of interest expense on debt associated with the Prior Transaction, which was completed on November 3, 2006, (2) incremental borrowings of approximately $77.0 million to fund the IOMED and Saunders acquisitions and $1,209.0 million to fund the DJO Merger, and (3) higher variable interest rates on our outstanding indebtedness resulting in an average interest rate of 8.8% in 2007 as compared to 8.4% in 2006.

Loss on Early Extinguishment of Debt.  We recorded approximately $14.5 million of expense in 2007, compared to $9.2 million of expense in 2006.  The expense in 2007 includes $9.7 of unamortized debt issuance costs associated with the Old Senior Secured Credit Facility that was repaid in connection with the DJO Merger.  Also included is $4.8 million of expense due to the termination of interest rate swaps and related refinancing activities in connection with the DJO Merger.  The expense in 2006 is related to the recognition of unamortized debt issuance and debt discount costs associated with the senior credit facility and 9.75% Notes that were repaid in connection with the Prior Transaction.

Provision (Benefit) for Income Taxes.  In 2007, we recorded $42.5 million of income tax benefit on pre-tax loss of $(124.5) million.  For 2006, we recorded $20.2 million of income tax benefit on pre-tax loss of $107.8 million.

Net Income (loss).  We had a net loss of $(82.4) million in 2007 compared to a net loss of $88.4 million in 2006 based on the factors discussed above.

Year Ended December 31, 2006 (Combined Basis) Compared to Year Ended December 31, 2005

Net Sales.  Our net sales for the year ended December 31, 2006 (combined basis) were $362.3 million, representing an increase of 23.3% over net sales of $293.7 million in 2005, driven by acquisitions and continued growth in our Domestic Rehabilitation, International Rehabilitation and Surgical Implant Segments.  Sales in the Domestic Rehabilitation and International Rehabilitation Segments benefited from sales of products we acquired in the Compex and Cefar acquisitions, which were completed in February 2006 and November 2006, respectively.  For the year ended December 31, 2006, we generated 23.9% of our net sales from customers outside the United States as compared to 21.5% for the year ended December 31, 2005.

The following table sets forth sales for our three reportable segments.  The amounts shown for the Domestic Rehabilitation Segment in 2006 include $43.5 million of estimated sales related to products we acquired in the Compex acquisition on February 24, 2006.  The amounts shown for the International Rehabilitation Segment in 2006 include $2.9 million of sales related to products we acquired in the Cefar acquisition.

	Years Ended
($ in thousands)	Combined Basis December 31, 2006 (unaudited)	% of Net Revenues	December 31, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$242,677	67.0%	$201,163	68.5%	$41,514	20.6%
International Rehabilitation	60,514	16.7	38,098	13.0	22,416	58.8
Surgical Implant	59,094	16.3	54,465	18.5	4,629	8.5
Consolidated net revenues	$362,285	100.0%	$293,726	100%	$68,559	23.3%

Net sales in our Domestic Rehabilitation Segment were $242.7 million for 2006, representing an increase of 20.6% over net sales of $201.2 million in 2005. The increase in net sales in our Domestic Rehabilitation Segment was principally driven by revenues associated with the Compex acquisition, which increased sales in the segment’s electrotherapy product lines as well as increased sales in its traction and catalogue product lines. Partially offsetting the preceding are decreases in sales resulting from the impact of integration activities relating primarily to combining the Empi and Compex sales force and operations.  In 2006, we completed several initiatives related to the integration of the Compex sales force, including integration of the Compex sales function onto the information technology systems used by our Empi subsidiary, sales territory realignment, and redesigning of compensation and reporting structures and other activities related to positioning our sales force to operate efficiently on a combined basis.  We believe that these integration activities negatively impacted the Domestic Rehabilitation Segments’ net sales in 2006.  In addition, in 2006, the Domestic Rehabilitation Segments’ net sales were negatively impacted by a charge of $11.4 million related to accounts receivable acquired in the Compex acquisition.  During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which resulted in a change in our estimate of the value of the acquired accounts receivable and a $5.6 million charge to the reserve account. In addition, during December 2006, in conjunction with the completion of a strategic review and assessment of ongoing efforts to collect the remaining Compex accounts receivable, the decision was made to outsource the collection effort to a third party.  Based on collection estimates provided by the third party collection company, in the fourth quarter of 2006, we recorded an additional adjustment to the carrying value of accounts receivable in the amount of $19.8 million, of which $5.8 million was recorded as a reduction of net sales with the remainder recorded as a component of selling, general and administrative expense.

Net sales in our International Rehabilitation Segment were $60.5 million for 2006, representing an increase of 58.8% over net sales of $38.1 million in 2005. The increase in net sales in our International Rehabilitation Segment was principally driven by revenues associated with the Cefar and Compex acquisitions, which increased sales in the segment’s electrotherapy product lines as well as increased sales in its CPM and catalogue product lines.

Net sales in our Surgical Implant Segment for 2006 were $59.1 million, representing an increase of 8.5% over net sales of $54.5 million in 2005.  The increase in our Surgical Implant Segment’s net sales in 2006 was driven primarily by growth in our shoulder and knee product lines.

Sales of new products for all segments, which have been on the market less than one year, accounted for $23.3 million in 2006, compared to $12.5 million in 2005.

Gross Profit.  Our consolidated gross profit as a percentage of net sales decreased to 57.5% for 2006 compared to a gross profit of 60.7% in 2005.  Consolidated gross profit in 2006 was negatively impacted by $4.5 million of expense related to the write-up to fair market value of inventory in connection with the Compex and Cefar acquisitions and the Prior Transaction.  Gross profit for our Domestic Rehabilitation Segment decreased to 54.7% of net sales in 2006 from 56.6% in 2005.  Gross profit on a consolidated basis and gross profit for the Domestic Rehabilitation Segment were negatively impacted by $11.4 million of expense for additional reserves related to accounts receivable acquired in the Compex acquisition (described above).  Gross profit for our International Rehabilitation Segment decreased to 56.9% of net sales in 2006 from 58.1% in 2005.  Gross profit for our Surgical Implant Segment decreased to 69.4% of net sales in 2006 compared to a gross profit of 77.7% in 2005.  The decrease in our Surgical Implant Segment’s gross profit was due primarily to a $1.5 million charge in 2006 for a discontinued product line related to our strategic review of inventory acquired in our February 2005 acquisition of OTI.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $220.3 million in 2006 compared to $120.0 million in 2005. As a percentage of net sales, selling, general and administrative expense increased to 60.8% in 2006, compared to 40.9% in 2005, primarily due to additional expenses associated with the addition of Compex and Cefar, higher commissions associated with increased sales, and higher expenses related to acquisition integration. Selling, general and administrative expenses during 2006 were impacted by expenses related to the Prior Transaction and our integration activities in connection with our acquisitions of Compex and Cefar. We incurred $14.5 million of expenses in connection with the Prior Transaction, $1.2 million of severance expenses related to closure of Compex facilities in Tampa, Florida and New Brighton, Minnesota, and $5.7 million of expenses related to our ongoing integration of our Compex and Cefar acquisitions.  In conjunction with the Prior Transaction, we also incurred $5.5 million of expense associated with management bonuses and a $3.0 million monitoring fee paid to an affiliate of Blackstone for advisory services rendered from the closing date of the Prior Transaction to December 31, 2006.  In addition, we recorded approximately $10.5 million of employee stock-based compensation expense in 2006 in connection with the implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) as of January 1, 2006, compared with no such expense for the same period in 2005.  Finally, during December, 2006, the decision was made to outsource the collection effort related to the remaining Compex accounts receivable to a third party (described above). Based on collection estimates provided by the third party collection company, an additional $19.8 million charge to the reserve account was taken in the fourth quarter of 2006, of which $14.0 million represented a selling, general and administrative expense.

Research and Development. Our research and development expense increased to $42.9 million in 2006 compared to $9.6 million in 2005. As a percentage of net sales, research and development expense increased to 11.8% compared to 3.2% in the prior year, primarily driven by IPR&D costs of $29.1 million, comprised of $3.9 million of IPR&D costs associated with the Compex acquisition and $25.2 million of IPR&D costs associated with the Prior Transaction, the addition of ongoing Compex and Cefar research and development costs, and higher product development costs.

Amortization of Acquired Intangibles. Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with recent acquisitions and the Prior Transaction, which are being amortized over lives ranging from one to twenty years.  Our amortization of acquired intangibles increased to $10.0 million in 2006 compared to $5.1 million in 2005.

Interest Expense.  Our interest expense increased to $34.6 million in 2006 from $28.5 million in 2005.  The comparative increase for 2006 over the prior year was principally driven by higher variable interest rates on the floating rate portion of our outstanding indebtedness, increased borrowings to finance the Compex and Cefar acquisitions and increased borrowings to finance the Prior Transaction and related costs.

Loss on Early Extinguishment of Debt.  We recorded $9.2 million of expense in 2006 related to the recognition of unamortized debt issuance and debt discount costs associated with the senior credit facility that existed prior to the Prior Transaction and the 9.75% Notes.

Provision (Benefit) for Income Taxes.  For 2006, we recorded $20.2 million of income tax benefit on pre-tax loss of $107.8 million, which is substantially lower than our statutory tax rate, due in part to the recording of $29.1 million of IPR&D costs in 2006. The write-off of IPR&D is not deductible for tax purposes.  In addition to the IPR&D impact, our effective tax rate was also negatively impacted by non-deductible stock-based compensation, transaction costs, and other non-deductible expenses for 2006.  For 2005, we recorded $6.1 million of income tax expense on pre-tax income of $15.5 million.

Discontinued Operations. In 2006, we reported a loss of $0.7 million from discontinued operations, which was attributable to the Slendertone product assets we sold on June 30, 2006.  For 2005, we reported income from discontinued operations of approximately $0.5 million. We also reported a $2.4 million gain from the disposition of our soft goods product line in 2005.

Net Income (loss).  We had a net loss of $88.4 million in 2006 compared to net income of $12.3 million in 2005 based on the factors discussed above.

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see Note 1 of the notes to the audited consolidated financial statements included in Part II.  Item 8, herein.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited results of operations on a combined basis for comparative purposes.

During the year ended December 31, 2007, we used $28.8 million of cash for operating activities compared to the year ended December 31, 2006, when our operating activities provided $0.8 million in cash.  The net cash used for operations in 2007 primarily reflects higher interest and integration costs incurred in connection with the Prior Transaction, the DJO Merger and our other recent acquisitions as well as an increase in net accounts receivable.  As required by SFAS No. 123(R), our cash flow provided by operating activities for the year ended December 31, 2007 and 2006 is shown net of $0.4 million and $2.5 million, respectively, of excess tax benefits from stock options exercised, the amount deemed to be realized for tax purposes.  These excess tax benefits are included in cash flows provided by financing activities for the years ended December 31, 2007 and 2006, respectively.  Cash provided by operations in 2006 primarily reflects negative operating results offset by cash provided by the net change in operating assets and liabilities.

Investing activities used $1,323.1 million of cash in 2007, compared to $550.7 million in 2006.  Cash used during 2007 relates primarily to the DJO Merger and the acquisition of IOMED and Saunders, net of cash proceeds of $4.6 million during 2007 related to the sale of a building acquired in connection with the acquisition of Compex and the sale of our former spine product line.  Cash used during 2006 included $522.1 million in connection with the Prior Transaction and $13.0 million (net of cash acquired) for the acquisition of Cefar.  Our acquisition of Compex during 2006 was primarily financed through the issuance of common stock.

Cash provided by financing activities in 2007 was $1,383.6 million and in 2006 was $562.7 million.  The cash provided during 2007 from financing activities was primarily related to net borrowings under the New Senior Secured Credit Facility of $1,052.4 million, proceeds from the issuance of 10.875% Notes of $575.0 million, and Blackstone’s $434.6 million equity investment related to the DJO Merger.  These transactions were offset by debt payments of $430.9 million and $271.5 million related to the repayment of our Old Senior Secured Credit Facility and term loan acquired in connection with the DJO Merger, respectively.  During 2007, we also paid $55.9 million of debt issuance costs related to financing for the DJO Merger and $1.2 million for the repurchase of Prior Transaction Management Rollover Options.  During 2006, cash from financing activities was primarily related to borrowings under our Old Senior Secured Credit Facility of $350.0 million, proceeds from the issuance of 11.75% Notes and Blackstone’s $357.0 million equity investment related to the Prior Transaction.  These transactions were offset by debt payments of $361.5 million and the payment of $20.8 million in debt issuance costs incurred in connection with the Old Senior Secured Credit Facility and 11.75% Notes.  During 2006 we also received approximately $9.0 million in proceeds from stock option exercises and $0.8 million in notes receivable payments.

Indebtedness

                                                As of December 31, 2007, we had outstanding approximately $1,832.8 million in aggregate indebtedness, and we had an additional $99.1 million of available borrowings under our new revolving credit facility, net of $0.9 million used for letters of credit. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our new revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our New Senior Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders, waivers of default or amendments to the New Senior Credit Facility in the future.

We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

New Senior Secured Credit Facility

Overview.  The New Senior Secured Credit Facility provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility.  In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the New Senior Secured Credit Facility.

Historically, we have used derivative instruments to hedge portions of our exposure related to variable interest rates on our outstanding indebtedness.  On November 20, 2007, we entered into a new interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% expiring in 2009.

Interest Rate and Fees.  Borrowings under the New Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios.  We must also pay customary letter of credit fees.

Amortization.  We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount during the first six years and three months following the closing of the New Senior Secured Credit Facility, with the remaining amount payable at maturity which is six and one-half years from the date of the closing of the New Senior Secured Credit Facility.  Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the New Senior Secured Credit Facility.

Certain Covenants and Events of Default.  The New Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  create liens on assets;

•                  change fiscal years;

•                  enter into sale and leaseback transactions;

•                  engage in mergers or consolidations;

•                  sell assets;

•                  pay dividends and make other restricted payments;

•                  make investments, loans or advances;

•                  repay subordinated indebtedness (including our Notes);

•                  make certain acquisitions;

•                  engage in certain transactions with affiliates;

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions;

•                  amend material agreements governing our subordinated indebtedness (including our Notes); and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the New Senior Credit Facility, we are required to maintain a ratio of consolidated senior debt to adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011.  Adjusted EBITDA represents EBITDA further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our New Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”).  We are subject to these financial covenants beginning as of June 30, 2008.

10.875% and 11.75% Senior Subordinated Notes

The Indentures governing the $575.0 million principal amount of 10.875% Notes issued in connection with the DJO Merger and the $200.0 million principal amount of 11.75% Notes issued in connection with the Prior Transaction limit our (and most or all of our subsidiaries’) ability to:

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

Subject to certain exceptions, the Indentures permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Covenant Compliance

As described above, our New Senior Secured Credit Facility and the Indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions.  In addition, under our New Senior Secured Credit Facility, we are required to satisfy and maintain specified financial ratios, and under the Indentures, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined as EBITDA further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our New Senior Secured Credit Facility and Indentures.  We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our New Senior Secured Credit Facility and the Indentures.  Adjusted EBITDA is a material component of these covenants.  We also present EBITDA because we consider it an important supplemental measure of DJOFL’s performance and believe it is frequently used by security analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results.

EBITDA and Adjusted EBITDA are presented as supplemental measures of DJOFL’s performance and are not required by, or presented in accordance with GAAP.  EBITDA and Adjusted EBITDA are not measurements of DJOFL’s performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operations as a measure of DJOFL’s liquidity.  Adjusted EBITDA does not represent net loss or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.  In particular, the definition of Adjusted EBITDA in the Indentures and our New Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss.  However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios.  A breach of any of these covenants in the future could result in a default under our New Senior Secured Credit Facility and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our New Senior Secured Credit Facility to be immediately due and payable.  Any such acceleration would also result in a default under the Indentures.

The following table provides a reconciliation from our net loss to EBITDA and Adjusted EBITDA for the twelve months ending December 31, 2007.  The terms and related calculations are defined in the credit agreement relating to our New Senior Secured Credit Facility and the Indentures.

(unaudited)
Year Ended
(in thousands)	December 31, 2007
Net loss	$(82,422)
Loss on early extinguishment of debt and interest expense, net	85,816
Income tax benefit	(42,503)
Depreciation and amortization	48,240
EBITDA	$9,131
Non-cash items (a)	18,782
Non-recurring items (b)	39,554
Other adjustment items (c)	183,333
Adjusted EBITDA	$250,800

(a) Non-cash items are comprised of the following:

(unaudited)
Year Ended
(in thousands)	December 31, 2007
Stock compensation expense	$1,541
Loss on disposition of assets	238
Purchase accounting adjustments (1)	17,003
Total non-cash items	$18,782

(1)          Includes $4.7 million, $0.6 million, $1.5 million, $0.2 million, $2.2 million and $4.8 million of expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger and the IOMED, Saunders, PMI and Cefar acquisitions and the Prior Transaction, respectively.  Also included is $3.0 million of expense related to the write-off of IPR&D in connection with the DJO Merger.

(b)      Non-recurring items are comprised of the following:

(unaudited)
Year Ended
(in thousands)	December 31, 2007
Employee severance and relocation (1)	$16,372
Restructuring expense (2)	10,917
Reserve methodology change (3)	12,997
Other (4)	(732)
Total non-recurring adjustments	$39,554

(1)          Includes severance payments to former ReAble executives in the amount of $13.3 million and $0.7 million related to other severance related items and employee relocation.  Also included is $0.7 million, $1.3 million, $0.2 million and $0.2 million of employee severance incurred in connection with the DJO Merger, the IOMED, Saunders, and Compex acquisitions, respectively.

(2)          Restructuring expense includes $0.4 million, $0.5 million, $2.6 million, $0.6 million, $3.3 million, and $1.3 million of integration costs incurred in connection with the DJO Merger and the IOMED, Saunders, PMI, Cefar and Compex acquisitions, respectively.  Also included is $2.2 million of integration costs related to the Prior Transaction.

(3)          Includes $9.8 million related to additional allowances for doubtful accounts receivable acquired in connection with the DJO Merger due to anticipated integration related collection issues, $1.1 million related to the revaluation of inventory acquired in connection with the DJO Merger, and $2.1 million related to additional allowance for doubtful accounts due to a change in an accounting reserve methodology in connection with the DJO Merger.

(4)          Includes fluctuations in foreign currency.

(c)       Other adjustment items are comprised of the following:

(unaudited)
Year Ended
(in thousands)	December 31, 2007
Transaction expenses (1)	$9,712
Minority interest	415
Pre-acquisition EBITDA (2)	106,561
Discontinued operations	(28)
Subtotal other items	116,660
Cost savings (3)	66,673
Total other items	$183,333

(1)          Includes $4.8 million of transaction costs incurred in connection with the DJO Merger, including $0.5 million of retention bonus expense, $3.0 million for monitoring fees paid to Blackstone, $0.2 million for escrow expenses related to the Endeavor acquisition, $1.1 million related to the Prior Transaction, $0.2 million in connection with the IOMED and Saunders acquisitions, and $0.4 million related to other merger and acquisition activities.

(2)          Represents pre-acquisition Adjusted EBITDA of (i) $103.8 million from January 1, 2007 to November 19, 2007 for the DJO Merger, (ii) $0.4 million from January 1, 2007 to August 9, 2007 for the IOMED acquisition, (iii) $2.3 million from January 1, 2007 to July 2, 2007 for the Saunders acquisition, and (iv) $0.1 million from January 1, 2007 to April 13, 2007 for the Endeavor Medical Inc. (“Endeavor”) acquisition, which are all included in the calculation of Adjusted EBITDA for the year ended December 31, 2007 pursuant to the definition of Adjusted EBITDA contained in the credit agreement relating to the New Senior Secured Credit Facility and the Indentures.

(3)          Includes projected cost savings of (i) $50.6 million related to headcount reductions, facilities consolidation and production efficiencies in relation to the DJO Merger, (ii) $6.3 million related to headcount reductions and production efficiencies in relation to the Iomed and Saunders acquisitions, (iii) $3.3 million related to facility and general administrative consolidation in relation to the Cefar acquisition, and (iv) $6.5 million principally from vertical integration and procurement savings related to purchases of certain product components.

Our covenant requirements and pro forma ratios for the year ended December 31, 2007 are as follows:

	Covenant Requirements	Actual Ratios
New Senior Credit Facility (1)
Consolidated net senior debt to Adjusted EBITDA	*	4.01:1
10.875% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.58:1
11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.58:1

*      No covenant requirement as of December 31, 2007. This covenant requirement will begin for the quarter ended June 28, 2008.

(1)         Beginning with the twelve months ending June 30, 2008, the New Senior Secured Credit Facility requires us to maintain a consolidated net senior debt to Adjusted EBITDA ratio starting at a maximum of 5.10:1 and stepping down over time to 3.25:1 by the end of 2011.  Consolidated senior debt is defined as aggregate consolidated secured indebtedness of Holdings, DJOFL and the restricted subsidiaries less the aggregate amount of all cash and cash equivalents, free and clear of all liens subject to certain exceptions.

Under the Indentures governing our Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1, on a pro forma basis after giving effect to such incurrence.  Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis.  Our ratio of Adjusted EBITDA to fixed charges for the year ended December 31, 2007, measured on that date, would have been 1.58:1.  Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0 to 1.0.  Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Contractual Obligations, Commercial Commitments, and Leases

The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations as of December 31, 2007 (in thousands):

	Payment due by period
	Total	<1 year	1-3 years	3-5 years	>5 years
Long-term debt obligations	$1,832,222	$13,922	$18,860	$18,168	$1,781,272
Interest payments (a)	1,053,357	165,154	329,065	325,060	234,078
Capital lease obligations	585	287	296	2	—
Operating lease obligations	74,004	10,205	16,925	12,227	34,647
Purchase obligations	127,619	38,020	26,599	14,000	49,000
Total	$3,087,787	$227,588	$391,745	$369,457	$2,098,997

(a)          $775.0 million principal amount of long-term debt is subject to fixed interest rates and $1,065.0 million of principal amount of long-term debt is subject to a floating interest rate. The interest payments in the above table for the floating rate debt were based primarily on an assumed 7.83% interest rate which is the effective interest rate for the term loans under the New Senior Secured Credit Facility at December 31, 2007.  Also included is the effect on interest expense related to our interest rate swap for a notional amount of $515.0 million at a fixed LIBOR rate of 7.205% expiring in 2009.

As of December 31, 2007, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $127.6 million in the ordinary course of business.  The purchase obligations shown above include $9.5 million committed in each of 2008 and 2009 to purchase certain supplies from a Minnesota corporation related to our electrotherapy products.  In addition, we are obligated to purchase $7.3 million in 2008 and $3.1 million in 2009 from Medireha, which is 50% owned by us, under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures through 2009, the expiration date of our agreement.  In addition, under the amended transaction and monitoring fee agreement entered into in connection with the DJO Merger, DJO has an obligation to pay a $7.0 million annual monitoring fee to BMP through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for more a more detailed description of the amended agreement.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirement because the actual timing of future payments made may vary from the stated contractual obligation.  In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $3.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 12 in our audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion on income taxes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns and rental credits, goodwill and intangible assets, deferred tax assets and liabilities, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact on our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

We have established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits.  Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors.   We report these allowances as reductions in our gross revenue.  We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers.  We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2007 and 2006, we reserved for and reduced gross revenues from third party payors by 30% in each year, for estimated allowances related to these contractual reductions.  Our reserve levels during 2007 were impacted by charges recorded in anticipation of integration related collection issues related to accounts receivable acquired in connection with the DJO Merger.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 65% of our net revenues for the year ended December 31, 2007 and approximately 62% of our net accounts receivable at December 31, 2007. We have historically experienced write-offs of less than 3% of related net revenues and, for 2007, such write-offs were less than 2%. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third party payor customers represented approximately 35% of our net revenues for the year ended December 31, 2007 and 38% of our net accounts receivable at December 31, 2006. For 2007, we estimate bad debt expense to be approximately 7% of gross revenues from these third party reimbursement customers.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.   Additions to this reserve are reflected as selling, general and administrative expense.

Our reserve for rebates accounts for incentives that we offer to certain of our distributors.  These rebates generally are attributable to sales volume, sales growth and to reimburse the distributor for certain discounts.  We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

Our reserve for product returns accounts for estimated customer returns of our products after purchase. These returns are mainly attributable to a third party payor’s refusal to provide reimbursement for the product or the inability of the product to adequately address the patient’s condition. We provide for this reserve by reducing gross revenue based on our historical rate of returns.

Our reserve for rental credit recognizes a timing difference between billing for a sale and processing a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing for a sale and processing the rental credit. Our rental credit reserve estimates unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount.  We provide for these reserves by reducing our gross revenue.  The cost to refurbish rented products is expensed as incurred as part of cost of sales.

Inventory Reserves

We provide reserves for estimated excess and obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products.

We consign a portion of our inventory to allow our products to be immediately dispensed to patients.  This requires a large amount of inventory to be on hand for the products we sell through consignment arrangements.  It also increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our possession, we maintain additional reserves for estimated shrinkage of these inventories based on the results of periodic inventory counts and historical trends.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.  At September 29, 2007, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.

At September 29, 2007, other intangibles were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of these assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rate and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

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

Our gross deferred tax asset balance was approximately $142.4 million at December 31, 2007 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 12).  As of December 31, 2007, we recorded a valuation allowance of $16.5 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with the IOMED, Empi and Compex acquisitions and the Prior Transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow.  Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our New Senior Secured Credit Facility, which bear interest at floating rates based on a eurodollar rate (“LIBOR”) or the prime rate of Credit Suisse.  As of December 31, 2007, we had $1,065.0 million of borrowings under our New Senior Secured Credit Facility.  On November 20, 2007, we entered into a new interest rate swap agreement related to the New Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009.  A hypothetical 1% increase in variable interest rates for the remaining portion of the New Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for the year ended December 31, 2007, by approximately $5.5 million.  All of our other debt of approximately $775.0 million was fixed rate debt at December 31, 2007.  We may use additional derivative financial instruments where appropriate to manage our interest rate risk.  However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility.  To date, DJO has not used international currency derivatives to hedge against its investment in its European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar.  Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.  As of December 31, 2007, DJO had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $10.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2007

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	64
Report of Independent Registered Public Accounting Firm – KPMG LLP	65
Consolidated Balance Sheets at December 31, 2007 and 2006	66
Consolidated Statements of Operations for the Successor Year Ended December 31, 2007 and for the Period November 4, 2006 through December 31, 2006	67
Consolidated Statements of Operations for the Predecessor Period January 1, 2006 through November 3, 2006 and for the Year Ended December 31, 2005	67
Consolidated Statements of Changes in Membership Equity and Comprehensive Loss for the Successor Year Ended December 31, 2007 and for the Period November 4, 2006 through December 31, 2006	68
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Predecessor Period January 1, 2006 through November 3, 2006 and for the Year Ended December 31, 2005	68
Consolidated Statements of Cash Flows for the Successor Year Ended December 31, 2007 and the Period November 4, 2006 through December 31, 2006	69
Consolidated Statements of Cash Flows for the Predecessor Period January 1, 2006 through November 3, 2006, and for the Year Ended December 31, 2005	69
Notes to Consolidated Financial Statements	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated balance sheet of DJO Finance LLC and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in membership equity and comprehensive loss, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC and subsidiaries at December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated balance sheet of DJO Finance LLC and subsidiaries (formerly ReAble Therapeutics Finance LLC) (the “Successor”) as of December 31, 2006 and the related consolidated statements of operations, changes in membership equity and comprehensive loss, and cash flows for the period from November 4, 2006 through December 31, 2006 and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows of ReAble Therapeutics, Inc. (“RTI”) for the period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005.  In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II as it relates to 2006 and 2005.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor as of December 31, 2006, and the results of its operations and its cash flows for the period from November 4, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of RTI for the period from January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 3, 2006, all of the outstanding stock of RTI was acquired in a business combination accounted for as a purchase.  As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, as of January 1, 2006.

/s/ KPMG LLP

Austin, Texas

March 30, 2007, except as to Note 11, which

     is as of March 25, 2008

DJO Finance LLC and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$63,471	$30,903
Accounts receivable, net	154,767	68,894
Inventories, net	110,904	67,673
Deferred tax assets, net	28,999	25,734
Prepaid expenses and other current assets	17,319	11,607
Total current assets	375,460	204,811
Property and equipment, net	81,645	41,251
Goodwill	1,201,282	475,722
Intangible assets, net	1,360,361	317,242
Other non-current assets	67,524	21,610
Total assets	$3,086,272	$1,060,636

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Accounts payable	$43,576	$18,895
Accrued expenses	103,767	37,979
Long-term debt and capital leases, current portion	14,209	6,505
Total current liabilities	161,552	63,379
Long-term debt and capital leases, net of current portion	1,818,598	548,037
Deferred tax liabilities, net	386,659	111,232
Other non-current liabilities	13,260	1,871
Total liabilities	2,380,069	724,519

Minority interests	1,215	909

Commitments and contingencies

Membership equity:
Additional paid-in capital	822,854	373,469
Accumulated deficit	(124,056)	(41,634)
Accumulated other comprehensive income	6,190	3,373
Total membership equity	704,988	335,208
Total liabilities, minority interests, and membership equity	$3,086,272	$1,060,636

See accompanying notes to consolidated financial statements.

DJO Finance LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Net sales	$492,134	$57,902	$304,383	$293,726
Cost of sales	205,864	26,787	127,280	115,373
Gross profit	286,270	31,115	177,103	178,353
Operating expenses:
Selling, general and administrative	271,163	41,099	179,164	120,036
Research and development	21,047	28,128	14,772	9,577
Amortization of acquired intangibles	33,496	4,035	5,965	5,053
Operating income (loss)	(39,436)	(42,147)	(22,798)	43,687
Other income (expense):
Interest income	1,132	312	527	393
Interest expense	(72,409)	(8,611)	(26,008)	(28,509)
Other income (expense), net	742	133	(23)	(23)
Loss on early extinguishment of debt	(14,539)	—	(9,154)	—
Income (loss) from continuing operations before income taxes and minority interests	(124,510)	(50,313)	(57,456)	15,548
Provision (benefit) for income taxes	(42,503)	(8,756)	(11,452)	6,061
Minority interests	415	39	158	140
Income (loss) from continuing operations	(82,422)	(41,596)	(46,162)	9,347
Discontinued operations:
Gain on disposal of discontinued operations (net of income tax expense of $1,563 in 2005)	—	—	—	2,445
Income (loss) from discontinued operations (net of income tax provision (benefit) of $0, ($25), ($394) and $341, respectively)	—	(38)	(614)	538
Net income (loss)	$(82,422)	$(41,634)	$(46,776)	$12,330

See accompanying notes to consolidated financial statements.

DJO Finance LLC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity, Membership Equity, and Comprehensive Income (Loss)

(in thousands)

	Successor	Predecessor
	Additional Paid-In Capital	Common Stock		Additional Paid-In Capital	Notes Received for Sale of Common Stock	Cost of Repurchased Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity and Membership Equity
		Shares	Amount			Shares	Amount
Predecessor:
Balance at December 31, 2004		20,777	$21	$154,925	$(948)	(204)	$(1,647)	$3,576	$4,390	$160,317
Net income		—	—	—	—	—	—	12,330	—	12,330
Foreign currency translation adjustments		—	—	—	—	—	—	—	(6,781)	(6,781)
Change in fair value of derivatives		—	—	—	—	—	—	—	634	634
Comprehensive income		—	—	—	—	—	—	—	—	6,183
Equity awards		—	—	105	—	—	—	—	—	105
Exercise of common stock options		64	—	355	—	—	—	—	—	355
Tax benefit associated with stock options		—	—	45	—	—	—	—	—	45
Note payments		—	—	—	102	—	—	—	—	102
Balance at December 31, 2005		20,841	21	155,430	(846)	(204)	(1,647)	15,906	(1,757)	167,107
Net loss		—	—	—	—	—	—	(46,776)	—	(46,776)
Change in fair value of derivatives		—	—	—	—	—	—	—	(464)	(464)
Foreign currency translation adjustment		—	—	—	—	—	—	—	5,077	5,077
Comprehensive loss		—	—	—	—	—	—	—	—	(42,163)
Issuance of common stock and options in connection with the Compex acquisition		7,267	7	99,308	—	—	—	—	—	99,315
Equity awards		—	—	10,460	—	—	—	—	—	10,460
Exercise of common stock options		1,070	1	9,001	—	—	—	—	—	9,002
Tax benefit associated with stock options		—	—	524	—	—	—	—	—	524
Note payments		—	—	—	846	—	—	—	—	846
Balance at November 3, 2006		29,178	$29	$274,723	$—	(204)	$(1,647)	(30,870)	2,856	245,091
Successor:
Net loss	$—							(41,634)	—	(41,634)
Foreign currency translation adjustments	—							—	3,373	3,373
Comprehensive loss	—							—	—	(38,261)
Equity awards	105							—	—	105
Capital contribution - Cefar acquisition	9,464							—	—	9,464
Investment by Parent	363,900							—	—	363,900
Balance at December 31, 2006	373,469							(41,634)	3,373	335,208
Net loss	—							(82,422)	—	(82,422)
Change in fair value of derivatives, net of tax of $1,529	—							—	(2,383)	(2,383)
Foreign currency translation adjustments	—							—	5,200	5,200
Comprehensive loss	—							—	—	(79,605)
Repurchase of Prior Transaction Management Rollover Options	(1,248)							—	—	(1,248)
Equity awards	1,541							—	—	1,541
Reversal of tax benefit associated with stock options	(985)							—	—	(985)
Investment by Parent	450,077							—	—	450,077
Balance at December 31, 2007	$822,854							$(124,056)	$6,190	$704,988

See accompanying notes to consolidated financial statements.

DJO Finance LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
OPERATING ACTIVITIES:
Net income (loss)	$(82,422)	$(41,634)	$(46,776)	$12,330
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	14,744	2,369	8,839	8,696
Amortization of intangibles	33,496	4,035	5,965	5,053
Amortization of debt issuance costs	4,862	654	1,765	2,177
Non-cash loss on early extinguishment of debt	9,744	—	9,154	—
Non-cash interest expense	—	—	91	100
Stock-based compensation	1,541	105	10,631	160
Asset impairments and loss on disposal of assets	682	1,228	388	1,375
Deferred income taxes	(47,221)	(8,842)	(13,284)	(2,930)
Provision for doubtful accounts and sales returns	22,428	513	21,763	6,108
Inventory reserves	3,580	957	7,563	4,810
Minority interests	415	39	158	140
Excess tax benefit associated with stock option exercises	(370)	—	(2,543)	45
Acquired in-process research and development	3,000	25,200	3,897	—
Net effect of discontinued operations, net of gain on disposal	378	457	5,155	(2,382)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(15,301)	6,061	5,503	(8,365)
Inventories	7,075	2,911	(9,734)	(12,570)
Prepaid expenses, other assets and liabilities	1,567	2,642	(1,818)	2,439
Accounts payable and accrued expenses	13,043	(12,524)	9,958	2,374
Net cash (used in) provided by operating activities	(28,759)	(15,829)	16,675	19,560
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(1,313,110)	(13,008)	(1,793)	(21,648)
Acquisition of ReAble (Prior Transaction)	—	(522,072)	—	—
Purchases of property and equipment	(13,962)	(1,331)	(12,304)	(8,010)
Proceeds from sale of assets	4,591	—	69	8
Proceeds from sale of discontinued operations	—	—	—	9,291
Other	(583)	—	(244)	(5)
Net cash used in investing activities	(1,323,064)	(536,411)	(14,272)	(20,364)
FINANCING ACTIVITIES:
Investment by Parent	434,599	357,000	—	—
Proceeds from long-term obligations	1,724,350	550,370	25,300	14,700
Retirement of debt and payments on long-term obligations	(718,421)	(336,113)	(25,420)	(15,555)
Payment of debt issuance costs	(55,866)	(20,818)	(10)	(642)
Excess tax benefit associated with stock option exercises	370	—	2,543	—
Repurchase of Prior Transaction Management Rollover Options	(1,248)	—	—	—
Dividend paid to minority interests	(226)	—	—	(198)
Proceeds from issuance of common stock	—	—	9,002	355
Proceeds from notes received for sale of common stock	—	—	846	102
Net cash provided by (used in) financing activities	1,383,558	550,439	12,261	(1,238)
Effect of exchange rate changes on cash and cash equivalents	833	274	566	(647)
Net increase (decrease) in cash and cash equivalents	32,568	(1,527)	15,230	(2,689)
Cash and cash equivalents at beginning of period	30,903	32,430	17,200	19,889
Cash and cash equivalents at end of period	$63,471	$30,903	$32,430	$17,200
Supplemental disclosures of cash flow information:
Cash paid for interest	$70,249	$3,446	$26,584	$25,476
Cash paid for income taxes	$912	$606	$4,576	$12,377
Non-cash investing and financing activities:
Capital lease obligations related to equipment leases	$328	$—	$384	$255
Issuance of management rollover options	$15,478	$6,900	$—	$—
Issuance of common stock in connection with acquisition of businesses	$—	$9,464	$99,315	$—

See accompanying notes to consolidated financial statements.

DJO Finance LLC and Subsidiaries

Notes to Consolidated Financial Statements

1.            SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.  We are a global provider of high-quality, orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products.  We offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care.  Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries.  In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

We currently market and distribute our products through three operating segments, Domestic Rehabilitation, International Rehabilitation, and Surgical Implant. Our Domestic and International Rehabilitation Segments offer non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables, traction equipment and other clinical therapy equipment; orthotic devices used to treat joint and spine conditions; orthopedic soft goods; rigid knee braces; and vascular systems which include products intended to prevent deep vein thrombosis following surgery.  Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products.

On November 20, 2007, a subsidiary of ReAble Therapeutics Inc. (“ReAble” or “Parent”) was merged into DJO Opco Holdings, Inc. (“DJO Opco”), with DJO Opco continuing as the surviving corporation (the “DJO Merger”).  As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC, the entity filing this Annual Report on Form 10-K, which was itself a subsidiary of ReAble.  Following the DJO Merger, ReAble was renamed DJO Incorporated (“DJO”), ReAble Therapeutics Finance LLC was renamed DJO Finance LLC (“DJOFL” or “Successor”) and ReAble Finance Corporation, the co-issuer of both 10.875% and 11.75% senior subordinated notes (See Note 8), was renamed DJO Finance Corporation (“Finco”).

On November 3, 2006, an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”) acquired all of the outstanding shares of capital stock of ReAble in a merger transaction (the “Prior Transaction”).  See further description of the Prior Transaction under Note 2.  For purposes of discussing the Prior Transaction in the audited consolidated financial statements, we refer to DJO as ReAble or “Predecessor”.  Except as otherwise indicated, references to “us”, “we”, “our”, “DJO”, or “our Company”, refers to DJO and its consolidated subsidiaries.

DJOFL directly or indirectly through its subsidiaries, owns all of the operating assets of DJO.  The accompanying consolidated financial statements include the accounts of DJOFL, and its wholly owned subsidiaries and those entities in which we hold a controlling interest from the date of the Prior Transaction.  Prior to the date of the Prior Transaction, the financial statements reflect the accounts and activities of the Predecessor.  The Successor period reflects the acquisition of ReAble using the purchase method of accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”.  The Predecessor results of ReAble are not comparable to the Successor results of DJOFL due to the difference in basis of presentation incorporating the Prior Transaction purchase accounting as compared to historical cost for the Predecessor.  Minority interests reflect the 50% separate ownership of Medireha GmbH, which we have consolidated due to our controlling interest in it.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangible assets and stock-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash consists of deposits with financial institutions.  We consider all short-term, highly liquid investments and investments in money market funds and commercial paper with original maturities of less than three months at the time of purchase to be cash equivalents. While our cash and cash equivalents are on deposit with high-quality institutions, such deposits exceed FDIC insured limits.

Allowance for Doubtful Accounts.  We make estimates of the collectibility of accounts receivable.  Management analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Sales Returns and Allowances.  We make estimates of the amount of sales returns and allowances that will eventually be incurred.  Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts.  We estimate contractual discounts and allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience.

Inventories.  Inventory is valued at the lower of cost or market, with cost generally determined using the average cost method.  We establish reserves for slow moving and excess inventory, product obsolescence, shrinkage and other valuation impairments based on future demand and historical experience.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets that range from three to twenty-five years.  Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter.  We capitalize surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of selling, general and administrative expense.  We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.  Maintenance and repairs are expensed as incurred.

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  During the development stage of internally developed software applications, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.  We have unamortized capitalized computer software costs aggregating $5.6 million and $0.6 million at December 31, 2007 and 2006, respectively.  Software maintenance, training and data conversion costs are expensed in the period in which they are incurred.  Amortization expense related to capitalized computer software was approximately $0.9 million, $0.2 million, $0.7 million, and $0.7 million for the Successor year ended December 31, 2007 and the period November 4, 2006 through December 31, 2006, and the Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, respectively.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as amount by which the carrying amount of the assets exceed the undiscounted future net cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or estimated sale value less estimated costs to sell.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  Identifiable intangible assets consist of trademarks, trade names, patents, distribution networks, intellectual property, non-compete agreements and customer lists and are carried at fair value on date of purchase less accumulated amortization.  Amortization of identifiable intangibles is computed using the straight-line method over periods ranging from one to twelve years.  On an annual basis, and between annual tests in certain circumstances, we review our goodwill and intangible assets to determine if there has been any change in the respective useful lives of intangible assets, or whether there has been impairment of these assets.

Debt Issuance Costs.  Debt issuance costs are capitalized and are included in other non-current assets on our consolidated balance sheet.  We amortize these costs over the lives of the related debt instruments (currently, approximately seven years) and classify the amortization expense with interest expense in the accompanying consolidated statements of operations.

Warranty Costs.  We provide expressed warranties on certain products for periods typically ranging from one to three years.  We estimate our warranty obligations at the time of sale based upon historical experience and known product issues, if any.

Activity in our warranty reserves were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Beginning balance	$1,348	$1,275	$643	$370
Amount charged to expense for estimated warranty costs	509	260	1,354	1,079
Deductions for actual costs incurred	(454)	(187)	(1,040)	(806)
Acquired through business acquisitions	317	—	318	—
Ending balance	$1,720	$1,348	$1,275	$643

Self Insurance.  We are partially self insured for certain employee health benefits and product liability claims.  Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.

Revenue Recognition.   We recognize revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

We reduce revenue by estimates of potential future product returns and other allowances.  Revenues are also reduced by rebates related to sales transacted through distribution agreements that provide the distributors with a right to return inventory or take certain pricing adjustments based on sales mix or volume.  Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized.

Advertising Costs.  We expense advertising costs as they are incurred.  For the Successor year ended December 31, 2007 and the period November 4, 2006 through December 31, 2006, advertising costs were approximately $3.9 million and $0.7 million, respectively.  For the Predecessor period January 1, 2006 through November 3, 2006 and the year ending December 31, 2005, such costs approximated $5.6 million and $3.1 million, respectively.

Stock Based Compensation.  We maintain a stock option plan and account for related compensation expense. Effective January 1, 2006, we adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method, in which compensation expense was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

As permitted under SFAS 123(R), we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees prior to January 1, 2006. Under APB 25, compensation expense for stock options was measured as the excess, if any, of the market price of common stock at the date of grant over the exercise price. Historically, we did not recognize any compensation expense under APB 25.

Prior to the adoption of SFAS 123(R), we presented the tax savings related to tax deductions resulting from the exercise of stock options as operating cash flows, in accordance with Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires recognition of the net tax savings resulting from such tax deductions in the financial statements as financing cash flows.

With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for service-based awards granted on or after the adoption of SFAS 123(R) on a straight-line basis over the requisite service (vesting) period for the entire award.  Other awards vest over a specified performance period from the date of grant upon the achievement of certain pre-determined performance targets over time and compensation expense is recognized to the extent the achievement of the performance targets is deemed probable.

Refer to Note 10 for further discussion.

Income Taxes.  We account for income taxes under the asset and liability method as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”)”.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We adopted FIN 48 beginning with the year ended December 31, 2006.  The adoption of FIN 48 did not have a material effect on our results of operations and financial condition (see Note 12 to our audited consolidated financial statements).

Foreign Currency Translation.  The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated membership equity or stockholders equity for Predecessor periods. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction.

Derivatives and Hedging Activities.  We use derivative financial instruments to manage the risk of fluctuations in interest rates and foreign currency exchange rates.  We evaluate the amount at risk, risk tolerance, cost of the derivative, and our targeted mix of fixed and floating rates before entering into hedging activities.  On occasion we use forward contracts to hedge foreign currency cash flows and interest rate swaps to hedge interest expense. Derivatives are recorded on the balance sheet and measured at fair value.  Gains and losses on cash flow hedges that qualify for hedge accounting treatment are reported in accumulated other comprehensive income and are only reported in current income when rate fluctuations of the hedged items are reported.  Any ineffective portion of the derivative’s change in fair value is directly recognized in current income.  We do not enter into derivative instruments for speculative or trading purposes.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income and other comprehensive income.  Other comprehensive income (loss) refers to unrealized gains and losses that are excluded from current earnings and are recorded directly as an adjustment to stockholders’ equity/membership equity.  These gains and losses often fluctuate before being realized, and are often long-term in nature.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized interest rate hedge gains and losses, net of tax.

Concentration of Credit Risk.  We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare.  International sales comprised 27.0%, 29.1%, 22.9%, and 21.5% of our net revenues for the Successor year ended December 31, 2007 and the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, respectively.  International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates.

During the three years ending December 31, 2007, we had no individual customer or distributor that accounted for 10% or more of our total annual revenues.

Fair Value of Financial Instruments.  The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature.  The fair values of our variable rate debt, including borrowings under our New Senior Secured Credit Facility, approximate carrying value due to the variable interest rate features on these instruments.  We estimated the fair value of our long-term fixed rate notes based on trading prices for the notes on or near December 31, 2007 and 2006 (see Note 8).

Reclassifications. The consolidated financial statements and accompanying footnotes reflect certain reclassifications, including (i) the reclassification of certain shipping costs from selling, general and administrative expenses to cost of sales, (ii) the reclassification of income taxes receivable from accounts receivable to other current assets, and (iii) the reclassification of restricted cash to other non-current assets.  These reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” which requires entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements.  The statement is effective for fiscal years beginning after December 5, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

In December 2007, the FASB issued Statement No. 141 (Revised), “Business Combinations” which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  The statement is effective for fiscal years beginning after December 13, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt this statement as of the beginning of 2008 and are currently assessing the potential impact of adoption.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements.   The statement is effective for fiscal years beginning after November 15, 2007. We will adopt this statement as of the beginning of fiscal 2008 and are currently assessing the potential impact of adoption.

2.            ACQUISITIONS AND OTHER TRANSACTIONS

Since the beginning of 2005, we have completed eight acquisitions. We believe that the acquisition of these businesses has allowed us to serve our patients, and their professional caregivers more effectively. In addition, through the acquisition of these businesses, we have achieved and expect to continue to achieve certain synergies that should reduce our manufacturing costs and selling and distribution costs, and enhance our product offering and research and development efforts.

We account for acquisitions in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”).  The results of operations attributable to each acquisition are included in the audited consolidated financial statements from the date of acquisition.

Acquisition of DJO Opco Holdings, Inc.

On July 15, 2007, we entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO Opco, formerly known as DJO Incorporated, in a merger transaction (the “DJO Merger”) pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL.  The total purchase price for the DJO Merger, which consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 (the “per share merger consideration”) in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of rollover options as explained below, and $22.8 million in direct acquisition costs.  The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under our new senior secured credit facility (the “New Senior Secured Credit Facility”), and proceeds from newly issued 10.875% senior notes due 2014 (the “10.875% Notes”) (see Note 8 for further information).

Except for certain options held by certain members of DJO Opco management who chose to rollover their options, each outstanding option to purchase common stock of DJO Opco was cancelled in exchange for the right to receive, for each share of common stock of DJO Opco issuable upon exercise of such option, cash in the amount equal to the excess of $50.25 over the exercise price per share of any such options, multiplied by the number of shares of common stock for which such option was exercisable immediately prior to the effective time of the DJO Merger. Former holders of options to acquire DJO Opco’s common stock received an aggregate of $47.8 million in cash in exchange for their options in the DJO Merger, and was included as part of the total purchase consideration of the DJO Merger.  Certain members of DJO Opco management elected to rollover certain options held by them that had not been exercised at or prior to the effective time of the DJO Merger.  Such rollover options were converted to options to purchase 1,912,577 shares of DJO’s common stock (the “DJO Merger management rollover options”).  The fair value of these fully vested options approximated $15.2 million and was recorded as a component of the cost of the acquisition.

The following capitalization and financing transactions occurred in connection with the DJO Merger:

•                  Blackstone made a cash equity contribution of $434.6 million;

•                  DJOFL entered into the New Senior Secured Credit Facility, which provided for a senior secured term loan facility of $1,065.0 million, all of which was borrowed at closing of the DJO Merger, and a new revolving loan facility of $100.0 million, of which no amount was drawn at the closing of the DJO Merger.  The Company issued the new term loan at a 1.2% discount resulting in net proceeds of approximately $1,052.4 million (see Note 8).

•                  DJOFL and Finco, as co-issuers, issued $575.0 million aggregate principal amount of the 10.875% Notes (see Note 8).

The proceeds from the capitalization and financing transactions described above were used to:

•                  pay cash of approximately $1.2 billion to holders of the outstanding shares of common stock and outstanding stock options of DJO Opco immediately prior to the effective time of the DJO Merger (other than the DJO Merger Management Rollover Options);

•                  repay approximately $430.9 million of indebtedness under our then existing credit facility (the “Old Senior Secured Credit Facility”) and accrued interest thereon of $1.3 million.  We recorded approximately $9.7 million of expense related to the unamortized debt issuance costs associated with the Old Senior Secured Credit Facility;

•                  repay approximately $271.5 million of outstanding indebtedness under DJO Opco’s senior secured credit facilities existing at the time of the DJO Merger, including accrued interest thereon of $0.4 million;

•                  pay fees and expenses of the DJO Merger and related debt financing costs of approximately $25.7 million and $54.7 million, respectively.  The fees and expenses related to the DJO Merger were accounted for as part of the merger purchase consideration, with the exception of $2.9 million of fees that were expensed related to alternative financing that was not used. The fees and expenses related to the debt financing have been capitalized as non-current assets in the consolidated balance sheet at December 31, 2007 and are being amortized over the terms of the related debt instruments;

•                  pay approximately $9.2 million of fees and expenses incurred by DJO Opco prior to the effective time of the DJO Merger; and

•                  pay $4.8 million in cash related to the termination of interest rate swaps in connection with the repayment of the Company’s Old Senior Secured Credit Facility, which was recorded as interest expense in the consolidated statement of operations.

In connection with the DJO Merger, we also agreed to pay approximately $5.6 million of retention bonuses to certain of our executive officers and senior management team members, of which $2.8 million was paid in January 2008 and the remainder is to be paid in January 2009, subject to certain conditions.  We are recording the expense ratably as selling, general and administrative in our consolidated statement of operations over the period from the date of the DJO Merger through December 31, 2008, including $0.5 million for the twelve months ended December 31, 2007.

We are currently integrating the operations of ReAble with those of DJO Opco.  See Note 13 for further details.

Acquisition of IOMED, Inc.

On August 9, 2007, a subsidiary of DJOFL acquired IOMED, Inc. (“IOMED”), which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The IOMED acquisition was primarily financed with borrowings under our then existing revolving credit facility (see Note 8).

Acquisition of The Saunders Group, Inc.

On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs (the “Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our Old Senior Secured Credit Facility (see Note 8).

Acquisition of Cefar AB

On November 7, 2006, a subsidiary of DJOFL acquired all of the issued and outstanding shares of Cefar AB (“Cefar”), a provider of electrotherapy and rehabilitation devices used for chronic pain, for women’s health, for electroacupuncture, and for other rehabilitation activities. The purchase price of $27.1 million was comprised of the payment of $16.3 million in cash, issuance of shares of our common stock valued at $9.5 million, and $1.3 million of acquisition costs. The fair value of the common stock issued was determined as $16.46 per share based on the per share price used in the Prior Transaction. We funded the cash portion of the acquisition with $10.0 million of term loan borrowings under the Old Senior Secured Credit Facility and cash on hand.  Pursuant to the terms of the acquisition agreement, additional amounts may be paid to certain of the former stockholders of Cefar if certain EBITDA targets are met by December 31, 2008. During the fourth quarter of 2007, we accrued approximately $4.2 million, with a corresponding increase to goodwill, related to payments we expect to pay to the former stockholders of Cefar based on expected levels of achievement related to the EBITDA targets as specified in the acquisition agreement.

We have integrated the operations of Cefar with those of Compex SA, the European subsidiary of Compex, acquired in February 2006 (see Note 13).

The Prior Transaction

On November 3, 2006, Blackstone acquired all of the outstanding shares of capital stock of ReAble.  Under the terms of the Agreement and Plan of Merger dated June 30, 2006 (“Blackstone Merger Agreement”).  The total purchase price for the Prior Transaction was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock, $7.2 million related to the fair value of management rollover options that continued to remain as outstanding options to purchase ReAble common stock after the Prior Transaction (the “Prior Transaction Management Rollover Options”), and $39.5 million in direct acquisition costs.  The Prior Transaction was financed through a combination of equity contributed by an affiliate of Blackstone, cash on hand of ReAble, borrowings under the Old Senior Secured Credit Facility and proceeds from our 11.75% senior subordinated notes (the “11.75% Notes”, see Note 8).  Upon the closing of the Prior Transaction, shares of ReAble’s common stock ceased to be traded on the NASDAQ Global Market.

The following capitalization and financing transactions occurred in connection with the Prior Transaction:

•                  Blackstone made a cash equity contribution of $357.0 million;

•                  DJOFL entered into the Old Senior Secured Credit Facility that provided for a senior secured term loan facility of $350.0 million, all of which was borrowed at closing of the Prior Transaction, and a revolving loan facility of $50.0 million, of which no amount was drawn at the closing of the Prior Transaction; and

•                  DJOFL and Finco, as co-issuers, issued $200.0 million aggregate principal amount of the 11.75% Notes.

The proceeds from the capitalization and financing transactions described above were used to:

•                  pay cash of approximately $482.5 million to holders of the outstanding shares of common stock and outstanding stock options of ReAble immediately prior to the effective time of the Prior Transaction (other than the Prior Transaction Management Rollover Options);

•                  repay approximately $170.2 million of indebtedness under our then existing credit facility and accrued interest thereon of $3.4 million;

•                  repurchase $165.0 million aggregate principal amount of 9.75% notes payable (the “9.75% Notes”) and pay the related $20.4 million of bond tender premium and consent fees, pursuant to a tender offer and consent solicitation;

•                  pay fees and expenses of the Prior Transaction and related debt financing costs of approximately $54.0 million and $20.8 million, respectively.  Of the approximate $54.0 million fees and expenses related to the Prior Transaction, $13.4 million and $1.1 million was expensed as selling, general and administrative expense in our statements of operations for the period from January 1, 2006 to November 3, 2006 and the period from November 4, 2006 to December 31, 2006, respectively, and $39.5 million, including the $20.4 million bond tender premium and consent fees, were capitalized in purchase accounting and included in the consolidated balance sheet at December 31, 2006.  The fees and expenses related to the debt financing were capitalized as non-current assets in the consolidated balance sheet at December 31, 2006 and were amortized over the terms of the related debt instruments;

•                  payment of $5.5 million of bonuses to certain of our former executive officers, which was recorded as a selling, general and administrative expense in the Successor statement of operations; and

•                  fund the $13.7 million cash portion of the Cefar acquisition.

The Predecessor financial statements for the period from January 1, 2006 through November 3, 2006 reflect certain items related to the closing of the Prior Transaction including, but not limited to, the following:

•                  recognition of $7.5 million of stock-based compensation expense associated with the accelerated vesting of stock options which occurred as a result of the change in control in connection with the consummation of the Prior Transaction;

•                  recognition of $9.2 million of expense for unamortized debt issuance and debt discount costs associated with the repayment of the then existing senior credit facility and 9.75% Notes;

•                  recognition of $0.4 million of gain due to the termination of an interest rate swap agreement; and

•                  recognition of $13.4 million of costs incurred related to the Prior Transaction.  Such costs are reflected in selling, general and administrative expenses in the Predecessor’s statement of operations for the period from January 1, 2006 to November 3, 2006.

Acquisition of Compex Technologies, Inc.

On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc. (“Compex”), a Minnesota corporation. Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The domestic Compex operations were integrated into our Empi division (see Note 13). The total purchase price of approximately $102.9 million was comprised of 7.3 million shares of our common stock valued at $90.0 million, options to purchase 900,000 shares of our common stock valued at $9.3 million, and $3.6 million in acquisition costs. We funded the cash portion of the acquisition with $25.3 million of borrowings.

Included in the liabilities assumed in the Compex acquisition was a contingent liability relating to litigation against Compex regarding a potential incorrect payment of custom duties and VAT on imported goods prior to the date of the acquisition. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received in early 2008.  The estimated potential liability in the dispute if the custom officials were to prevail is approximately $1.1 million. Therefore, $1.1 million was recorded as an adjustment to the Compex purchase price with a corresponding increase in goodwill during the fourth quarter of 2006.

During the second quarter of 2006, additional information was obtained regarding the Compex payor mix and its accounts receivable collection rates and trends, which resulted in a change in our estimate of the value of the acquired accounts receivable and a $5.6 million charge to the reserve account.  In addition, during December 2006, in conjunction with the completion of a strategic review and assessment of various options related to ongoing efforts to collect the remaining Compex accounts receivable, the decision was made to outsource the collection effort to a third party.  Based on collection estimates provided by the third party collection company, in the fourth quarter of 2006, we recorded an additional adjustment to the carrying value of accounts receivable in the amount of $19.8 million.  These adjustments resulted in a reduction in our net revenues and gross margin of $11.4 million, a reduction in operating and pre-tax income of $25.4 million, and a reduction of our net income by approximately $15.5 million for the predecessor period January 1, 2006 through November 3, 2006.

Acquisition of OTI

On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several knee and hip implant products.  The total purchase price for the OTI assets of approximately $15.7 million was comprised of approximately $14.5 million payable in cash to OTI and $1.2 million in acquisition costs.

The acquisition consideration was subject to adjustment based upon the final balance sheet as of the closing date, which was the subject of a dispute between the former OTI shareholders and us.  We had also been in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made under the Asset Purchase Agreement that governs the OTI acquisition (the “OTI APA”).  This dispute had been the subject of litigation in which each party had asserted certain claims, including our claim for indemnification from the approximately $1.7 million escrow fund that was established pursuant to the OTI APA specifically for the purpose of funding indemnification claims.  Previously, we had reflected the costs that we had incurred to date related to the litigation for which we believed we were entitled to indemnification as an account receivable.  During the fourth quarter of 2007, the dispute was settled.  The net effect of the various disputes and litigation settlements resulted in the recognition of approximately $0.4 million of intangible assets associated with the settlement of a previous patent infringement claim against us and OTI whereby we agreed to pay $0.4 million in exchange for a license to use the related technology.

Other Acquisitions

During 2007, we completed the acquisition of various other businesses, including Endeavor Medical, Inc. (“Endeavor”) and Performance Modalities, Inc. (“PMI”). On April 13, 2007, we acquired Endeavor for total consideration of $2.9 million. On February 16, 2007, we acquired certain assets of PMI for total consideration of $4.3 million. The preliminary allocation of the aggregate purchase price for both acquisitions, which is subject to change upon our further evaluation of the assets acquired and liabilities assumed, resulted in the recognition of $2.4 million of goodwill.

The fair values of the assets acquired and the liabilities assumed in connection with the acquisition of the businesses discussed above were estimated in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The purchase price for the 2007 acquisitions remain preliminary as of December 31, 2007, and may be subject to adjustments as we finalize our estimates of certain items, including severance amounts for employees terminated, certain acquired inventories and accounts receivable and accruals for certain contingent liabilities that existed on the acquisition dates.

The purchase prices for our recent acquisitions and the Prior Transaction were allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through December 31, 2007 (see Note 6):

(in thousands):	DJO Opco	IOMED	Saunders	Cefar	Prior Transaction	Compex	OTI	Wtd. Avg. Useful Life
Current assets	$172,177	$8,971	$6,783	$11,342	$209,011	$69,129	$3,627
Tangible non-current assets	67,500	853	273	1,036	49,853	8,340	1,297
Liabilities assumed (see Note 13)	(685,048)	(6,100)	(628)	(10,697)	(538,526)	(51,092)	(163)
Acquired in-process research and development	3,000	—	—	—	25,200	3,897	—
Identifiable intangible assets:
Technology-based	354,000	6,616	10,171	1,800	83,900	8,213	1,263	3 – 20 years
Customer-based	328,000	2,512	6,369	3,200	133,800	14,610	2,831	10 – 16 years
Trademarks and tradenames	356,000	1,777	4,423	3,400	92,000	5,771	—	Indefinite
Non-compete	—	—	—	—	1,600	—	—	1 year
Goodwill	679,104	8,676	13,537	17,036	472,414	43,995	6,834	N/A
Purchase price	$1,274,733	$23,305	$40,928	$27,117	$529,252	$102,863	$15,689

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The purchase price allocation for the DJO Opco acquisition included values assigned to certain specific identifiable intangible assets aggregating $1,038.0 million. An aggregate value of $354.0 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $328.0 million was assigned to certain DJO Opco customer relationships for group purchase organization (GPO) customers and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. A value of $356.0 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.  A value of $679.1 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues.  We also believe there are significant cost reduction synergies that may be realized when the acquired business is integrated.  These are among the factors that contributed to a purchase price for the DJO Opco acquisition that resulted in the recognition of goodwill.

The purchase price allocation for the Prior Transaction included values assigned to certain specific identifiable intangible assets aggregating $311.3 million. An aggregate value of $83.9 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $133.8 million was assigned to certain ReAble customer relationships for hospitals, distributors, third party payors, and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $92.0 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.  A value of $1.6 million was assigned to non-compete restrictions included in the employment agreements of certain of ReAble’s executive officers and senior management.  A value of $472.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of our operations and those of DJO Opco, IOMED, and Saunders on a pro forma basis, as though the companies acquired had been combined as of the beginning of each of the years presented. The pro forma financial information excludes the impact of other acquisitions made during 2007 with a total purchase price of $7.2 million and is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the years presented. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense, and related tax effects, among others.

	Unaudited Pro Forma
(in thousands):	Year Ended December 31, 2007	Year Ended December 31, 2006 (Combined)
Net sales	$928,356	$801,426

Loss from continuing operations before income taxes and minority interests	(240,145)	(268,536)
Benefit for income taxes	(76,062)	(70,866)
Minority interests	415	197
Loss from continuing operations	$(164,498)	$(197,867)

3.           ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Balance, beginning of period	$513	$—	$4,016	$2,735
Acquired through business acquisitions	14,709	—	—	—
Provision for doubtful accounts and sales returns	22,521	513	21,763	6,108
Write-offs, net of recoveries	(6,789)	—	(6,610)	(4,827)
Balance, end of period	$30,954	$513	$19,169	$4,016

Reserve balances subsequent to the Prior Transaction were netted against the related accounts receivable as part of the Prior Transaction purchase accounting.

4.           INVENTORIES

Inventories at December 31, 2007 and 2006 consist of the following (in thousands):

	Successor
	December 31, 2007	December 31, 2006
Components and raw materials	$35,534	$19,437
Work in process	6,626	3,848
Finished goods	54,411	27,974
Inventory held on consignment	22,159	17,332
	118,730	68,591
Less – inventory reserves	(7,826)	(918)
	$110,904	$67,673

In connection with the DJO Merger, the carrying value of the acquired DJO Opco inventory was increased by approximately $9.4 million to its estimated fair value as of the acquisition date.  This amount will be amortized through cost of sales over a three month period based upon the estimated turn of the acquired inventory, of which $4.7 million was recorded in the year ended December 31, 2007.  In connection with the IOMED, Saunders, the Cefar acquisitions, and the Prior Transaction, the carrying value of the acquired inventory was increased by approximately $0.6 million, $1.5 million, $2.2 million and $9.2 million, respectively; of these amounts, $9.0 million was amortized through cost of sales in the Successor year ended December 31, 2007 and $4.5 million was amortized through cost of sales in the Successor period November 4, 2006 through December 31, 2006.

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Balance, beginning of period	$918	$—	$7,397	$4,993
Acquired through business acquisitions	3,867	—	—	—
Provision charged to cost of sales	3,580	957	7,563	4,810
Write-offs	(539)	(39)	(2,651)	(2,406)
Balance, end of period	$7,826	$918	$12,309	$7,397

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.   Reserve balances existing at the date of the Prior Transaction were netted against the related inventory as part of the Prior Transaction purchase accounting.

5.           PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006	Depreciable lives (years)
Land	$1,713	$1,713	Indefinite
Buildings and improvements	19,788	7,421	5 to 25
Equipment	45,526	17,103	3 to 10
Software	11,714	4,376	3 to 5
Furniture and fixtures	7,115	3,373	3 to 10
Surgical implant instrumentation	9,800	7,714	3 to 5
Construction in progress	6,483	1,920	n/a
	102,139	43,620
Less - accumulated depreciation and amortization	(20,494)	(2,369)
Property and equipment, net	$81,645	$41,251

Depreciation and amortization expense relating to property and equipment was approximately $14.7 million and $2.4 million for the Successor year ended December 31, 2007 and the period November 4, 2006 through December 31, 2006, respectively.  Depreciation expense was $8.8 million and $8.7 million for the Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, respectively.  Depreciation expense includes amounts associated with surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products, and is reported as a selling, general and administrative expense in the amounts of $2.5 million and $0.4 million for the Successor year ended December 31, 2007 and the period from November 4, 2006 through December 31, 2006, respectively, and $1.8 million and $1.7 million for the Predecessor period from January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, respectively.

6.           GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Balance, beginning of period	$475,722	$—	$290,255
Adjustment related to resolution of contingencies	—	—	(173)
Adjustment related to FIN 48 including acquired businesses	4,178	—	—
Adjustment related to tax benefit associated with exercise of stock options rolled over from acquired business	—	—	(2,016)
Acquisition of OTI	—	—	474
Acquisition of Compex	—	—	43,995
Prior Transaction	8,303	459,933	—
Acquisition of Cefar	3,863	13,173	—
Acquisition of IOMED	8,676	—	—
Acquisition of Saunders	13,537	—	—
Acquisition of DJO Opco	679,104	—	—
Acquisition of other businesses	2,446	—	—
Foreign currency translation	5,453	2,616	4,986
Balance, end of period	$1,201,282	$475,722	$337,521

During the year ended December 31, 2007, goodwill related to the Prior Transaction and the Cefar acquisition was adjusted to reflect changes in our preliminary estimates of the fair market value of the acquired inventory, property and equipment, assets held for sale, deferred tax assets and assumed liabilities related to restructuring activities (see Note 13).  In addition, goodwill related to the Cefar acquisition was adjusted for additional consideration we expect to pay to the former stockholders of Cefar based on expected levels of achievement related to EBITDA targets as specified in the acquisition agreement.

We recorded approximately $679.1 million, $8.7 million and $13.5 million of goodwill during 2007 associated with the acquisition of DJO Opco, IOMED and Saunders, respectively. We also completed the acquisitions of various other businesses during the year which resulted in the recognition of approximately $2.4 million of goodwill in the aggregate. The preliminary allocation of the aggregate purchase price for these acquisitions is subject to change upon our further evaluation of the assets acquired and liabilities assumed.

In 2006, we identified $0.5 million of additional obsolete inventory related to inventory acquired with our acquisition of OTI, which we recorded as an adjustment to the OTI purchase price.

During the fourth quarter of 2007, we performed an impairment test of our goodwill and intangible assets in accordance with SFAS 142 and determined that there was no impairment of these assets.

Identifiable intangible assets consisted of the following as of December 31, 2007 (in thousands):

	Successor
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$457,463	$(18,484)	$438,979
Customer-based	477,942	(19,047)	458,895
	$935,405	$(37,531)	$897,874
Indefinite-lived intangible assets:
Trademarks			$457,686
Foreign currency translation			4,801
Total identifiable intangible assets			$1,360,361

Identifiable intangible assets consisted of the following as of December 31, 2006 (in thousands):

	Successor
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$85,754	$(1,990)	$83,764
Customer-based	138,796	(2,045)	136,751
	$224,550	$(4,035)	$220,515
Indefinite-lived intangible assets:
Trademarks			$95,396
Foreign currency translation			1,331
Total identifiable intangible assets			$317,242

During the twelve months ended December 31, 2007, we acquired approximately $1,072.2 million of identifiable intangible assets in connection with the acquisition of businesses, of which $1,038.0 million, $10.9 million and $21.0 million relates to the acquisition of DJO Opco, IOMED and Saunders, respectively.  In addition, we acquired $1.0 million of other intangible assets related to license and royalty agreements.

In connection with the DJO Merger and the Prior Transaction, we recorded charges of $3.0 million and $25.2 million related to acquired in-process research and development (“IPR&D”) for the year ended December 31, 2007 and the period November 4, 2006 through December 31, 2006, respectively.  In connection with the acquisition of Compex, we recorded a charge of $3.9 million related to acquired IPR&D in the Predecessor financial statements for the period January 1, 2006 through November 3, 2006.

Our amortizable intangible assets will continue to be amortized over their useful lives ranging from 1 to 20 years.

Aggregate amortization expense related to acquired intangible assets was approximately $33.5 million, $4.0 million, $6.0 million and $5.1 million for the Successor year ended December 31, 2007, and the period November 4, 2006 through December 31, 2006, the Predecessor period January 1, 2006 through November 3, 2006, and for the year ended December 31, 2005, respectively.

Our estimated amortization expense related to acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2008	$88,826
2009	88,501
2010	87,658
2011	85,465
2012	84,365
Thereafter	463,859

At December 31, 2007 and 2006, our goodwill and intangible assets are allocated by segment as follows (in thousands):

2007	Goodwill	Intangibles, net
Domestic Rehabilitation Segment	$961,382	$1,104,093
International Rehabilitation Segment	192,494	226,842
Surgical Implant Segment	47,406	29,426
Total	$1,201,282	$1,360,361

2006	Goodwill	Intangibles, net
Domestic Rehabilitation Segment	$367,061	$248,662
International Rehabilitation Segment	63,669	35,250
Surgical Implant Segment	44,992	33,330
Total	$475,722	$317,242

7.           ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Wages and related expenses	$31,232	$12,807
Interest	10,131	8,001
Commissions and royalties	13,114	4,865
Taxes	6,119	2,803
Restructuring costs (see Note 13)	9,563	1,735
Professional fees	6,693	1,804
Warranties	1,720	1,348
Deferred revenue	1,606	637
Other accrued liabilities	23,589	3,979
	$103,767	$37,979

8.           LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Term loan under New Senior Secured Credit Facility, net of a 1.2% discount ($12.5 million at December 31, 2007)	$1,052,514	$—

10.875% Senior subordinated notes	575,000	—

Old Senior Secured Credit Facility	—	349,125

11.75% Senior subordinated notes	200,000	200,000

Loans and revolving credit facilities at various European Banks	4,239	4,302

Capital lease obligations and other	1,054	1,115
	1,832,807	554,542
Less – current portion	(14,209)	(6,505)
Long-term debt and capital leases, net of current portion	$1,818,598	$548,037

New Senior Secured Credit Facility

Overview.  On November 20, 2007, in connection with the DJO Merger, DJOFL and Holdings entered into the New Senior Secured Credit Facility.  The New Senior Secured Credit Facility consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility.  We issued the term loan facility of the New Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million, which is included in long-term liabilities in our consolidated balance sheet at December 31, 2007.  The $12.6 million discount will be amortized as additional interest expense over the term of the term loan facility and will decrease the reported outstanding balance accordingly.  We also incurred $54.7 million of related debt financing costs, which have been capitalized and are included in non-current assets in the consolidated balance sheet at December 31, 2007.  Debt issue costs are being amortized over a period of six and one-half years.  As of December 31, 2007, no amounts were drawn related to our revolving credit facility; however, $0.9 million was used to secure outstanding letters of credit.

Interest Rate and Fees.  Borrowings under the New Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 in an effort to hedge our exposure to fluctuating interest rates related to a portion of our New Senior Secured Credit Facility (see Note 16).  As of December 31, 2007 our weighted average interest rate for all borrowings under the New Senior Secured Credit Facility was 7.53%.

In addition to paying interest on outstanding principal under the New Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios.  We must also pay customary letter of credit fees.

Principal payments.  We are required to pay annual payments in equal quarterly installments on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount during the first six years and three months following the closing of the New Senior Secured Credit Facility, with any remaining amount payable at maturity.  Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

Prepayments.  The New Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount to be agreed from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the New Senior Secured Credit Agreement.  The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity.  We may voluntarily prepay outstanding loans under the New Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

Guarantee and Security.  All obligations under the New Senior Secured Credit Facility are unconditionally guaranteed by Holdings and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the “Guarantors,” see Note 19).

All obligations under the New Senior Secured Credit Facility, and the guarantees of those obligations, are secured by pledges of 100% of the capital stock of DJOFL, 100% of the capital stock of each wholly owned domestic subsidiary and 65% of the capital stock of each wholly owned foreign subsidiary that is, in each case, directly owned by DJOFL or one of the Guarantors; and a security interest in, and mortgages on, substantially all tangible and intangible assets of Holdings, DJOFL and each Guarantor.

Certain Covenants and Events of Default.  The New Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•                  incur additional indebtedness;

•                  create liens on assets;

•                  change fiscal years;

•                  enter into sale and leaseback transactions;

•                  engage in mergers or consolidations;

•                  sell assets;

•                  pay dividends and other restricted payments;

•                  make investments, loans or advances;

•                  repay subordinated indebtedness (including our existing 11.75% and 10.875% Notes (the “Notes”));

•                  make certain acquisitions;

•                  engage in certain transactions with affiliates;

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions;

•                  amend material agreements governing our subordinated indebtedness (including our existing Notes); and

•                  change our lines of business.

In addition, the New Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio, as defined, of 5.1:1 starting as of the twelve months ended June 30, 2008.  The New Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.  Our maximum senior leverage ratio was within the initial covenant level as of December 31, 2007.

10.875% Senior Subordinated Notes Payable

On November 20, 2007, DJOFL and Finco (collectively, the “Issuers”) issued $575.0 million aggregate principal amount of 10.875% Notes under an indenture dated as of November 20, 2007 (the “10.875% Indenture”) among the Issuers, the guarantors party thereto and The Bank of New York, as trustee.  The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014.  The market value of the 10.875% Notes was approximately $560.0 million as of December 31, 2007 and was determined using trading prices for the notes on or near that date.  We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

Optional Redemption.  Under the Indenture Agreement (the “10.875% Indenture”) governing the 10.875% Notes, prior to November 15, 2011, DJOFL has the option to redeem some or all of the 10.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2011, DJOFL may redeem some or all of the 10.875% Notes at a redemption price of 105.438% of the then outstanding principal balance plus accrued and unpaid interest.  The redemption price decreases to 102.719% and 100.000% of the then outstanding principal balance at November 2012 and November 2013, respectively.  Additionally, from time to time, before November 15, 2010, DJOFL may redeem up to 35% of the 10.875% Notes at a redemption price equal to 110.875% of the principal amount then outstanding, in each case, with proceeds raised, or a direct or indirect parent company raises, in certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 10.875% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 10.875% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries.  As of December 31, 2007, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

During the fourth quarter of 2006, the Issuers issued and sold $200.0 million aggregate principal amount of 11.75% Notes. The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.  We filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to an exchange offer to exchange these privately issued 11.75% Notes for registered 11.75% Notes. The registration statement was declared effective on May 2, 2007.  The exchange offer was completed on June 5, 2007.

The market value of the 11.75% Notes was approximately $180.0 million as of December 31, 2007 and was determined using trading prices for the notes on or near that date.  We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

Optional Redemption.  Under the Indenture Agreement governing the 11.75% Notes (the “11.75% Indenture”), prior to November 15, 2010, DJOFL has the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, DJOFL may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest.  The redemption price decreases to 102.938% and 100.000% of the then outstanding principal balance at November 2011 and November 2012, respectively.  Additionally, from time to time, before November 15, 2009, DJOFL may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds raised, or a direct or indirect parent company raises, in certain equity offerings, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 11.75% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 11.75% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Guarantee.  DJOFL’s subsidiaries that guarantee the New Senior Secured Credit Facility, jointly and severally, and unconditionally guarantee the 11.75% Notes on an unsecured senior subordinated basis (see Note 19).

Covenants.  The 11.75% Indenture contains a number of covenants that restrict, our ability and the ability of our restricted subsidiaries to incur additional debt or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of our capital stock or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and designate our subsidiaries as unrestricted subsidiaries.  As of December 31, 2007, we were in compliance with all applicable covenants.  Based upon our adjusted EBITDA (as defined in the 11.75% Indenture) to fixed charges ratio at December 31, 2007, our ability to incur additional debt and make restricted payments is restricted, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to (i) incur up to an aggregate principal amount of $400.0 million under credit facilities, plus the lesser of (a) $50 million and (b) an amount equal to the aggregate amount of our EBITDA for the four fiscal quarters for which internal financial statements are immediately preceding such date times five, with appropriate pro forma adjustments to EBITDA on the date on which such indebtedness is to be incurred less the amount of our secured indebtedness outstanding on the date of such incurrence, (ii) acquire persons engaged in a similar business that become restricted subsidiaries and (iii) make other investments having an aggregate fair market value not to exceed 3.5% of Total Assets (as defined in the 11.75% Indenture) provided that the Adjusted EBITDA to fixed charges ratio is less than 6.00:1 on a pro forma basis after giving effect to such investment.  Fixed charges is defined in the 11.75% Indenture as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the New Senior Secured Credit Facility, the 11.75% Indenture, and the 10.875% Indenture (collectively the “Indentures”), at which time the lenders could elect to declare all amounts outstanding under the New Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2007, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2008	$14,209
2009	9,731
2010	9,425
2011	9,229
2012	8,941
Thereafter	1,781,272

Cefar Indebtedness

In connection with the Cefar acquisition, we assumed $2.9 million of revolving credit facilities and $2.7 million of term loans to various European banks.  At December 31, 2007, the balances outstanding were $2.4 million for the revolving credit facilities and $1.8 million for the term loans.

Old Senior Secured Credit Facility

In connection with the Prior Transaction, the Issuers entered into the Old Senior Secured Credit Facility.  The Old Senior Secured Credit Facility provided senior secured financing of $455.0 million, consisting of a six-year $50.0 million revolving credit facility and a seven-year $405.0 million term loan facility.  On November 20, 2007, we repaid the outstanding balance due, including accrued interest, in connection with the DJO Merger.

9.           MEMBERSHIP EQUITY

In connection with the Prior Transaction, shares of ReAble’s common stock were adjusted such that every 62.8 shares of common stock outstanding prior to the Prior Transaction were revalued as 1 share of ReAble’s common stock.  Subsequently, on November 8, 2006, following the closing of the Prior Transaction, we effected a 25 for 1 stock split, which resulted in every 1 share of ReAble’s common stock becoming 25 shares of ReAble’s common stock.  The consolidated financial statements have been retroactively adjusted to reflect these share adjustments for all periods presented.

In connection with the Prior Transaction, an affiliate of Blackstone acquired all equity interests of ReAble for $357.0 million (see Note 2).  Simultaneously with this transaction, ReAble, through Holdings, acquired all Membership Equity of DJOFL.  Options to acquire shares of common stock of ReAble owned by the then current executive officers that had not been exercised at or prior to the effective time of the Prior Transaction continued to remain as outstanding and continued as options to purchase 805,150 shares of ReAble’s common stock (the “Prior Transaction Management Rollover Options”).  The fair value of these options approximated $7.2 million and was recorded as a component of the cost of the acquisition of ReAble.

In connection with the DJO Merger, an affiliate of Blackstone made a cash equity contribution of $434.6 million.  Additionally, we repurchased 264,525 of the Prior Transaction Management Rollover Options from certain ReAble executives who were terminated in connection with the DJO Merger at a per share price of $16.46.  At the closing of the DJO Merger, these former ReAble executives also forfeited all unvested stock options previously issued to them under the 2006 Stock Incentive Plan at the closing of the DJO Merger.  Furthermore, certain members of DJO Opco management chose to rollover certain of their DJO Opco options which were exchanged into options to purchase 1,912,577 shares under the 2007 Incentive Stock Plan on a tax-deferred basis (the “DJO Management Rollover Options”).  The fair value of these options approximated $15.2 million and was recorded as a component of the cost of the DJO Merger.  Also, on November 20, 2007, we granted an executive officer 24,300 shares (net of taxes) of restricted stock under the 2007 Incentive Stock Plan, which will vest on January 1, 2009 (See Note 10 for further information).

On November 7, 2006, we acquired all of the issued and outstanding shares of Cefar for a total of $27.1 million (see Note 2). Of the total purchase price, $9.5 million was paid through the issuance of shares of our common stock.  The fair value of the common stock issued was determined to be $16.46 per share based on the per share price used in the Prior Transaction.

10.         STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123(R) on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire award.

We recorded non-cash compensation expense of approximately $1.5 and $0.1 million in the consolidated statements of operations for the Successor year ended December 31, 2007 and for the period November 4, 2006 through December 31, 2006, respectively, associated with stock options issued under the 2006 Stock Incentive Plan (the “2006 Plan”). We record compensation cost for awards with a performance condition only to the extent deemed probable of achievement.  We are required to reassess at each reporting period whether achievement of any performance condition is probable, at which time we would recognize the related compensation cost over the remaining performance or service period, if any.  To date, no amounts have been recorded for the performance condition stock option tranches under the 2006 Plan, as achievement of the performance criteria has not been deemed probable. At December 31, 2007, there were 1,087,688 unvested stock options under the 2006 Plan.

2007 Incentive Stock Plan

On November 20, 2007, in connection with the DJO Merger, we adopted the 2007 Incentive Stock Plan (the “2007 Plan”) which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including the executive officers. The total number of shares of common stock of DJO that may be issued under the 2007 Plan is 5,000,000 subject to adjustment in certain events, with an additional 2,500,000 shares to be authorized when a pending amendment is completed. The exercise price of stock options granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan, and will expire no more than ten years from the date of grant. In addition, DJO adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for awards under the 2007 Plan.  Under the DJO Form Option Agreement, certain stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“service” tranche).  Other stock options will vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on EBITDA and Free Cash Flow over time (“performance” tranche), as defined in the DJO Form Option Agreement, while others vest based upon achieving an enhanced pre-determined performance target based on EBITDA and Free Cash Flow (“enchanced performance tranche”). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with us.

As a result of the DJO Merger, certain members of DJO Opco management elected to rollover their options and were permitted to exchange options to purchase DJO Opco shares they held at the closing of the DJO Merger into fully vested options to purchase 1,912,577 of our shares under the 2007 Plan on a tax-deferred basis. The exercise price and number of shares underlying such options were each determined in proportion to the relative market values of DJO Opco’s common stock and DJO’s common stock upon the closing of the DJO Merger.  All of the DJO Merger Management Rollover Options remained subject to the same terms as was applicable to the rollover option and became fully vested.  The fair value of these fully vested options was $15.2 million and was recorded as a component of the cost of the DJO Merger.  The DJO Merger Management Rollover Options have a weighted-average exercise price of $11.09, a weighted-average contractual term of 8.0 years and an intrinsic value of approximately $10.3 million.

2006 Stock Incentive Plan

In connection with the Prior Transaction, the compensation committee of the board of directors of ReAble adopted the 2006 Plan effective November 3, 2006.  The 2006 Plan provided for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers.  In connection with the DJO Merger and change in management, we terminated the 2006 Plan and as of that date, outstanding options to purchase our stock originally issued under the 2006 Plan are now governed by the terms of the 2007 Plan.  Furthermore, former ReAble executives forfeited all stock options previously issued under the 2006 Plan.

Summary of Plans – Predecessor

Before the Prior Transaction, ReAble had a number of stock option plans.  All stock option plans in effect at the date of the Prior Transaction were terminated.  With the exception of 805,150 Prior Transaction Management Rollover Options held by former ReAble executive officers, outstanding vested options to purchase common stock of ReAble were cancelled in exchange for cash in the amount equal to the excess of $16.46 over the exercise price per share multiplied by the number of shares of common stock.  We recorded a charge of $7.5 million for the Predecessor period January 1, 2006 through November 3, 2006 related to the accelerated vesting of these shares upon the change in control on November 3, 2006.  During the fourth quarter of 2007, in connection with the DJO Merger, we repurchased 264,525 of the Prior Transaction Management Rollover Options at a per share price of $16.46.  The remaining Prior Transaction Management Rollover Options are fully vested and continue as options to purchase our common stock, have a weighted-average exercise price of $12.22, an average contractual term of 7.6 years, and an intrinsic value of approximately $2.2 million.

Non-employee stock compensation expense was approximately $0.2 million and $0.2 million for the Predecessor period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations for the respective periods.

Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value related to the DJO Merger Management Rollover Options, expected volatility was based on 100% implied volatility of comparable publicly-traded companies.  Expected volatility rates used by ReAble subsequent to the Prior Transaction, related to stock options granted under the 2006 Plan, were based on the historical volatility of ReAble common stock and other factors such as implied volatility of traded options of a comparable peer group.  In periods prior to January 1, 2006, volatility was estimated based upon historical volatility of ReAble common stock and other factors such as implied volatility of traded options. The change in determining the expected volatility assumption in periods subsequent to January 1, 2006 was based in part upon the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected life assumptions for all periods were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used to calculate the fair value of the market condition stock option tranche is based on the contractual life of the option, whereas the risk-free rate used in calculating the fair value of the rollover stock options, service and performance stock option tranches is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.  The key assumptions used in determining fair value of share based payment awards for the Successor year ended December 31, 2007, the period November 4, through December 31, 2006 and for the Predecessor period January 1, through November 3, 2006 and the year ended December 31, 2005 were as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005*
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	27.4% - 60.0%	43.7% - 60.0%	61.0%	70.1% - 81.7%
Risk-free rate	3.5% – 4.7%	4.7%	4.5% - 4.8%	3.7% - 4.4%
Expected term (in years)	4.7 – 7.1	2.6 – 5.7	4.5 – 5.6	4.0 – 4.1

*The assumptions for the year ended December 31, 2005 were used to calculate pro-forma compensation expense per SFAS 123 for disclosure purposes only.

A summary of option activity under the 2007 Plan for the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	3,044,650	$15.34
Repurchase of Prior Transaction management rollover options	(264,525)	11.74
Granted	252,500	16.46
DJO Management Rollover Options	1,912,577	11.09
Exercised	—	—
Forfeited	(1,394,575)	16.43
Outstanding at December 31, 2007	3,550,627	$12.97	8.2	$12,461,487
Exercisable at December 31, 2007	2,462,939	$11.43	7.9	$12,461,487

The following table summarizes information about stock options granted for the Successor year ended December 31, 2007, the period November 4, through December 31, 2006 and for the Predecessor period January 1, through November 3, 2006, and the year ended December 31, 2005 as follows:

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006

Weighted-average grant-date fair value of stock options granted during the periods presented	$8.09	$8.96	$9.25

There were no stock option exercises for the Successor year ended December 31, 2007 or for the period November 4, through December 31, 2006.  The total intrinsic value of options exercised during the Predecessor period January 1, 2006 through November 3, 2006 was $7.5 million.

Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was approximately $7.6 million as of December 31, 2007.  We anticipate this expense to be recognized over a weighted-average period of approximately 4 years.  However, compensation expense associated with performance-based options under the 2007 Plan will be recognized only to the extent achievement of certain performance targets are deemed probable.

The following table summarizes the effect of adopting SFAS 123(R) for the Successor year ended December 31, 2007 and the period November 4, through December 31, 2006 and the Predecessor period January 1, through November 3, 2006 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006

Stock-based compensation recognized:
Cost of sales	$36	$2	$228
Selling, general and administrative	1,484	102	10,025
Research and development	21	1	207
Total	1,541	105	10,460
Related deferred income tax benefit	(603)	(41)	(693)
Increase in net loss	$938	$64	$9,767

Pro-Forma Disclosure for Year Ended December 31, 2005

If the fair value based method prescribed by SFAS 123(R) had been applied in measuring employee stock compensation expense for the Predecessor year ended December 31, 2005, the pro-forma effect on net income would have been as follows (in thousands):

Year Ended December 31, 2005
Net income, as reported	$12,330
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,291)
Net income, pro forma	$11,039

Restricted Stock

On March 13, 2007, we granted 15,189 shares of restricted stock awards to an executive officer pursuant to the terms of a restricted stock agreement under the 2006 Plan. The shares are subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. On November 20, 2007, we granted 24,300 shares of restricted stock awards to the same executive officer pursuant to the terms of a restricted stock agreement under the 2007 Incentive Stock Plan, which will all vest on January 1, 2009.

A summary of our nonvested restricted stock awards as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2007	—	$—
Granted	39,489	16.46
Vested	(5,062)	16.46
Forfeited	—	—
Nonvested at December 31, 2007	34,427	$16.46

The total fair value of restricted stock awards that vested during the Successor year ended December 31, 2007 was approximately $0.1 million. Compensation expense is recognized on a straight-line basis over the respective vesting period. No restricted stock awards existed prior to 2007. As of December 31, 2007, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

11.         SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the fourth quarter of 2007, we operated and accounted for our results as two reportable segments, including the Orthopedic Rehabilitation Segment and the Surgical Implant Segment.  In the fourth quarter of 2007, in connection with the DJO Merger and the hiring of a new Chief Executive Officer, who has been identified as the Chief Operating Decision Maker pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we effected an operational reorganization, which resulted in the creation of the three operating segments further described below.

Following the DJO Merger, we provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  Our reportable segments are managed separately because each segment requires different sales and marketing strategies and in some cases offers different products.  We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation Segment

We market our domestic rehabilitation segment products through the three divisions described below.

DonJoy, ProCare and Aircast. Our DonJoy, ProCare and Aircast division was acquired with the DJO Merger and offers products in the following categories:

•                  rigid knee bracing, which includes functional bracing for prevention and rehabilitation of ligament injuries, load shifting braces to relieve osteoarthritis pain and post-operative braces for protecting surgical repair;

•                  orthopedic soft goods, which include products that offer immobilization and support from head to toe;

•                  cold therapy products, which assist in the reduction of swelling and pain; and

•                  vascular systems, which include products intended to prevent deep vein thrombosis following surgery.

This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Empi. Our Empi division offers products in the following categories:

•                  home electrotherapy, which includes transcutaneous electrical nerve stimulation (“TENS”) for pain management and neuromuscular electrical nerve stimulation (“NMES”) devices for rehabilitation;

•                  bone growth stimulation products acquired with the DJO Merger, which promote the healing of bone tissue through combined magnetic field (“CMF”) technology;

•                  iontophoresis, which includes devices and accessories to deliver medication transdermally; and

•                  home traction, which includes cervical and lumbar traction devices designed to provide decompression to the spine.

This division also includes our Rehab Med + Equip (“RME”) and EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site.  Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Chattanooga. Our Chattanooga Group offers products in the clinical rehabilitation market in the following categories:

•                  clinical electrotherapy devices (such as TENS, NMES, laser, ultrasound and light therapy);

•                  clinical traction devices; and

•                  other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

International Rehabilitation Segment

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  the international sales of our DonJoy, ProCare and Aircast products, including rigid knee bracing products, orthopedic soft goods, cold therapy products and vascular systems;

•                  our Ormed business, which provides bracing, CPM, electrotherapy and other products in Germany; and

•                  our Cefar-Compex business, which provides electrotherapy products for medical and consumer markets and other physical therapy and rehabilitation products primarily in Europe.

We sell our Domestic and International Rehabilitation Segment products through a variety of distribution channels.  We sell our home therapy products to wholesale customers and directly to patients.  We recognize wholesale revenue when we ship our products to our wholesale customers.  We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified.  We recognize revenue for product shipped directly to the patient at the time of shipment.  For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

We sell our DonJoy products through a network of independent sales representatives.  We record revenues from sales made by sales representatives, who are paid commissions, when the product is shipped to the customer.  For certain of our other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient.

We sell our ProCare, Aircast and clinical rehabilitation products to distributors.  We record revenue at the time product is shipped to the distributor.  Distributors take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell or use the products and have no price protection except for distributors who participate in our rebate program.

We sell our products to customers outside the United States through wholly owned subsidiaries or independent distributors.  We record revenue from sales to distributors at the time product is shipped to the distributor.  Our international distributors take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have no price protection.  We record revenue from sales made by our wholly owned subsidiaries at the time product is shipped to the customer.

Surgical Implant Segment

Our Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market. We currently market and sell our Surgical Implant Segment products to hospitals and orthopedic surgeons through independent commissioned sales representatives in the United States and through independent distributors outside the United States.

We sell our Surgical Implant Segment products through a network of independent sales representatives in the United States, as well as distributors outside the United States.  We record revenues from sales made by sales representatives, who are paid commissions at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital.  We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor.  We include amounts billed to customers for freight in revenue.  Our international distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence.  Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.

Information regarding our reportable business segments is presented below (in thousands).  This information excludes the impact of certain expenses not allocated to segments, primarily general corporate expenses.  All prior periods presented have been restated to reflect our current reportable segments.

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Net sales:
Domestic Rehabilitation Segment	$321,398	$35,766	$206,911	$201,163
International Rehabilitation Segment	104,145	14,373	46,141	38,098
Surgical Implant Segment	66,591	7,763	51,331	54,465
Consolidated net sales	$492,134	$57,902	$304,383	$293,726

Gross profit:
Domestic Rehabilitation Segment	$181,519	$18,698	$114,084	$113,906
International Rehabilitation Segment	57,714	6,638	27,807	22,151
Surgical Implant Segment	47,037	5,779	35,212	42,296
Consolidated gross profit	$286,270	$31,115	$177,103	$178,353

Operating income:
Domestic Rehabilitation Segment	$(8,255)	$(17,382)	$3,629	$36,401
International Rehabilitation Segment	888	(901)	640	6,197
Surgical Implant Segment	2,322	(12,640)	5,404	10,708
Income from operations of reportable segments	(5,045)	(30,923)	9,673	53,306
Expenses not allocated to segments	(34,391)	(11,224)	(32,471)	(9,619)
Consolidated operating income (loss)	$(39,436)	$(42,147)	$(22,798)	$43,687

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures.  Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Net sales:
United States	$359,313	$41,007	$234,791	$230,437
France	24,257	3,575	6,156	1,399
Germany	45,418	6,418	31,982	41,161
Spain	11,732	1,524	4,130	1,116
Other	51,414	5,378	27,324	19,613
	$492,134	$57,902	$304,383	$293,726

* Net sales are attributed to countries based on location of customer.  For the Successor year ended December 31, 2007, and the period November 4, 2006 through December 31, 2006 and the Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, we had no individual customer or distributor that accounted for 10% or more of total annual revenues.

Following are our long-lived assets by geographic area as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
United States	$2,592,799	$751,914
International	118,013	103,911
	$2,710,812	$855,825

12.          INCOME TAXES

DJO is the taxpayer in the U.S., while our foreign subsidiaries are subjected to income tax in the applicable local jurisdictions.  Although DJOFL is not a U.S. taxpayer, pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the tax expense of DJO has been pushed down to the stand alone financial statements of DJOFL.

The components of income (loss) from continuing operations before income taxes for the applicable periods consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
U.S. operations	$(123,228)	$(49,380)	$(56,905)	$10,788
Foreign operations	(1,282)	(933)	(551)	4,760
	$(124,510)	$(50,313)	$(57,456)	$15,548

The income tax provision (benefit) for the applicable periods consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Current income taxes:
U.S. Federal and State	$1,321	$27	$489	$6,816
Foreign	3,397	59	1,343	2,175
Deferred income taxes:
U.S. Federal and State	(43,944)	(8,474)	(12,325)	(2,724)
Foreign	(3,277)	(368)	(959)	(206)
	$(42,503)	$(8,756)	$(11,452)	$6,061

The difference between the tax expense (benefit) derived by applying the U.S. Federal statutory income tax rate of 35% to net income (loss) and the expense (benefit) recognized in the consolidated financial statements is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	Year Ended December 31, 2005
Expense (benefit) derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$(43,579)	$(17,609)	$(20,110)	$5,442
Add (deduct) the effect of:
State tax provision (benefit), net	(3,211)	(816)	(1,343)	453
Nondeductible IPR&D	1,050	8,820	1,364	—
Nondeductible transaction costs	—	1,426	4,750	—
SFAS 123(R), related to incentive stock options	—	—	2,561	—
Change in German tax laws	(1,458)	—	—	—
Permanent differences and other, net	4,695	(577)	1,326	166
	$(42,503)	$(8,756)	$(11,452)	$6,061

The components of deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$112,678	$20,764
Inventory	5,671	7,424
Receivables	15,344	16,027
Accrued compensation	1,672	691
Accrued expenses	3,050	—
Transfer pricing	2,373	—
Other	1,593	1,592
	142,381	46,498

Deferred tax liabilities:
Property and equipment	(5,428)	(4,769)
Intangible assets	(454,280)	(115,647)
Foreign currency translation	(7,648)	(1,789)
Other	(16,196)	(4,506)
Valuation allowance	(16,489)	(5,285)
	(500,041)	(131,996)
Net deferred tax liabilities	$(357,660)	$(85,498)

As a result of the DJO Merger and the Prior Transaction, we recorded significant acquired intangible assets for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting.  Taxable temporary differences will reverse within the carryforward period for the existing deferred tax assets.

At December 31, 2007 we maintain approximately $464.2 million of net operating loss carryforwards in the U.S., which expire over a period of 1 to 20 years.  Our European net operating loss carryforwards of approximately $27.6 million generally are not subject to expiration dates, unless we trigger certain events.  Included in prepaid expenses and other current assets are $1.9 million and $5.3 of U.S. income tax receivables as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, we recorded gross deferred tax assets of $142.4 million and $46.5 million and valuation allowances of $16.5 million and $5.3 million, respectively.  We have recorded a valuation allowance against European net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets.  The majority of the valuation allowance was recorded as an adjustment to goodwill as these loss carryforwards were acquired in connection with the Empi, Compex and the Prior Transaction (see Note 2).

As a result of the DJO Merger and the Prior Transaction, we no longer intend to permanently reinvest in our foreign operations.  In connection with the Prior Transaction, we recorded deferred tax liabilities of $5.3 million in purchase accounting and a deferred tax benefit of $0.7 million for the period November 4, 2006 through December 31, 2006.  In connection with the DJO Merger, deferred tax liabilities of $7.6 million were recorded in purchase accounting.  We recorded a deferred tax expense of $0.9 million for the twelve months ended December 31, 2007.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $5.9 million increase in liabilities for gross unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of goodwill. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2007	$6,979
Additions based on tax positions related to the current year	458
Additions for tax positions of prior years	8,016
Additions due to acquisition of businesses	1,829
Reductions for tax positions of prior years	(1,059)
Balance at December 31, 2007	$16,223

To the extent our gross unrecognized tax benefits are recognized in the future, we would also realize an additional $1.4 million federal tax benefit for a related state income tax deduction.  Included in the balance at December 31, 2007, is $3.4 million of gross uncertain tax positions that we anticipate will decrease in the next twelve months related to our Empi acquisition.  This reduction will not impact our effective tax rate.  We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  During the Successor year ended December 31, 2007, we recognized a reduction of $0.7 million in interest and penalties.  We have $0.2 million for the payment of interest and penalties accrued at December 31, 2007.

13.         RESTRUCTURING AND RELATED CHARGES

In 2007 and 2006, we implemented several restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related primarily to the integration of businesses we have acquired. To date, our restructuring efforts have primarily related to the integration of Compex, which was acquired on February 24, 2006, and the integration of our Cefar-Compex S.A. operations following the acquisition of Cefar on November 7, 2006. During 2006, our restructuring activities included the divestiture of the Compex U.S. consumer product line, the closing of the Compex billing operations located in Tampa, Florida, and the integration of those operations into our existing operations in Minnesota, and the closure and sale of the Compex corporate headquarters located in New Brighton, Minnesota. During 2007, we initiated restructuring initiatives to centralize certain research and development activities and reorganize certain sales and administrative functions in our Cefar-Compex S.A. European operations. As of December 31, 2007, these restructuring activities are substantially complete and included in our restructuring reserve is approximately $0.4 million related to estimated facility exit costs.

In connection with the IOMED and Saunders acquisitions, during the third quarter of 2007, certain positions were eliminated resulting in involuntary employee termination costs in the amount of approximately $1.2 million and $0.3 million, respectively.  Additionally, during the fourth quarter of 2007, management approved a plan to exit the facilities that had housed IOMED’s administrative, manufacturing, and research and development operations prior to our acquisition on August 9, 2007.  As of December 31, 2007, approximately $1.0 million and $0.8 million has been accrued in our consolidated balance sheet related to estimated severance and facility exit costs related to the IOMED acquisition, respectively, and we have also accrued $0.1 million related to severance costs related to the Saunders acquisition.

At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete.  The plan was approved and initiated after the consummation of the DJO Merger.  In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California.  Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico.  We also announced the future termination of certain employees related to the move of certain activities of our BGS product line operations from Vista, California to Minneapolis.  Internationally, we anticipate facility closures in Germany and certain other locations in an effort to integrate and realize cost synergies in our international operations.  As of December 31, 2007, approximately $5.5 million has been accrued related to severance and facility exit costs.  Additionally, we recorded a liability of $2.1 million related to purchase of rights to distributor territories and also assumed $1.9 million of severance paid to a former executive officer of a business acquired by DJO Opco prior to the DJO Merger which was fully paid subsequent to the end of the year.  Our restructuring activities are ongoing and additional charges will be recorded in future periods.

In certain cases, estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in Emerging Issues Task Force Issue Number 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). However, not all of our restructuring costs meet the accrual requirements of EITF 95-3 and certain integration costs are expensed as incurred.

A summary of the activity relating to the restructuring for the Successor twelve month period ended December 31, 2007 and for the period from November 4, through December 31, 2006, and for the Predecessor period from January 1, 2006 through November 3, 2006 is as follows (in thousands):

	Lease Termination Costs	Severance	Purchase of Rights to Distributor Territories	Total
Predecessor
Balance at January 1, 2006	$—	$—	$—	$—
Expensed during period	—	751	—	751
Compex acquisition costs	391	457	—	848
Payments made during period	—	(124)	—	(124)
Balance at November 3, 2006	391	1,084	—	1,475
Successor
Expensed during period	(45)	430	—	385
Adjustments to goodwill	—	—	—	—
Payments made during period	—	(125)	—	(125)
Balance at December 31, 2006	346	1,389	—	1,735
Expensed during period	—	1,953	—	1,953
Adjustments to goodwill	1,331	5,131	2,127	8,589
Payments made during period	(385)	(2,325)	—	(2,710)
Adjustments to reserve	24	(53)	—	(29)
Foreign currency translation	33	(8)	—	25
Balance at December 31, 2007	$1,349	$6,087	$2,127	$9,563

14.          COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2007, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $127.6 million in the ordinary course of business. This amount includes our obligation to purchase $10.4 million from Medireha, which is 50% owned by us, through 2009 under a distribution agreement granting us exclusive rights to the distribution of products that Medireha manufactures.  In addition, included is $9.5 million committed in each of 2008 and 2009 to purchase certain supplies from a Minnesota corporation related to our electrotherapy products.  Finally, we have a commitment of $7.0 million for annual monitoring fees to be paid to Blackstone Management Partners V L.L.C. (“BMP”) through 2019.

The following table summarizes our contractual obligations as of December 31, 2007 associated with fixed commitments for purchase and service obligations for the next five years and thereafter (in thousands):

Year Ending December 31,
2008	$38,020
2009	19,599
2010	7,000
2011	7,000
2012	7,000
Thereafter	49,000

Operating Leases.  We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates.  We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term in accordance with FASB Statement No. 13, “Accounting for Leases (as amended)”.  The aggregate minimum rental commitments under non-cancelable leases for the periods shown at December 31, 2007, are as follows (in thousands):

Year Ending December 31,
2008	$10,205
2009	9,342
2010	7,583
2011	6,302
2012	5,925
Thereafter	34,647

Rental expense under operating leases totaled approximately $4.3 million and $0.6 million for the Successor year ended December 31, 2007 and for the period November 4, 2006 through December 31, 2006, respectively.  Rent expense was approximately $2.6 million and $2.3 million, for the Predecessor period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005, respectively.  Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Capital Leases.  Leased equipment under capital leases, included in property and equipment in the accompanying consolidated financial statements, at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Equipment	$550	$409
Furniture and fixtures	266	266
Less – accumulated amortization	(222)	(33)
	$594	$642

Litigation

We have recorded approximately $1.1 million as a contingent liability and an adjustment to goodwill relating to litigation against Compex regarding a dispute over custom duties and VAT on imported goods prior to the date of acquisition. On February 6, 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received early in 2008.  We believe the amount accrued for in our consolidated balance sheet as of December 31, 2007 is adequate should a loss occur.

On July 7, 2006, a purported class action complaint, Louis Dudas et al. v. Encore Medical Corporation et al., was filed against DJO and its directors in the District Court of Travis County, Texas, 345th Judicial District (the “Texas Action”). Recently, Blackstone was added as a defendant. On July 18, 2006, a second purported class action complaint, Robert Kemp et al. v. Alastair J. Clemow et al. (the “Delaware Action”) was filed by a putative stockholder of DJO in the Court of Chancery of the State of Delaware, New Castle County, against DJO and its directors. Blackstone and Grand Slam Holdings, LLC were also named as defendants in the Delaware Action. The Delaware Action was dismissed in February 2007 with no liability accruing to DJO or the other defendants.

The Texas Action is still in preliminary stages and we cannot presently predict the outcome of the lawsuit, although we believe it is without merit. The Texas Action complaint alleges that DJO’s directors breached their fiduciary duties by, inter alia, agreeing to an allegedly inadequate acquisition price in connection with the Blackstone Merger Agreement. The complaint seeks, among other things, to rescind any actions that have already been taken to consummate the Blackstone Merger Agreement, rescissory damages and the plaintiffs’ reasonable costs and attorneys’ and experts’ fees.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests. In connection with audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes, the U.S. Food and Drug Administration (the “FDA”) had previously informed us in January 2007 that they believed that certain discrete processes related to our Surgical Implant Segment did not conform with Current Good Manufacturing Practices (“CGMP”).  During the year, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues.  During the first quarter of 2008, the FDA concluded their follow-up investigation concerning the January 2007 warning letter.  We received no observations and all areas of concern were addressed satisfactorily.

The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance up to a limit of $25.0 million, subject to aggregate self-insurance retention of $750,000 and a deductible of $50,000 on non-invasive and $250,000 on invasive products. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. As of December 31, 2007 and December 31, 2006, we have accrued approximately $1.9 million and $2.3 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain claims.

On February 22, 2005, we acquired substantially all of the assets of OTI, which included a line of spinal implant products and several total knee and hip implant designs for approximately $15.7 million.  The acquisition consideration was subject to adjustment based upon the final balance sheet as of the closing date, which was the subject of a dispute between the former OTI shareholders and us. In 2006 the parties concluded an arbitration that resulted in an award of approximately $326,000 to DJO to reflect a lower inventory value at the date of closing than was originally determined by OTI. We were involved in the defense of a patent infringement claim against us and OTI, which was settled with a payment of $400,000 to the counterparty in 2006.  We had also been in a related dispute with OTI and its chief executive officer over certain representations and warranties that were made under the Asset Purchase Agreement that governs the OTI acquisition (the “OTI APA”). This dispute had been the subject of litigation in which each party had asserted certain claims, including our claim for indemnification from the approximately $1.7 million escrow fund that was established pursuant to the OTI APA specifically for the purpose of funding indemnification claims.  Previously, we had reflected the costs that we had incurred to date related to the litigation for which we believed we were entitled to indemnification as an account receivable of approximately $1.6 million.  During the fourth quarter of 2007, the dispute was settled.  The net effect of the various disputes and litigation settlements resulted in the recognition of approximately $0.4 million of intangible assets associated with the settlement of a previous patent infringement claim against us discussed above whereby we previously paid $0.4 million in exchange for a license to use the related technology.

15.          RELATED PARTY TRANSACTIONS

Management Stockholder’s Agreement

Certain members of DJO’s management are parties to DJO’s management stockholders agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (“BCP Holdings”), Blackstone, certain of its affiliates, and such members of DJO’s management and current executive officers (the “Management Stockholders Agreement”). In conjunction with the DJO Merger, certain incoming executives of DJO (the “new management stockholders”) have become parties to the Management Stockholders Agreement on the same terms and conditions as set forth therein, subject to the following exceptions, which by amendment (the “Amendment”) will apply only to the new management stockholders and any other persons becoming a party thereto after November 20, 2007.  The Management Stockholders Agreement currently provides that if a management stockholder voluntarily resigns from DJO for any reason other than “good reason” (as defined in the Management Stockholders Agreement) and a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or “cost” for the management stockholder’s callable shares.  The Amendment provides that, unless a new management stockholder was terminated by DJO for “cause” (as defined in the Amendment) or unless the new management stockholder voluntarily terminated employment and such termination would have constituted a termination for “cause” if it would have been initiated by DJO, such new management stockholder would receive fair market value for such new management stockholder’s shares callable upon the exercise of a call right.

The Management Stockholders Agreement imposes significant restrictions on transfers of shares of DJO’s common stock held by management stockholders and provides a right of first refusal to DJO (or Blackstone), if DJO fails to exercise such right) on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a “qualified public offering” (as such term is defined in that agreement) of DJO.  In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by

Blackstone. If, prior to either the lapse of the transfer restrictions or a qualified public offering, a management stockholder’s employment is terminated, DJO will have the right to repurchase all shares of its common stock held by such management stockholder for a period of one year from the date of termination of employment (or the until the date that is one year following the exercise of the stock options used to acquire such common stock, if later). If DJO does not exercise this repurchase right during the applicable repurchase period, then Blackstone will generally have the right to repurchase such shares for a period of 30 days thereafter. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

On December 13, 2006, DJO, BCP Holdings, Blackstone and certain of its affiliates entered into a stockholders agreement with Sidney Braginsky, one of DJO’s directors. The terms and conditions of the stockholders agreement with Mr. Braginsky are the same, in all material respects, as the management stockholders agreement described above.

Transaction and Monitoring Fee Agreement

Under the New Transaction and Monitoring Fee Agreement, DJO paid BMP, at the closing of the DJO Merger, a $15.0 million transaction fee and $0.6 million for related expenses. Also pursuant to this agreement, at the closing of the DJO Merger, DJO paid Blackstone Advisory Services, L.P., an affiliate of BMP (“BAS”), a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

Under the New Transaction and Monitoring Fee Agreement, BMP (including through its affiliates and representatives) will continue to provide certain monitoring, advisory and consulting services to DJO, on substantially the same terms and conditions as the transaction and monitoring fee agreement executed in connection with the Prior Transaction (“Old Transaction and Monitoring Fee Agreement”), for an annual monitoring fee which has been increased from $3.0 million to the greater of $7.0 million and 2.0% of consolidated EBITDA (as defined in the New Transaction and Monitoring Fee Agreement).  At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJO and BMP may mutually determine. DJO will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. During the twelve month period ended December 31, 2007, we recorded approximately $3.0 million related to the monitoring fee under the Old Transaction and Monitoring Fee Agreement, which has been recorded as a component of selling, general and administrative expense.

16.         DERIVATIVE INSTRUMENTS

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  As of December 31, 2007, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $10.7 million.

The Old Senior Secured Credit Facility, which was repaid on November 20, 2007 in connection with the DJO Merger, was subject to a floating interest rate. We managed the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal and reducing the effect of rising interest rates and making interest expense more predictable.  In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the Old Senior Secured Credit Facility. We had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively.  Under these agreements, we paid a fixed rate of 5.17% and received a variable rate equal to the then current three month LIBOR rate.  On November 19, 2007, in anticipation of the DJO Merger and incurrence of new indebtedness, we terminated these swaps and recognized $4.8 million of related interest expense.  On November 20, 2007, we entered into a new interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009.

The fair value of our interest rate swap agreement recorded on the balance sheet as of December 31, 2007 was a loss of approximately $3.9 million and is recorded in other non-current liabilities. We believe our interest rate swaps are highly effective. Derivative net gains (losses) on our interest rate swap agreements of $0.7 million, $0.5 million, and $(0.2) million, on a pre-tax basis, were included in interest expense in the Successor year ended December 31, 2007 and in the Predecessor period from January 1, 2006 through November 3, 2006, and for the year ended December 31, 2005, respectively.  Included in loss on early extinguishment of debt for 2007 is $(4.8) million related to the termination of swaps in connection with the DJO Merger as discussed above.  Derivative gains and losses on cash flow hedges that qualify as accounting hedges are reported as accumulated other comprehensive income net of tax, until such time as they are reported in income along with the hedged item.

17.         UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following represents the unaudited quarterly consolidated financial data for the periods presented (in thousands):

	Successor
	For the three months ended
	Mar 31, 2007	Jun 30, 2007	Sep 29, 2007	Dec 31, 2007
Net sales	$106,707	$106,253	$108,431	$170,743
Gross Profit	61,425	62,392	66,149	96,304
Operating income	310	333	2,800	(42,879)
Net income	(11,087)	(8,078)	(5,939)	(57,318)

	Predecessor				Successor
	Jan 1, 2006 through Apr 1, 2006	April 2, 2006 through Jul 1, 2006	Jul 2, 2006 through Sep 30, 2006	Oct 1, 2006 through Nov 3, 2006	Nov 4, 2006 through Dec 31, 2006
Net sales	$86,912	$95,915	$92,911	$28,645	$57,902
Gross Profit	51,798	57,755	57,424	10,126	31,115
Operating income (loss)	6,579	7,350	10,557	(47,284)	(42,147)
Net income (loss)	(2,524)	(785)	754	(44,221)	(41,634)

18.         EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees.  We pay all general and administrative expenses of the plans and may make contributions to the plans.  Based on 50% of the first 6% of employee contributions, we made matching contributions of approximately $1.2 million to the plan in existence for both the Predecessor periods January 1, 2006 through November 3, 2006 and the year ended December 31, 2005.  We also made matching contributions to the plan of approximately $1.6 million and $0.2 million for the Successor year ended December 31, 2007 and the period from November 4, 2006 through December 31, 2006, respectively.  The plans provide for discretionary contributions by us as approved by the Board of Directors.  There have been no such discretionary contributions through December 31, 2007.

19.          SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 20, 2007, in connection with the DJO Merger, DJOFL and its direct wholly-owned subsidiary, Finco, issued $575.0 million aggregate principal amount of the 10.875% Notes.  Finco has only nominal assets and does not conduct any operations.  The 10.875% Indenture generally prohibits Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity.  The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by all of the DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the “Guarantors”).  Our foreign subsidiaries (the “Non-Guarantors”), do not guarantee the notes.  The Guarantors also unconditionally guarantee the New Senior Secured Credit Facility.

On November 3, 2006, in connection with the Prior Transaction, DJOFL and its direct wholly-owned subsidiary, Finco, issued $200.0 million aggregate principal amount of the 11.75% Notes.  Finco was formed solely to act as a co-issuer of the 11.75% Notes, has only nominal assets and does not conduct any operations.  The 11.75% Indenture generally prohibits Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity.  The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by all of the DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the “Guarantors”).  Our foreign subsidiaries (the “Non-Guarantors”), do not guarantee the notes.  The Guarantors also unconditionally guarantee the New Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and Eliminations as of the years ended December 31, 2007 and 2006 and for the period from November 4, 2006 to December 31, 2006.  In addition, the following tables present the results of operations and cash flows of the Predecessor, the Guarantors, the Non-Guarantors, and Eliminations for the period from January 1, 2006 to November 3, 2006, and for the year ended December 31, 2005.  The Guarantors in the tables relating to the Predecessor period include EMIHC, a previously wholly owned direct subsidiary of DJOFL which was liquidated on December 31, 2006.  EMIHC was the borrower under the Old Credit Facility which was fully repaid in connection with the Prior Transaction and the issuer of the 9.75% Notes, which was repurchased pursuant to a tender offer in connection with the Prior Transaction.

DJO Finance LLC and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$519	$44,694	$18,258	$—	$63,471
Accounts receivable, net	—	120,949	33,818	—	154,767
Inventories, net	—	94,908	22,868	(6,872)	110,904
Deferred tax assets	—	29,145	—	(146)	28,999
Prepaid expenses and other current assets	9	13,669	3,641	—	17,319
Total current assets	528	303,365	78,585	(7,018)	375,460
Property and equipment, net	—	70,413	12,949	(1,717)	81,645
Goodwill	—	1,132,388	68,894	—	1,201,282
Intangible assets, net	—	1,324,191	36,170	—	1,360,361
Investment in subsidiaries	1,140,111	184,420	53,114	(1,377,645)	—
Intercompany receivable	1,344,358	—	—	(1,344,358)	—
Other non-current assets	61,587	4,220	1,717	—	67,524
Total assets	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$54	$34,722	$8,800	$—	$43,576
Accrued expenses	10,116	66,985	26,666	—	103,767
Long-term debt and capital leases, current portion	10,650	752	2,807	—	14,209
Total current liabilities	20,820	102,459	38,273	—	161,552
Long-term debt and capital leases, net of current portion	1,816,864	287	1,447	—	1,818,598
Deferred tax liabilities	—	376,778	9,881	—	386,659
Intercompany payable	—	1,255,008	89,350	(1,344,358)	—
Other non-current liabilities	3,912	9,348	—	—	13,260
Total liabilities	1,841,596	1,743,880	138,951	(1,344,358)	2,380,069
Minority interests	—	—	1,215	—	1,215
Membership equity	704,988	1,275,117	111,263	(1,386,380)	704,988
Total liabilities, minority interests and membership equity	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272

DJO Finance LLC and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2006

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12	$22,650	$8,241	$—	$30,903
Accounts receivable, net	—	50,593	18,301	—	68,894
Inventories, net	—	58,707	9,188	(222)	67,673
Deferred tax assets	—	21,598	4,282	(146)	25,734
Prepaid expenses and other current assets	21	11,103	483	—	11,607
Total current assets	33	164,651	40,495	(368)	204,811
Property and equipment, net	—	35,141	8,157	(2,047)	41,251
Goodwill	—	414,079	61,643	—	475,722
Intangible assets, net	—	281,992	35,250	—	317,242
Investment in subsidiaries	387,419	(41,601)	47,731	(393,549)	—
Intercompany receivable	287,144	—	—	(287,144)	—
Other non-current assets	19,940	762	908	—	21,610
Total assets	$694,536	$855,024	$194,184	$(683,108)	$1,060,636
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$—	$13,455	$5,440	$—	$18,895
Accrued expenses	7,909	17,607	12,463	—	37,979
Long-term debt and capital leases, current portion	3,500	332	2,673	—	6,505
Total current liabilities	11,409	31,394	20,576	—	63,379
Long-term debt and capital leases, net of current portion	545,625	783	1,629	—	548,037
Deferred tax liabilities	—	99,152	12,080	—	111,232
Intercompany payable	—	192,819	94,325	(287,144)	—
Other non-current liabilities	—	1,871	—	—	1,871
Total liabilities	557,034	326,019	128,610	(287,144)	724,519
Minority interests	—	—	909	—	909
Membership equity	137,502	529,005	64,665	(395,964)	335,208
Total liabilities, minority interests and membership equity	$694,536	$855,024	$194,184	$(683,108)	$1,060,636

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Operations

For the Successor Year Ended December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$396,302	$113,057	$(17,225)	$492,134
Cost of sales	—	165,789	57,073	(16,998)	205,864
Gross profit	—	230,513	55,984	(227)	286,270
Operating expenses:
Selling, general and administrative	2,942	220,969	47,304	(52)	271,163
Research and development	—	16,998	4,049	—	21,047
Amortization of acquired intangibles	—	30,803	2,693	—	33,496
Operating income (loss)	(2,942)	(38,257)	1,938	(175)	(39,436)
Other income (expense):
Interest income	21,590	5,101	344	(25,903)	1,132
Interest expense	(72,085)	(22,216)	(4,011)	25,903	(72,409)
Other income (expense), net	(14,446)	(22,876)	496	37,568	742
Loss on early extinguishment of debt	(14,539)	—	—	—	(14,539)
Loss from continuing operations before income taxes and minority interests	(82,422)	(78,248)	(1,233)	37,393	(124,510)
Provision (benefit) for income taxes	—	(42,262)	(241)	—	(42,503)
Minority interests	—	—	415		415
Loss from continuing operations	(82,422)	(35,986)	(1,407)	37,393	(82,422)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—
Net loss	$(82,422)	$(35,986)	$(1,407)	$37,393	$(82,422)

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Operations

For the Successor Period November 4, 2006 through December 31, 2006

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$43,556	$14,626	$(280)	$57,902
Cost of sales	—	18,959	8,113	(285)	26,787
Gross profit	—	24,597	6,513	5	31,115
Operating expenses:
Selling, general and administrative	1,088	33,707	6,304	—	41,099
Research and development	—	27,377	751	—	28,128
Amortization of acquired intangibles	—	3,608	427	—	4,035
Operating loss	(1,088)	(40,095)	(969)	5	(42,147)
Other income (expense):
Interest income	2,517	751	43	(2,999)	312
Interest expense	(8,560)	(2,776)	(274)	2,999	(8,611)
Other income (expense), net	(34,503)	87	46	34,503	133
Loss from continuing operations before income taxes and minority interests	(41,634)	(42,033)	(1,154)	34,508	(50,313)
Benefit for income taxes	—	(8,513)	(243)	—	(8,756)
Minority interests	—	—	39	—	39
Loss from continuing operations	(41,634)	(33,520)	(950)	34,508	(41,596)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(38)	—	—	(38)
Net loss	$(41,634)	$(33,558)	$(950)	$34,508	$(41,634)

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Operations

For the Predecessor Period January 1, 2006 through November 3, 2006

(in thousands)

	DJO	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$256,744	$49,579	$(1,940)	$304,383
Cost of sales	—	107,259	21,984	(1,963)	127,280
Gross profit	—	149,485	27,595	23	177,103
Operating expenses:
Selling, general and administrative	—	157,191	21,973	—	179,164
Research and development	—	11,482	3,290	—	14,772
Amortization of acquired intangibles	—	4,150	1,815	—	5,965
Operating income (loss)	—	(23,338)	517	23	(22,798)
Other income (expense):
Interest income	—	14,741	113	(14,327)	527
Interest expense	—	(40,077)	(258)	14,327	(26,008)
Other income (expense), net	(46,776)	(24,293)	(926)	71,972	(23)
Loss on early extinguishment of debt	—	(9,154)	—	—	(9,154)
Loss from continuing operations before income taxes and minority interests	(46,776)	(82,121)	(554)	71,995	(57,456)
Provision (benefit) for income taxes	—	(12,263)	752	59	(11,452)
Minority interests	—	—	158	—	158
Loss from continuing operations	(46,776)	(69,858)	(1,464)	71,936	(46,162)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(614)	—	—	(614)
Net loss	$(46,776)	$(70,472)	$(1,464)	$71,936	$(46,776)

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Operations

For the Predecessor Year Ended December 31, 2005

(in thousands)

	DJO	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$261,487	$41,002	$(8,763)	$293,726
Cost of sales	—	105,262	18,839	(8,728)	115,373
Gross profit	—	156,225	22,163	(35)	178,353
Operating expenses:
Selling, general and administrative	—	106,305	13,731	—	120,036
Research and development	—	8,497	1,080	—	9,577
Amortization of acquired intangibles	—	3,378	1,675	—	5,053
Operating income	—	38,045	5,677	(35)	43,687
Other income (expense):
Interest income	2	20,865	124	(20,598)	393
Interest expense	—	(49,107)	—	20,598	(28,509)
Other income (expense), net	12,558	31,902	(1,041)	(43,442)	(23)
Income from continuing operations before income taxes and minority interests	12,560	41,705	4,760	(43,477)	15,548
Provision for income taxes	—	4,032	1,956	73	6,061
Minority interests	—	—	140	—	140
Income from continuing operations	12,560	37,673	2,664	(43,550)	9,347
Discontinued operations:
Gain on disposal of discontinued operations, net of tax	—	2,445	—	—	2,445
Income from discontinued operations, net of tax	—	538	—	—	538
Net income	$12,560	$40,656	$2,664	$(43,550)	$12,330

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows

For the Successor Year Ended December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net loss	$(82,422)	$(35,986)	$(1,407)	$37,393	$(82,422)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	11,430	4,072	(758)	14,744
Amortization of intangibles	—	30,802	2,694	—	33,496
Amortization of debt issuance costs	4,862	—	—	—	4,862
Loss on early extinguishment of debt	9,744	—	—	—	9,744
Stock-based compensation	—	1,541	—	—	1,541
Loss on disposal of assets	—	252	544	(114)	682
Deferred income taxes	—	(43,134)	(4,087)	—	(47,221)
Non-cash income from subsidiaries	14,447	23,122	—	(37,569)	—
Provision for doubtful accounts and sales returns	—	21,581	847	—	22,428
Inventory reserves	—	2,975	605	—	3,580
Minority interests	—	—	415	—	415
Excess tax benefit associated with stock option exercises	—	(370)	—	—	(370)
Acquired in-process research and development	—	3,000	—	—	3,000
Net effect of discontinued operations	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(14,442)	(859)	—	(15,301)
Inventories	—	5,278	1,289	508	7,075
Prepaid expenses, other assets and liabilities	92	1,111	364	—	1,567
Accounts payable and accrued expenses	2,258	11,616	(831)	—	13,043
Net cash provided by (used in) operating activities	(51,019)	19,154	3,646	(540)	(28,759)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,312,678)	(432)	—	(1,313,110)
Proceeds from sale of assets held for sale	—	4,500	91	—	4,591
Purchases of property and equipment	—	(10,622)	(3,880)	540	(13,962)
Other	—	(583)	—	—	(583)
Net cash used in investing activities	—	(1,319,383)	(4,221)	540	(1,323,064)
FINANCING ACTIVITIES:
Intercompany	(1,170,504)	1,160,126	10,378	—	—
Investment by Parent	—	434,599	—	—	434,599
Payments on long-term obligations	(446,126)	(271,868)	(427)	—	(718,421)
Proceeds from long-term obligations	1,724,022	294	34	—	1,724,350
Payment of debt issuance costs	(55,866)	—	—	—	(55,866)
Excess tax benefit associated with stock option exercises	—	370	—	—	370
Repurchase of Prior Transaction Management Rollover Options		(1,248)			(1,248)
Dividend paid to minority interests	—	—	(226)	—	(226)
Net cash provided by financing activities	51,526	1,322,273	9,759	—	1,383,558
Effect of exchange rate changes on cash and cash equivalents	—	—	833	—	833
Net increase (decrease) in cash and cash equivalents	507	22,044	10,017	—	32,568
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903
Cash and cash equivalents at end of period	$519	$44,694	$18,258	$—	$63,471

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Successor Period November 4, 2006 through December 31, 2006

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net loss	$(41,634)	$(33,558)	$(950)	$34,508	$(41,634)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	1,721	627	21	2,369
Amortization of intangibles	—	3,608	427	—	4,035
Amortization of debt issuance costs	654	—	—	—	654
Stock-based compensation	—	105	—	—	105
Asset impairment	—	1,282	134	(188)	1,228
Deferred income taxes	—	(8,427)	(415)	—	(8,842)
Non-cash income from subsidiaries	34,503	(259)	—	(34,244)	—
Provision for doubtful accounts and sales returns	—	492	21	—	513
Inventory reserves	—	944	13	—	957
Minority interests	—	—	39	—	39
In process research and development	—	25,200	—	—	25,200
Net effect of discontinued operations	—	457	—	—	457
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	6,043	18	—	6,061
Inventories	—	1,346	1,726	(161)	2,911
Prepaid expenses, other assets and liabilities	(21)	2,340	323	—	2,642
Accounts payable and accrued expenses	1,631	(12,691)	(1,464)	—	(12,524)
Net cash provided by (used in) operating activities	(4,867)	(11,397)	499	(64)	(15,829)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(13,008)	—	(13,008)
Acquisition of ReAble (Prior Transaction)	—	(522,072)	—	—	(522,072)
Purchases of property and equipment	—	(1,046)	(349)	64	(1,331)
Net cash used in investing activities	—	(523,118)	(13,357)	64	(536,411)
FINANCING ACTIVITIES:
Investment by Blackstone	—	357,000	—	—	357,000
Intercompany	(523,428)	508,702	14,726	—	—
Proceeds from long-term obligations	550,000	—	370	—	550,370
Payments on long-term obligations	(875)	(335,238)	—	—	(336,113)
Payment of debt issuance costs	(20,818)	—	—	—	(20,818)
Net cash provided by financing activities	4,879	530,464	15,096	—	550,439
Effect of exchange rate changes on cash and cash equivalents	—	824	(550)	—	274
Net increase (decrease) in cash and cash equivalents	12	(3,227)	1,688	—	(1,527)
Cash and cash equivalents at beginning of period	—	25,101	7,329	—	32,430
Cash and cash equivalents at end of period	$12	$21,874	$9,017	$—	$30,903

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Predecessor Period January 1, 2006 through November 3, 2006

(in thousands)

	DJO	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net loss	$(46,776)	$(70,472)	$(1,464)	$71,936	$(46,776)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	6,471	2,804	(436)	8,839
Amortization of intangibles	—	4,150	1,815	—	5,965
Amortization of debt issuance costs	—	1,765	—	—	1,765
Loss on early extinguishment of debt	—	9,154	—	—	9,154
Non-cash interest expense	—	91	—	—	91
Stock-based compensation	—	10,631	—	—	10,631
Asset impairment and loss on disposal of assets	—	321	317	(250)	388
Deferred income taxes	335	(12,856)	(822)	59	(13,284)
Non-cash income from subsidiaries	46,777	25,474	—	(72,251)	—
Provision for doubtful accounts and sales returns	—	21,604	159	—	21,763
Inventory reserves	—	7,473	90	—	7,563
Excess tax benefit associated with stock option exercises	—	(2,543)	—	—	(2,543)
Minority interests	—	—	158	—	158
Acquired in-process research and development	—	2,103	1,794	—	3,897
Net effect of discontinued operations	—	5,155	—	—	5,155
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	3,116	2,387	—	5,503
Inventories	—	(10,457)	294	429	(9,734)
Prepaid expenses, other assets and liabilities	3,299	(5,009)	(108)	—	(1,818)
Accounts payable and accrued expenses	1,215	10,869	(2,126)	—	9,958
Net cash provided by (used in) operating activities	4,850	7,040	5,298	(513)	16,675
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(4,340)	2,547	—	(1,793)
Acquisition of intangible assets	—	(110)	(134)	—	(244)
Purchases of property and equipment	—	(10,297)	(2,520)	513	(12,304)
Proceeds from sale of assets	—	69	—	—	69
Net cash used in investing activities	—	(14,678)	(107)	513	(14,272)
FINANCING ACTIVITIES:
Intercompany	(9,477)	7,330	2,147	—	—
Proceeds from long-term obligations	—	25,300	—	—	25,300
Payments on long-term obligations	—	(20,791)	(4,629)	—	(25,420)
Payment of debt issuance costs	—	(10)	—	—	(10)
Excess tax benefit associated with stock options	—	2,543	—	—	2,543
Proceeds from issuance of common stock	9,002	—	—	—	9,002
Proceeds from notes received for sale of common stock	846	—	—	—	846
Net cash provided by (used in) financing activities	371	14,372	(2,482)	—	12,261
Effect of exchange rate changes on cash and cash equivalents	—	—	566	—	566
Net increase in cash and cash equivalents	5,221	6,734	3,275	—	15,230
Cash and cash equivalents at beginning of period	308	13,588	3,304	—	17,200
Cash and cash equivalents at end of period	$5,529	$20,322	$6,579	$—	$32,430

DJO Finance LLC and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2005

(Predecessor)

(in thousands)

	DJO	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:

Net income	$12,560	$40,656	$2,664	$(43,550)	$12,330

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	6,586	3,019	(909)	8,696
Amortization of intangibles	—	3,378	1,675	—	5,053
Amortization of debt issuance costs	—	2,177	—	—	2,177
Non-cash interest expense	—	100	—	—	100
Stock-based compensation	30	140	(10)	—	160
Asset impairments and loss on disposal of assets	—	522	1,181	(328)	1,375
Deferred income taxes	—	(2,253)	(764)	87	(2,930)
Earnings from subsidiaries	(12,555)	(30,887)	—	43,442	—
Provision for doubtful accounts and sales returns	—	5,708	400	—	6,108
Inventory reserves	—	4,687	123	—	4,810
Minority interest	—	—	140	—	140
Tax provision associated with stock options	45	—	—	—	45
Net effect of discontinued operations, net of gain on disposal	—	(2,382)	—	—	(2,382)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(10,461)	2,096	—	(8,365)
Inventories	—	(11,722)	(616)	(232)	(12,570)
Prepaid expenses, other assets and liabilities	(1,101)	3,350	190	—	2,439
Accounts payable and accrued expenses	80	3,700	(1,476)	70	2,374
Net cash provided by (used in) operating activities	(941)	13,299	8,622	(1,420)	19,560
INVESTING ACTIVITIES:
Acquisition of businesses	—	(21,648)	—	—	(21,648)
Purchases of property and equipment	—	(8,175)	(3,395)	3,560	(8,010)
Proceeds from sale of assets	—	8	—	—	8
Proceeds from sale of discontinued operations	—	9,291	—	—	9,291
Net effect of discontinued operations	—	(5)	—	—	(5)
Net cash used in investing activities	—	(20,529)	(3,395)	3,560	(20,364)
FINANCING ACTIVITIES:
Intercompany	53	2,464	(377)	(2,140)	—
Intercompany cash dividends	—	4,554	(4,554)	—	—
Proceeds from long-term obligations	—	14,700	—	—	14,700
Payments on long-term obligations	—	(15,481)	(74)	—	(15,555)
Payment of debt issuance costs	—	(642)	—	—	(642)
Dividends paid to minority interest	—	—	(198)	—	(198)
Proceeds from issuance of common stock	355	—	—	—	355
Proceeds from notes received for sale of common stock	102	—	—	—	102
Net cash provided by (used in) financing activities	510	5,595	(5,203)	(2,140)	(1,238)
Effect of exchange rate changes on cash and cash Equivalents	—	—	(647)	—	(647)
Net decrease in cash and cash equivalents	(431)	(1,635)	(623)	—	(2,689)
Cash and cash equivalents at beginning of year	739	15,223	3,927	—	19,889
Cash and cash equivalents at end of year	$308	$13,588	$3,304	$—	$17,200

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL    DISCLOSURE

On November 20, 2007, DJO dismissed KPMG LLP (“KPMG”) as our independent registered public accounting firm and engaged Ernst & Young LLP (“E&Y”) as our new independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2007. Our decision to change our independent registered public accounting firm was the result of a competitive bidding process subsequent to the DJO Merger. The decision to dismiss KPMG and engage E&Y was made and approved by the Audit Committee of our Board of Directors. The services provided by E&Y consist of auditing financial statements and reviewing filings with the SEC as permitted under the Sarbanes-Oxley Act of 2002.

The reports of KPMG on our financial statements for the Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, and the Successor period November 4, 2006 though December 31, 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles with the exception of the following notes contained in the audit report for fiscal year ended December 31, 2006:  (i) As discussed in Note 1 to the audited consolidated financial statements, effective November 3, 2006, all of the outstanding stock of DJO was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable and (ii) As discussed in Note 1 to the audited consolidated financial statements, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

During our Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, and during our Successor period November 4, 2006 though December 31, 2006, and through November 20, 2007, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their reports on our financial statements for such years. During our Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, and during our Successor period November 4, 2006 though December 31, 2006, and through November 20, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of E&Y, neither us nor someone on our behalf had consulted with E&Y during our Predecessor period January 1, 2006 through November 3, 2006 and the year ended December 31, 2005, and during our Successor period November 4, 2006 though December 31, 2006, and through November 20, 2007, in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that E&Y concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of our disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there has been no change in our internal control over financial reporting (as that term is defined in Rules
13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

On November 20, 2007, the Company acquired all of the outstanding shares of DJO Opco, a publicly traded company.  The Company has excluded DJO Opco’s internal controls over financial reporting for fiscal year 2007 from its assessment of and conclusion on the effectiveness of its internal controls over financial reporting.  Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition, if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.  DJO Opco constituted approximately 62% and 80% of the Company’s total and net assets, respectively, as of December 31, 2007 and 11% and 10% of the Company’s total revenues and net loss, respectively, for the year then ended.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of our parent, DJO, as of December 31, 2007.  The executive officers of DJO are also executive officers of DJOFL.

Name	Age	Position
Leslie H. Cross	57	Chief Executive Officer and Director
Peter W. Baird	41	President
Vickie L. Capps	46	Executive Vice President, Chief Financial Officer and Treasurer
Donald M. Roberts	59	Executive Vice President, General Counsel and Secretary
Thomas A. Capizzi	49	Executive Vice President, Global Human Resources
Luke T. Faulstick	44	President, Global Operations
Kenneth W. Davidson*	60	Chairman of the Board of Directors
Chinh E. Chu*	41	Director
Julia Kahr*	29	Director
Sidney Braginsky	70	Director
Paul D. Chapman	49	Director
Bruce McEvoy	30	Director

* Messrs. Davidson and Chu and Ms. Kahr also serve as managers of DJOFL.

Leslie H. Cross—Chief Executive Officer and Director.  Mr. Cross was appointed Chief Executive Officer of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Cross was the Chief Executive Officer and President and a member of the board of directors of DJO Opco since August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., from June 1999 until November 2001, and has served as President of DJO, LLC, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc. since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in medical technology from Sydney Technical College in Sydney, Australia and studied business at the University of Cape Town in Cape Town, South Africa.

Peter W. Baird—President.  Mr. Baird was appointed President of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Baird served as ReAble’s Group President-Therapeutic Devices, a position he held since October 2006. Prior to joining ReAble and since January 2004, Mr. Baird was a Principal at McKinsey & Company in its Pharmaceuticals and Private Equity Practices. From September 1995 to September 1997, and from November 1999 to December 2003, Mr. Baird was an Associate at McKinsey & Company. From September 1997 to October 1999, Mr. Baird was a Principal at Brait Capital Partners, a South African private-equity investment firm. He also holds a M.A. in economics from the University of Cape Town and an M.B.A. from Stanford University. Mr. Baird is also a Chartered Financial Analyst.

Vickie L. Capps—Executive Vice President, Chief Financial Officer and Treasurer.  Ms. Capps was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and DJOFL as of the effective date of the DJO Merger. Ms. Capps is also responsible for managing our international business.  Prior to the DJO Merger, Ms. Capps served as the Executive Vice President, Chief Financial Officer and Treasurer of DJO Opco since July 2002. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University.  Ms Capps currently serves on the board of directors and is a member of the audit committee of SenoRx, Inc., a publicly traded medical device company.

Donald M. Roberts—Executive Vice President, General Counsel and Secretary.  Mr. Roberts was appointed Executive Vice President, General Counsel and Secretary of DJO and DJOFL as of the effective date of the DJO Merger.

Prior to the DJO Merger, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of DJO Opco since December 2002. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles-based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

Thomas A. Capizzi—Executive Vice President, Global Human Resources.  Mr. Capizzi was appointed Executive Vice President, Global Human Resources of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Capizzi served as Senior Vice President, Human Resources of DJO Opco since July 2007. From 2001 to July 2007, Mr. Capizzi served as Vice President, Worldwide Human Resources & Administration for Magellan GPS a Consumer Electronics Company. Previous to that from 1999 to 2001, he was Vice President, HR, Chief Administrative Officer for PCTEL a publicly held Telecommunications and Modem Technology Company. From 1997 to 1999 he served as Corporate Vice President, Human Resources for McKesson a Medical Distribution and Pharmaceutical Solution company. Mr. Capizzi has held various other Human Resources Management positions in companies such as Charles Schwab, Genentech, PepsiCo and The Hertz Corporation. Mr. Capizzi brings well over 25 years of Human Resources experience. Mr. Capizzi received his undergraduate degree in Psychology and Philosophy from Cathedral College/St. John University and his post graduate work in Organizational Development from the New School.

Luke T. Faulstick—President, Global Operations.  Mr. Faulstick was appointed President of Global Operations as of the effective date of the DJO Merger.  Previously, Mr. Faulstick served as Chief Operating Officer of DJO Opco from March 2006 to November 2007, Senior Vice President of Operations from August 2003 to March 2006 and Vice President of Operations from August 2001 to August 2003.  From 1998 to June 2001, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business that supplied products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development.  He currently serves on the board of directors of Power Partners, Inc., a privately held power transmission manufacturer. Mr. Faulstick received a B.S. in engineering from Michigan State University and an M.S. in engineering from Rochester Institute of Technology.

Kenneth W. Davidson—Chairman of the Board of Directors.  Mr. Davidson is DJO’s Chairman of the Board.  Prior to the DJO Merger, Mr. Davidson served as ReAble’s Chief Executive Officer, President and as manager of DJOFL since the completion of the Prior Transaction. Prior to the Prior Transaction, Mr. Davidson served as ReAble’s Chief Executive Officer since October 2000 and as Chairman of the Board of ReAble from February 2001 to November 2006.  Mr. Davidson also served as ReAble’s President from October 2000 to May 2003. Mr. Davidson has served as a member of ReAble’s board of directors since March 1997. Mr. Davidson served as Chairman, President and CEO of Maxxim Medical, Inc., a publicly-held medical supply company, from 1986 to July 2000. Previously, Mr. Davidson held various positions with Intermedics, Inc., a pacemaker equipment manufacturer, Baxter Laboratories, a publicly-held healthcare product and service company, and Merck & Co, a human and animal health care product company.

Chinh E. Chu—Director.  Mr. Chu became one of DJO’s directors and one of our managers immediately after the completion of the Prior Transaction. Mr. Chu is a senior managing director of The Blackstone Group. Since joining Blackstone in 1990, Mr. Chu has led the execution of Blackstone’s investments in Healthmarkets, Inc., SunGuard Data Systems Inc., Nalco, Celanese, Nycomed and LIFFE. He has also been involved in the execution of Blackstone’s investments in Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu currently serves on the boards of directors of Catalent, Celanese Corporation, Financial Guaranty Insurance Company, Graham Packaging, SunGard Data Systems Inc. and Healthmarkets, Inc.

Julia Kahr—Director.  Ms. Kahr became one of DJO’s directors and one of our managers immediately after the completion of the Prior Transaction. Ms. Kahr is currently a principal of The Blackstone Group. Before joining Blackstone in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

Sidney Braginsky—Director.  Mr. Braginsky became one of DJO’s directors on December 14, 2006. Mr. Braginsky has been President, Chief Executive Officer and Chairman of the Board of Atropos Technology, LLC since July 2000. Mr. Braginsky also serves as chairman and managing Director of Double D (Devices and Diagnostics) a Venture Capital Fund and is Chairman and CEO of Digilab LLC, a molecular spectroscopy division acquired by Atropos in 2001. Double D and Digilab LLC are both affiliated with Atropos Technology, LLC. Before joining Atropos, Mr. Braginsky served as President of Olympus America, Inc. where he built a large business focused on optical products. Prior to Olympus America, Mr. Braginsky served as President and Chief Operating Officer of Mediscience Technology Corp., a designer and developer of diagnostic medical devices for cancer detection.  Mr. Braginsky currently serves on the board of directors and audit committees of Noven Pharmaceuticals, Inc., Diomed Holdings, Inc., Electro-Optical Sciences, Inc. and Geneva Acquisition Corp.

Paul D. Chapman—Director.  Mr. Chapman became one of DJO’s directors immediately after the completion of the DJO Merger. Mr. Chapman served as Chief Operating Officer of ReAble from May 2003 to November 2007. Mr. Chapman previously served as Group President—Surgical and Rehabilitation from October 2006 and as ReAble’s President from May 2003. Previously, Mr. Chapman served as Executive Vice President and as President of the Chattanooga Group Division, a position he accepted in February 2002 upon ReAble’s acquisition of Chattanooga Group, Inc. From 1995 to February 2002, he served as Chief Executive Officer of Chattanooga Group, Inc. Prior to joining Chattanooga Group, Inc. in 1994, Mr. Chapman was employed by Stryker Corporation, a medical device manufacturer. During his six years at Stryker, Mr. Chapman held a variety of positions including Vice President and General Manager, Patient Care Division; Vice President of Marketing and New Business Development; Vice President of Sales, Medical Division; and Vice President of Operations, Medical Division.

Bruce McEvoy—Director.  Mr. McEvoy became one of DJO’s directors in August 2007. Mr. McEvoy has been an Associate at The Blackstone Group since 2006. Before joining Blackstone, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004 and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy received an M.B.A. from Harvard Business School in 2006. Mr. McEvoy currently serves on the boards of directors of Catalent, RGIS Inventory Services and Vistar.

CORPORATE GOVERNANCE MATTERS

Code of Ethics. Our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers are available, free of charge, on the Company’s website at www.reableinc.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to:  Director, Investor Relations, DJO Incorporated, 1430 Decision Street, Vista, California 92081-8553.

Audit Committee.  Our Audit Committee consists of three appointed Directors, Mr. Sidney Braginsky (Chairman), Ms. Julia Kahr and Mr. Bruce McEvoy.  As a privately held company, our Audit Committee is not required to be composed of only independent directors.  We believe that Mr. Braginsky would be deemed an independent director within the definition of independence used in the Rules of the New York Stock Exchange.  Our Board of Directors has not determined that any of the members of our Audit Committee is an “audit committee financial expert” as defined in SEC Regulation S-K Item 401(h). Our Board of Directors believes that the current members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the audit committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee.  During 2007, the Compensation Committee of the DJO Board consisted of two designees of The Blackstone Group, Chinh Chu and Julia Kahr.  Effective February 21, 2008, Bruce McEvoy was appointed as member of the Compensation Committee.  Because DJO is a privately held company, the DJO Board is not required to have a majority of independent directors nor is the Compensation Committee required to be composed of independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified under Item 11. “Executive Compensation – Summary Compensation Table” (the “Named Executive Officers” or “NEOs”).  As more fully described under “—Compensation Committee” below, the Compensation Committee of the DJO Board of Directors (the “Compensation Committee”) reviews and makes all decisions for our executive compensation program, including: establishing salaries and reviewing benefit programs for the Chief Executive

Officer (“CEO”) and each of our other executive officers; reviewing, approving, recommending and administering our annual incentive compensation and stock option plans for employees and other compensation plans; advising the DJO Board and making recommendations with respect to plans that require Board approval; and approving our employment agreements with our executive officers.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, consultation with various executive compensation consultants, and analysis of compensation practices in industries where we compete for experienced senior management.  The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee did not meet separately from the rest of the DJO Board during 2007, but took all actions by written consent.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented senior management who can contribute to our growth and success and thereby build long-term value for our stockholders. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with the market practice and focused on driving sustained superior performance, we believe we can align the interests of our executive officers with the interests of stockholders and reward our executive officers for successfully improving stockholder returns. Our compensation program has the following objectives:

•                  attract and retain talented senior management to ensure our future success;

•                  encourage a pay-for-performance mentality by directly relating variable compensation elements to the achievement of financial and strategic objectives;

•                  promote a direct relationship between executive compensation and our stockholders, with long-term incentive compensation to link a significant portion of executive compensation to our performance through stock option and restricted stock awards; and

•                  structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•                  Base salary;

•                  Annual and quarterly incentive compensation (performance-based bonuses);

•                  Equity-based awards;

•                  Other benefits; and

•                  Benefits upon termination of employment

Base Salary. Base salaries provide a fixed form of compensation designed to reward our executive officer’s core competence in his or her role.  The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries; the nature of the position; the contribution and experience of the officers; and the length of service.  The CEO makes salary recommendations for executive officers other than him and reviews such recommendations with the Compensation Committee.

Annual and Quarterly Incentive Compensation.  Performance-based incentive compensation is provided to motivate our executive officers for each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company.

In November 2006, the Compensation Committee adopted a multi-year bonus plan which was intended to remain in effect from year to year through 2011 (the “Prior Bonus Plan”).  The Prior Bonus Plan contained most of the elements of the 2008 plan described below.  Following the DJO Merger, the Compensation Committee replaced the Prior Bonus Plan with a new bonus plan which reflects the significant increase in size and changes in structure of the Company.  This new bonus plan was effective on January 1, 2008 (the “Bonus Plan”).  The Bonus Plan is intended to remain in effect from year to year, although the targets will be separately established for each year.  The Bonus Plan consists of three separate components as described below:

•                  Target Bonus.  For 2008 and each subsequent plan year thereafter, each NEO is eligible to earn a target bonus amount of up to 60% of the NEO’s base salary in effect during the year, calculated on a weighted average monthly basis using the base salary in effect on the first day of each month, contingent upon (1) the achievement of free cash flow and Adjusted EBITDA (each as defined below) targets for each quarter and the full year, (2) the NEO’s fulfillment of individual performance goals, and (3) the NEO’s continued employment with us through the specified payment date for the bonus.  The target bonus is earned and payable on a quarterly and annual basis, with 12.5% of the target bonus available to be earned each quarter based on Adjusted EBITDA and free cash flow results for the quarter and 50% available to be earned based on annual results, in each case also based on the NEO meeting individual performance goals.  For the quarterly and annual target bonus, partial achievement is available.  For each quarter and for the year, 40% of the target bonus is payable if at least 90% of the performance targets are met, with payout amounts prorated on a pre-determined scale between 90% and 100% of performance target achievement.

•                  Supplemental Bonus.  For 2008 and each subsequent plan year thereafter, each NEO is eligible to earn a supplemental bonus amount of up to 60% of the NEO’s base salary in effect during the year, calculated on a weighted average monthly basis using the base salary in effect on the first day of each month, contingent upon (1) the achievement of certain higher amounts of free cash flow and Adjusted EBITDA targets for such plan year, (2) the NEOs fulfillment of individual performance goals, and (3) the NEO’s continued employment with us through the specified payment date for the bonus.  The supplemental bonus is payable only on an annual basis, with the full 60% of target bonus payable if 110% or more of the performance targets are achieved and the NEO meets individual performance goals.  The supplemental bonus payout will be prorated on a pre-determined scale between zero and 60% of target bonus for achievement between 100% and 110% of annual performance targets.

•                  Retention Bonus.  In connection with the DJO Merger, each of our current executive officers entered into an agreement to receive a retention bonus, of which 50% was paid in January 2008 and 50% will be paid in January 2009.  The retention bonus to Mr. Baird was paid 50% in cash and 50% in restricted stock.  All other retention bonuses were paid in cash.  An executive officer must repay the retention bonus received if his or her employment with us is terminated prior to January 1, 2009, the date through which the bonus is earned, other than by reason of death, disability, or a termination by us without cause.

Free cash flow, for the purposes of the Bonus Plan, is calculated as adjusted EBITDA, as defined below, less capital expenditures, and adjusted for changes in operating working capital.  Adjusted EBITDA, for the purposes of the Bonus Plan, is calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our New Senior Secured Credit Facility, excluding forward cost savings as determined by the Board of Directors.  The Compensation Committee selected Adjusted EBITDA and free cash flow as the relevant company-wide performance criteria because the Compensation Committee believes that these criteria are consistent with the overall goals and long-term strategic direction that the DJO Board has set for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our company’s profitability and liquidity against other companies in our industry. Free cash flow is another non-GAAP measurement tool that our management uses to assess how well we are achieving our goal of reducing our outstanding debt over time, which also contributes to creation of value for our shareholders and creditors.  For determining whether the performance targets are met, adjusted EBITDA will be weighted at 70% and free cash flow at 30%. The particular targets for these performance metrics selected for purposes of the 2008 Bonus Plan are the same targets that apply to determine whether recipients of stock options vest in part of their stock options in 2008, as discussed further in the equity compensation discussion.

Equity Compensation.  In connection with the acquisition of ReAble by Blackstone in November 3, 2006, the Compensation Committee adopted the 2006 Stock Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan was to promote the interests of us and our shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of ReAble common stock and to provide for additional compensation based on appreciation in ReAble common stock.  In connection with the DJO Merger, we terminated the 2006 Plan and adopted the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”) which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including the executive officers. Outstanding options to purchase DJO common stock originally issued under the 2006 Plan are now governed by the terms of the 2007 Plan.  In addition, DJO adopted a form of stock option agreement (the “DJO Form Option Agreement”) for awards under the 2007 Plan.  Under the DJO Form Option Agreement, one-third of the stock options will vest over a specified period of time (typically five years) contingent solely upon the awardee’s continued employment with us.  Another one-third of the stock options will vest over a specified performance period (typically five years) from the grant date upon the achievement of pre-determined performance targets over time, consisting of adjusted EBITDA and free cash flow as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving a higher level of such adjusted EBITDA and free cash flow performance targets.  The DJO Form Option Agreement includes certain forfeiture provisions upon an awardee’s separation from service with us.  The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant.  All option awards granted under the 2007 Plan will have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the amount as determined by the Board of Directors subject to confirmation by an outside appraiser.  The Compensation Committee retains the discretion to make awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. A total of 5,000,000 shares of DJO common stock are authorized for issuance under the 2007 Plan, with an additional 2,500,000 shares to be authorized when a pending amendment is completed. These options can be either incentive stock options or non-qualified stock options.

In connection with the DJO Merger, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase an aggregate of 1,912,577 shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the “DJO Management Rollover Options”).  The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger.  All of the DJO Management Rollover Options were fully vested and the replacement options remained subject to the same terms as were applicable to the original options (See Item 11. Executive Compensation - “Grants of Plan-Based Awards”).  Following the DJO Merger, an aggregate of 264,525 Prior Transaction Management Rollover Options held by former executive officers who were dismissed in connection with the DJO Merger were cancelled in exchange for payments equal to the intrinsic value of such options (calculated by subtracting the per share exercise price of each option from $16.46 per share).  The former executive officers also forfeited all unvested stock options issued under the 2006 Plan at the closing of the DJO Merger (See Item 11. Executive Compensation – “Option Exercises and Stock Vested” and “Outstanding Equity Awards at Fiscal Year-End – 2007”).

In February 2008, we granted options for a total of 1,860,055 shares (“Options”) under the 2007 Plan to our continuing executive officers who are NEOs, Mr. Cross, Ms. Capps, Mr. Baird, Mr. Roberts and Mr. Faulstick.  The Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. The Options vest in accordance with the following schedule: (a) one-third of the Option shares constitute, and may be purchased pursuant to the provisions of the “Time-Based Tranche” (defined below), (b) one-third of the Option shares constitute and may be purchased pursuant to the provisions of the Performance-Based Tranche (defined below), and (c) one-third of the Option shares constitute and may be purchased pursuant to the provisions of the Enchanced Performance-Based Tranche (defined below).  The Options become exercisable with respect to 25% of the Time-Based Tranche on December 31, 2008, 20% of the Time-Based Tranche on December 31, 2009, 18.33% of the Time-Based Tranche on December 31, 2010 and 2011, and 18.34% on December 31, 2012 if such optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.  Each of the Performance-Based and Enhanced Performance-Based Tranches contain adjusted EBITDA and Free Cash Flow targets, with the Enhanced Performance-Based Tranche requiring greater performance than the Performance-Based Tranche.  The optionee may earn the right to exercise the option to purchase 25% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2008 if the applicable performance targets are achieved, 20% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2009 if the applicable performance targets are achieved, 18.33% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2010 and 2011, and 18.34% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2012, if the applicable performance targets are achieved as of such dates, and provided that the optionee remains employed with us or any of our subsidiaries or affiliates as of each such date. The adjusted EBITDA and Free Cash Flow targets established by the Compensation Committee for vesting purposes as described above represent, as to the target levels, reasonably challenging performance criteria in the judgment of the Compensation Committee, particularly in light of the significant integration challenges and synergy goals relating to the DJO Merger.  Meeting the enhanced performance criteria will be difficult and will require superior performance by the Company’s management.

The options granted in February 2008 to our executive officers and other members of management contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the option shares of the Performance-Based Tranche and the Enhanced Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control.

Other Benefits.  Other benefits to the executive officers include two 401(k) plans, including a 401(k) plan maintained by DJO Opco which covers most of the NEOs. We maintain these 401(k) plans for our employees, including our NEOs, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We may, in our discretion, match employee deferrals. For the 2007 plan year, we made matching contributions equal to up to 50% of the first 6% of compensation deferred by employees (subject to Internal Revenue Service limits and non-discrimination testing).  For the 2008 plan year, the employer contribution percentage will remain unchanged.  DJO Opco maintains a non-qualified deferred compensation plan for its most senior management, and that plan may be made generally available to senior management of DJO.  Under this non-qualified plan, an eligible executive may contribute up to 100% of his or her salary and bonuses to the plan, and the amounts are held in trust and invested in a portfolio of mutual funds which correspond to the funds available under the 401(k) plan.  DJO Opco has the discretion to contribute matching contributions, but no such matching contributions have yet been made.

Benefits Upon Termination of Employment.  As discussed more fully below in “Employment Agreements,” prior to the DJO Merger, we entered into employment agreements with Mr. Baird and certain former executive officers. These agreements provide for certain payments and other benefits if the executive officer’s employment terminates under specified circumstances, including in the event of a “change in control.” In general, the employment agreements establish the salary and bonus amounts, and provide for the payment of amounts, including one year’s base salary and in certain cases, bonuses, in the event the executive is terminated without cause during the term of the agreement. The executive officer employment agreements also contain provisions that prohibit the executive officer from disclosing our confidential information and that prohibit the executive officer from engaging in certain competitive activities or soliciting any of our employees, customers, potential customers, or acquisition prospects.  The Compensation Committee believes that employment agreements help to secure the continued employment and dedication of our NEOs, despite any concern that they might have regarding their own continued employment prior to or following a change in control. The Compensation Committee may extend such agreements to former DJO Opco executives who are NEOs but has not yet chosen to do so in part because those former DJO Opco executives are parties to change-in-control severance agreements entered into prior to the DJO Merger that remain in effect.  Under those severance agreements, the DJO Merger constituted a change-in-control event.  As a result, in the event that an executive subject to such agreement is terminated without cause or terminates for good reason within two years of the DJO Merger, the executive will receive a severance benefit of 1.5 times (2 times in the case of Mr. Cross) the executive’s base salary and target bonus, plus extended health and life insurance benefits.  These agreements also contain customary confidentiality and noncompetition covenants.  The narrative and table included in “Potential Payments Upon Termination or Change-in-Control” reflects potential payments upon termination of employment of our NEOs.

The Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986 provides that compensation in excess of $1,000,000 paid to the CEO or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). As a privately held company, we are no longer required to comply with Section 162 (m) to ensure tax deductibility of executive compensation.

Summary Compensation Table

The following table sets forth summary information about the compensation during 2007 and 2006 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers.  Also included in the table below is information regarding Mr. Davidson and Mr. Burke, our former CEO and CFO, and for Mr. Chapman and Mr. Zimmerman (the “Former Executive Officers”), who were not serving as executive officers as of the end of the year but for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of the end of the year.  All of the individuals listed in the following table are referred herein collectively as the “Named Executive Officers” or “NEOs.”

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total ($)

Leslie H. Cross, Chief Executive Officer and Director	2007	$60,135	$248,438	$—	$1,327,352	$—	$—	$—	$1,635,925

Vickie L. Capps, Executive Vice President, Chief Financial Officer and Treasurer	2007	35,740	118,125	—	703,687	—	—	—	857,552

Kenneth W. Davidson, Chairman of the Board of Directors and former Chief Executive Officer (6)	2007	434,297	—	—	189,319	—	—	4,231,500	4,855,116
	2006	458,250	1,525,000	—	8,183,908	—	—	419,978	10,587,136

William W. Burke, former Executive Vice President and Chief Financial Officer (6)	2007	229,485	—	—	77,955	—	—	2,571,123	2,878,563
	2006	273,000	1,000,000	—	2,814,799	—	—	16,062	4,103,861

Peter W. Baird, President	2007	334,615	200,000	136,728	208,380	—	—	306,750	1,186,473
	2006	69,231	500,000	—	2,046,488	—	—	—	2,615,719

Donald M. Roberts, Executive Vice President, General Counsel and Secretary	2007	31,202	103,125	—	568,066	—	—	—	702,393

Luke T. Faulstick, President, Global Operations	2007	35,740	118,125	—	544,766	—	—	—	698,631

Paul D. Chapman, Director and former Group President—Surgical and Rehabilitation and Chief Operating Officer (6)	2007	281,932	—	—	100,228	—	—	2,381,199	2,763,359
	2006	315,000	700,000	—	4,357,989	—	—	6,600	5,379,589

Harry L. Zimmerman, former Executive Vice President and General Counsel (6)	2007	204,782	—	—	77,955	—	—	2,151,703	2,434,440
	2006	230,000	400,000	—	3,144,365	—	—	6,600	3,780,965

(1)         Amounts represent salary earned up to the date of the DJO Merger in the case of the Former Executive Officers and from the date of the DJO Merger through December 31, 2007 for the incoming DJO executives.  Mr. Baird was hired in October 2006.

(2)         The amounts shown in this column for the Former Executive Officers represent retention bonus payments made under the bonus plan adopted in connection with the closing of the Prior Transaction.  Amounts included for our current executive officers include discretionary bonuses that were paid during 2008 related to performance by DJO Opco under the 2007 DJO Opco bonus plan for the fourth quarter and full fiscal year.  Excluded from the table are amounts payable under retention bonus agreements entered into in November 2007 with each of our current executive officers in connection with the DJO Merger, of which 50% of the retention bonus was paid in January 2008 and 50% will be paid in January 2009.  Each executive officer forfeits any unpaid retention bonus and must repay the retention bonus received if his or her employment with us is terminated prior to January 1, 2009, the date through which the bonus is earned, other than by reason of a termination by us without cause.  See “Compensation Discussion and Analysis – The Elements of Our Executive Compensation Program – Annual Incentive Compensation”.

(3)         The amount shown in this column represents the dollar amount recognized in connection with stock awards for financial statement reporting purposes for the 2007 and 2006 fiscal years in accordance with SFAS 123(R).  This expense related to two restricted stock awarded to Mr. Baird in 2007, consisting of an award of 15,189 shares of restricted stock in March 2007 and 24,300 shares of restricted stock in November 2007, vesting over time with the final vesting on November 2009 and January 2009, respectively.

(4)         Except as described further below, the amounts shown in this column represent the dollar amounts recognized for the 2007 and 2006 fiscal years for the fair value of stock options granted in those years as well as prior fiscal years in accordance with SFAS 123(R).  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the NEOs.  See Note 10 to the audited consolidated financial statements included in this annual report on Form 10-K for a discussion of the relevant assumptions.  Except for the amounts for Mr. Baird in 2006, the amounts for 2006 represent the grant date fair value of the Prior Transaction Management Rollover Options.  The amounts for Mr. Baird in 2006 represent options granted under the 2006 Plan in connection with his initial employment in October 2006. The amounts in 2007 for Messrs. Cross, Roberts and Faulstick and Ms. Capps represents the grant date fair value of the DJO Management Rollover Options, less the intrinsic value of vested DJO Opco options that each exchanged for the DJO Management Rollover Options in the following approximate amounts: Mr. Cross:

$3.0 million, Ms. Capps: $2.0 million, Mr. Roberts: $1.0 million and Mr. Faulstick: $1.0 million. The amounts in 2007 for Messrs. Davidson, Burke, Baird, Chapman and Zimmerman represent amounts recognized in 2007 related to options granted in November 2006 in connection with the Prior Transaction that vested during 2007. Additional information regarding grants awarded in 2007 is presented in the “Grants of Plan Based Awards” table below.  In connection with the DJO Merger, the Former Executive Officers forfeited all unvested stock options issued under the 2006 Stock Incentive Plan as of that date.

(5)         Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits.  Included in the Former Executive Officers’ total is compensation earned in connection with the DJO Merger and “change of control” clause in each of their respective employment agreements.  A breakdown of the amounts shown in this column for 2007 for each of the NEOs is set forth in the following table:

	Mr. Davidson	Mr. Burke	Mr. Baird	Mr. Chapman	Mr. Zimmerman
Automobile allowance	$22,000	$—	$—	$—	$—
Severance	4,171,773	2,485,568	—	2,320,548	2,086,582
Consulting (a)	—	46,840	—	29,671	29,353
Life insurance premiums	3,290	—	—	—	1,146
Spouse travel reimbursement	7,260	—	—	—	—
401(k) matching contribution	6,750	6,750	6,750	6,750	6,750
Other (b)	20,427	31,965	300,000	24,230	27,872
Total	$4,231,500	$2,571,123	$306,750	$2,381,199	$2,151,703

(a)          Represents compensation paid to the Former Executive Officers for consulting services rendered from November 20, 2007 through December 31, 2007.

(b)         The amounts shown for Messrs. Davidson, Burke, Chapman and Zimmerman represents earned unused vacation paid upon termination of employment in connection with the DJO Merger.  The amount for Mr. Baird represents relocation costs paid during 2008 in connection with moving our Company headquarters to Vista, California.

(6)         Messrs. Davidson, Burke, Chapman, and Zimmerman were terminated as employees and executive officers on November 20, 2007.  Mr. Davidson continued to serve as a Director of DJO and Mr. Chapman was appointed as a Director on November 20, 2007.  Messrs. Burke and Zimmerman were engaged as consultants on November 20, 2007, Mr. Burke will serve in such capacity through June 30, 2008 and Mr. Zimmerman served as consultant until January 31, 2008.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2007.

									All Other Stock Awards: Number	All Other Option Awards:	Exercise or Base	Market
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Price of Option Awards ($/Sh) (4)	Price on Date of Grant ($/Sh)	Grant Date Fair Value of Option Awards ($) (5)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Mr. Cross	11/20/07	(1)	$—	$—	$—	—	—	—	—	193,254	$8.29	$16.46	$1,878,187
	11/20/07	(1)	—	—	—	—	—	—	—	43,351	7.00	16.46	463,170
	11/20/07	(1)	—	—	—	—	—	—	—	82,427	12.91	16.46	559,037
	11/20/07	(1)	—	—	—	—	—	—	—	213,700	13.10	16.46	1,427,472

Mrs. Capps	11/20/07	(1)	$—	$—	$—	—	—	—	—	91,585	$8.29	$16.46	$890,095
	11/20/07	(1)	—	—	—	—	—	—	—	5,343	7.18	16.46	56,343
	11/20/07	(1)	—	—	—	—	—	—	—	76,315	7.00	16.46	815,375
	11/20/07	(1)	—	—	—	—	—	—	—	6	7.00	16.46	64
	11/20/07	(1)	—	—	—	—	—	—	—	48,846	12.91	16.46	331,281
	11/20/07	(1)	—	—	—	—	—	—	—	91,586	13.10	16.46	611,774

Mr. Davidson	1/1/07	(2)	$290,979	$290,979	$725,276	—	—	—	—	—	$—	$—	$—

Mr. Burke	1/1/07	(2)	$153,755	$153,755	$383,240	—	—	—	—	—	$—	$—	$—

Mr. Baird	1/1/07	(2)	$224,192	$224,192	$558,807	—	—	—	—	—	$—	$—	$—
	3/15/07	(3)	—	—	—	—	—	—	15,189	—	—	—	—
	11/20/07	(3)	—	—	—	—	—	—	24,300	—	—	—	—

Mr. Roberts	11/20/07	(1)	$—	$—	$—	—	—	—	—	35,080	$8.29	$16.46	$340,934
	11/20/07	(1)	—	—	—	—	—	—	—	30,528	8.84	16.46	284,677
	11/20/07	(1)	—	—	—	—	—	—	—	48,846	12.91	16.46	331,281
	11/20/07	(1)	—	—	—	—	—	—	—	91,586	13.10	16.46	611,774

Mr. Faulstick	11/20/07	(1)	$—	$—	$—	—	—	—	—	45,792	$8.29	$16.46	$445,049
	11/20/07	(1)	—	—	—	—	—	—	—	10,032	7.00	16.46	107,179
	11/20/07	(1)	—	—	—	—	—	—	—	48,846	12.91	16.46	331,281
	11/20/07	(1)	—	—	—	—	—	—	—	91,586	13.10	16.46	611,774

Mr. Chapman	1/1/07	(2)	$188,894	$188,894	$470,826	—	—	—	—	—	$—	$—	$—

Mr. Zimmerman	1/1/07	(2)	$137,204	$137,204	$341,986	—	—	—	—	—	$—	$—	$—

(1)         The amounts set forth in these rows under the column “All Other Option Awards:  Number of Securities Underlying Options” for each of the NEOs reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.  The DJO Management Rollover Options were issued in exchange for options under the DJO Opco option plan valued at the following dollar amounts:  Mr. Cross:  $3.0 million, Ms. Capps:  $2.0 million, Mr. Roberts:  $1.0 million, and Mr. Faulstick:  $1.0 million.

(2)         The amounts set forth in these rows under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” for the Former Executive Officers represent the threshold, target and maximum bonus potential under the 2006 Bonus Plan.  No amounts were paid out under the 2006 Bonus Plan for the 2007 fiscal year.

(3)         The amounts set forth in these rows under the column “All Other Stock Awards: Number of Shares of Stock or Units” for Mr. Baird represent restricted stock awards granted in March 2007 and in November 2007 in connection with the DJO Merger.

(4)         Exercise prices reflect the intrinsic gain (derived from the per share purchase price of DJO Opco shares in the DJO Merger) in the DJO Opco options which were exchanged for the DJO Management Rollover Options.  The aggregate exercise prices for each grant of DJO Management Rollover Options shown in this column, when added to the intrinsic value of the DJO Opco options exchanged therefor, equals the aggregate fair market value of each such grant.

(5)   The grant date fair value is the value of awards granted in 2007 as determined in accordance with FAS 123(R), which has been recorded for financial reporting purposes as part of the DJO Merger purchase price.  The grant date fair values for these awards are shown at their gross amounts and have not been reduced by the intrinsic value of the DJO Opco options exchanged in return for these awards.  See footnote 4 to the “Summary Compensation Table.”

Employment Agreements

In September 2006, we entered into an employment agreement with Mr. Baird (the “Baird Agreement”) effective on October 1, 2006, providing for a three year term, and renewing for successive one-year periods unless either Mr. Baird or us provides written notice to the other party of his or our intent not to renew one-hundred eighty (180) days prior to the end of the term. The Baird Agreement provides for a base salary of $300,000 per year, and provides that Mr. Baird is entitled to at least a five percent (5%) annual increase in base salary on each annual anniversary. Through the end of 2007, Mr. Baird was entitled to participate in our compensation and employee benefit plans (other than annual bonus and severance plans) generally made available to our other senior executives. Mr. Baird is eligible to earn (i) an annual bonus award targeted at sixty-seven percent (67%) of his base salary, based only upon our achievement of certain predetermined performance targets and contingent upon his continued employment through the specified payment date, and (ii) a supplemental bonus award targeted at one hundred percent (100%) of his base salary, based only upon our achievement of certain predetermined performance targets, and contingent upon his continued employment with us through the specified payment date. For 2008 and subsequent years, Mr. Baird will participate in the Bonus Plan described in the Compensation Discussion and Analysis discussion above. On the closing date of the Prior Transaction, we granted Mr. Baird options to purchase 225,001 shares of our common stock (the “Initial Stock Option Grant”) under the 2006 Incentive Stock Plan. The Initial Stock Option Grant contains time-based and performance-based stock option award vesting provisions.  Mr. Baird’s employment may be terminated by either party at any time and for any reason; provided that each party will be required to give the other party at least thirty (30) days advance written notice of any such termination. Mr. Baird’s employment may be terminated by us for “Cause” (as defined in the Baird Agreement) and shall terminate automatically upon Mr. Baird’s resignation without “Good Reason” (as defined in the Baird Agreement). If Mr. Baird’s employment is terminated by us for “Cause”, or if Mr. Baird resigns without “Good Reason”, Mr. Baird would be entitled to receive (i) a lump sum payment equal to his base salary through the date of termination; (ii) reimbursement for any unreimbursed business expenses; (iii) any earned but unpaid annual bonus and supplemental bonus with respect to the most recently completed calendar year which has ended prior to the date on which such termination occurs; (iv) a lump sum payment to any accrued and unused vacation pay; and (v) employee benefits, if any, as to which Mr. Baird (or his dependents or beneficiaries, as applicable) may be entitled under our employee benefit plans (collectively, clause (i) through (v) hereof being referred to as the “Accrued Rights”).   The Baird Agreement provides that if Mr. Baird’s employment is terminated by us without “cause” (other than by reason of death or disability) or by Mr. Baird’s resignation for “good reason” (as such terms are defined in the Baird Agreement), Mr. Baird is entitled, in addition to the Accrued Rights, to those benefits described in “Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Leslie H. Cross	193,254	—	—	$8.29	12/9/2013	—	$—	—	$—
	43,351	—	—	7.00	12/8/2014	—	—	—	—
	82,427	—	—	12.91	4/3/2016	—	—	—	—
	213,700	—	—	13.10	5/12/2017	—	—	—	—
	532,732	—	—

Vickie L. Capps	91,585	—	—	$8.29	12/9/2013	—	$—	—	$—
	5,343	—	—	7.18	2/26/2014	—	—	—	—
	76,321	—	—	7.00	12/8/2014	—	—	—	—
	48,846	—	—	12.91	4/3/2016	—	—	—	—
	91,586	—	—	13.10	5/12/2017	—	—	—	—
	313,681	—	—

Kenneth W. Davidson	19,900	—	—	$18.29	5/18/2014	—	$—	—	$—
	79,600	—	—	9.80	8/9/2014	—	—	—	—
	9,950	—	—	12.36	10/20/2015	—	—	—	—
	199,025	—	—	12.16	11/17/2015	—	—	—	—
	308,475	—	—

William W. Burke	—	—	—	$—	—	—	$—	—	$—

Peter W. Baird	12,188	44,063	168,750	$16.46	11/4/2016	34,427	$566,660	—	$—

Donald M. Roberts	35,080	—	—	$8.29	12/9/2013	—	$—	—	$—
	30,528	—	—	8.84	5/25/2015	—	—	—	—
	48,846	—	—	12.91	4/3/2016	—	—	—	—
	91,586	—	—	13.10	5/12/2017	—	—	—	—
	206,040	—	—

Luke T. Faulstick	45,792	—	—	$8.29	12/9/2013	—	$—	—	$—
	10,032	—	—	7.00	12/8/2014	—	—	—	—
	48,846	—	—	12.91	4/3/2016	—	—	—	—
	91,586	—	—	13.10	5/12/2017	—	—	—	—
	196,256	—	—

Paul D. Chapman	9,950	—	—	$18.29	5/18/2014	—	$—	—	$—
	122,325	—	—	12.16	11/17/2015	—	—	—	—
	132,275	—	—

Harry L. Zimmerman	—	—	—	$—	—	—	$—	—	$—

(1)         The amounts set forth in this column for the incoming DJO executive officers reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.  Amounts set forth for Mr. Davidson and Mr. Chapman represent options that vested in connection with the Prior Transaction that continue as options to purchase DJO common stock.  Amounts for Mr. Baird represent shares underlying the time-based options that are vested and exercisable that were granted to Mr. Baird under the 2006 Plan in connection with his initial employment in October 2006.

(2)         The amount set forth in this column for Mr. Baird reflects the number of shares underlying the time-based options that are not vested that were granted under the 2006 Plan in connection with his initial employment.  See “Compensation Discussion and Analysis - The Elements of our Executive Compensation Program - Equity Compensation” for further information regarding the vesting of these options.

(3)         The amounts set forth in this column for Mr. Baird reflect the number of shares underlying the performance-based options granted under the 2006 Plan in connection with his initial employment.  See “Compensation Discussion and Analysis - The Elements of our Executive Compensation Program - Equity Compensation” for further information regarding the vesting of these options.

Option Exercises and Stock Vested During 2007

The following table sets forth certain information regarding options that were exercised and stock which vested during the year ended December 31, 2007 for each NEO:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized On Exercise ($) (2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
Leslie H. Cross	—	$—	—	$—

Vickie L. Capps	—	—	—	—

Kenneth W. Davidson	—	—	—	—

William W. Burke	65,525	279,768	—	—

Peter W. Baird	—	—	5,062	83,329

Donald M. Roberts	—	—	—	—

Luke T. Faulstick	—	—	—	—

Paul D. Chapman	—	—	—	—

Harry L. Zimmerman	119,400	605,358	—	—

(1)          Amounts represent Prior Transaction Management Rollover Options that were cancelled at closing of the DJO Merger in exchange for payment equal to the intrinsic value of such options (calculated by subtracting the per share exercise price of such options from $16.46 per share).

(2)          Amounts calculated based on the fair market value of our common stock ($16.46 per shares) on the date of exercise less the exercise price for such shares.

(3)          Amounts calculated by multiplying number of shares by the fair market value of the shares on the vesting date ($16.46 per share).

Non-Qualified Deferred Compensation for 2007

Certain executives may defer receipt of part or all of their cash compensation under the DJO, LLC Executive Deferred Compensation Plan (the “Deferred Plan”), a plan established by DJO, LLC, a subsidiary of DJO Opco. The Deferred Plan allows executives to save for retirement in a tax-effective way at minimal cost to DJO, LLC. Under this program, amounts deferred by the executive are deposited into a trust for investment and eventual benefit payment. The obligations of DJO, LLC under the Deferred Plan are unsecured obligations to pay deferred compensation in the future from the assets of the trust. Participants will have the status of unsecured general creditors with respect to the benefit obligations of the Deferred Plan, and the assets set aside in the trust for those benefits will be available to creditors of DJO, LLC in the event of bankruptcy or insolvency. Each participant may elect to defer under the Deferred Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the Deferred Plan and the trust. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the Deferred Plan, which investment options are substantially the same investment options available to participants in DJO, LLC’s 401(k) Savings Plan. The Deferred

Plan also permits DJO, LLC to make contributions to the Deferred Plan, including matching contributions, at its discretion, but no such contributions have been made to date. To the extent that Company contributions are made to the Deferred Plan, the Committee may impose vesting criteria to aid in the employment retention of participants. A participant’s eventual benefit will depend on his or her level of contributions, DJO, LLC’s contributions, if any, and the investment performance of the particular investment options selected. The following table sets forth information for each of the Named Executive Officers who participated in DJO, LLC’s Nonqualified Deferred Compensation Plan during 2006.

	Executive	Registrant	Aggregate
	Contributions	Contributions	Earnings	Aggregate	Aggregate
	in Last	in Last	in Last	Withdrawals/	Balance at Last
Name	Fiscal Year(1)	Fiscal Year	Fiscal Year	Distributions	Fiscal Year
Donald M. Roberts	$25,320	$—	$2,533	$—	$48,869

(1)             Amounts deferred by the executive under the Executive Deferred Compensation Plan have been reported as 2007 compensation to such officer in the “Salary” column in the Summary Compensation Table above.

Potential Payments Upon Termination or Change-in-Control

As described above in the “Compensation Discussion and Analysis” and in “Employment Agreements,” we were party to employment agreements with certain executives who were dismissed following the DJO Merger.  The following table details the amounts paid in accordance with the respective employment agreements of such terminated NEOs.

Executive	2.99x Highest Base Salary in the last 2 years	2.99x Avg. Bonus for the last 2 years	Base Salary plus 5% merit increase	2007 Maximum Bonus Opportunity	Total Severance prior to Gross-up	Relevant Excise Tax	Gross-up	Total
Kenneth W. Davidson	$1,438,676	$657,800	$481,163	$803,541	$3,381,180	$338,769	$451,824	$4,171,773
William W. Burke	857,084	388,700	286,650	478,706	2,011,140	203,293	271,136	2,485,569
Paul D. Chapman	988,943	448,500	330,750	552,353	2,320,546	—	—	2,320,546
Harry L. Zimmerman	722,085	328,900	241,500	403,305	1,695,790	167,454	223,338	2,086,582

In September 2007, DJO Opco entered into change-in-control severance agreements (the “Change-in-Control Agreements”) with Mr. Cross, Ms. Capps, Mr. Faulstick and Mr. Roberts.  Following a change-in-control, the Change-in-Control Agreements remain in effect for a period of two years. The DJO Merger constituted a change-in-control for purposes of these Change-in-Control Agreements.  Pursuant to the Change-in-Control Agreements, if the NEO’s employment is terminated “without cause” or by such executive’s resignation for “good reason” (as such terms are defined in the Change-in-Control Agreements), in each case within two years after the DJO Merger, the executive is entitled, in addition to accrued salary and bonus and related benefits, to the following benefits:

(1)          A lump sum payment equal to the sum of the executive’s highest annual rate of base salary during the 12 month period preceding the termination date multiplied by 1.5 (or 2 in the case of Mr. Cross), plus (a) the executive’s aggregate annual target bonus for the year of termination; and (b) a pro rata portion of the executive’s aggregate annual target bonus for the portion of the year of termination during which the executive served as an employee, less any amounts paid from our annual incentive plan for the year of termination;

(2)          A lump sum cash payment of an amount equal to (a) 18 (or 24 in the case of Mr. Cross), multiplied by (b) the amount by which the monthly premium the executive would be required to pay for continued coverage pursuant to COBRA, for such executive and his or her eligible dependents covered under our health plans as of the termination date, exceeds the contributions required by the executive immediately prior to the termination date; and

(3)        A lump sum cash payment of an amount equal to (a) 18 (or 24 in the case of Mr. Cross), multiplied by (b) the amount by which the total monthly premium paid for accidental death and dismemberment and life insurance coverage as of the termination date exceeds the contributions required by the executive immediately prior to the termination date.

As a condition to receiving the severance benefits under the-Change-in-Control Agreements, an executive must execute a waiver and release of any claims he or she may have against DJO Opco. The Change-in-Control Agreements also provide that during the term of the agreement and for a period of two years following any qualifying termination, the executive will not solicit any customer of DJO Opco or its subsidiaries and not solicit any employee of DJO Opco or its subsidiaries.

As discussed in “Employment Agreements” above, the Baird Agreement provides that if Mr. Baird’s employment is terminated by us without “cause” (other than by reason of death or disability) or by Mr. Baird’s resignation for “good reason” (as such terms are defined in the Baird Agreement), Mr. Baird is entitled, in addition to accrued salary and bonus and related benefits, to the following benefits: (1) a lump sum equal to the sum of: (A) the most recent annual bonus, if any, awarded to Mr. Baird and (B) the most recent supplemental bonus, if any, awarded to Mr. Baird; and (2) subject to Mr. Baird’s continued compliance with the non-competition and confidentiality provisions of the Baird Agreement, continued payment of his base salary for twelve (12) months after the date of such termination (provided the aggregate amount described in clauses (1) and (2) are to be reduced by the present value of any other cash severance payable to Mr. Baird under any of our other plans, programs or arrangements). The Baird Agreement also provides that Mr. Baird will be subject to a covenant not to compete and a covenant not to solicit our employees at all times during the employment term and for a period of one year following the date Mr. Baird ceases to be employed by us and a covenant not to disclose confidential information during and after the employment term.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2007:

Name	Base Salary Payment ($)	Bonus Payment ($)	Health Benefits ($)	Life and Accidental Death & Dismemberment Benefits ($)	Total ($)
Leslie H. Cross	$1,060,000	$745,313	$15,417	$1,908	$1,822,638
Vickie L. Capps	472,500	354,375	11,255	851	838,981
Peter W. Baird	360,000	200,000	—	—	560,000
Luke T. Faulstick	472,500	354,375	11,255	851	838,981
Donald M. Roberts	412,500	309,375	9,137	743	731,755

As discussed in “Compensation Disclosure and Analysis” above, in connection with the DJO Merger each of our current executive officers entered into an agreement to receive a retention bonus, of which 50% was paid in January 2008 and 50% will be paid in January 2009.  An executive officer must repay the retention bonus received if his or her employment with us is terminated prior to January 1, 2009, the date through which the bonus is earned, other than by reason of death, disability, or a termination by us without cause.  If the executive officer’s employment is terminated “without cause” (as defined in the Change-in-Control Agreement for the NEOs other than Mr. Baird and as defined in the Baird Agreement for Mr. Baird), then the executive is entitled to receive and retain the entire retention bonus. The amount of the retention bonuses that would be received by each of the NEOs if their employment was terminated without cause on December 31, 2007 would be: Mr. Cross: $800,000; Ms. Capps: $800,000; Mr. Baird: $400,000; Mr. Faulstick: $700,000 and Mr. Roberts: $500,000.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis.  During 2007, our Board of Directors originally consisted of four persons: 1) Julia Kahr, 2) Chinh E. Chu, 3) Sidney Braginsky, and 4) Kenneth W. Davidson, Chairman of the Board.  Mr. Kahr and Mr. Chu are affiliated with The Blackstone Group (“Blackstone”) and are not compensated for serving as members of our Board of Directors. In August of 2007, Bruce McEvoy was appointed to serve as a member of our Board of Directors.  Mr. McEvoy is also affiliated with Blackstone and therefore did not receive any compensation during 2007.  On November 20, 2007, in connection with the DJO Merger, we expanded the Board of Directors to seven persons, including the addition of Leslie H. Cross and Paul D. Chapman.  Furthermore, we entered into an agreement with Mr. Davidson to continue to serve as the Chairman of the Board of Directors until the next annual meeting of DJO’s stockholders (the “Director Agreement”).  Under the Director Agreement, Mr. Davidson is entitled to a $60,000 annual retainer for each annual term commencing on January 1, 2008.  Prior to 2008, because he was an employee, Mr. Davidson did not receive compensation for his services as a Director.  Mr. Davidson will also be granted options on an annual basis valued at approximately $25,000 (not to exceed 1,500 shares per grant) with an exercise price equal to the fair market value of our common stock on the date of grant.  These options were first granted in February 2008 and will be granted in the future on each January 1 for the duration of Mr. Davidson’s term.  One-third of the shares underlying each option will vest on each anniversary of the date of grant and any shares issued in connection with the option will be subject to the Management Stockholders Agreement.  We also entered into an agreement with Mr. Chapman, with the same terms as the Director Agreement discussed above, with the exception of an annual retainer of $50,000.

Mr. Braginsky is an independent, non-employee director and receives cash compensation in the amount of (1) $50,000 annually, (2) $10,000 per year for serving as Chairman of the DJO Audit Committee, and (3) $1,500 per day for attending a Board or Committee meeting other than Audit Committee meetings.  At the DJO Board meetings on March 13, and May 24, 2007, Mr. Braginsky was issued 750 and 1,500 stock options, respectively, to purchase shares of DJO common stock at an exercise price equal to the fair market value on the date of grant as compensation for the services performed in 2007.  These options are subject to a three year vesting period.  In addition, on the date of each DJO annual shareholder meeting, Mr. Braginsky will be granted 1,500 stock options to acquire shares of DJO common stock with terms similar to those stated above.

The following table sets forth the compensation paid to our non-employee directors for their service in 2007. Compensation information for Messrs. Davidson and Chapman is reported in the Summary Compensation table above.

Directors Compensation for 2007
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Chinh E. Chu	$—	$—	$—	$—	$—	$—	$—
Julia Kahr	—	—	—	—	—	—	—
Sidney Braginsky (1)	66,000	—	20,022	—	—	—	86,022
Bruce McEvoy	—	—	—	—	—	—	—

(1)             Amount shown for the option awards to Mr. Braginsky reflects the dollar value recognized in connection with the option awards for financial statement purposes for fiscal 2007 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  The full grant date fair value of stock options granted to Mr. Braginsky during the fiscal year ended December 31, 2007 was $22,022 as computed in accordance with FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in Note 10 to our audited consolidated financial statements contained in this annual report on Form 10-K. As of December 31, 2007, Mr. Braginsky had a total of 2,250 stock options outstanding.

Compensation Committee Interlocks and Insider Participation

During 2007, our Compensation Committee consisted of two designees of Blackstone, Chinh Chu and Julia Kahr. Effective February 21, 2008, Mr. Bruce McEvoy was appointed as member of the Compensation Committee. None of the members of the Compensation Committee is or have been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a Director of DJO or member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the DJO Board of Directors oversees our company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.  Based upon the review and discussions referred to above, the Compensation Committee recommended to the DJO Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee:

Chinh E. Chu (Chair)

Julia Kahr

Bruce McEvoy

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock.  The following table sets forth as of March 28, 2008, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	98.74%
Directors and Executive Officers (4)
Leslie H. Cross Chief Executive Officer and Director	—	532,732	1.07%
Kenneth W. Davidson (5) Chairman of the Board of Directors	—	308,475	*
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	313,681	*
William W. Burke former Executive Vice President and Chief Financial Officer	—	—	*
Peter W. Baird, President	—	21,937	*
Donald M. Roberts, Executive Vice President, General Counsel and Secretary	—	206,040	*
Luke T. Faulstick President – Global Operations	—	196,256	*
Paul D. Chapman – Director (5)	—	132,275	*
Harry L. Zimmerman (5) Former Executive Vice President and General Counsel	—	—	*
Chinh E. Chu – Director (6)	48,098,209	—	98.74%
Sidney Braginsky – Director	—	—	*
Julia Kahr – Director (7)	—	—	*
Bruce McEvoy – Director (7)	—	—	*
All Directors and executive officers as a group	49,810,655	1,712,446	98.79%

* Less than 1%

(1)   Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)   Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 28, 2008 under DJO’s stock option plans.

(3)   Shares of common stock of DJO held by Grand Slam Holdings, LLC (“BCP Holdings”) may also be deemed to be beneficially owned by the following entities and persons: (i) Blackstone Capital Partners V L.P., a Delaware limited partnership (“BCP V”), Blackstone Family Investment Partnership V L.P., a Delaware limited partnership (“BFIP”), Blackstone Family Investment Partnership V-A L.P., a Delaware limited partnership (“BFIP-A”), and Blackstone Participation Partnership V L.P., a Delaware limited partnership (together with BCP V, BFIP and BFIP-A, the “Blackstone Partnerships”), which collectively own all of the equity in BCP Holdings; (ii) Blackstone Management Associates V L.L.C., a Delaware limited liability company (“BMA”), the general partner of the Blackstone Partnerships; (iii) BMA V L.L.C., a Delaware limited liability company (“BMA V”), the sole member of BMA; and (iv) Peter G. Peterson and Stephen A. Schwarzman, the founding members and controlling persons of BMA V.  Each of Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.  The address of BCP Holdings and each of the entities and individuals listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(4)   Except with respect to Chinh Chu, Julia Kahr and Bruce McEvoy, the address for all of our directors and executive officers is c/o DJO, 1430 Decision Street, Vista, California 92081.

(5)   The number of shares beneficially owned by these Former Executive Officers shown in this table reflect the number of shares underlying their Prior Transaction Management Rollover Options which are exercisable within 60 days.

(6)   Mr. Chu, a director of DJO, is a member of BMA V and a senior managing director of The Blackstone Group, L.P.  The number of shares disclosed for Mr. Chu are also included in the above table in the number of shares disclosed for “Grand Slam Holdings, LLC.”  Mr. Chu disclaims beneficial ownership of any shares owned or controlled by BMA V, except to the extent of his pecuniary interest therein.

(7)   Ms. Kahr and Mr. McEvoy, directors of DJO, are employees of The Blackstone Group, L.P. but do not have any investment or voting control over the shares beneficially owned by BCP Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,550,627	$12.97	1,409,884

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Stockholder’s Agreement

Certain members of DJO’s management are parties to DJO’s management stockholders agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (“BCP Holdings”), Blackstone Capital Partners V L.P. (“Blackstone”), certain of its affiliates, and such members of DJO’s management and current executive officers (the “Management Stockholders Agreement”). In conjunction with the DJO Merger, certain incoming executives of DJO (the “new management stockholders”) have become parties to the Management Stockholders Agreement on the same terms and conditions as set forth therein, subject to the following exceptions, which by amendment (the “Amendment”) will apply only to the new management stockholders and any other persons becoming a party thereto after November 20, 2007.  The Management Stockholders Agreement currently provides that if a management stockholder voluntarily resigns from DJO for any reason other than “good reason” (as defined in the Management Stockholders Agreement) and a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or “cost” for the management stockholder’s callable shares.  The Amendment provides that, unless a new management stockholder was terminated by DJO for “cause” (as defined in the Amendment) or unless the new management stockholder voluntarily terminated employment and such termination would have constituted a termination for “cause” if it would have been initiated by DJO, such new management stockholder would receive fair market value for such new management stockholder’s shares callable upon the exercise of a call right.

The Management Stockholders Agreement imposes significant restrictions on transfers of shares of DJO’s common stock held by management stockholders and provides a right of first refusal to DJO (or Blackstone), if DJO fails to exercise such right) on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a ‘‘qualified public offering’’ (as such term is defined in that agreement) of DJO.  In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. If, prior to either the lapse of the transfer restrictions or a qualified public offering, a management stockholder’s employment is terminated, DJO will have the right to repurchase all shares of its common stock held by such management stockholder for a period of one year from the date of termination of employment (or the until the date that is one year following the exercise of the stock options used to acquire such common stock, if later). If DJO does not exercise this repurchase right during the applicable repurchase period, then Blackstone will generally have the right to repurchase such shares for a period of 30 days thereafter. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

On December 13, 2006, DJO, BCP Holdings, Blackstone and certain of its affiliates entered into a stockholders agreement with Sidney Braginsky, one of DJO’s directors. The terms and conditions of the stockholders agreement with Mr. Braginsky are the same, in all material respects, as the management stockholders agreement described above.

Transaction and Monitoring Fee Agreement

In connection with the DJO Merger, on November 20, 2007, DJO and Blackstone Management Partners V L.L.C. (“BMP”) amended and restated the transaction and monitoring fee agreement in existence at that time (the “Old Transaction and Monitoring Fee Agreement”) between them, with effect from and after the closing of the DJO Merger (such agreement, as amended and restated, the “New Transaction and Monitoring Fee Agreement”).

Under the New Transaction and Monitoring Fee Agreement, DJO paid BMP, at the closing of the DJO Merger, a $15.0 million transaction fee and $0.6 million for related expenses. Also pursuant to this agreement, at the closing of the DJO

Merger, DJO paid Blackstone Advisory Services, L.P., an affiliate of BMP (“BAS”), a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

Under the New Transaction and Monitoring Fee Agreement, BMP (including through its affiliates and representatives) will continue to provide certain monitoring, advisory and consulting services to DJO, on substantially the same terms and conditions as the Old Transaction and Monitoring Fee Agreement, for an annual monitoring fee which has been increased from $3.0 million to the greater of $7.0 million and 2.0% of consolidated EBITDA (as defined in the New Transaction and Monitoring Fee Agreement).

The New Transaction and Monitoring Fee Agreement also provides, on substantially the same terms and conditions as the Old Transaction and Monitoring Fee Agreement, that:

•                  at any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of its assets or an initial public offering of common stock of DJO or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election;

•                  the New Transaction and Monitoring Fee Agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJO and BMP may mutually agree; and

•                  DJO will indemnify BMP and its affiliates, and their respective partners, members, shareholders, directors, officers, employees, agents and representatives from and against all liabilities relating to the services performed under the Old Transaction and Monitoring Fee Agreement or by the New Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates and their respective representatives of the services contemplated by, each such agreement.

Policy and Procedures with Respect to Related Person Transactions

The Board of Directors has not adopted a formal written policy for the review and approval of transactions with related persons.  However, all such transactions will be reviewed by the Board on an as-needed basis.

Director Independence

As a privately held company, the DJO Board is not required to have a majority of its directors be independent.  We believe that only Mr. Braginsky would be deemed an independent director under the definition of independence used in the Rules of the New York Stock Exchange.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP and KPMG LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal year 2007 and 2006, respectively, and for other services rendered during fiscal 2007 and 2006, respectively, on behalf of DJO and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJO.  All audit and audit related services were pre-approved by the audit committee.

	2007	2006

Audit fees	$2,282,000	$2,400,000
Audit-related fees	44,000	5,000
Tax fees	—	—
All other fees	—	—

Audit Fees:  Consists of fees billed for professional services rendered for the audit of DJO’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by auditors in connection with statutory and regulatory filings, and the audit of internal control over financial reporting. In 2007, audit fees included audit services provided in connection with the offering memorandum related to the issuance of 10.875% Notes issued in connection with the DJO Merger.  Also, during 2007, we incurred audit fees related to the registration of the 11.75% Notes issued in connection with the Prior Transaction.  In 2006, audit fees included audit services provided in connection with the registration statement associated with the common stock issued in connection with the acquisition of Compex, and the offering memorandum related to the 11.75% Notes issued in connection with the Prior Transaction.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJO’s consolidated financial statements and are not reported under “Audit Fees”.  During 2007 and 2006, all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

Tax Fees:  Consists of tax compliance and consultation services. There were no tax fees in 2007 and 2006.

All Other Fees:  Consists of fees for all other services other than those reported above.  There were no other fees in 2007 and 2006.

Audit Committee Pre-Approval Policy

All services to be performed for us by our independent auditors must be pre-approved by the audit committee, or a designated member of the audit committee, to assure that the provision of such services does not impair the auditor’s independence.

The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee.  The audit committee will approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other matters.  All other audit services not otherwise included in the annual audit services engagement must be specifically pre-approved by the audit committee.

Audit-related services are services that are reasonably related to the performance of the audit or review of our financial statements or traditionally performed by the independent auditors.  Examples of audit-related services include employee benefit and compensation plan audits, due diligence related to mergers and acquisitions, attestations by the auditors that are not required by statute or regulation, consulting on financial accounting/reporting standards and internal controls, and consultations related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  All audit-related services must be specifically pre-approved by the audit committee.

The audit committee may grant pre-approval of other services that are permissible under applicable laws and regulations and that would not impair the independence of the auditors.  All of such permissible services must be specifically pre-approved by the audit committee.

Requests or applications for the independent auditors to provide services that require specific approval by the audit committee are considered after consultation with management and the auditors.  Questions about whether the scope of a proposed service requires specific pre-approval, or is permitted by applicable laws and regulations, are to be referred to our legal department.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report on Form 10-K:

1.  The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP and KPMG LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•                  Reports of Independent Registered Public Accounting Firms.

•                  Consolidated Balance Sheets as of December 31, 2007 and 2006.

•                  Consolidated Statements of Operations for the Successor year ended December 31, 2007 and for the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005.

•                  Consolidated Statements of Changes in Membership Equity and Comprehensive Loss for the Successor year ended December 31, 2007 and for the period November 4, 2006 through December 31, 2006.

•                  Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Predecessor period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005.

•                  Consolidated Statements of Cash Flows for the Successor year ended December 31, 2007 and for the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006 and for the year ended December 31, 2005.

•                  Notes to Audited Consolidated Financial Statements.

2.         Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.               Exhibits:

2.1

Agreement and Plan of Merger, dated as of July 15, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC) (“DJOFL”), Reaction Acquisition Merger Sub, Inc., and DJO Opco Holdings Inc. (f/k/a DJO Incorporated) (“DJO Opco”) (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

3.1+	Certificate of Formation of DJOFL and amendments thereto.

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

4.1

Indenture, dated as of November 3, 2006, among DJOFL, DJO Finance Corporation (f/k/a Encore Medical Finance Corp. and ReAble Therapeutics Finance Corporation) (“DJO Finco”), the Guarantors named therein and The Bank of New York as Trustee, governing the 11 3/4 Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

4.2

Registration Rights Agreement, dated as of November 3, 2006, by and among DJOFL, DJO Finco, the Guarantors named therein, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

4.3

Credit Agreement, dated as of November 3, 2006, among DJOFL, as Borrower, DJO Holdings LLC (f/k/a Encore Medical Holdings LLC ReAble Therapeutics Holdings LLC) (“DJO Holdings”) and Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 4.3 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

4.4	Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K filed on July 5, 2007).

4.5	Incremental Amendment No. 1 to Credit Agreement (incorporated by reference herein to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K filed on July 5, 2007).

4.6

Security Agreement, dated as of November 3, 2006, among DJOFL, as Borrower, DJO Holdings, certain subsidiaries of DJO Holdings identified therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 4.4 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

4.7

Guaranty, dated as of November 3, 2006 among DJO Holdings and certain subsidiaries of DJO Holdings identified therein and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 4.6 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

4.8

Indenture, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.9

Registration Rights Agreement, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party thereto and Credit Suisse Securities (USA) LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.10

Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.11

Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.12

Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.1*	1996 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to DJO’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004)

10.2*	Form of Stock Option Agreement - 1996 Incentive Stock Plan Agreement (incorporated by reference to Exhibit 10.3 to DJO’s Quarterly Report for the quarterly period ended October 2, 2004)

10.3*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.4*

Form of Nonstatutory Stock Option Agreement for 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.5*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.6*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan

10.7*+	Form of DJO Incorporated Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan

10.8*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version)

10.9*+	Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan

10.10*+	Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan

10.11*

Employment Agreement between DJO and Kenneth W. Davidson, dated October 1, 2003 (incorporated by reference to Exhibit 10.1 to DJO’s Current Report on Form 8-K, filed on December 17, 2003 (Commission File No. 000-26538))

10.12*

Amendment to Employment Agreement between DJO and Kenneth W. Davidson, dated September 25, 2006 (incorporated by reference to Exhibit 99.1 to DJO’s Current Report on Form 8-K, filed on September 26, 2006 (Commission File No. 000-26538))

10.13*

Amendment to Employment Agreement between DJO and Kenneth W. Davidson, dated November 3, 2006 (incorporated by reference to Exhibit 10.5 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.14*

Employment Agreement between DJO and Paul D. Chapman, dated February 8, 2002 (incorporated by reference to Exhibit 10.23 to DJO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-26538))

10.15*

Amendment to Employment Agreement between DJO and Paul D. Chapman, dated November 15, 2003 (incorporated by reference to Exhibit 10.11.1 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-26538))

10.16*

Amendment to Employment Agreement between DJO and Paul D. Chapman, dated November 3, 2006 (incorporated by reference to Exhibit 10.8 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.17*

Employment Agreement between DJO and William W. Burke, dated August 30, 2004 (incorporated by reference to Exhibit 10.1 to DJO's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004 (Commission File No. 000-26538))

10.18*

Amendment to Employment Agreement between DJO and William W. Burke, dated November 3, 2006 (incorporated by reference to Exhibit 10.11 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.19*

Employment Agreement between DJO and Harry L. Zimmerman, dated June 12, 2001 (incorporated by reference to Exhibit 10.7 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26538))

10.20*

Amendment to Employment Agreement between DJO and Harry L. Zimmerman, dated November 15, 2003 (incorporated by reference to Exhibit 10.13.1 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-26538))

10.21*

Amendment to Employment Agreement between DJO and Harry L. Zimmerman, dated November 3, 2006 (incorporated by reference to Exhibit 10.14 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.22*

Employment Agreement between DJO and Jack F. Cahill, dated June 12, 2001 (incorporated by reference to Exhibit 10.3 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26538))

10.23*

Amendment to Employment Agreement between DJO and Jack F. Cahill, dated November 15, 2003 (incorporated by reference to Exhibit 10.14.1 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-26538))

10.24*

Amendment to Employment Agreement between DJO and Jack F. Cahill, dated November 3, 2006 (incorporated by reference to Exhibit 10.17 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.25*

Employment Agreement between DJO and Scott A. Klosterman, dated June 2, 2003 (incorporated by reference to Exhibit 10.24 to DJO's Registration Statement on Form S-1, filed on July 3, 2003 (Commission File No. 333-106821))

10.26*

Amendment to Employment Agreement between DJO and Scott A. Klosterman, dated November 15, 2003 (incorporated by reference to Exhibit 10.15.1 to DJO's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-26538))

10.27*

Amendment to Employment Agreement between DJO and Scott A. Klosterman, dated November 3, 2006 (incorporated by reference to Exhibit 10.20 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.28*	Employment Agreement between DJO and Peter W. Baird, executed effective October 1, 2006 (incorporated by reference to Exhibit 10.1 to DJO’s Current Report on Form 8-K, filed on October 4, 2006)

10.29*

Restricted Stock Award Agreement, granted pursuant to the 2007 Incentive Stock Plan, dated November 20, 2007, by and between DJO and Peter Baird (incorporated by reference to Exhibit 10.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.30*

Term Sheet for Paul D. Chapman, dated November 20, 2007, by and between DJO and Paul D. Chapman (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.31*

Term Sheet for Kenneth W. Davidson, dated November 20, 2007, by and between DJO and Kenneth W. Davidson (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.32*	Annual Bonus Plan, dated as of November 3, 2006 (incorporated by reference to Exhibit 10.23 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.33*+	Outline of 2008 Annual Bonus Plan

10.34*

Forms of Retention Bonus Agreement, dated November 20, 2007, by and between certain executives and DJO (incorporated by reference to Exhibit 10.6 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.35*

Forms of Change in Control and Severance Agreements, dated September 19, 2007, between DJO Opco and executive officers and certain members of management (incorporated by reference to Exhibits 10.1 and 10.2 to DJO Opco’s Current Report on Form 8-K, filed on September 25, 2007)

10.36

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.37

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.38

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188))

10.39

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.40

Debt Commitment Letter from Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC, dated as of July 15, 2007 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

10.41	Equity Commitment Letter from Blackstone Capital Partners V L.P., dated as of July 15, 2007 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

12.1+	Computation of Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of DJO Finance LLC

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 – Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

* constitutes management contract or compensatory arrangement

+ filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Predecessor:
Balance as of December 31, 2004	$2,591	$144	$8,726
Provision	5,900	208	49,752
Write-offs, net of recoveries	(4,827)	—	(48,158)
Balance as of December 31, 2005	3,664	352	10,320
Provision	21,832	(69)	72,872
Write-offs, net of recoveries	(6,610)	—	(56,882)
Balance as of November 3, 2006	$18,886	$283	$26,310
Successor:
Provision	329	184	11,313
Write-offs, net of recoveries	—	—	—
Balance as of December 31, 2006	329	184	11,313
Provision	21,971	550	99,803
Acquired through business acquisitions	14,229	480	39,186
Write-offs, net of recoveries	(6,654)	(135)	(99,138)
Balance as of December 31, 2007	$29,875	$1,079	$51,164

(1) Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	DJO FINANCE LLC

	By:	/s/ Leslie H. Cross
Leslie H. Cross
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	Chief Executive Officer and Director	March 28, 2008
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Executive Vice President, Chief Financial Officer and	March 28, 2008
Vickie L. Capps	Treasurer (Principal Financial and Accounting Officer)

/s/ Kenneth W. Davidson	Chairman of the Board of Directors	March 28, 2008
Kenneth W. Davidson

/s/ Chinh E. Chu	Director	March 28, 2008
Chinh E. Chu

/s/ Julia Kahr	Director	March 28, 2008
Julia Kahr

/s/ Sidney Braginsky	Director	March 28, 2008
Sidney Braginsky

/s/ Paul D. Chapman	Director	March 28, 2008
Paul D. Chapman

/s/ Bruce McEvoy	Director	March 28, 2008
Bruce McEvoy