Form 10-Q
period 2008-03-29
DJO Finance LLC
filed 2008-05-12
CIK 1395317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 333-142188

DJO Finance LLC
(Exact name of Registrant as specified in its charter)

Delaware	20-5653965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1430 Decision Street Vista, California	92081
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (800) 336-5690

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 12, 2008, 100% of the issuer's membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC
FORM 10-Q
TABLE OF CONTENTS
Index to Condensed Consolidated Financial Statements

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 29, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$67,694	$63,471
Accounts receivable, net	168,187	154,767
Inventories, net	105,475	110,904
Deferred tax assets, net	29,703	28,999
Prepaid expenses and other current assets	20,712	17,319

Total current assets	391,771	375,460
Property and equipment, net	80,695	81,645
Goodwill	1,206,170	1,201,282
Intangible assets, net	1,344,517	1,360,361
Other non-current assets	64,268	67,524

Total assets	$3,087,421	$3,086,272

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Accounts payable	$38,750	$43,576
Accrued interest	52,415	10,131
Long-term debt and capital leases, current portion	14,410	14,209
Other current liabilities	80,496	93,636

Total current liabilities	186,071	161,552
Long-term debt and capital leases, net of current portion	1,818,989	1,818,598
Deferred tax liabilities, net	378,016	386,659
Other non-current liabilities	23,189	13,260

Total liabilities	2,406,265	2,380,069

Minority interests	1,510	1,215
Commitments and contingencies
Membership equity:
Additional paid-in capital	823,465	822,854
Accumulated deficit	(148,218)	(124,056)
Accumulated other comprehensive income	4,399	6,190

Total membership equity	679,646	704,988

Total liabilities, minority interests, and membership equity	$3,087,421	$3,086,272

See accompanying notes to condensed consolidated financial statements.

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$239,728	$106,707
Cost of sales	95,084	45,282

Gross profit	144,644	61,425
Operating expenses:
Selling, general and administrative	110,612	50,973
Research and development	6,676	3,635
Amortization of acquired intangibles	19,116	6,507

Operating income	8,240	310
Other income (expense):
Interest income	587	217
Interest expense	(45,187)	(14,021)
Other income, net	1,343	143

Loss before income taxes and minority interests	(35,017)	(13,351)
Benefit for income taxes	(11,055)	(2,341)
Minority interests	200	77

Net loss	$(24,162)	$(11,087)

See accompanying notes to condensed consolidated financial statements.

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES:
Net loss	$(24,162)	$(11,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,661	3,080
Amortization of intangibles	19,116	6,507
Amortization of debt issuance costs	3,506	960
Stock-based compensation	611	384
Asset impairments and loss on disposal of assets	165	113
Deferred income taxes	(12,208)	(3,548)
Provision for doubtful accounts and sales returns	4,440	2,322
Inventory reserves	1,518	268
Minority interests	200	77
Excess tax benefit associated with stock option exercises	—	(17)
Net effect of discontinued operations, net of gain on disposal	—	376
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(16,172)	(12,341)
Inventories	4,623	3,557
Prepaid expenses, other assets and liabilities	(3,459)	(5,369)
Accrued interest	42,284	5,611
Accounts payable and other current liabilities	(18,690)	7,066

Net cash provided by (used in) operating activities	7,433	(2,041)
INVESTING ACTIVITIES:
Acquisition of intangible assets	(675)	—
Acquisition of businesses, net of cash acquired	—	(4,200)
Purchases of property and equipment	(4,272)	(4,432)
Proceeds from sale of assets	2	3,573
Other, net	454	—

Net cash used in investing activities	(4,491)	(5,059)
FINANCING ACTIVITIES:
Payments on long-term obligations	(108)	(988)
Excess tax benefit associated with stock option exercises	—	17
Dividend paid to minority interests	—	(226)

Net cash used in financing activities	(108)	(1,197)
Effect of exchange rate changes on cash and cash equivalents	1,389	99

Net increase (decrease) in cash and cash equivalents	4,223	(8,198)
Cash and cash equivalents at beginning of period	63,471	31,679

Cash and cash equivalents at end of period	$67,694	$23,481

Supplemental disclosures of cash flow information:
Cash paid for interest	$52	$7,327
Cash paid for income taxes	$1,156	$1,236

See accompanying notes to condensed consolidated financial statements.

DJO Finance LLC and Subsidiaries

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

        On November 20, 2007, a subsidiary of ReAble Therapeutics, Inc. ("ReAble") was merged into DJO Opco Holdings, Inc. ("DJO Opco"), with DJO Opco continuing as the surviving corporation (the "DJO Merger"). As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC, the entity filing this Quarterly Report on Form 10-Q, which was itself a subsidiary of ReAble. Following the DJO Merger, ReAble was renamed DJO Incorporated ("DJO"), ReAble Therapeutics Finance LLC was renamed DJO Finance LLC ("DJOFL") and ReAble Finance Corporation, the co-issuer of both the 10.875% senior notes and 11.75% senior subordinated notes (see Note 7), was renamed DJO Finance Corporation ("Finco").

        Except as otherwise indicated, references to "us", "we", "our", "DJO", or "our Company", refers to DJO and its consolidated subsidiaries.

        DJOFL directly or indirectly through its subsidiaries, owns all of the operating assets of DJO. Minority interests reflect the 50% separate ownership of Medireha GmbH, which we have consolidated due to our controlling interest in it. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

        Financial Instruments.    We utilize derivative instruments to manage our exposure to market risks such as changes in interest rates and foreign currency exchange rates. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", we record derivative instruments as assets or liabilities in the condensed consolidated balance sheets, measured at fair value.

        Foreign Currency Translation.    The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated membership equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the condensed consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction.

        Comprehensive loss consists of the following components (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net loss, as reported	$(24,162)	$(11,087)
Foreign currency translation adjustments	4,201	(64)
Change in fair value of interest rate swap, net of tax	(5,992)	(1,058)

Comprehensive loss	$(25,953)	$(12,209)

        Reclassifications.    The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications, including the reclassification of certain shipping costs from selling, general and administrative expenses to cost of sales. These reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

        Recent Accounting Pronouncements.    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to disclose derivative-features that are credit risk-related. The statement is effective for fiscal years beginning after November 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" which requires entities to report non-controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The statement is effective for fiscal years beginning after December 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

        In December 2007, the FASB issued SFAS No. 141 (Revised), "Business Combinations" which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The statement is effective for fiscal years beginning after December 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115" which permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on our results of operations or financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 29, 2008, our interest rate swaps (see Note 14) were carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

2. ACQUISITIONS

        As part of our growth strategy, we have completed three material business acquisitions since the beginning of 2007. We believe that the acquisition of these businesses has allowed us to serve our patients and their professional caregivers more effectively. In addition, through the acquisition of these businesses, we have achieved and expect to continue to achieve certain synergies that should reduce our combined manufacturing costs and selling and distribution costs, and enhance our product offerings and research and development efforts.

        We account for acquisitions in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141"). The results of operations attributable to each acquisition are included in the condensed consolidated financial statements from the date of acquisition.

Acquisition of DJO Opco Holdings, Inc.

        On July 15, 2007, we entered into an Agreement and Plan of Merger (the "DJO Merger Agreement") with DJO Opco, formerly known as DJO Incorporated, providing for the DJO Merger pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, an affiliate of Blackstone Capital Partners V, L.P. ("Blackstone"), borrowings under our senior secured credit facility (the "Senior Secured Credit Facility"), and proceeds from the newly issued 10.875% senior notes due 2014 (the "10.875% Notes") (see Note 7 for further information).

        We are currently integrating the operations of ReAble with those of DJO Opco. See Note 11 for further details.

Acquisition of IOMED, Inc.

        On August 9, 2007, a subsidiary of DJOFL acquired IOMED, Inc. ("IOMED"), which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The IOMED acquisition was primarily financed with borrowings under our then existing revolving credit facility.

Acquisition of The Saunders Group, Inc.

        On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. ("Saunders") for total cash consideration of $40.9 million, including $0.9 million of acquisition costs (the "Saunders Acquisition"). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our then existing senior credit facilities.

        The fair values of the assets acquired and the liabilities assumed in connection with the acquisition of the businesses discussed above were estimated in accordance with SFAS 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The purchase price for the acquisitions remained preliminary as of March 29, 2008, and may be subject to adjustments as we finalize our estimates of certain items, including severance amounts for employees terminated, certain acquired inventories and accounts receivable and accruals for certain contingent liabilities that existed on the acquisition dates.

        The purchase prices for our recent acquisitions were allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through March 29, 2008 (see Note 5):

(in thousands):	DJO Opco	IOMED	Saunders	Wtd. Avg. Useful Lives
Current assets	$172,177	$8,971	$6,783
Tangible non-current assets	67,519	853	273
Liabilities assumed (see Note 11)	(684,387)	(6,100)	(628)
Acquired in-process research and development	3,000	—	—
Identifiable intangible assets:
Technology-based	354,000	6,616	10,171	3 - 20 years
Customer-based	328,000	2,512	6,369	10 - 16 years
Trademarks and tradenames	356,000	1,777	4,423	Indefinite
Goodwill	678,424	8,676	13,537	N/A

Purchase price	$1,274,733	$23,305	$40,928

        Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

        The purchase price allocation for the DJO Opco acquisition included values assigned to certain specific identifiable intangible assets aggregating $1,038.0 million. An aggregate value of $354.0 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $328.0 million was assigned to certain DJO Opco customer relationships for group purchase organization (GPO) customers and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPOs and other customers. A value of $356.0 million was assigned to tradenames and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the tradenames and trademarks acquired. A value of $678.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

        We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues. We also believe there are significant cost reduction synergies that may be realized as we integrate the acquired business. These are among the factors that contributed to a purchase price for the DJO Opco acquisition that resulted in the recognition of goodwill.

3. ACCOUNTS RECEIVABLE RESERVES

        A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Balance, beginning of period	$30,954	$513
Provision for doubtful accounts and sales returns	4,440	2,322
Write-offs, net of recoveries	(5,863)	(15)

Balance, end of period	$29,531	$2,820

4. INVENTORIES

        Inventories consist of the following (in thousands):

	March 29, 2008	December 31, 2007
Components and raw materials	$33,800	$35,534
Work in process	6,308	6,626
Finished goods	51,966	54,411
Inventory held on consignment	22,501	22,159

	114,575	118,730
Less—inventory reserves	(9,100)	(7,826)

	$105,475	$110,904

        In connection with the DJO Merger, the carrying value of the acquired DJO Opco inventory was increased by approximately $9.4 million to its estimated fair value as of the acquisition date. This amount was amortized through cost of sales over a three month period based upon the estimated turn of the acquired inventory, of which the final $4.7 million was recorded in the three months ended March 29, 2008.

        A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Balance, beginning of period	$7,826	$918
Provision charged to cost of sales	1,518	268
Recoveries (write-offs) charged to reserve	(244)	163

Balance, end of period	$9,100	$1,349

        The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. GOODWILL AND INTANGIBLE ASSETS

        A summary of adjustments to our goodwill balance for the three months ended March 29, 2008 is as follows (in thousands):

Balance, beginning of period	$1,201,282
Adjustment related to DJO Opco acquisition	(680)
Foreign currency translation adjustments	5,568

Balance, end of period	$1,206,170

        During the quarter ended March 29, 2008, goodwill related to the DJO Opco acquisition was adjusted to reflect changes in our preliminary estimates of the acquired property and equipment and assumed liabilities (see Note 11).

        Identifiable intangible assets consisted of the following as of March 29, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,138	$(27,974)	$430,164
Customer-based	477,942	(28,673)	449,269

	$936,080	$(56,647)	$879,433

Indefinite-lived intangible assets:
Trademarks			$457,686
Accumulated foreign currency translation adjustments			7,398

Total identifiable intangible assets			$1,344,517

        Identifiable intangible assets consisted of the following as of December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$457,463	$(18,484)	$438,979
Customer-based	477,942	(19,047)	458,895

	$935,405	$(37,531)	$897,874

Indefinite-lived intangible assets:
Trademarks			$457,686
Accumulated foreign currency translation adjustments			4,801

Total identifiable intangible assets			$1,360,361

        Our amortizable intangible assets are being amortized over useful lives ranging from 1 to 20 years.

        Future estimated amortization expense related to acquired intangible assets is as follows (in thousands):

Remaining 2008	$57,108
2009	75,838
2010	74,899
2011	73,588
2012	72,459
Thereafter	525,541

$879,433

        Our goodwill and intangible assets are allocated by segment as follows (in thousands):

March 29, 2008:	Goodwill	Intangibles, net
Domestic Rehabilitation Segment	$960,702	$1,089,176
International Rehabilitation Segment	198,062	226,167
Surgical Implant Segment	47,406	29,174

Total	$1,206,170	$1,344,517

December 31, 2007:	Goodwill	Intangibles, net
Domestic Rehabilitation Segment	$961,382	$1,104,093
International Rehabilitation Segment	192,494	226,842
Surgical Implant Segment	47,406	29,426

Total	$1,201,282	$1,360,361

6. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	March 29, 2008	December 31, 2007
Wages and related expenses	$21,444	$31,232
Commissions and royalties	12,853	13,114
Taxes	6,483	6,119
Restructuring costs (see Note 11)	4,130	9,563
Professional fees	5,874	6,693
Other accrued liabilities	29,712	26,915

	$80,496	$93,636

7. LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt (including capital lease obligations) consists of the following (in thousands):

	March 29, 2008	December 31, 2007
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($12.1 million and $12.5 million at March 29, 2008 and December 31, 2007, respectively)	$1,052,887	$1,052,514
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European Banks	4,527	4,239
Capital lease obligations and other	985	1,054

	1,833,399	1,832,807
Less current portion	(14,410)	(14,209)

Long-term debt and capital leases, net of current portion	$1,818,989	$1,818,598

Senior Secured Credit Facility

        On November 20, 2007, in connection with the DJO Merger, DJOFL and DJO Holdings LLC ("Holdings") entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. As of March 29, 2008, no amounts were drawn related to our revolving credit facility; however, $0.9 million was used to secure outstanding letters of credit.

        Interest Rate and Fees.    Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

        On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 14). As of March 29, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 7.83%.

        In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios. We must also pay customary letter of credit fees.

        Principal payments.    We are required to pay annual payments in equal quarterly installments on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount during the first six years and three months following the closing of the Senior Secured Credit Facility, with any remaining amount payable at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

        Prepayments.    The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount to be agreed from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

        Guarantee and Security.    All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by Holdings and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the "Guarantors").

        All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations, are secured by pledges of 100% of the capital stock of DJOFL, 100% of the capital stock of each wholly owned domestic subsidiary and 65% of the capital stock of each wholly owned foreign subsidiary that is, in each case, directly owned by DJOFL or one of the Guarantors; and a security interest in, and mortgages on, substantially all tangible and intangible assets of Holdings, DJOFL and each Guarantor.

        Certain Covenants and Events of Default.    The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries' ability to:

  •
  incur additional indebtedness;

  •
  create liens on assets;

  •
  change fiscal years;

  •
  enter into sale and leaseback transactions;

  •
  engage in mergers or consolidations;

  •
  sell assets;

  •
  pay dividends and other restricted payments;

  •
  make investments, loans or advances;

  •
  repay subordinated indebtedness;

  •
  make certain acquisitions;

  •
  engage in certain transactions with affiliates;

  •
  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions;

  •
  amend material agreements governing our subordinated indebtedness; and

  •
  change our lines of business.

        In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio, as defined, starting at 5.1:1 as of the twelve months ended June 28, 2008 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Although we are not required to maintain this ratio until the period ending June 28, 2008, our maximum senior secured leverage ratio was within the initial covenant level as of March 29, 2008.

10.875% Senior Notes Payable

        On November 20, 2007, DJOFL and Finco (collectively, the "Issuers") issued $575.0 million aggregate principal amount of 10.875% Notes under an indenture dated as of November 20, 2007 (the "10.875% Indenture") among the Issuers, the guarantors party thereto and The Bank of New York, as trustee. In April 2008, we filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "Commission") relating to an exchange offer to exchange these privately issued 10.875% Notes for registered 10.875% Notes. The registration statement is being reviewed by the Commission and must be declared effective prior to commencing the exchange offer.

        The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $550.6 million as of March 29, 2008 and was determined using trading prices for the notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

        Optional Redemption.    Under the 10.875% Indenture, prior to November 15, 2011, DJOFL has the option to redeem some or all of the 10.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2011, DJOFL may redeem some or all of the 10.875%

Notes at a redemption price of 105.438% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.719% and 100.000% of the then outstanding principal balance at November 2012 and November 2013, respectively. Additionally, from time to time, before November 15, 2010, DJOFL may redeem up to 35% of the 10.875% Notes at a redemption price equal to 110.875% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

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

        Covenants.    The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of March 29, 2008, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

        In November 2006, the Issuers issued and sold $200.0 million aggregate principal amount of the 11.75% senior subordinated notes due 2014 (the "11.75% Notes"). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014. We filed a registration statement on Form S-4 with the Commission relating to an exchange offer to exchange these privately issued 11.75% Notes for registered 11.75% Notes. The registration statement was declared effective on May 2, 2007. The exchange offer was completed on June 5, 2007.

        The market value of the 11.75% Notes was approximately $175.0 million as of March 29, 2008 and was determined using trading prices for the notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

        The 11.75% Notes contain similar provisions as the 10.875% Notes with respect to change of control and covenant requirements. Under the Indenture governing the 11.75% Notes (the "11.75% Indenture"), prior to November 15, 2010, DJOFL has the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, DJOFL may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest on the notes. The redemption price decreases to 102.938% and 100.000% of the then outstanding principal balance at November 2011 and November 2012, respectively. Additionally, from time to time, before November 15, 2009, DJOFL may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

        Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior

Secured Credit Facility, the 11.75% Indenture and the 10.875% Indenture (collectively, the "Indentures"), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Cefar Indebtedness

        In connection with the acquisition in November 2006 of Cefar, a leading European provider of electrotherapy and rehabilitation devices, we assumed debt outstanding under revolving credit facilities and term loans to various European banks. At March 29, 2008, the balances outstanding were $2.6 million for the revolving credit facilities and $1.9 million for the term loans.

Debt Issue Costs

        We incurred $30.7 million, $24.0 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at March 29, 2008 and December 31, 2007. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Incentive Stock Plan

        In connection with the acquisition of ReAble by Blackstone on November 3, 2006 (the "Prior Transaction"), we adopted the 2006 Stock Incentive Plan (the "2006 Plan"). In connection with the DJO Merger, we terminated the 2006 Plan and adopted the DJO Incorporated 2007 Incentive Stock Plan (the "2007 Plan"), which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants. Outstanding options to purchase ReAble common stock originally issued under the 2006 Plan are now governed by the terms of the 2007 Plan. The total number of shares of common stock of DJO that may be issued under the 2007 Plan is 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan, and will expire no more than ten years from the date of grant. In addition, DJO adopted a form of non-statutory stock option agreement (the "DJO Form Option Agreement") for awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees' continued employment with us ("Time-Based Tranche"). Another one-third of stock options will vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow over time ("Performance-Based Tranche"), as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving enhanced pre-determined performance targets based on EBITDA and free cash flow ("Enhanced Performance-Based Tranche"). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees' separation from service with us.

        On February 21, 2008, we granted 4,234,427 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees. In addition, in an effort to align our objectives following the DJO Merger with vesting requirements for previously issued stock options under the 2006 Plan, we cancelled all stock options originally granted under the 2006 Plan, except for 63,806 vested Time-Based Tranche options held by 72 employees, and concurrently issued the same or a greater number of options to each 2006 Plan participant under the 2007 Plan (the "Replacement Options"). These Replacement Options were valued in accordance with the modification provisions pursuant to SFAS No. 123(R), "Share-Based Payment", whereby the fair value of the options immediately prior to the date of modification is compared to the fair value of the options at the date of modification, with the incremental fair value, if any, being recognized as future compensation expense. However, under no circumstances can compensation expense be reduced to an amount lower than the original fair value at the date of grant. Replacement Options have an exercise price of $16.46 per share, vest ratably over a predefined period as further described below, and have a contractual term of ten years from the date of modification. The assumptions utilized to determine fair value for Replacement Options were the same as those used to compute the fair value of new options granted during the current quarter. We did not recognize any additional compensation expense during the three months ended March 29, 2008 as a result of the modification.

        Options under the 2007 Plan become exercisable with respect to 25% of the Time-Based Tranche on December 31, 2008, 20% of the Time-Based Tranche on December 31, 2009, 18.33% of the Time-Based Tranche on each December 31, 2010 and 2011, and 18.34% on December 31, 2012 if such optionee remains employed with us or any of our subsidiaries or affiliates as of each such date. As previously discussed, each of the Performance-Based and Enhanced Performance-Based Tranches contain Adjusted EBITDA and free cash flow targets, with the Enhanced Performance-Based Tranche requiring greater performance than the Performance-Based Tranche. The optionee may earn the right to exercise the option to purchase up to 25% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2008 if the applicable performance targets are achieved, up to 20% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2009 if the applicable performance targets are achieved, up to 18.33% of the Performance-Based or both the Performance- Based and Enhanced Performance-Based Tranches on each December 31, 2010 and 2011, and up to 18.34% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2012, if the applicable performance targets are achieved as of such dates, and provided that the optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.

        Both new options granted and Replacement Options contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the option shares of the Performance-Based Tranche and the Enhanced Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control.

        We recorded non-cash compensation expense of approximately $0.6 million and $0.4 million in the three months ended March 29, 2008 and March 31, 2007, respectively, associated with stock options issued under the 2007 Incentive Stock Plan and the 2006 Stock Incentive Plan, respectively. We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options originally issued under the 2006 Plan which were modified during the first quarter of 2008 and reallocated to the Time-Based, Performance-Based and Enhanced Performance-Based Tranches. The expense related to the modified stock options is recognized ratably over the expected term of the stock options using the original grant date fair value regardless of the probability of achieving the performance conditions. We are required to reassess at each reporting period whether achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. For the three months ended March 29, 2008, we recorded expense related to the Performance-Based Tranche as management deems probable that the related performance targets will be achieved for the current fiscal year. To date, no amount has been recorded related to the Enhanced

Performance-Based Tranche, as achievement of the performance criteria for that tranche is not deemed probable at this time.

Summary of Assumptions and Activity

        The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value for both new options issued under the 2007 Plan and Replacement Options, expected volatility was based completely on implied volatility of comparable publicly-traded companies. Expected life assumptions were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods, modified to consider our current status as a privately-owned company. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used to calculate fair value of market condition stock options is based on the contractual life of the option, whereas the risk-free rate used in calculating fair value of service and performance-based stock options is based on the expected term of the option. In all cases, the risk-free rate is based on the U.S. Treasury yield bond curve in effect at the time of grant.

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The key assumptions used in determining fair value of share based payment awards for the three month periods ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Expected dividends	0.0%	0.0%
Expected volatility	27.4% - 60.0%	56.0% - 60.0%
Risk-free rate	2.8% - 4.7%	4.7%
Expected term (in years)	4.9 - 7.1 years	5.2 - 7.1 years

        A summary of option activity under the 2007 Plan for the three months ended March 29, 2008 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,550,627	$12.97
Granted, including Replacement Options	4,234,427	16.46
Exercised	—	—
Forfeited, including options cancelled	(1,062,244)	16.46

Outstanding at March 29, 2008	6,722,810	$14.62	9.08	$12,458,820

Exercisable at March 29, 2008	2,480,425	$11.46	7.69	$12,458,820

        For the three months ended March 29, 2008 and March 31, 2007, the weighted-average grant-date fair value of stock options granted was $5.34 and $9.37, respectively.

        There were no stock options exercised during the three months ended March 29, 2008 or March 31, 2007.

        Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was $20.7 million as of March 29, 2008. We anticipate this expense to be recognized over a weighted-average period of approximately 4.8 years. However, compensation expense associated with performance-based options under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of certain performance targets are deemed probable.

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

        As of March 29, 2008, a total of 39,489 shares of restricted stock were outstanding, of which a total of 34,427 shares were not vested. No restricted stock awards were granted, vested, or forfeited during the three months ended March 29, 2008. Related compensation expense is recognized on a straight-line basis over the respective vesting period. As of March 29, 2008, there was approximately $0.4 million of total unrecognized compensation expense related to unvested restricted stock. This expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

9. SEGMENT AND GEOGRAPHIC INFORMATION

        Prior to the fourth quarter of 2007, we operated and accounted for our results as two reportable segments: the Orthopedic Rehabilitation Segment and the Surgical Implant Segment. In the fourth quarter of 2007, in connection with the DJO Merger, which resulted in significant changes in our executive team, including a new Chief Executive Officer, who has been identified as the Chief Operating Decision Maker pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", we effected an operational reorganization, which resulted in the creation of the three operating segments further described below.

        Following the DJO Merger, we provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad. Our reportable segments are managed separately because each segment requires different sales and marketing strategies and in some cases offers different products. We currently develop, manufacture and distribute our products through three operating segments.

        The Domestic Rehabilitation and International Rehabilitation Segments offer non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables and traction equipment; and orthotics devices used to treat joint and spine conditions. We sell our Domestic Rehabilitation Segment products through a variety of distribution channels. We sell our home therapy products to wholesale customers and directly to patients. We recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient's insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

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

        We sell our International Rehabilitation products to customers outside the United States through wholly owned subsidiaries or independent distributors. We record revenue from sales to distributors at the time product is shipped to the distributor. Our international distributors take title to the products, assume credit and product obsolescence risks, must pay within specified periods regardless of when they sell the products and have no price protection. We record revenue from sales made by our wholly owned subsidiaries at the time product is shipped to the customer.

        The Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market. We currently market and sell our Surgical Implant Segment products to hospitals and orthopedic surgeons through independent commissioned sales representatives in the United States and through independent distributors outside the United States. We record revenues from sales made by sales representatives, who are paid commissions at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We record revenues from sales to customers outside the United States at the time the product is shipped to the distributor. We include amounts billed to customers for freight in revenue. Our international distributors, who sell the products to their customers, take title to the products, have no rights of return and assume the risk for credit and obsolescence. Distributors are obligated to pay us within specified terms, regardless of when they sell the products. In addition, there is no price protection available to distributors.

        Information regarding our reportable business segments is presented below (in thousands). This information excludes the impact of certain expenses not allocated to segments, primarily general corporate expenses. Information for the three months ended March 31, 2007 has been restated to reflect our current reportable segments.

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales:
Domestic Rehabilitation Segment	$164,140	$67,894
International Rehabilitation Segment	56,425	22,012
Surgical Implant Segment	19,163	16,801

Consolidated net sales	$239,728	$106,707

Gross profit:
Domestic Rehabilitation Segment	$96,681	$39,401
International Rehabilitation Segment	33,193	10,413
Surgical Implant Segment	14,770	11,611

Consolidated gross profit	$144,644	$61,425

Operating income:
Domestic Rehabilitation Segment	$11,566	$5,593
International Rehabilitation Segment	6,476	(801)
Surgical Implant Segment	2,363	643

Income from operations of reportable segments	20,405	5,435
Expenses not allocated to segments	(12,165)	(5,125)

Consolidated operating income	$8,240	$310

        The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures. We do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

        Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales:
United States	$173,773	$77,813
Germany	20,240	9,795
Other Europe, Middle East, & Africa	35,452	15,242
Asia Pacific	3,100	1,514
Other	7,163	2,343

	$239,728	$106,707

        Following are our long-lived assets by geographic area (in thousands):

	March 29, 2008	December 31, 2007
United States	$2,561,308	$2,592,799
International	134,342	118,013

	$2,695,650	$2,710,812

10. INCOME TAXES

        Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of foreign taxes and deferred taxes on the assumed repatriation of foreign earnings.

        For the three month period ended March 29, 2008, we recorded approximately $11.1 million of income tax benefit on a pre-tax loss of approximately $35.0 million, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. During the three month period ended March 31, 2007, we recorded approximately $2.3 million of income tax benefit on a pre-tax loss of approximately $13.4 million, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). We adopted the provisions of FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our gross unrecognized tax benefit has not materially changed from the $16.2 million recorded as of December 31, 2007.

11. RESTRUCTURING AND RELATED CHARGES

        We have implemented several restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related primarily to the integration of businesses we have acquired. At present, our restructuring efforts are primarily related to the integration of DJO Opco following the DJO Merger. As of March 29, 2008, these restructuring activities are ongoing and additional expenses are expected to be incurred in future periods.

        At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete. The plan was approved and initiated after the consummation of the DJO Merger. In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California. Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also announced the future termination of certain employees related to the move of certain activities of our Bone Growth Stimulation ("BGS") product line operations from Vista, California to Minneapolis, Minnesota. Internationally, we anticipate facility closures in Germany and certain other locations in an effort to integrate and realize cost synergies in our international operations. As of March 29, 2008, approximately $3.0 million was accrued related to severance and facility exit costs not yet paid. Additionally, approximately $1.1 million has been accrued as of March 29, 2008 related to purchase of rights to distributor territories in connection with the DJO Merger. We also assumed $1.9 million of severance paid to a former executive officer of a business acquired by DJO Opco prior to the DJO Merger, of which the full amount was paid during the current quarter.

        In certain cases, estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in Emerging Issues Task Force Issue Number 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). However, not all of our restructuring costs meet the accrual requirements of EITF 95-3 and certain integration costs are expensed as incurred.

        A summary of the activity relating to the restructuring for the three month period ended March 29, 2008 is as follows (in thousands):

	Lease Termination Costs	Severance	Purchase of Rights to Distributor Territories	Total
Balance, beginning of period	$1,349	$6,087	$2,127	$9,563
Expensed during period	—	1,334	—	1,334
Adjustments to goodwill	46	(809)	(318)	(1,081)
Payments made during period	(222)	(4,769)	(571)	(5,562)
Adjustments to reserve	(23)	(42)	(123)	(188)
Foreign currency translation	39	25	—	64

Balance, end of period	$1,189	$1,826	$1,115	$4,130

12. COMMITMENTS AND CONTINGENCIES

        In December 2006, we recorded approximately $1.1 million as a contingent liability with an offsetting adjustment to goodwill relating to litigation against Compex Technologies, Inc. ("Compex") regarding a dispute over custom duties and VAT on imported goods prior to the date of acquisition. In February 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. Both sides have appealed the ruling and a final judgment is expected to be received in mid-2008. We believe the amount accrued for in our condensed consolidated balance sheet as of March 29, 2008 is adequate should a loss occur.

        In August 2007 and September 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of DJO Opco's public stockholders, challenging DJO Opco's proposed merger with ReAble. The court ordered the two lawsuits consolidated for all purposes in September 2007.

        The two original complaints named DJO Opco, ReAble and the current members of DJO Opco's board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of DJO Opco's highest transactional value, and without adequately marketing DJO Opco to other potential buyers. The original complaints also alleged that the individual defendants and DJO Opco failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints pray for, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys' fees, expert fees and other costs; and such other relief as the court may find just and proper.

        In November 2007, the parties entered into a memorandum of understanding ("MOU"), pursuant to which the parties agreed to settle the consolidated action subject to court approval. The MOU provides for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the MOU, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the MOU, defendants deny all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and deny that they are engaged in any wrongdoing or violation of law or breach of duty. Defendants also do not make any admission that the supplemental disclosures are material. The parties have signed a settlement agreement containing these terms and have requested court approval. On April 8, 2008, the court entered an order granting preliminary approval of the settlement and scheduled a hearing for June 13, 2008 for final approval after providing notice and opportunity to be heard to the members of the class.

        Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests. In connection with audits of our compliance with federal requirements for our facilities and related quality and manufacturing processes, the U.S. Food and Drug Administration (the "FDA") had previously informed us in January 2007 that they believed that certain discrete processes related to our Surgical Implant Segment did not conform with Current Good Manufacturing Practices ("CGMP"). During the year, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues. During the first quarter of 2008, the FDA officially concluded their investigation concerning the January 2007 warning letter, indicating that all areas of concern were resolved satisfactorily.

        The manufacturing and marketing of orthopedic medical products entails risk of product liability. From time to time, we have been, and currently we are, subject to product liability claims and litigation. In the future, we may again be subject to additional product liability claims, which could have a negative impact on our business. We currently carry product liability insurance up to a limit of $25.0 million, subject to aggregate self-insurance retention of $750,000 and a deductible of $50,000 on non-invasive and $250,000 on invasive products. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. As of March 29, 2008 and December 31, 2007, we have accrued approximately $2.0 million and $1.9 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain claims.

13. RELATED PARTY TRANSACTIONS

        In connection with the DJO Merger, Blackstone Management Partners V L.L.C. ("BMP") has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million and 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. Prior to the DJO Merger, the annual BMP monitoring fee was equal to $3.0 million. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL's assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. During the three month periods ended March 29, 2008 and March 31, 2007, we paid $7.0 million and $3.0 million, respectively, related to the monitoring fee, and recorded approximately $1.8 million and $0.8 million, respectively, as a component of selling, general and administrative expense.

14. DERIVATIVE INSTRUMENTS

        We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. As of March 29, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.6 million.

        Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the then existing revolving credit facility. We had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, we paid a fixed rate of 5.17% and received a variable rate equal to the then current three month LIBOR rate. On November 19, 2007, in anticipation of the DJO Merger and incurrence of new indebtedness, we terminated these swaps and recognized $4.8 million of related interest expense. On November 20, 2007, we entered into a new interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in 2009.

        The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of March 29, 2008 and December 31, 2007 was a loss of approximately $13.8 million and $3.9 million, respectively, and is recorded in other non-current liabilities. We believe our interest rate swap is highly effective. Derivative net gains on our interest rate swap agreement of $0.8 million and $0.1 million, on a pre-tax basis, were included in interest expense in the three months ended March 29, 2008 and March 31, 2007, respectively. Derivative gains and losses are reported as accumulated other comprehensive income, net of tax, until such time as they are reported in income along with the hedged item.

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        On November 20, 2007, in connection with the DJO Merger, DJOFL and its direct wholly-owned subsidiary, Finco, issued the 10.875% Notes with an aggregate principal amount of $575.0 million. On November 3, 2006, DJOFL and Finco issued the 11.75% Notes with an aggregate principal amount of $200.0 million. Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of the DJOFL's domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the "Guarantors"). The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the "Non-Guarantors") do not guarantee the notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

        The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of March 29, 2008 and December 31, 2007 and for the three months ended March 29, 2008 and March 31, 2007, respectively.

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets

As of March 29, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$49,169	$18,525	$—	$67,694
Accounts receivable, net	—	129,128	39,059	—	168,187
Inventories, net	—	90,464	22,565	(7,554)	105,475
Deferred tax assets, net	—	29,849	—	(146)	29,703
Prepaid expenses and other current assets	805	17,110	2,797	—	20,712

Total current assets	805	315,720	82,946	(7,700)	391,771
Property and equipment, net	—	68,646	13,718	(1,669)	80,695
Goodwill	—	1,123,916	82,254	—	1,206,170
Intangible assets, net	—	1,306,276	38,241	—	1,344,517
Investment in subsidiaries	1,149,636	154,670	56,922	(1,361,228)	—
Intercompany receivable	1,364,774	—	—	(1,364,774)	—
Other non-current assets	58,454	4,016	1,798	—	64,268

Total assets	$2,573,669	$2,973,244	$275,879	$(2,735,371)	$3,087,421

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$18	$29,480	$9,252	$—	$38,750
Long-term debt and capital leases, current portion	10,650	752	3,008	—	14,410
Other current liabilities	52,366	52,912	27,633	—	132,911

Total current liabilities	63,034	83,144	39,893	—	186,071
Long-term debt and capital leases, net of current portion	1,817,237	217	1,535	—	1,818,989
Deferred tax liabilities, net	—	367,412	10,604	—	378,016
Intercompany payable	—	1,275,936	88,838	(1,364,774)	—
Other non-current liabilities	13,752	9,437	—	—	23,189

Total liabilities	1,894,023	1,736,146	140,870	(1,364,774)	2,406,265
Minority interests	—	—	1,510	—	1,510
Membership equity	679,646	1,237,098	133,499	(1,370,597)	679,646

Total liabilities, minority interests and membership equity	$2,573,669	$2,973,244	$275,879	$(2,735,371)	$3,087,421

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$519	$44,694	$18,258	$—	$63,471
Accounts receivable, net	—	120,949	33,818	—	154,767
Inventories, net	—	94,908	22,868	(6,872)	110,904
Deferred tax assets, net	—	29,145	—	(146)	28,999
Prepaid expenses and other current assets	9	13,669	3,641	—	17,319

Total current assets	528	303,365	78,585	(7,018)	375,460
Property and equipment, net	—	70,413	12,949	(1,717)	81,645
Goodwill	—	1,132,388	68,894	—	1,201,282
Intangible assets, net	—	1,324,191	36,170	—	1,360,361
Investment in subsidiaries	1,140,111	184,420	53,114	(1,377,645)	—
Intercompany receivable	1,344,358	—	—	(1,344,358)	—
Other non-current assets	61,587	4,220	1,717	—	67,524

Total assets	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$54	$34,722	$8,800	$—	$43,576
Long-term debt and capital leases, current portion	10,650	752	2,807	—	14,209
Other current liabilities	10,116	66,985	26,666	—	103,767

Total current liabilities	20,820	102,459	38,273	—	161,552
Long-term debt and capital leases, net of current portion	1,816,864	287	1,447	—	1,818,598
Deferred tax liabilities, net	—	376,778	9,881	—	386,659
Intercompany payable	—	1,255,008	89,350	(1,344,358)	—
Other non-current liabilities	3,912	9,348	—	—	13,260

Total liabilities	1,841,596	1,743,880	138,951	(1,344,358)	2,380,069
Minority interests	—	—	1,215	—	1,215
Membership equity	704,988	1,275,117	111,263	(1,386,380)	704,988

Total liabilities, minority interests and membership equity	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Three Month Period Ended March 29, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$196,763	$63,267	$(20,302)	$239,728
Cost of sales	—	79,378	36,057	(20,351)	95,084

Gross profit	—	117,385	27,210	49	144,644
Operating expenses:
Selling, general and administrative	—	88,894	21,720	(2)	110,612
Research and development	—	5,957	719	—	6,676
Amortization of acquired intangibles	—	18,590	526	—	19,116

Operating income	—	3,944	4,245	51	8,240
Other income (expense):
Interest income	15,749	1,442	152	(16,756)	587
Interest expense	(44,960)	(15,923)	(1,060)	16,756	(45,187)
Other income (expense), net	5,049	376	967	(5,049)	1,343

Income (loss) before income taxes and minority interests	(24,162)	(10,161)	4,304	(4,998)	(35,017)
Provision (benefit) for income taxes	—	(12,157)	1,102	—	(11,055)
Minority interests	—	—	200	—	200

Net income (loss)	$(24,162)	$1,996	$3,002	$(4,998)	$(24,162)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations

For the Three Month Period Ended March 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$84,991	$23,014	$(1,298)	$106,707
Cost of sales	—	33,916	12,634	(1,268)	45,282

Gross profit	—	51,075	10,380	(30)	61,425
Operating expenses:
Selling, general and administrative	—	41,272	9,701	—	50,973
Research and development	—	2,755	880	—	3,635
Amortization of acquired intangibles	—	5,862	645	—	6,507

Operating income (loss)	—	1,186	(846)	(30)	310
Other income (expense):
Interest income	3,959	737	63	(4,542)	217
Interest expense	(13,942)	(4,198)	(423)	4,542	(14,021)
Other income (expense), net	(1,104)	59	84	1,104	143

Loss before income taxes and minority interest	(11,087)	(2,216)	(1,122)	1,074	(13,351)
Provision (benefit) for income taxes	—	(2,646)	305	—	(2,341)
Minority interests	—	—	77	—	77

Net income (loss)	$(11,087)	$430	$(1,504)	$1,074	$(11,087)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Month Period Ended March 29, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24,162)	$1,996	$3,002	$(4,998)	$(24,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	4,636	1,222	(197)	5,661
Amortization of intangibles	—	18,590	526	—	19,116
Amortization of debt issuance costs	3,506	—	—	—	3,506
Stock-based compensation	—	611	—	—	611
Asset impairments and loss on disposal of assets	—	115	57	(7)	165
Deferred income taxes	—	(12,208)	—	—	(12,208)
Non-cash income from subsidiaries	(5,049)	—	—	5,049	—
Provision for doubtful accounts and sales returns	—	4,264	176	—	4,440
Inventory reserves	—	1,449	69	—	1,518
Minority interests	—	—	200	—	200
Changes in operating assets and liabilities, net of acquired assets and liabilities:				—
Accounts receivable	—	(12,393)	(3,779)	—	(16,172)
Inventories	—	3,682	944	(3)	4,623
Prepaid expenses, other assets and liabilities	(795)	(3,739)	1,075	—	(3,459)
Accounts payable and other current liabilities	42,212	(18,238)	(380)	—	23,594

Net cash provided by (used in) operating activities	15,712	(11,235)	3,112	(156)	7,433
INVESTING ACTIVITIES:
Acquisition of intangible assets	—	(675)	—	—	(675)
Purchases of property and equipment	—	(2,962)	(1,466)	156	(4,272)
Proceeds from sale of assets	—	2	—	—	2
Other, net	—	(450)	904	—	454

Net cash used in investing activities	—	(4,085)	(562)	156	(4,491)
FINANCING ACTIVITIES:
Intercompany	(16,231)	19,865	(3,634)	—	—
Payments on long-term obligations	—	(70)	(38)	—	(108)

Net cash provided by (used in) financing activities	(16,231)	19,795	(3,672)	—	(108)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,389	—	1,389

Net increase (decrease) in cash and cash equivalents	(519)	4,475	267	—	4,223
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471

Cash and cash equivalents at end of period	$—	$49,169	$18,525	$—	$67,694

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Month Period Ended March 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(11,087)	$430	$(1,504)	$1,074	$(11,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	2,394	872	(186)	3,080
Amortization of intangibles	—	5,862	645	—	6,507
Amortization of debt issuance costs	960	—	—	—	960
Stock-based compensation	—	384	—	—	384
Asset impairments and loss on disposal of assets	—	(17)	150	(20)	113
Deferred income taxes	—	(2,923)	(625)	—	(3,548)
Non-cash income from subsidiaries	1,104	—	—	(1,104)	—
Provision for doubtful accounts and sales returns	—	2,236	86	—	2,322
Inventory reserves	—	203	65	—	268
Minority interests	—	—	77	—	77
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations, net of gain on disposal	—	376	—	—	376
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(11,599)	(742)	—	(12,341)
Inventories	—	1,601	1,885	71	3,557
Prepaid expenses, other assets and liabilities	21	(5,108)	(282)	—	(5,369)
Accounts payable and other current liabilities	5,700	7,540	(563)	—	12,677

Net cash provided by (used in) operating activities	(3,302)	1,362	64	(165)	(2,041)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(4,200)	—	—	(4,200)
Proceeds from sale of assets	—	3,480	93	—	3,573
Purchases of property and equipment	—	(3,780)	(817)	165	(4,432)

Net cash used in investing activities	—	(4,500)	(724)	165	(5,059)
FINANCING ACTIVITIES:
Intercompany	4,171	(4,132)	(39)	—	—
Payments on long-term obligations	(873)	(197)	82	—	(988)
Excess tax benefit associated with stock option exercises	17	—	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)

Net cash provided by (used in) financing activities	3,315	(4,329)	(183)	—	(1,197)
Effect of exchange rate changes on cash and cash equivalents	—	—	99	—	99

Net increase (decrease) in cash and cash equivalents	13	(7,467)	(744)	—	(8,198)
Cash and cash equivalents at beginning of period	12	22,650	9,017	—	31,679

Cash and cash equivalents at end of period	$25	$15,183	$8,273	$—	$23,481

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following management's discussion and analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Some of these factors are described under the heading "Risk Factors" above. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Introduction

        This management's discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

        The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

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

  •
  Empi.    Our Empi division offers products in the category of home electrotherapy, bone growth stimulation products, which were acquired with the DJO Merger, iontophoresis, and home traction. This division also includes our Rehab Med + Equip ("RME") and EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site. Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

  •
  Chattanooga.    Our Chattanooga Group offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion ("CPM") devices and dry heat therapy.

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

        Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our segments.

        Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three months ended March 29, 2008 and March 31, 2007, respectively. This information excludes the impact of certain expenses not allocated to segments, which are primarily comprised of general corporate expenses for all periods presented. The segment information includes the impact of purchase accounting and related amortization of acquired intangible assets related to our recent acquisitions as described in Note 2 to our unaudited condensed consolidated financial statements, as well as certain integration costs and restructuring costs as described in Note 11 to our unaudited condensed consolidated financial statements. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended
($ in thousands)	March 29, 2008	March 31, 2007
Domestic Rehabilitation:
Net sales	$164,140	$67,894
Gross profit	$96,681	$39,401
Gross profit margin	58.9%	58.0%
Operating income	$11,566	$5,593
Operating income as a percent of net segment sales	7.0%	8.2%
International Rehabilitation:
Net sales	$56,425	$22,012
Gross profit	$33,193	$10,413
Gross profit margin	58.8%	47.3%
Operating income (loss)	$6,476	$(801)
Operating income (loss) as a percent of net segment sales	11.5%	(3.6)%
Surgical Implant:
Net sales	$19,163	$16,801
Gross profit	$14,770	$11,611
Gross profit margin	77.1%	69.1%
Operating income	$2,363	$643
Operating income as a percent of net segment sales	12.3%	3.8%

Recent Acquisitions

DJO Merger

        On July 15, 2007, we entered into the DJO Merger Agreement with DJO Opco providing for a merger transaction pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Quarterly Report on Form 10-Q. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under the Senior Secured Credit Facility, and proceeds from the newly issued 10.875% Notes (see Note 2 to our unaudited condensed consolidated financial statements for further information).

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

The Saunders Group

        On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of Saunders for total cash consideration of $40.9 million, including $0.9 million of acquisition costs. Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our then existing credit facilities.

Results of Operations

        The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
($ in thousands)	March 29, 2008		March 31, 2007
Net sales	$239,728	100.0%	$106,707	100.0%
Cost of sales	95,084	39.7	45,282	42.4

Gross profit	144,644	60.3	61,425	57.6
Operating expenses:
Selling, general and administrative	110,612	46.1	50,973	47.8
Research and development	6,676	2.8	3,635	3.4
Amortization of acquired intangibles	19,116	8.0	6,507	6.1

Operating income	8,240	3.4	310	0.3
Other income (expense):
Interest income	587	0.2	217	0.2
Interest expense	(45,187)	(18.8)	(14,021)	(13.1)
Other income, net	1,343	0.6	143	0.1

Loss before income taxes and minority interests	(35,017)	(14.6)	(13,351)	(12.5)
Benefit for income taxes	(11,055)	(4.6)	(2,341)	(2.2)
Minority interests	200	0.1	77	0.1

Net loss	$(24,162)	(10.1)%	$(11,087)	(10.4)%

Three Months Ended March 29, 2008 compared to Three Months Ended March 31, 2007

        Net Sales.    Our net sales for the three month period ended March 29, 2008 were $239.7 million, representing an increase of 124.7% from net sales of $106.7 million for the three month period ended March 31, 2007, driven by business acquisitions and continued growth across our product lines. Sales in the Domestic Rehabilitation and International Rehabilitation Segments benefited from sales of products we acquired in the DJO Merger and the IOMED and Saunders acquisitions, which were completed in November 2007, August 2007, and July 2007, respectively. For the three months ended March 29, 2008, we generated 27.5% of our net sales from customers outside the United States as compared to 27.1% for the three months ended March 31, 2007. Net sales were also positively impacted during the three months ended March 29, 2008 by $6.2 million due to favorable changes in foreign exchange rates compared to rates in effect during the three months ended March 31, 2007.

        The following table sets forth the mix of our net sales for the three month period ended March 29, 2008 compared to the three month period ended March 31, 2007:

	Three Months Ended
($ in thousands)	March 29, 2008	% of Net Revenues	March 31, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$164,140	68.5%	$67,894	63.6%	$96,246	141.8%
International Rehabilitation Segment	56,425	23.5	22,012	20.6	34,413	156.3
Surgical Implant Segment	19,163	8.0	16,801	15.8	2,362	14.1

Consolidated net sales	$239,728	100.0%	$106,707	100.0%	$133,021	124.7%

        Net sales in our Domestic Rehabilitation Segment were $164.1 million during the three month period ended March 29, 2008, reflecting an increase of 141.8% over net sales of $67.9 million during the three month period ended March 31, 2007, driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and continued growth in our core domestic markets.

        Net sales in our International Rehabilitation Segment for the three month period ended March 29, 2008 were $56.4 million, reflecting an increase of 156.3% from net sales of $22.0 million for the three month period ended March 31, 2007, driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions and continued growth in our core international markets. Net sales were also positively impacted by $6.2 million during the three months ended March 29, 2008 due to favorable changes in foreign exchange rates compared to rates in effect during the three months ended March 31, 2007.

        Net sales in our Surgical Implant Segment increased to $19.2 million from $16.8 million during the three month period ended March 29, 2008, representing a 14.1% increase over the same period in the prior year, driven by growth in our hip, knee and shoulder implant product lines.

        Sales of new products, which are products that have been on the market less than one year in all of our business segments, were $13.8 million for the three months ended March 29, 2008, compared to new product sales of $6.0 million during the three months ended March 31, 2007.

        Gross Profit.    Consolidated gross profit as a percentage of net sales increased to 60.3% during the three month period ended March 29, 2008 from 57.6% during the three month period ended March 31, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives completed following the three months ended March 31, 2007 and changes in our product mix due to our recent acquisitions. Consolidated gross profit was negatively impacted by $4.7 million and $4.1 million in the three month periods ended March 29, 2008 and March 31, 2007, respectively, related to the write-up to fair market value of inventory required by purchase accounting in connection with recent business acquisitions and the Prior Transaction. Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 58.9% during the three month period ended March 29, 2008 from 58.0% during the three month period ended March 31, 2007. Gross profit in our Domestic Rehabilitation Segment was negatively impacted by $4.7 million and $1.0 million in the three month periods ended March 29, 2008 and March 31, 2007, respectively, related to the write-up to fair market value of inventory in connection with the DJO Merger and the Prior Transaction. Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 58.8% during the three month period ended March 29, 2008 from 47.3% during the three month period ended March 31, 2007. Gross profit in our International Rehabilitation Segment was negatively impacted by $1.7 million in the three month period ended March 31, 2007 related to the write-up to fair market value of inventory acquired in connection with an acquisition. Gross profit in our Surgical Implant Segment as a percentage of gross sales increased to 77.1% during the three month period ended March 29, 2008 from 69.1% during the three month period ended March 31, 2007. Gross profit in our Surgical Implant

Segment was negatively impacted by $1.3 million in the three month period ended March 31, 2007 related to the write-up to fair market value of inventory in connection with the Prior Transaction.

        Selling, General and Administrative.    Our selling, general and administrative expenses increased to $110.6 million during the three month period ended March 29, 2008 from $51.0 million during the three month period ended March 31, 2007 due to additional expenses associated with the operations of our recent acquisitions. In addition, in both 2008 and 2007, we incurred certain non-cash and non-recurring expenses of $8.8 million and $2.2 million, respectively, in connection with those acquisitions, other acquisitions completed in 2006 and the Prior Transaction which we do not believe are reflective of the ongoing operations of our business. Excluding these expenses, our selling, general and administrative expenses increased to $101.8 million in the three month period ended March 29, 2008 compared to $48.7 million in the three month period ended March 31, 2007, or 42.5% of net sales in the three month period ended March 29, 2008 compared to 45.7% in the three month period ended March 31, 2007. The following table sets forth the expenses incurred in connection with our recent acquisitions which we believe are directly attributable to the acquisitions and the Prior Transaction and not to our ongoing operations.

	Three Months Ended
($ in thousands)	March 29, 2008	March 31, 2007
Severance and relocation expenses	$1,060	$142
Restructuring expenses	7,781	2,107

	$8,841	$2,249

        Severance and relocation expenses for the three month period ended March 29, 2008 included $0.8 million of severance payments to former ReAble executives, $0.1 million related to other severance-related items and employee relocation and $0.2 million of employee severance incurred in connection with other recent acquisitions. Restructuring expenses for the three month period ended March 29, 2008 included $5.2 million, $1.2 million and $0.4 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively, and $1.0 million of integration costs related to the Prior Transaction. Restructuring expenses for the three month period ended March 29, 2007 included $0.9 million and $1.2 million of integration costs incurred in connection with recent acquisitions and the Prior Transaction, respectively.

        Research and Development.    Our research and development expense increased to $6.7 million during the three month period ended March 29, 2008 from $3.6 million for the three month period ended March 31, 2007. The increase is primarily due to expenses incurred by the operations of our recent acquisitions. As a percentage of net sales, research and development expense decreased to 2.8% compared to 3.4% in the prior year first quarter.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with recent acquisitions, which are being amortized over lives ranging from one to twenty years. Our amortization of acquired intangibles increased to $19.1 million during the three months ended March 29, 2008 compared to $6.5 million during the three months ended March 31, 2007.

        Interest Expense.    Our interest expense increased to $45.2 million during the three month period ended March 29, 2008 compared to interest expense of $14.0 million during the three month period ended March 31, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

        Benefit for Income Taxes.    For the three month period ended March 29, 2008, we recorded $11.1 million of income tax benefit on a pre-tax loss of $35.0 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. During the three month period ended March 31, 2007, we recorded $2.3 million of income tax benefit on a pre-tax loss of $13.4 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

        Net loss.    We had a net loss of $24.2 million during the three month period ended March 29, 2008 compared to a net loss of $11.1 million during the three month period ended March 31, 2007 due to the factors discussed above.

Liquidity and Capital Resources

        Cash flows were as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash provided by (used in) operating activities	$7,433	$(2,041)
Cash used in investing activities	(4,491)	(5,059)
Cash used in financing activities	(108)	(1,197)
Effect of exchange rate on cash and cash equivalents	1,389	99

Net increase (decrease) in cash and cash equivalents	$4,223	$(8,198)

Cash Flows

        Operating activities provided $7.4 million of cash during the three months ended March 29, 2008 and used $2.0 million of cash during the three months ended March 31, 2007. Cash provided by operating activities for the three months ended March 29, 2008 primarily reflects a positive net change in operating assets and liabilities partially offset by our net loss. Cash used in operating activities for the three months ended March 31, 2007 reflects our net loss, partially offset by non-cash charges, and a negative net change in operating assets and liabilities.

        Investing activities used $4.5 million of cash during the three months ended March 29, 2008, compared to $5.1 million during the three months ended March 31, 2007. Cash used in investing activities for the three months ended March 29, 2008 was primarily used for purchases of property and equipment amounting to $4.3 million. Cash used in investing activities for the three months ended March 31, 2007 included purchases of property and equipment amounting to $4.4 million and an acquisition of certain assets amounting to $4.2 million, partially offset by proceeds from a sale of assets amounting to $3.6 million.

        Financing activities used $0.1 million of cash during the three months ended March 29, 2008, compared to $1.2 million during the three months March 31, 2007. Financing activities in both periods consisted of payments on long-term obligations.

Indebtedness

        As of March 29, 2008, we had outstanding approximately $1,833.4 million in aggregate indebtedness, and we had $99.1 million of available borrowings under our revolving credit facility, net of $0.9 million used for letters of credit. We had cash and cash equivalents aggregating $67.7 million at March 29, 2008. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future.

        We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt or equity securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Senior Secured Credit Facility

        Overview.    The Senior Secured Credit Facility provides senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Secured Credit Facility.

        Interest Rate and Fees.    Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

        Historically, we have used derivative instruments to hedge portions of our exposure related to variable interest rates on our outstanding indebtedness. On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% expiring in 2009. As of March 29, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 7.83%.

        In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios. We must also pay customary letter of credit fees.

        Amortization.    We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount during the first six years and three months following the closing of the Senior Secured Credit Facility, with the remaining amount payable at maturity which is six and one-half years from the date of the closing of the Senior Secured Credit Facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the Senior Secured Credit Facility.

        Certain Covenants and Events of Default.    The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries' ability to:

  •
  incur additional indebtedness;

  •
  create liens on assets;

  •
  change fiscal years;

  •
  enter into sale and leaseback transactions;

  •
  engage in mergers or consolidations;

  •
  sell assets;

  •
  pay dividends and make other restricted payments;

  •
  make investments, loans or advances;

  •
  repay subordinated indebtedness;

  •
  make certain acquisitions;

  •
  engage in certain transactions with affiliates;

  •
  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions;

  •
  amend material agreements governing our subordinated indebtedness; and

  •
  change our lines of business.

        Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents EBITDA further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures ("Adjusted EBITDA"). We are subject to these financial covenants beginning as of June 28, 2008.

10.875% Senior Notes and 11.75% Senior Subordinated Notes

        The Indentures governing the $575.0 million principal amount of 10.875% Notes and the $200.0 million principal amount of 11.75% Notes limit our (and most or all of our subsidiaries') ability to:

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

Covenant Compliance

        As described above, our Senior Secured Credit Facility and the Indentures contain various covenants that limit our ability to engage in specified types of transactions. In addition, under our

Senior Secured Credit Facility, we are required to satisfy and maintain specified financial ratios, and under the Indentures, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied to ratios based on Adjusted EBITDA, as defined below.

        Adjusted EBITDA is defined as EBITDA further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of EBITDA and Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants. We also present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by security analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results.

        EBITDA and Adjusted EBITDA are presented as supplemental measures of our performance and are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net loss or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

        Our ability to meet the covenants specified above in future periods will depend on events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants in the future could result in a default under our Senior Secured Credit Facility and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

        The following table provides a reconciliation from our net loss to EBITDA and Adjusted EBITDA for the three and twelve months ended March 29, 2008. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	(unaudited)
(in thousands)	Three Months Ended March 29, 2008	Twelve Months Ended March 29, 2008
Net loss	$(24,162)	$(95,497)
Loss on early extinguishment of debt and interest expense, net	44,600	116,612
Income tax benefit	(11,055)	(51,216)
Depreciation and amortization	24,777	63,430

EBITDA	34,160	33,329
Non-cash items(a)	5,311	19,544
Non-recurring items(b)	8,841	46,878
Other adjustment items, before cost savings(c)	465	85,390
Other adjustment items—cost savings applicable for twelve month period only(d)	N/A	61,399

Adjusted EBITDA	$48,777	$246,540

(a)
Non-cash items are comprised of the following:

	(unaudited)
(in thousands)	Three Months Ended March 29, 2008	Twelve Months Ended March 29, 2008
Stock compensation expense	$611	$1,768
Loss on disposition of assets	—	125
Purchase accounting adjustments(1)	4,700	17,651

Total non-cash items	$5,311	$19,544

  (1)
  Represents $4.7 million of expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger for the three months ended March 29, 2008. Includes $9.4 million, $0.6 million, $1.5 million, $0.1 million, $0.5 million and $2.6 million of expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger; the IOMED, Saunders, PMI and Cefar acquisitions; and the Prior Transaction, respectively, for the twelve months ended March 29, 2008. Also included is $3.0 million of expense related to the write-off of in-process research and development costs in connection with the DJO Merger for the twelve months ended March 29, 2008.

(b)
Non-recurring items are comprised of the following:

	(unaudited)
(in thousands)	Three Months Ended March 29, 2008	Twelve Months Ended March 29, 2008
Employee severance and relocation(1)	$1,060	$17,290
Restructuring expense(2)	7,781	16,591
Reserve methodology change(3)	—	12,997

Total non-recurring items	$8,841	$46,878

  (1)
  Included severance payments to former ReAble executives in the amount of $0.8 million and $0.1 million related to other severance-related items and employee relocation for the three months ended March 29, 2008. Also included was $0.2 million of employee severance incurred in connection with other recent acquisitions in the three months ended March 29, 2008. For the twelve months ended March 29, 2008, included severance payments to former ReAble executives in the amount of $14.1 million and $0.8 million related to other severance related items and employee relocation for the twelve months ended March 29, 2008. Also included was $0.7 million, $1.3 million and $0.4 million of employee severance incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively.

  (2)
  Restructuring expense included $5.2 million, $1.2 million and $0.4 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively, for the three months ended March 29, 2008. Also included was $1.0 million of integration costs related to the Prior Transaction for the three months ended March 29, 2008. Restructuring expense included $5.6 million, $1.7 million, $2.8 million and $4.4 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition, the Saunders acquisition and other recent acquisitions, respectively, for the twelve months ended March 29, 2008. Also included was $2.1 million of integration costs related to the Prior Transaction for the twelve months ended March 29, 2008.

  (3)
  Included $9.8 million related to additional allowances for doubtful accounts receivable acquired in connection with the DJO Merger due to anticipated integration related collection issues, $1.1 million related to the revaluation of inventory acquired in connection with the DJO Merger and $2.1 million related to additional allowance for doubtful accounts due to a change in an accounting reserve methodology in connection with the DJO Merger for the twelve months ended March 29, 2008.

(c)
Other adjustment items, before cost savings, are comprised of the following:

	(unaudited)
(in thousands)	Three Months Ended March 29, 2008	Twelve Months Ended March 29, 2008
Transaction expenses(1)	$1,812	$10,191
Minority interest	200	538
Pre-acquisition EBITDA(2)	—	76,825
Other(3)	(1,547)	(2,136)
Discontinued operations	—	(28)

Total other adjustment items, before cost savings	$465	$85,390

  (1)
  Included $1.8 million of Blackstone monitoring fees during the three months ended March 29, 2008. Included $4.8 million of transaction costs incurred in connection with the DJO Merger, $4.0 million of monitoring fees, $0.9 million related to the Prior Transaction and $0.5 million related to other merger and acquisition activities for the twelve months ended March 29, 2008.

  (2)
  Represents pre-acquisition Adjusted EBITDA of (i) $75.5 million from April 1, 2007 to November 19, 2007 for the DJO Merger, (ii) $0.2 million from April 1, 2007 to August 9, 2007 for the IOMED acquisition, and (iii) $1.1 million from April 1, 2007 to July 2, 2007 for the Saunders acquisition.

  (3)
  Included foreign currency transaction gains/losses.

(d)
Included projected cost savings of (i) $50.6 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger, (ii) $4.6 million related to headcount reductions and production efficiencies in connection with the IOMED and Saunders acquisitions, (iii) $2.0 million related to facility and general administrative consolidation in relation to a 2006 acquisition, and (iv) $4.2 million principally from vertical integration and procurement savings related to purchases of certain product components.

        Our covenant requirements and pro forma ratios as of March 29, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility(1)
Consolidated net senior debt to Adjusted EBITDA	*	4.11:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.52:1

*
No covenant requirement as of March 29, 2008. This covenant requirement will begin for the twelve months ended June 28, 2008.

(1)
Beginning with the twelve months ending June 28, 2008, the Senior Secured Credit Facility requires us to maintain a consolidated net senior debt to Adjusted EBITDA ratio starting at a maximum of 5.10:1 and stepping down over time to 3.25:1 by the end of 2011. Consolidated senior debt is defined as aggregate consolidated secured indebtedness of Holdings, DJOFL and the restricted subsidiaries less the aggregate amount of all cash and cash equivalents, free and clear of all liens, subject to certain exceptions.

        Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 29, 2008, measured on that date, would have been 1.52:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0 to 1.0. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Recent Accounting Pronouncements

        For information on recent accounting pronouncements impacting our business, see Note 1 to our unaudited condensed consolidated financial statements included in Part I. Item 1 herein.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns and rental credits, goodwill and intangible assets, deferred tax assets and liabilities, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact on our financial statements.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

        We have established reserves to account for contractual allowances, doubtful accounts, rebates, product returns and rental credits. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

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

For the first three months of 2008, we reserved for and reduced gross revenues from third party payors by 34% for estimated allowances related to these contractual reductions.

        Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 72% of our net revenues for the three month period ended March 29, 2008 and approximately 65% of our net accounts receivable at March 29, 2008. We experienced write-offs of less than 1% of related net revenues for the three month period ended March 29, 2008. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 28% of our net revenues for the three month period ended March 29, 2008 and approximately 35% of our net accounts receivable at March 29, 2008. For the three months ended March 29, 2008, we estimate bad debt expense to be approximately 5% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

        Our reserve for rebates accounts for incentives that we offer to certain of our distributors. These rebates generally are attributable to sales volume, sales growth and to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

        Our reserve for product returns accounts for estimated customer returns of our products after purchase. These returns are mainly attributable to a third party payor's refusal to provide reimbursement for the product or the inability of the product to adequately address the patient's condition. We provide for this reserve by reducing gross revenue based on our historical rate of returns.

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

Inventory Reserves

        We provide reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products.

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

Goodwill and Intangible Assets

        In accordance with SFAS 142, we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value. At September 29, 2007, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.

        At September 29, 2007, other intangibles were evaluated for impairment as required by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. Upon initially recording certain of our other intangible assets, we used independent valuation firms to assist us in determining the appropriate values for these assets. Subsequently, we have used the same methodology and updated our assumptions. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of these assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rate and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

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

        Our gross deferred tax asset balance was approximately $151.7 million at March 29, 2008 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 10 to our unaudited condensed consolidated financial statements). As of March 29, 2008, we maintained a valuation allowance of $16.6 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with recent acquisitions and the Prior Transaction.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

        Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of March 29, 2008, we had $1,065.0 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into a new interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for the three months ended March 29, 2008, by approximately $1.3 million. All of our other debt of approximately $775.0 million was fixed rate debt at March 29, 2008. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

        Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. During the first three months of 2008, our average monthly sales denominated in foreign currencies was approximately $18.6 million, of which $14.9 million was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of March 29, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.6 million.

ITEM 4T.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, the design and operation of our disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

        There has been no change to our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        We currently carry product liability insurance up to a limit of $25.0 million, subject to aggregate self-insurance retention of $750,000 and a deductible of $50,000 on non-invasive and $250,000 on invasive products. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of March 29, 2008, we exceeded the coverage limits for certain historical product liability claims. The estimated exposure has been accrued for in our condensed consolidated balance sheet as of that date. Future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

Pending Stockholder Litigation

        In August 2007 and September 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of DJO Opco's public stockholders, challenging DJO Opco's proposed merger with ReAble. The court ordered the two lawsuits consolidated for all purposes in September 2007.

        The two original complaints named DJO Opco, ReAble and the current members of DJO Opco's board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of DJO Opco's highest transactional value, and without adequately marketing DJO Opco to other potential buyers. The original complaints also alleged that the individual defendants and DJO Opco failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints pray for, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys' fees, expert fees and other costs; and such other relief as the court may find just and proper.

        In November 2007, the parties entered into a memorandum of understanding ("MOU"), pursuant to which the parties agreed to settle the consolidated action subject to court approval. The MOU provides for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the MOU, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the MOU, defendants deny all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and deny that they are engaged in any wrongdoing or violation of law or breach of duty. Defendants also do not make any admission that the supplemental disclosures are material. The parties have signed a settlement agreement containing these terms and have requested court approval. On April 8, 2008, the court entered an order granting preliminary approval of the settlement and scheduled a hearing for June 13, 2008 for final approval after providing notice and opportunity to be heard to the members of the class.

ITEM 1A.    RISK FACTORS

        For a discussion of the Company's potential risks or uncertainties, please see Part I, Item 1A, of the Company's 2007 Annual Report on Form 10-K filed with the Commission on March 28, 2008. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's 2007 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

  (a)
  None.

  (b)
  None.

ITEM 6.    EXHIBITS

  (a)
  Exhibits
3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL's Annual Report on Form 10-K, filed on March 28, 2008).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL's Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC
Date: May 12, 2008	By:	/s/ Leslie H. Cross Leslie H. Cross Chief Executive Officer (Authorized Signatory)
Date: May 12, 2008	By:	/s/ Vickie L. Capps Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory)

QuickLinks

DJO FINANCE LLC FORM 10-Q TABLE OF CONTENTS Index to Condensed Consolidated Financial Statements
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Balance Sheets (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Statements of Operations (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)
DJO Finance LLC and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Balance Sheets As of March 29, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Balance Sheets As of December 31, 2007 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Three Month Period Ended March 29, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Three Month Period Ended March 31, 2007 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Cash Flows For the Three Month Period Ended March 29, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Cash Flows For the Three Month Period Ended March 31, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES