Form 10-Q
period 2008-06-28
DJO Finance LLC
filed 2008-08-08
CIK 1395317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-142188

DJO Finance LLC
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5653965 (I.R.S. Employer Identification Number)
1430 Decision Street Vista, California (Address of principal executive offices)	92081 (Zip Code)

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

Yes ☐    No ☒

        As of August 8, 2008, 100% of the issuer's membership interests were owned by DJO Holdings LLC.

 DJO FINANCE LLC
FORM 10-Q
TABLE OF CONTENTS
Index to Condensed Consolidated Financial Statements

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 28, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$43,513	$63,471
Accounts receivable, net	173,964	154,767
Inventories, net	105,606	110,904
Deferred tax assets, net	29,645	28,999
Prepaid expenses and other current assets	16,278	17,319

Total current assets	369,006	375,460
Property and equipment, net	82,405	81,645
Goodwill	1,205,829	1,201,282
Intangible assets, net	1,325,652	1,360,361
Other non-current assets	60,784	67,524

Total assets	$3,043,676	$3,086,272

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Accounts payable	$38,379	$43,576
Accrued interest	27,938	10,131
Long-term debt and capital leases, current portion	14,170	14,209
Other current liabilities	92,390	93,636

Total current liabilities	172,877	161,552
Long-term debt and capital leases, net of current portion	1,816,558	1,818,598
Deferred tax liabilities, net	371,996	386,659
Other non-current liabilities	17,842	13,260

Total liabilities	2,379,273	2,380,069

Minority interests	1,804	1,215
Commitments and contingencies
Membership equity:
Additional paid-in capital	824,081	822,854
Accumulated deficit	(169,016)	(124,056)
Accumulated other comprehensive income	7,534	6,190

Total membership equity	662,599	704,988

Total liabilities, minority interests, and membership equity	$3,043,676	$3,086,272

See accompanying notes to unaudited condensed consolidated financial statements.

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$249,801	$106,253	$489,529	$212,960
Cost of sales	91,831	43,861	186,915	89,143

Gross profit	157,970	62,392	302,614	123,817
Operating expenses:
Selling, general and administrative	116,537	51,282	227,149	102,256
Research and development	7,230	4,106	13,906	7,741
Amortization of acquired intangibles	19,140	6,671	38,256	13,178

Operating income	15,063	333	23,303	642
Other income (expense):
Interest income	263	210	850	427
Interest expense	(42,495)	(14,051)	(87,682)	(28,072)
Other income (expense), net	323	(86)	1,666	56

Loss before income taxes and minority interests	(26,846)	(13,594)	(61,863)	(26,947)
Benefit for income taxes	(6,343)	(5,604)	(17,398)	(7,946)
Minority interests	295	87	495	165

Net loss	$(20,798)	$(8,077)	$(44,960)	$(19,166)

See accompanying notes to unaudited condensed consolidated financial statements.

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES:
Net loss	$(44,960)	$(19,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,192	6,179
Amortization of intangibles	38,256	13,178
Amortization of debt issuance costs	6,849	1,906
Stock-based compensation	1,227	1,004
Asset impairments and loss on disposal of assets	1,176	418
Deferred income taxes	(19,766)	(9,750)
Provision for doubtful accounts and sales returns	10,040	4,144
Inventory reserves	2,727	649
Minority interests	495	165
Excess tax benefit associated with stock option exercises	—	(17)
Effect of discontinued operations, net of gain on disposal	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(27,635)	(10,886)
Inventories	3,235	4,273
Prepaid expenses, other assets and liabilities	903	(7,436)
Accrued interest	17,807	(829)
Accounts payable and other current liabilities	(6,731)	7,866

Net cash used in operating activities	(5,185)	(7,924)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(89)	(7,678)
Acquisition of intangibles	(1,060)	—
Purchases of property and equipment	(12,555)	(7,145)
Proceeds from sale of assets	—	4,487
Other, net	933	—

Net cash used in investing activities	(12,771)	(10,336)
FINANCING ACTIVITIES:
Proceeds from debt and revolving line of credit	7,000	12,500
Payment of debt issuance costs	—	(370)
Payments on debt and revolving line of credit	(10,137)	(1,863)
Excess tax benefit associated with stock option exercises	—	17
Dividend paid to minority interests	—	(226)

Net cash (used in) provided by financing activities	(3,137)	10,058
Effect of exchange rate changes on cash and cash equivalents	1,135	166

Net decrease in cash and cash equivalents	(19,958)	(8,036)
Cash and cash equivalents at beginning of period	63,471	30,903

Cash and cash equivalents at end of period	$43,513	$22,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,518	$26,848
Cash (received) paid for income taxes	$2,365	$(1,463)

See accompanying notes to unaudited condensed consolidated financial statements.

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

        DJOFL directly or indirectly through its subsidiaries, owns all of the operating assets of DJO. Minority interests reflect the 50% separate ownership of Medireha GmbH ("Medireha") not owned by us, which we have consolidated due to our controlling interest. Our controlling interest consists of our 50% ownership and our control of one of the two director seats, our rights to prohibit certain business activities that are not consistent with our plans for the business and our exclusive distribution rights for products manufactured by Medireha. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying unaudited condensed consolidated financial statements as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

         Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, goodwill and intangible assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

         Cash and Cash Equivalents.    Cash consists of deposits with financial institutions. We consider all short-term, highly liquid investments and investments in money market funds and commercial paper with original maturities of less than three months at the time of purchase to be cash equivalents. While our cash and cash equivalents are on deposit with high-quality institutions, such deposits exceed Federal Deposit Insurance Corporation insured limits.

         Financial Instruments.    We utilize derivative instruments to manage our exposure to market risks such as changes in interest rates and foreign currency exchange rates. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", we record derivative instruments as assets or liabilities in the condensed consolidated balance sheets, measured at fair value.

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

        Comprehensive loss consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss, as reported	$(20,798)	$(8,077)	$(44,960)	$(19,166)
Foreign currency translation adjustments	(149)	578	4,052	514
Change in fair value of interest rate swap, net of tax	3,284	1,591	(2,708)	533

Comprehensive loss	$(17,663)	$(5,908)	$(43,616)	$(18,119)

         Reclassifications.    The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications, which have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. ACQUISITIONS (Continued)

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

        The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The purchase prices and the allocation of the purchase prices in connection with the DJO Merger and IOMED acquisition remain preliminary as of June 28, 2008 and may be subject to adjustments as we finalize our estimates of certain items, including severance amounts for employees terminated, certain acquired inventories and accounts receivable and accruals for certain contingent liabilities that existed on the acquisition date. We expect to finalize estimates for the DJO Merger and IOMED acquisition

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. ACQUISITIONS (Continued)

by the fourth and third quarters of 2008, respectively. We believe that the purchase price and allocation of the purchase price for the acquisition of Saunders is final as of June 28, 2008.

        The purchase prices for our recent acquisitions were allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through June 28, 2008 (see Note 5):

	DJO Opco	IOMED	Saunders	Wtd. Avg. Useful Lives
(in thousands):
Current assets	$172,177	$8,971	$6,783
Tangible non-current assets	67,519	853	273
Liabilities assumed (see Note 11)	(684,379)	(6,100)	(628)
Acquired in-process research and development	3,000	—	—
Identifiable intangible assets:
Technology-based	354,000	6,616	10,171	3 - 20 years
Customer-based	328,000	2,512	6,369	10 - 16 years
Trademarks and tradenames	356,000	1,777	4,423	Indefinite
Goodwill	678,416	8,676	13,537	N/A

Purchase price	$1,274,733	$23,305	$40,928

        The purchase price allocation for the DJO Merger included values assigned to certain specific identifiable intangible assets aggregating $1,038.0 million. An aggregate value of $354.0 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $328.0 million was assigned to certain DJO Opco customer relationships for group purchase organization ("GPO") customers and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPOs and other customers. A value of $356.0 million was assigned to tradenames and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the tradenames and trademarks acquired.

        Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. A value of $678.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues. We also believe there are significant cost reduction synergies that may be realized as we integrate the acquired business. These are among the factors that contributed to a purchase price for the DJO Merger acquisition that resulted in the recognition of goodwill.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. ACCOUNTS RECEIVABLE RESERVES

        A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	June 28, 2008	June 30, 2007
Balance, beginning of period	$30,954	$513
Provision for doubtful accounts and sales returns	10,040	4,144
Write-offs, net of recoveries	(13,327)	(855)

Balance, end of period	$27,667	$3,802

4. INVENTORIES

        Inventories consist of the following (in thousands):

	June 28, 2008	December 31, 2007
Components and raw materials	$33,694	$35,534
Work in process	6,892	6,626
Finished goods	52,137	54,411
Inventory held on consignment	21,801	22,159

	114,524	118,730
Less—inventory reserves	(8,918)	(7,826)

	$105,606	$110,904

        A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 28, 2008	June 30, 2007
Balance, beginning of period	$7,826	$918
Provision charged to cost of sales	2,727	649
Recoveries (write-offs) charged to reserve	(1,635)	(374)

Balance, end of period	$8,918	$1,193

        The write-offs charged to the reserve were principally related to the disposition of fully reserved inventory.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. GOODWILL AND INTANGIBLE ASSETS

        A summary of adjustments to our goodwill balance for the six months ended June 28, 2008 is as follows (in thousands):

Balance, beginning of period	$1,201,282
Foreign currency translation adjustments	5,340
Adjustments to purchase price allocation of acquired businesses	(793)

Balance, end of period	$1,205,829

        For the six months ended June 28, 2008, goodwill related to the DJO Opco acquisition was reduced by $688,000 to reflect changes in our preliminary estimates of the acquired property and equipment and assumed liabilities (see Note 11). In addition, goodwill related to Blackstone's 2006 acquisition of ReAble (the "Prior Transaction") was reduced by $32,000 to reflect an adjustment to deferred taxes as of the acquisition date and goodwill related to our 2006 acquisition of Cefar AB was reduced by $73,000 in connection with the settlement of a contingent payment.

        Identifiable intangible assets consisted of the following as of June 28, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,187	$(37,469)	$420,718
Customer-based	478,278	(38,318)	439,960

	$936,465	$(75,787)	$860,678

Indefinite-lived intangible assets:
Trademarks			457,686
Accumulated foreign currency translation adjustments			7,288

Total identifiable intangible assets			$1,325,652

        Identifiable intangible assets consisted of the following as of December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$457,463	$(18,484)	$438,979
Customer-based	477,942	(19,047)	458,895

	$935,405	$(37,531)	$897,874

Indefinite-lived intangible assets:
Trademarks			457,686
Accumulated foreign currency translation adjustments			4,801

Total identifiable intangible assets			$1,360,361

        Our amortizable intangible assets are being amortized over the estimated useful lives ranging from two to 20 years.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Future estimated amortization expense related to acquired intangible assets is as follows (in thousands):

Remaining 2008	$38,115
2009	75,963
2010	75,024
2011	73,657
2012	72,454
Thereafter	525,465

$860,678

        Our goodwill and intangible assets are allocated by segment as follows (in thousands):

June 28, 2008:	Goodwill	Intangible Assets, net
Domestic Rehabilitation Segment	$960,662	$1,069,102
International Rehabilitation Segment	197,761	228,253
Surgical Implant Segment	47,406	28,297

Total	$1,205,829	$1,325,652

December 31, 2007:	Goodwill	Intangibles, net
Domestic Rehabilitation Segment	$961,382	$1,104,093
International Rehabilitation Segment	192,494	226,842
Surgical Implant Segment	47,406	29,426

Total	$1,201,282	$1,360,361

6. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	June 28, 2008	December 31, 2007
Wages and related expenses	$28,404	$31,232
Commissions and royalties	13,199	13,114
Taxes	5,334	6,119
Restructuring costs (see Note 11)	3,549	9,563
Professional fees	3,106	6,693
Other accrued liabilities	38,798	26,915

	$92,390	$93,636

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt (including capital lease obligations) consists of the following (in thousands):

	June 28, 2008	December 31, 2007
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($11.7 million and $12.5 million at June 28, 2008 and December 31, 2007, respectively)	$1,050,606	$1,052,514
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	4,210	4,239
Capital lease obligations and other	912	1,054

	1,830,728	1,832,807
Less current portion	(14,170)	(14,209)

Long-term debt and capital leases, net of current portion	$1,816,558	$1,818,598

Senior Secured Credit Facility

        On November 20, 2007, in connection with the DJO Merger, DJOFL and DJO Holdings LLC ("Holdings") entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. As of June 28, 2008, no amounts were drawn related to our revolving credit facility; however, $0.9 million was used to secure outstanding letters of credit.

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

        On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 14). As of June 28, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.70%.

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

  •
  make investments, loans or advances;

  •
  repay subordinated indebtedness;

  •
  make certain acquisitions;

  •
  engage in certain transactions with affiliates;

  •
  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions;

  •
  amend material agreements governing our subordinated indebtedness; and

  •
  change our lines of business.

        In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio, starting at 5.1:1 as of the twelve months ended June 28, 2008 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the initial covenant level as of June 28, 2008.

10.875% Senior Notes Payable

        On November 20, 2007, DJOFL and Finco (collectively, the "Issuers") issued $575.0 million aggregate principal amount of 10.875% Notes under an indenture dated as of November 20, 2007 (the "10.875% Indenture") among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. On July 2, 2008, our amended registration statement, filed in June 2008 on Form S-4 with the Securities and Exchange Commission (the "Commission") relating to an offer to exchange these privately issued 10.875% Notes, for registered 10.875% Notes was declared effective. The exchange offer was completed July 31, 2008.

        The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately equal to the principal amount of $575.0 million as of June 28, 2008 and was determined using trading prices for the notes on or near that date.

         Optional Redemption.    Under the 10.875% Indenture, prior to November 15, 2011, the Issuers have the option to redeem some or all of the 10.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2011, the Issuers may redeem some or all of the 10.875% Notes at a redemption price of 105.438% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.719% and 100% of the then outstanding principal balance at November 2012 and November 2013, respectively. Additionally, from time to time, before November 15, 2010, the Issuers may redeem up to 35% of the 10.875% Notes at a redemption price equal to 110.875% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

         Change of Control.    Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

then-outstanding 10.875% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 10.875% Notes at 101% of their principal amount, plus accrued and unpaid interest.

         Covenants.    The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of June 28, 2008, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

        The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the "11.75% Notes"). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

        The market value of the 11.75% Notes was approximately $185.5 million as of June 28, 2008 and was determined using trading prices for the notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

        The 11.75% Notes contain similar provisions as the 10.875% Notes with respect to change of control and covenant requirements. Under the Indenture governing the 11.75% Notes (the "11.75% Indenture"), prior to November 15, 2010, the Issuers have the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, the Issuers may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest on the notes. The redemption price decreases to 102.938% and 100.000% of the then outstanding principal balance at November 2011 and November 2012, respectively. Additionally, from time to time, before November 15, 2009, the Issuers may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

Cefar Indebtedness

        Our Cefar-Compex division has certain debt outstanding under revolving credit facilities and term loans to various European banks. At June 28, 2008, the balances outstanding were $2.4 million for the revolving credit facilities and $1.8 million for the term loans.

Debt Issue Costs

        We incurred $30.7 million, $24.1 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at June 28, 2008 and December 31, 2007. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

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

Employee Stock Options

        During the six months ended June 28, 2008 we have granted 4,417,114 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees. DJO adopted a form of non-statutory stock option agreement (the "DJO Form Option Agreement") for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees' continued employment with us ("Time-Based Tranche"). Another one-third of stock options will vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow over time ("Performance-Based Tranche"), as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and free cash flow ("Enhanced Performance-Based Tranche"). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees' separation from service with us.

        In addition, in an effort to align our objectives following the DJO Merger with vesting requirements for previously issued stock options under the 2006 Plan, we cancelled all stock options

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

originally granted under the 2006 Plan, except for 63,806 vested Time-Based Tranche options held by 72 employees, and concurrently issued the same or a greater number of options to each 2006 Plan participant under the 2007 Plan (the "Replacement Options"). These Replacement Options were valued in accordance with the modification provisions pursuant to SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), whereby the fair value of the options immediately prior to the date of modification is compared to the fair value of the options at the date of modification, with the incremental fair value, if any, being recognized as future compensation expense. However, under no circumstances can compensation expense be reduced to an amount lower than the original fair value at the date of grant. Replacement Options have an exercise price of $16.46 per share, vest ratably over a predefined period as further described below, and have a contractual term of ten years from the date of modification. The assumptions utilized to determine fair value for Replacement Options were the same as those used to compute the fair value of new options granted during the current year. We did not recognize any additional compensation expense for the three or six months ended June 28, 2008 as a result of the modification.

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

        We recorded non-cash compensation expense of approximately $0.6 million and $1.2 million in the three and six months ended June 28, 2008, respectively, associated with stock options issued under the 2007 Incentive Stock Plan. We recorded non-cash compensation expense of $0.6 million and $1.0 million in the three and six months ended June 30, 2007, respectively, associated with stock options issued under the 2006 Stock Incentive Plan. We record compensation expense for awards with a

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

performance condition only to the extent deemed probable of achievement, with the exception of market-based options originally issued under the 2006 Plan which were modified during the first quarter of 2008 and reallocated to the Time-Based, Performance-Based and Enhanced Performance-Based Tranches. The expense related to the modified stock options is recognized ratably over the expected term of the stock options using the original grant date fair value regardless of the probability of achieving the performance conditions. We are required to reassess at each reporting period whether achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. To date, no amount has been recorded related to the Enhanced Performance-Based Tranche, as achievement of the performance criteria for that tranche is not deemed probable at this time.

        The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value for both new options issued under the 2007 Plan and Replacement Options, expected volatility was based completely on implied volatility of comparable publicly-traded companies. Expected life assumptions were derived from a review of annual historical employee exercise behavior of option grants with similar vesting periods, modified to consider our current status as a privately-owned company. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service and performance-based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect at the time of grant.

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the six months ended June 28, 2008 and June 30, 2007:

	Six Months Ended
	June 28, 2008	June 30, 2007
Expected dividends	0.0%	0.0%
Expected volatility	27.4% - 60.0%	56.0% - 60.0%
Risk-free rate	3.22% - 4.7%	4.7%
Expected term (in years)	4.7 - 7.1 years	5.2 - 7.1 years

Non-Employee Stock Options

        On May 22, 2008, we granted 37,800 stock options under the 2007 Plan to non-employees ("non-employee options"). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The nonemployee option agreement does not include any performance requirements on the optionee's part in order to vest in the options granted.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

        Non-employee options are accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). In accordance with EITF 96-18 the fair value of each option will be remeasured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

        In estimating fair value for options issued, expected volatility was based completely on implied volatility of comparable publicly-traded companies. A contractual life of ten years was used in place of the expected term. The risk-free rate used in calculating the fair value of the non-employee stock options for periods within the contractual life is based on the U.S. Treasury yield bond curve in effect at the time of grant.

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of the non-employee stock options for the six months ended June 28, 2008:

Six Months Ended
June 28, 2008
Expected dividends	0.0%
Expected volatility	27.41%
Risk-free rate	3.92%
Contractual term (in years)	10 years

        We recorded non-cash compensation expense of approximately $15,000 in each of the three and six month periods ended June 28, 2008, respectively, associated with non-employee stock options issued under the 2007 Incentive Stock Plan.

Summary of Activity for Employee & Non-Employee Stock Options

        A summary of option activity under the 2007 Plan for the six months ended June 28, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,550,627	$12.97
Granted, including Replacement Options	4,454,914	$16.46
Exercised	—	—
Forfeited, including options cancelled	(1,084,386)	$16.46

Outstanding at June 28, 2008	6,921,155	$14.67	8.81	$12,458,820

Exercisable at June 28, 2008	2,481,351	$11.46	7.43	$12,458,820

        For the three and six months ended June 28, 2008 and June 30, 2007, the weighted-average grant-date fair value of stock options granted was $5.06, $5.37, $9.38 and $9.36, respectively.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

        Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was $15.7 million as of June 28, 2008. We anticipate this expense to be recognized over a weighted-average period of approximately 4.5 years. However, compensation expense associated with performance-based options under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of certain performance targets are deemed probable.

Restricted Stock

        On March 13, 2007, we granted 15,189 shares of restricted stock awards to an executive officer pursuant to the terms of a restricted stock agreement under the 2006 Plan. The shares are subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. On November 20, 2007, we granted 24,300 shares of restricted stock awards to the same executive officer pursuant to the terms of a restricted stock agreement under the 2007 Incentive Stock Plan, which will all vest on January 1, 2009. In connection with the termination of the employment of this executive officer (Refer to Note 12), we expect all of the unvested shares of these restricted stock awards to be cancelled.

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

Domestic Rehabilitation Segment

        Our Domestic Rehabilitation Segment, which generates most of its revenues in the United States, is divided into three main businesses:

  •
  Bracing and Supports.  Our Bracing and Supports division offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.

  •
  Empi.  Our Empi division offers products in the category of home electrotherapy, bone growth stimulation products, which were acquired with the DJO Merger, iontophoresis, and home traction.

  •
  Chattanooga.  Our Chattanooga Group division offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion ("CPM") devices and dry heat therapy.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

International Rehabilitation Segment

        Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

  •
  Bracing and Supports.  The international sales of our Bracing and Supports division offers DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.

  •
  Ormed.DJO.  Our Ormed.DJO business provides bracing, CPM, electrotherapy and other products primarily in Germany.

  •
  Cefar-Compex.  Our Cefar-Compex business provides electrotherapy products for medical and consumer markets and other physical therapy and rehabilitation products primarily in Europe.

Surgical Implant Segment

        Our Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

        Information regarding our reportable business segments is presented below (in thousands). This information excludes the impact of certain expenses not allocated to segments, primarily general

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

corporate expenses. Information for the three and six months ended June 30, 2007 has been restated to reflect our current reportable segments.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales:
Domestic Rehabilitation Segment	$173,384	$68,087	$340,282	$138,656
International Rehabilitation Segment	63,823	25,997	121,694	49,789
Surgical Implant Segment	18,737	16,644	37,900	33,445
Intersegment revenues	(6,143)	(4,475)	(10,347)	(8,930)

Consolidated net sales	$249,801	$106,253	$489,529	$212,960

Gross profit:
Domestic Rehabilitation Segment	$104,854	$38,893	$201,611	$78,470
International Rehabilitation Segment	39,611	14,114	72,729	24,559
Surgical Implant Segment	13,714	11,502	28,484	23,111
Expenses not allocated to segments/Eliminations	(209)	(2,117)	(210)	(2,323)

Consolidated gross profit	$157,970	$62,392	$302,614	$123,817

Operating income:
Domestic Rehabilitation Segment	$18,049	$3,305	$29,691	$9,073
International Rehabilitation Segment	9,394	1,487	15,795	715
Surgical Implant Segment	1,621	1,423	3,985	2,066
Expenses not allocated to segments/Eliminations	(14,001)	(5,882)	(26,168)	(11,212)

Consolidated operating income	$15,063	$333	$23,303	$642

        The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures. We do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Area

        Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales:
United States	$178,474	$75,464	$352,247	$153,277
Germany	22,129	9,574	42,369	19,368
Other Europe, Middle East, & Africa	38,058	17,118	73,510	32,362
Asia Pacific	3,418	1,810	6,518	3,324
Other	7,722	2,287	14,885	4,629

	$249,801	$106,253	$489,529	$212,960

        Following are our long-lived assets by geographic area (in thousands):

	June 28, 2008	December 31, 2007
United States	$134,242	$2,592,799
International	2,540,428	118,013

	$2,674,670	$2,710,812

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

        For the three and six months ended June 28, 2008, we recorded income tax benefits of approximately $6.3 million and $17.4 million, respectively, on pre-tax losses of approximately $26.8 million and $61.9 million, respectively, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the three and six months ended June 30, 2007, we recorded income tax benefits of approximately $5.6 million and $7.9 million, respectively, on pre-tax losses of approximately $13.6 million and $26.9 million, respectively, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). We adopted the provisions of FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. INCOME TAXES (Continued)

transition. Our gross unrecognized tax benefit has not materially changed from the $16.2 million recorded as of December 31, 2007.

11. RESTRUCTURING AND RELATED CHARGES

        We have implemented several restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related primarily to the integration of businesses we have acquired. At present, our restructuring efforts are primarily related to the integration of DJO Opco following the DJO Merger. As of June 28, 2008, these restructuring activities are ongoing and additional expenses are expected to be incurred in future periods.

        At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete. The plan was approved and initiated after the consummation of the DJO Merger. In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California. Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also announced the future termination of certain employees related to the move of certain activities of our Bone Growth Stimulation ("BGS") product line operations from Vista, California to St. Paul, Minnesota. Internationally, we closed a facility in Germany and anticipate facility closures in certain other locations in an effort to integrate and realize cost synergies in our international operations. As of June 28, 2008, approximately $2.7 million was accrued related to severance and facility exit costs not yet paid. Additionally, approximately $0.8 million has been accrued as of June 28, 2008 related to purchase of rights to distributor territories in connection with the DJO Merger. We also assumed $1.9 million of severance due to a former executive officer of a business acquired by DJO Opco prior to the DJO Merger, which was paid in the first quarter of 2008.

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

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. RESTRUCTURING AND RELATED CHARGES (Continued)

        A summary of the activity relating to the restructuring for the six months ended June 28, 2008 is as follows (in thousands):

	Lease Termination Costs	Severance	Purchase of Rights to Distributor Territories	Total
Balance, beginning of period	$1,349	$6,087	$2,127	$9,563
Expensed during period	—	2,184	—	2,184
Adjustments to goodwill	46	(766)	(458)	(1,178)
Payments made during period	(403)	(5,744)	(745)	(6,892)
Adjustments to estimated costs	—	(65)	(123)	(188)
Foreign currency translation	37	23	—	60

Balance, June 28, 2008	$1,029	$1,719	$801	$3,549

12. COMMITMENTS AND CONTINGENCIES

        In December 2006, we recorded approximately $1.1 million as a contingent liability with an offsetting adjustment to goodwill relating to litigation against Compex Technologies, Inc. ("Compex") regarding a dispute over custom duties and VAT on imported goods prior to the date of acquisition. In February 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. In June 2008, the Appeal Court of Paris announced a preliminary judgment in our favor. We are waiting on written notice of the final judgment. In the event the final ruling is in our favor, we will reverse the amount accrued and record it as a reduction to goodwill. We expect to receive final judgment before the end of the fiscal year.

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

        In November 2007, the parties entered into a memorandum of understanding ("MOU"), pursuant to which the parties agreed to settle the consolidated action subject to court approval. The MOU provided for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the MOU, the defendants acknowledged that the consolidated action

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the MOU, defendants deny all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and deny that they are engaged in any wrongdoing or violation of law or breach of duty. Defendants also do not make any admission that the supplemental disclosures are material. The parties signed a settlement agreement containing these terms and requested court approval. On June 13, 2008 the court entered an order granting final approval of the settlement after providing notice and opportunity to be heard to the members of the class. The court's order will be final if not appealed within 60 days after entry of the order.

        Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests, including audits by the U.S. Food and Drug Administration (the "FDA") of our compliance with federal requirements for our facilities and related quality and manufacturing processes. In the first quarter of 2008 we received an FDA Form 483 "Inspectional Observations" in connection with an audit of our Chattanooga division of our Domestic Rehabilitation segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. During the second quarter, we received a warning letter relating to the reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product.

        The manufacturing and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in 14 product liability cases related to a drug infusion pump product manufactured by a third party manufacturer that we distribute through our Bracing and Supports division of our Domestic Rehabilitation segment. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Our product liability carrier has accepted coverage of these cases, subject to customary reservations, and is providing the Company with the defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1 million and $10 million.

        We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances a product liability claim could also result in our having to recall some of our products, which could result in

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

significant costs to us. As of June 28, 2008 and December 31, 2007, we have accrued approximately $2.2 million and $1.9 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain historical product liability claims involving our Surgical Implant Segment.

        In May 2008, we announced that an executive officer tendered his resignation and as of June 28, 2008 he is no longer providing services to the Company. We expect to enter into a separation agreement with this executive officer in excess of the amounts due under his original employment agreement. Under the pending separation agreement we estimate that we would pay approximately $2.1 million plus any excise taxes in settlement of all potential obligations and a release of claims. As such, we have accrued an estimated $2.8 million, consisting of the $2.1 million separation payment and $0.7 million for other related costs, within other current liabilities in the condensed consolidated balance sheet as of June 28, 2008.

13. RELATED PARTY TRANSACTIONS

        In connection with the DJO Merger, Blackstone Management Partners V L.L.C. ("BMP") has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million and 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. Prior to the DJO Merger, the annual BMP monitoring fee was equal to $3.0 million. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL's assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For the six months ended June 28, 2008 and June 30, 2007, we expensed $3.5 million and $1.5 million, respectively, related to the monitoring fee. This is recorded as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

14. DERIVATIVE INSTRUMENTS

        We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market,

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. DERIVATIVE INSTRUMENTS (Continued)

the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. As of June 28, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $11.7 million. For the three and six months ended June 28, 2008, we recognized a gain on future forward Mexico peso contracts for the remainder of 2008 of approximately $371,000 and $751,000, respectively.

        Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the then existing revolving credit facility. We had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, we paid a fixed rate of 5.17% and received a variable rate equal to the then current three month LIBOR rate. On November 19, 2007, in anticipation of the DJO Merger and incurrence of new indebtedness, we terminated these swaps and recognized $4.8 million of related interest expense. On November 20, 2007, we entered into a new interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in 2009 (the notional amount was $500.0 million as of June 28, 2008).

        The fair value of our interest rate swap agreement recorded in the accompanying unaudiated condensed consolidated balance sheets as of June 28, 2008 and December 31, 2007 was a loss of approximately $8.4 million and $3.9 million, respectively, and is recorded in other non-current liabilities. We believe our interest rate swap is highly effective. Derivative net losses on our interest rate swap agreement of $1.9 million and $1.1 million, on a pre-tax basis, were included in interest expense in the three and six months ended June 28, 2008, respectively. Derivative net gains on our interest rate swap agreement of $180,000 and $130,000, on a pre-tax basis, were included in interest expense in the three and six months ended June 30, 2007, respectively. Derivative gains and losses are reported as accumulated other comprehensive income, net of tax, until such time as they are reported in income along with the hedged item.

        In accordance with SFAS No. 157, "Fair Value Measurement", we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 28, 2008, the fair value of our interest rate swap agreement was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        On November 20, 2007, in connection with the DJO Merger, DJOFL and its direct wholly-owned subsidiary, Finco, issued the 10.875% Notes with an aggregate principal amount of $575.0 million. On

DJO Finance LLC and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

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

        The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of June 28, 2008 and December 31, 2007 and for the three and six months ended June 28, 2008 and June 30, 2007, respectively.

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheets
As of June 28, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$26,698	$16,815	$—	$43,513
Accounts receivable, net	—	129,543	44,421	—	173,964
Inventories, net	—	90,613	22,276	(7,283)	105,606
Deferred tax assets, net	—	29,791	—	(146)	29,645
Prepaid expenses and other current assets	—	14,147	2,131	—	16,278

Total current assets	—	290,792	85,643	(7,429)	369,006
Property and equipment, net	—	70,706	13,267	(1,568)	82,405
Goodwill	—	1,123,876	81,953	—	1,205,829
Intangible assets, net	—	1,288,071	37,581	—	1,325,652
Investment in subsidiaries	1,157,018	160,582	56,800	(1,374,400)	—
Intercompany receivable	1,311,946	—	5,985	(1,317,931)	—
Other non-current assets	55,493	3,850	1,441	—	60,784

Total assets	$2,524,457	$2,937,877	$282,670	$(2,701,328)	$3,043,676

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$—	$29,203	$9,176	$—	$38,379
Long-term debt and capital leases, current portion	10,650	719	2,801	—	14,170
Other current liabilities	27,893	62,644	29,791	—	120,328

Total current liabilities	38,543	92,566	41,768	—	172,877
Long-term debt and capital leases, net of current portion	1,814,955	179	1,424	—	1,816,558
Deferred tax liabilities, net	—	361,649	10,347	—	371,996
Intercompany payable	—	1,228,105	91,521	(1,319,626)	—
Other non-current liabilities	8,360	9,482	—	—	17,842

Total liabilities	1,861,858	1,691,981	145,060	(1,319,626)	2,379,273
Minority interests	—	—	1,804	—	1,804
Membership equity	662,599	1,245,896	135,806	(1,381,702)	662,599

Total liabilities, minority interests and membership equity	$2,524,457	$2,937,877	$282,670	$(2,701,328)	$3,043,676

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

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations
For the Three Months Ended June 28, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$203,137	$70,451	$(23,787)	$249,801
Cost of sales	—	76,712	38,948	(23,829)	91,831

Gross profit	—	126,425	31,503	42	157,970
Operating expenses:
Selling, general and administrative	—	91,617	24,924	(4)	116,537
Research and development	—	6,528	702	—	7,230
Amortization of acquired intangibles	—	18,589	551	—	19,140

Operating income	—	9,691	5,326	46	15,063
Other income (expense):
Interest income	10,572	966	195	(11,470)	263
Interest expense	(42,345)	(10,607)	(1,013)	11,470	(42,495)
Other income (expense), net	10,977	500	(177)	(10,977)	323

Income (loss) before income taxes and minority interests	(20,796)	550	4,331	(10,931)	(26,846)
Provision (benefit) for income taxes	—	(7,245)	902	—	(6,343)
Minority interests	—	—	295	—	295

Net income (loss)	$(20,796)	$7,795	$3,134	$(10,931)	$(20,798)

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations
For the Six Months Ended June 28, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$399,900	$133,718	$(44,089)	$489,529
Cost of sales	—	156,090	75,005	(44,180)	186,915

Gross profit	—	243,810	58,713	91	302,614
Operating expenses:
Selling, general and administrative	—	180,511	46,644	(6)	227,149
Research and development	—	12,485	1,421	—	13,906
Amortization of acquired intangibles	—	37,179	1,077	—	38,256

Operating income	—	13,635	9,571	97	23,303
Other income (expense):
Interest income	26,321	2,408	347	(28,226)	850
Interest expense	(87,305)	(26,530)	(2,073)	28,226	(87,682)
Other income (expense), net	16,026	876	790	(16,026)	1,666

Income (loss) before income taxes and minority interests	(44,958)	(9,611)	8,635	(15,929)	(61,863)
Provision (benefit) for income taxes	—	(19,402)	2,004	—	(17,398)
Minority interests	—	—	495	—	495

Net income (loss)	$(44,958)	$9,791	$6,136	$(15,929)	$(44,960)

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$82,685	$24,596	$(1,028)	$106,253
Cost of sales	—	34,937	10,020	(1,096)	43,861

Gross profit	—	47,748	14,576	68	62,392
Operating expenses:
Selling, general and administrative	—	40,455	10,827	—	51,282
Research and development	—	3,003	1,103	—	4,106
Amortization of acquired intangibles	—	5,956	715	—	6,671

Operating income	—	(1,666)	1,931	68	333
Other income (expense):
Interest income	3,915	2,007	71	(5,783)	210
Interest expense	(13,988)	(4,154)	(1,692)	5,783	(14,051)
Other income (expense), net	1,996	(63)	(26)	(1,993)	(86)

Income (loss) before income taxes and minority interests	(8,077)	(3,876)	284	(1,925)	(13,594)
Provision (benefit) for income taxes	—	(5,828)	224	—	(5,604)
Minority interests	—	—	87	—	87

Net income (loss)	$(8,077)	$1,952	$(27)	$(1,925)	$(8,077)

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$167,676	$47,610	$(2,326)	$212,960
Cost of sales	—	68,853	22,654	(2,364)	89,143

Gross profit	—	98,823	24,956	38	123,817
Operating expenses:
Selling, general and administrative	—	81,728	20,528	—	102,256
Research and development	—	5,758	1,983	—	7,741
Amortization of acquired intangibles	—	11,818	1,360	—	13,178

Operating income (loss)	—	(481)	1,085	38	642
Other income (expense):
Interest income	7,874	2,744	134	(10,325)	427
Interest expense	(27,930)	(8,352)	(2,115)	10,325	(28,072)
Other income (expense), net	890	(2)	58	(890)	56

Loss before income taxes and minority interest	(19,166)	(6,091)	(838)	(852)	(26,947)
Provision (benefit) for income taxes	—	(8,475)	529	—	(7,946)
Minority interests	—	—	165	—	165

Net income (loss)	$(19,166)	$2,384	$(1,532)	$(852)	$(19,166)

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 28, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(44,958)	$9,792	$6,135	$(15,929)	$(44,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	9,010	2,552	(370)	11,192
Amortization of intangibles	—	37,179	1,077	—	38,256
Amortization of debt issuance costs	6,849	—	—	—	6,849
Stock-based compensation	—	1,227	—	—	1,227
Asset impairments and loss on disposal of assets	—	977	247	(48)	1,176
Deferred income taxes	—	(19,551)	(215)	—	(19,766)
Non-cash income from subsidiaries	(16,026)	—	—	16,026	—
Provision for doubtful accounts and sales returns	—	9,697	343	—	10,040
Inventory reserves	—	2,481	246	—	2,727
Minority interests	—	—	495	—	495
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(18,242)	(9,393)	—	(27,635)
Inventories	—	2,583	599	53	3,235
Prepaid expenses, other assets and liabilities	9	(1,106)	2,000	—	903
Accounts payable and other current liabilities	17,720	(8,532)	1,888	—	11,076

Net cash (used in) provided by operating activities	(36,406)	25,515	5,974	(268)	(5,185)
INVESTING ACTIVITIES:
Acquisition of intangible assets	—	(1,060)	—	—	(1,060)
Acquisition of businesses, net cash acquired	—	(89)	—	—	(89)
Purchases of property and equipment	—	(10,256)	(2,567)	268	(12,555)
Other, net	—	933	—	—	933

Net cash (used in) provided by investing activities	—	(10,472)	(2,567)	268	(12,771)
FINANCING ACTIVITIES:
Intercompany	38,550	(32,899)	(5,651)	—	—
Proceeds from debt and revolving line of credit	7,000	—	—	—	7,000
Payments on debt and revolving line of credit	(9,663)	(140)	(334)	—	(10,137)

Net cash provided by (used in) financing activities	35,887	(33,039)	(5,985)	—	(3,137)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,135	—	1,135

Net (decrease) increase in cash and cash equivalents	(519)	(17,996)	(1,443)	—	(19,958)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471

Cash and cash equivalents at end of period	$—	$26,698	$16,815	$—	$43,513

 DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(19,166)	$2,384	$(1,532)	$(852)	$(19,166)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	4,813	1,742	(376)	6,179
Amortization of intangibles	—	11,818	1,360	—	13,178
Amortization of debt issuance costs	1,906	—	—	—	1,906
Stock-based compensation	—	1,004	—	—	1,004
Asset impairments and loss on disposal of assets	—	113	353	(48)	418
Deferred income taxes	—	(8,801)	(949)	—	(9,750)
Non-cash income from subsidiaries	(890)	—	—	890	—
Provision for doubtful accounts and sales returns	—	3,902	242	—	4,144
Inventory reserves	—	602	47	—	649
Minority interests	—	—	165	—	165
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations, net of gain on disposal	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(9,656)	(1,230)	—	(10,886)
Inventories	—	3,227	908	138	4,273
Prepaid expenses, other assets and liabilities	(395)	(6,162)	(879)	—	(7,436)
Accounts payable and other current liabilities	(319)	7,245	111	—	7,037

Net cash provided by (used in) operating activities	(18,864)	10,850	338	(248)	(7,924)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(7,246)	(432)	—	(7,678)
Proceeds from sale of assets	—	4,480	7	—	4,487
Purchases of property and equipment	—	(5,942)	(1,451)	248	(7,145)

Net cash used in investing activities	—	(8,708)	(1,876)	248	(10,336)
FINANCING ACTIVITIES:
Intercompany	8,499	(10,597)	2,098	—	—
Payments on long-term obligations	(1,750)	(240)	127	—	(1,863)
Proceeds on long-term obligations	12,500	—	—	—	12,500
Payment of debt issuance costs	(370)	—	—	—	(370)
Excess tax benefit associated with stock option exercises	—	17	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)

Net cash provided by (used in) financing activities	18,879	(10,820)	1,999	—	10,058
Effect of exchange rate changes on cash and cash equivalents	—	—	166	—	166

Net increase (decrease) in cash and cash equivalents	15	(8,678)	627	—	(8,036)
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903

Cash and cash equivalents at end of period	$27	$13,972	$8,868	$—	$22,867

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following management's discussion and analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Some of these factors are described under the heading "Risk Factors" below. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

  •
  Bracing and Supports.  Our Bracing and Supports division was acquired with the DJO Merger and offers DonJoy, ProCare, and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems. This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

  •
  Empi.  Our Empi division offers products in the category of home electrotherapy, bone growth stimulation products, which were acquired with the DJO Merger, iontophoresis, and home traction. This division also includes our Rehab Med + Equip ("RME") and EmpiCare businesses. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site. Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

  •
  Chattanooga.  Our Chattanooga Group division offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, CPM devices and dry heat therapy.

International Rehabilitation Segment

        Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

  •
  the international sales of our Bracing and Supports division, which offers DonJoy, ProCare, and Aircast products,

  •
  our Ormed.DJO business, which provides bracing, CPM, electrotherapy and other products primarily in Germany, and

  •
  our Cefar-Compex business, which provides electrotherapy products for medical and consumer markets and other physical therapy and rehabilitation products primarily in Europe.

Surgical Implant Segment

        Our Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

        Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

        Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three and six months ended June 28, 2008 and June 30, 2007, respectively. This information excludes the impact of certain expenses not allocated to segments, which are primarily comprised of general corporate expenses for all periods presented. The segment information includes the impact of purchase accounting and related amortization of acquired intangible assets related to our recent acquisitions as described in Note 2 to our unaudited condensed consolidated financial statements, as well as certain integration costs and restructuring costs as described in Note 11 to our unaudited condensed consolidated financial statements. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Domestic Rehabilitation:
Net sales	$173,384	$68,087	$340,282	$138,656
Gross profit	$104,854	$38,893	$201,611	$78,470
Gross profit margin	60.5%	57.1%	59.2%	56.6%
Operating income	$18,049	$3,305	$29,691	$9,073
Operating income as a percent of net segment sales	10.4%	4.9%	8.7%	6.5%
International Rehabilitation:
Net sales	$63,823	$25,997	$121,694	$49,789
Gross profit	$39,611	$14,114	$72,729	$24,556
Gross profit margin	62.1%	54.3%	59.8%	49.3%
Operating income	$9,394	$1,487	$15,795	$715
Operating income as a percent of net segment sales	14.7%	5.7%	13.0%	1.5%
Surgical Implant:
Net sales	$18,737	$16,644	$37,900	$33,445
Gross profit	$13,714	$11,502	$28,484	$23,113
Gross profit margin	73.2%	69.1%	75.2%	69.1%
Operating income	$1,621	$1,423	$3,984	$2,066
Operating income as a percent of net segment sales	8.7%	8.5%	10.5%	6.2%

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

Results of Operations

        The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Net sales	$249,801	100.0%	$106,253	100.0%	$489,529	100.0%	$212,960	100.0%
Cost of sales	91,831	36.8	43,861	41.3	186,915	38.2	89,143	41.9

Gross profit	157,970	63.2	62,392	58.7	302,614	61.8	123,817	58.1
Operating expenses:
Selling, general and administrative	116,537	46.7	51,282	48.3	227,149	46.4	102,256	48.0
Research and development	7,230	2.9	4,106	3.9	13,906	2.8	7,741	3.6
Amortization of acquired intangibles	19,140	7.7	6,671	6.3	38,256	7.8	13,178	6.2

Operating income	15,063	6.0	333	0.3	23,303	4.8	642	0.3
Other income (expense):
Interest income	263	0.1	210	0.2	850	0.2	427	0.2
Interest expense	(42,495)	(17.0)	(14,051)	(13.2)	(87,682)	(17.9)	(28,072)	(13.2)
Other income (expense), net	323	0.1	(86)	(0.1)	1,666	0.3	56	0.0

Loss before income taxes and minority interests	(26,846)	(10.8)	(13,594)	(12.8)	(61,863)	(12.6)	(26,947)	(12.7)
Benefit for income taxes	(6,343)	(2.5)	(5,604)	(5.3)	(17,398)	(3.6)	(7,946)	(3.7)
Minority interests	295	0.1	87	0.1	495	0.1	165	0.1

Net loss	$(20,798)	(8.3)%	$(8,077)	(7.6)%	$(44,960)	(9.2)%	$(19,166)	(9.0)%

Three Months Ended June 28, 2008 compared to Three Months Ended June 30, 2007

         Net Sales.    Our net sales for the three months ended June 28, 2008 were $249.8 million, representing an increase of 135.1% from net sales of $106.3 million for the three months ended June 30, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007) and the IOMED (August 2007) and Saunders (July 2007) acquisitions and continued growth across our product lines. Revenues associated with business acquisitions were approximately $130.8 million for three months ended June 28, 2008. For the three months ended June 28, 2008, we generated 25.5% of our net sales from customers outside the United States as compared to 24.5% for the three months ended June 30, 2007. Net sales were also positively impacted for the three months ended June 28, 2008 by $7.6 million due to favorable changes in foreign exchange rates compared to rates in effect for the three months ended June 30, 2007.

        The following table sets forth the mix of our net sales for the three months ended June 28, 2008 compared to the three months ended June 30, 2007:

	Three Months Ended
($ in thousands)	June 28, 2008	% of Net Revenues	June 30, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$173,384	69.4%	$68,087	64.1%	$105,297	154.7%
International Rehabilitation Segment	63,823	25.5	25,997	24.5	37,826	145.5
Surgical Implant Segment	18,737	7.5	16,644	15.6	2,093	12.6
Intersegment revenues	(6,143)	(2.4)	(4,475)	(4.2)	(1,668)	37.3

Consolidated net sales	$249,801	100.0%	$106,253	100.0%	$143,548	135.1%

        Net sales in our Domestic Rehabilitation Segment were $173.4 million for the three months ended June 28, 2008, reflecting an increase of 154.7% over net sales of $68.1 million for the three months ended June 30, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth from our core product lines including catalog and electrotheraphy.

        Net sales in our International Rehabilitation Segment for the three months ended June 28, 2008 were $63.8 million, reflecting an increase of 145.5% from net sales of $26.0 million for the three months ended June 30, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $7.6 million for the three months ended June 28, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the three months ended June 30, 2007.

        Net sales in our Surgical Implant Segment increased to $18.8 million from $16.6 million for the three months ended June 28, 2008, representing a 12.6% increase over the same period in the prior year. The increase was driven primarily by growth in our hip and knee implant product lines.

        Sales of new products for all segments, which include products that have been on the market less than one year, were $12.0 million for the three months ended June 28, 2008, compared to new product sales of $8.7 million for the three months ended June 30, 2007.

         Gross Profit.    Consolidated gross profit as a percentage of net sales increased to 63.2% for the three months ended June 28, 2008 from 58.7% for the three months ended June 30, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $3.0 million of reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $3.0 million for the three months ended June 30, 2007.

        Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 60.5% for the three months ended June 28, 2008 from 57.1% for the three months ended June 30, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $0.7 million of reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $0.7 million for the three months ended June 30, 2007.

        Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 62.1% for the three months ended June 28, 2008 from 54.3% for the three months ended June 30, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $0.4 million of reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $0.4 million for the three months ended June 30, 2007.

        Gross profit in our Surgical Implant Segment as a percentage of gross sales increased to 73.2% for the three months ended June 28, 2008 from 69.1% for the three months ended June 30, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and included $2.0 million of reduced amortization of purchased inventory fair value adjustments related to the acquisition of this business in the prior year. The amortization of purchased inventory fair value adjustments included in cost of sales was $2.0 million for the three months ended June 30, 2007.

         Selling, General and Administrative.    Our selling, general and administrative expenses increased to $116.5 million for the three months ended June 28, 2008 from $51.3 million for the three months ended June 30, 2007 due to additional expenses associated with the operating activities of our recent acquisitions, including certain incremental costs related to the integration of the acquired businesses. The following table sets forth certain incremental costs associated with the integration of our recent acquisitions:

	Three Months Ended
($ in thousands)	June 28, 2008	June 30, 2007
Severance and relocation expenses	$5,308	$75
Integration expenses	8,575	1,846

	$13,883	$1,921

        Severance and relocation expenses for the three months ended June 28, 2008 consists of $1.9 million of severance payments made to employees in connection with the DJO Merger, $0.6 million of severance payments made to employees in connection with other recent acquisitions and $2.8 million of estimated separation payments and other expenses in connection with the termination of one of the Company's executive officers. Integration expenses for the three months ended June 28, 2008 included $7.5 million of integration costs incurred in connection with the DJO Merger and $1.1 million of integration costs related to other recent acquisitions. Integration expenses for the three months ended June 30, 2007 included $1.5 million and $0.3 million of integration costs incurred in connection with recent acquisitions and the Prior Transaction, respectively.

         Research and Development.    Our research and development expense increased to $7.2 million for the three months ended June 28, 2008 from $4.1 million for the three months ended June 30, 2007. The increase is primarily due to expenses incurred by the operations of our recent acquisitions. As a percentage of net sales, research and development expense decreased to 2.9% compared to 3.9% in the prior year second quarter.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with recent acquisitions, which are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $19.1 million for the three months ended June 28, 2008 compared to $6.7 million for the three months ended June 30, 2007. At June 28, 2008, we expect the future amortization of intangibles to be approximately $38.1 million for the remainder of 2008, $76.0 million in 2009, $75.0 million in 2010, $73.7 million in 2011, $72.5 million in 2012, and $525.5 million for the periods thereafter. Future acquisitions of businesses or intangible assets may cause these estimates to differ materially.

         Interest Expense.    Our interest expense increased to $42.5 million for the three months ended June 28, 2008 compared to interest expense of $14.1 million for the three months ended June 30, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

         Benefit for Income Taxes.    For the three months ended June 28, 2008, we recorded $6.3 million of income tax benefit on a pre-tax loss of $26.8 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the three months ended June 30, 2007, we recorded $5.6 million of income tax benefit on a pre-tax loss of $13.6 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Six Months Ended June 28, 2008 compared to Six Months Ended June 30, 2007

         Net Sales.    Our net sales for the six months ended June 28, 2008 were $489.5 million, representing an increase of 129.9% from net sales of $213.0 million for the six months ended June 30, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007) and the IOMED (August 2007) and Saunders (July 2007) acquisitions and continued growth across our product lines. Revenues associated with business acquisitions were approximately $252.8 million for six months ended June 28, 2008. For the six months ended June 28, 2008 and June 30, 2007, we generated 24.9% and 23.4% of our net sales from customers outside the United States, respectively. Net sales were also positively impacted for the six months ended June 28, 2008 by $14.1 million due to favorable changes in foreign exchange rates compared to rates in effect for the six months ended June 30, 2007.

        The following table sets forth the mix of our net sales for the six months ended June 28, 2008 compared to the six months ended June 30, 2007:

	Six Months Ended
($ in thousands)	June 28, 2008	% of Net Revenues	June 30, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$340,282	69.5%	$138,656	65.1%	$201,626	145.4%
International Rehabilitation Segment	121,694	24.9	49,789	23.4	71,905	144.4
Surgical Implant Segment	37,900	7.7	33,445	15.7	4,455	13.2
Intersegment revenues	(10,347)	(2.1)	(8,930)	(4.2)	(1,417)	158.7

Consolidated net sales	$489,529	100.0%	$212,960	100.0%	$276,569	129.9%

        Net sales in our Domestic Rehabilitation Segment were $340.3 million for the six months ended June 28, 2008, reflecting an increase of 145.4% over net sales of $138.7 million for the six months ended June 30, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth from our core product lines including catalog, electrotheraphy and orthotics.

        Net sales in our International Rehabilitation Segment for the six months ended June 28, 2008 were $121.7 million, reflecting an increase of 144.4% from net sales of $49.8 million for the six months ended June 30, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $14.1 million for the six months ended June 28, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the six months ended June 30, 2007.

        Net sales in our Surgical Implant Segment increased to $37.9 million from $33.4 million for the six months ended June 28, 2008, representing a 13.2% increase over the same period in the prior year. The increase was driven primarily by growth in our hip, knee and shoulder implant product lines.

        Sales of new products for all segments, which include products that have been on the market less than one year, were $20.3 million for the six months ended June 28, 2008, compared to new product sales of $11.6 million for the six months ended June 30, 2007.

         Gross Profit.    Consolidated gross profit as a percentage of net sales increased to 61.8% for the six months ended June 28, 2008 from 58.1% for the six months ended June 30, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in consolidated gross profit included $3.0 million of reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $7.1 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

        Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 59.2% for the six months ended June 28, 2008 from 56.6% for the six months ended June 30, 2007. The increase in our gross margin was primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $3.0 million of higher amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $1.7 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

        Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 59.8% for the six months ended June 28, 2008 from 49.3% for the six months ended June 30, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $2.1 million of reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $2.1 million for the six months ended June 30, 2007.

        Gross profit in our Surgical Implant Segment as a percentage of gross sales increased to 75.2% for the six months ended June 28, 2008 from 69.1% for the six months ended June 30, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and included $3.3 million of reduced amortization of purchased inventory fair value adjustments related to the acquisition of this business in the prior year. The amortization of purchased inventory fair value adjustments included in cost of sales was $3.3 million for the six months ended June 30, 2007.

         Selling, General and Administrative.    Our selling, general and administrative expenses increased to $227.2 million for the six months ended June 28, 2008 from $102.3 million for the six months ended June 30, 2007 due to additional expenses associated with the operations of our recent acquisitions, including certain incremental costs related to the integration of the acquired businesses. The following table sets forth certain incremental costs associated with the integration of our recent acquisitions:

	Six Months Ended
($ in thousands)	June 28, 2008	June 30, 2007
Severance and relocation expenses	$6,368	$217
Integration expenses	16,356	3,953

	$22,724	$4,170

        Severance and relocation expenses for the six months ended June 28, 2008 consists of $2.8 million of severance payments made related to the DJO Merger, $0.8 million of severance payments to employees in connection with other recent acquisitions, and $2.8 million of estimated separation payments and other expenses in connection with the termination of one of the Company's executive officers. Integration expenses for the six months ended June 28, 2008 included $13.4 million, $1.6 million and $1.4 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively. Integration expenses for the six months ended June 30, 2007 included $2.8 million and $1.2 million of integration costs incurred in connection with recent acquisitions and the Prior Transaction, respectively.

         Research and Development.    Our research and development expense increased to $13.9 million for the six months ended June 28, 2008 from $7.7 million for the six months ended June 30, 2007. The increase is primarily due to expenses incurred by the operations of our recent acquisitions. As a percentage of net sales, research and development expense decreased to 2.8% compared to 3.6% in the prior year period.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with recent acquisitions, which are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $38.3 million for the six months ended June 28, 2008 compared to $13.2 million for the six months ended June 30, 2007.

         Interest Expense.    Our interest expense increased to $87.7 million for the six months ended June 28, 2008 compared to interest expense of $28.1 million for the six months ended June 30, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

         Benefit for Income Taxes.    For the six months ended June 28, 2008, we recorded $17.4 million of income tax benefit on a pre-tax loss of $61.9 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the six months ended June 30, 2007, we recorded $7.9 million of income tax benefit on a pre-tax loss of $27.0 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Liquidity and Capital Resources

        As of June 28, 2008 our primary source of liquidity consisted of cash and cash equivalents totaling $43.5 million and $99.1 million of available borrowings under our revolving credit facility, described below. Working capital at June 28, 2008 was $196.1 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit

Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

        A summary of our changes in cash and cash equivalents for the six months ended June 28, 2008 and June 30, 2007 is as follows:

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash used in operating activities	$(5,185)	$(7,924)
Cash used in investing activities	(12,771)	(10,336)
Cash (used in) provided by financing activities	(3,137)	10,058
Effect of exchange rate on cash and cash equivalents	1,135	166

Net decrease in cash and cash equivalents	$(19,958)	$(8,036)

Cash Flows

        Operating activities used $5.2 million of cash for the six months ended June 28, 2008 and used $7.9 million of cash for the six months ended June 30, 2007. Cash provided by operating activities for the six months ended June 28, 2008 and 2007 primarily reflect our net losses, partially offset by non-cash charges, and negative net changes in operating assets and liabilities. Cash paid for interest was $63.5 million for the six months ended June 28, 2008 and $26.8 million for the six months ended June 30, 2007.

        Investing activities used $12.8 million of cash for the six months ended June 28, 2008, compared to $10.3 million for the six months ended June 30, 2007. Cash used in investing activities for the six months ended June 28, 2008 was primarily used for purchases of property and equipment totaling to $12.6 million. Included within purchases of property and equipment is approximately $3.0 million for the purchase of a new global ERP system. Cash used in investing activities for the six months ended June 30, 2007 included purchases of property and equipment amounting to $7.1 million and acquisition of certain assets amounting to $7.7 million, partially offset by proceeds from a sale of assets amounting to $4.5 million.

        Financing activities used $3.1 million of cash for the six months ended June 28, 2008, compared to cash provided by financing activities of $10.1 million for the six months June 30, 2007. Cash used in financing activities for the six months ended June 28, 2008 included a net payment of $3.1 million for long-term debt and revolving lines of credit as compared to cash provided by financing activities for the six months ended June 30, 2007, which included net proceeds of $10.6 million for long-term debt and revolving credit lines.

        For the remainder of 2008, we expect to spend total cash of approximately $160.6 million for the following:

  •
  up to approximately $64.0 million for scheduled principal and estimated interest payments on our senior secured credit facility;

  •
  up to approximately $43.0 million for scheduled estimated interest payments on our senior notes;

  •
  approximately $38.1 million scheduled payments for noncancellable operating leases;

  •
  up to approximately $15.5 million for capital expenditures.

        In addition, we expect to make other general corporate payments in 2008. In addition, we expect to spend up to an additional $37 million implementing our new ERP system capital project over approximately the next two years.

Indebtedness

        As of June 28, 2008, we had approximately $1,831 million in aggregate indebtedness outstanding.

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

        Historically, we have used derivative instruments to hedge portions of our exposure related to variable interest rates on our outstanding indebtedness. On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% expiring in 2009. As of June 28, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.70%.

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

         Amortization.    We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount during the first six years and three months following the closing of the Senior Secured Credit Facility, with the remaining amount payable at maturity, which is six and one-half years from the date of the closing of the Senior Secured Credit Facility. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the Senior Secured Credit Facility.

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

  •
  change our lines of business.

        Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to Adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures ("Adjusted EBITDA"). As of June 28, 2008, we were required to maintain a senior leverage ratio not to exceed 5.1:1. At June 28, 2008 our senior leverage ratio was 4.11:1.

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

        Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an

Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 28, 2008, measured on that date, was 1.57:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

        As described above, our Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility and the Indentures governing the $575.0 million principal amount of senior notes and the $200.0 million principal amount of senior subordinated notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, that are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. In addition, under the Indentures governing the notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

        Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants.

        Adjusted EBITDA should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net loss or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

        The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended June 28, 2008. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	(unaudited)
	Three Months Ended June 28, 2008	Twelve Months Ended June 28, 2008
(in thousands)
Net loss	$(20,798)	$(108,216)
Interest expense, net	42,232	145,003
Income tax benefit	(6,343)	(51,956)
Depreciation and amortization	24,673	78,331
Non-cash items (a)	615	16,355
Non-recurring items (b)	13,883	58,840
Other adjustment items, before cost savings (c)	2,276	55,884
Other adjustment items—cost savings applicable for twelve month period only (d)	N/A	56,343

Adjusted EBITDA	$56,538	$250,584

(a)
Non-cash items are comprised of the following:

	(unaudited)
	Three Months Ended June 28, 2008	Twelve Months Ended June 28, 2008
(in thousands)
Stock compensation expense	$615	$1,763
Purchase accounting adjustments(1)	—	14,592

Total non-cash items	$615	$16,355

  (1)
  Includes $9.4 million, $1.5 million and $0.7 million of expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger, the Saunders acquisition, and other recent acquisitions, respectively, for the twelve months ended June 28, 2008. Also included is $3.0 million of expense related to the write-off of in-process research and development costs in connection with the DJO Merger for the twelve months ended June 28, 2008.

(b)
Non-recurring items are comprised of the following:

	(unaudited)
	Three Months Ended June 28, 2008	Twelve Months Ended June 28, 2008
(in thousands)
Employee severance and relocation(1)	$5,308	$22,523
Integration expense(2)	8,575	23,320
Reserve estimate change(3)	—	12,997

Total non-recurring items	$13,883	$58,840

  (1)
  Severance for the three months ended June 28, 2008 includes $1.9 million of severance payments made to employees in connection with the DJO Merger, $0.6 million of severance payments made to employees in connection with other recent acquisitions and $2.8 million of estimated separation payments and other expenses in connection with the termination of one of the Company's executive officers. Severance for the twelve months ended June 28, 2008, includes severance payments to former ReAble executives in the amount of $13.7 million, $2.8 million of estimated separation payments and other expenses in connection with the termination of one of the Company's executive officers, and $3.1 million, $1.3 million and $1.6 million of employee severance incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively.

  (2)
  Integration expense for the three months ended June 28, 2008 includes $7.5 million of integration costs incurred in connection with the DJO Merger and $1.1 million of integration costs related to other recent acquisitions. Integration expense for the twelve months includes $13.8 million, $2.1 million, $2.9 million and $3.2 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition, the Saunders acquisition and other recent acquisitions, respectively. Also included is $1.3 million of integration costs related to the Prior Transaction for the twelve months ended June 28, 2008.

  (3)
  Includes $9.8 million related to additional allowances for doubtful accounts receivable acquired in connection with the DJO Merger due to anticipated integration related collection issues, $1.1 million related to a change in estimate for inventory obsolescence of inventory acquired in connection with the DJO Merger and $2.1 million related to additional allowance for doubtful accounts due to a change in reserve estimate of the collectability of accounts receivable of Empi as a result of the DJO merger for the twelve months ended June 28, 2008.

(c)
Other adjustment items, before cost savings, are comprised of the following:

	(unaudited)
	Three Months Ended June 28, 2008	Twelve Months Ended June 28, 2008
(in thousands)
Transaction expenses(1)	$1,813	$10,714
Minority interest	295	745
Pre-acquisition Adjusted EBITDA(2)	—	46,383
Other(3)	168	(1,958)

Total other adjustment items, before cost savings	$2,276	$55,884

  (1)
  Includes $1.8 million of Blackstone monitoring fees for the three months ended June 28, 2008. Includes $4.7 million of transaction costs incurred in connection with the DJO Merger,

    $5.0 million of monitoring fees, $0.5 million related to the Prior Transaction and $0.5 million related to other merger and acquisition activities for the twelve months ended June 28, 2008.

  (2)
  Represents pre-acquisition Adjusted EBITDA from July 1, 2007 to November 19, 2007 for the DJO Merger and IOMED acquisition.

  (3)
  Includes foreign currency transaction gains/losses.

(d)
Includes projected cost savings of (i) $50.6 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger, (ii) $2.7 million related to headcount reductions and production efficiencies in connection with the IOMED and Saunders acquisitions, (iii) $0.7 million related to facility and general administrative consolidation in relation to a 2006 acquisition, and (iv) $2.3 million principally from vertical integration and procurement savings related to purchases of certain product components.

        The following is a summary of our covenant requirements and pro forma ratios as of June 28, 2008 are as follows:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior debt to Adjusted EBITDA	5.10:1	4.11:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.57:1

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements and this discussion and analysis of our financial condition and results of operations.

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

        We have established reserves to account for contractual allowances, doubtful accounts, rebates, product returns and rental credits. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

        We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the first six months of 2008, we reserved for and reduced gross revenues from third party payors by 32% for estimated allowances related to these contractual reductions.

        Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 75% of our net revenues for the six months ended June 28, 2008 and approximately 69% of our net accounts receivable at June 28, 2008. We experienced write-offs of less than 0.2% of related net revenues for the six months ended June 28, 2008. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 25% of our net revenues for the six months ended June 28, 2008 and approximately 31% of our net accounts receivable at June 28, 2008. For the six months ended June 28, 2008, we estimate bad debt expense to be approximately 5% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

        Our gross deferred tax asset balance was approximately $157.7 million at June 28, 2008 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 10 to our unaudited condensed consolidated financial statements). As of June 28, 2008, we maintained a valuation allowance of $15.8 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with recent acquisitions and the Prior Transaction.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

        Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of June 28, 2008, we had $1,062.3 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into a new interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009 (the notional amount was $500.0 million as of June 28, 2008). A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for the three and six months ended June 28, 2008, by approximately $1.4 million and $2.8 million, respectively. All of our other debt of approximately $775.0 million was fixed rate debt at June 28, 2008. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

        Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the first three and six months of 2008, our average monthly sales denominated in foreign currencies was approximately $20.3 million and $38.9 million, respectively, of which $16.3 million and $31.2 million, respectively, was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of June 28, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $11.7 million.

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

        We are currently defendants in 14 product liability cases related to a drug infusion pump product manufactured by a third party manufacturer that we distribute through our Bracing and Supports division of our Domestic Rehabilitation segment. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Our product liability carrier has accepted coverage of these cases, subject to customary reservations, and is providing the Company with the defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1 million and $10 million. These cases are in the early stages of discovery.

        We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of June 28, 2008, we exceeded the coverage limits for certain historical product liability claims involving our Surgical Implant segment. The estimated exposure for these claims has been accrued for in our condensed consolidated balance sheet as of that date. Future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

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

        In November 2007, the parties entered into a memorandum of understanding ("MOU"), pursuant to which the parties agreed to settle the consolidated action subject to court approval. The MOU provided for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the MOU, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the MOU, defendants deny all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and deny that they are engaged in any wrongdoing or violation of law or breach of duty. Defendants also do not make any admission that the supplemental disclosures are material. The parties signed a settlement agreement containing these terms and requested court approval. On June 13, 2008 the court entered an order granting final approval of the settlement after providing notice and opportunity to be heard to the members of the class. The courts order will be final if not appealed within 60 days after entry of the order.

ITEM 1A.    RISK FACTORS

        For a discussion of the Company's potential risks or uncertainties, please see Part I, Item IA, of the Company's 2007 Annual Report on Form 10-K filed with the Commission on March 28, 2008. Except for the following risk factors, there have been no material changes to the risk factors disclosed in such Form 10-K.

Recent changes in coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

        The Medicare Modernization Act mandates a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment, including many of our products. These changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some but not all of the Medicare Modernization Act's provisions.

        Prefabricated orthotic devices and certain durable medical equipment, including many of our products, may be subject to a competitive bidding process established under the Medicare Modernization Act. In April 2007, CMS issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Competitive bidding was scheduled to go into effect July 1, 2008 initially in ten metropolitan statistical areas and will apply to ten product categories. In 2009, the program will be expanded to 70 additional metropolitan statistical areas and to apply to eight product categories. The program is expected to be expanded to additional areas thereafter, and additional product categories may be selected. On July 15, 2008, the U.S. Congress instituted an 18 month delay in the implementation of the program, postponing the first round of bidding until 2009 and the second round until 2011. When it is eventually implemented, the competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. None of our products were included in the initial round of items subject to bidding; however, there is no assurance they will not be included in the future. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price, or coverage for such products being discontinued altogether. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

If we fail to comply with the FDA's Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

        Our manufacturing processes are required to comply with the FDA's Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a warning letter or could otherwise be required to take corrective action and, in severe cases, suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

        We have received FDA warning letters in the past. Most recently, we received a warning letter in January 2007 in which the FDA investigator concluded that we had failed to establish and maintain adequate procedures for handling and investigating complaints, failed to establish and maintain procedures for changes to specifications and processes, including verification or validation of such changes, and found that these failures caused certain products to be misbranded. In the warning letter, the FDA informed us that we would not receive premarket approval for Class III devices to which these issues are reasonably related until the issues have been corrected. During 2007, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues. During the first quarter of 2008, the FDA concluded their follow-up investigation concerning the January 2007 warning letter. We received no observations and all areas of concern were addressed satisfactorily. Also, in the first quarter of 2008, we received FDA Form 483 "Inspectional Observations" in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We recently received a warning letter relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we are in a position to address these areas of concern adequately. However, we cannot assure you that the FDA will not take further action along these lines in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 25, 2008, the Board of Directors of DJO Incorporated, the parent ("Parent") of DJO Finance LLC (the "Company"), and the majority shareholder of Parent (representing 98.74% of the outstanding shares of Common Stock) approved an amendment to the Parent's 2007 Incentive Stock Plan ("Plan") to increase the maximum number of shares of Common Stock that may be issued under the Plan from 5,000,000 shares to 7,500,000 shares.

ITEM 5.    OTHER INFORMATION

  (a)
  None.

  (b)
  None

ITEM 6.    EXHIBITS

  (a)
  Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL's Annual Report on Form 10-K, filed on March 28, 2008).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL's Registration Statement on Form S-4, filed April 18, 2008 (File No. 333-142188)).
10.1	Amendment to DJO Incorporated 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to DJOFL's Current Report on Form 8-K, filed May 1, 2008.
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+
Filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC
Date: August 8, 2008	By:	/s/ LESLIE H. CROSS Leslie H. Cross Chief Executive Officer (Authorized Signatory)
Date: August 8, 2008	By:	/s/ VICKIE L. CAPPS Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory)

QuickLinks

DJO FINANCE LLC FORM 10-Q TABLE OF CONTENTS Index to Condensed Consolidated Financial Statements
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Balance Sheets (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Statements of Operations (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)
DJO Finance LLC and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Balance Sheets As of June 28, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Balance Sheets As of December 31, 2007 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Three Months Ended June 28, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Six Months Ended June 28, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2007 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2007 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 28, 2008 (in thousands)
DJO Finance LLC and Subsidiaries Unaudited Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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