Form 10-Q
period 2008-09-27
DJO Finance LLC
filed 2008-11-07
CIK 1395317

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
or
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

As of November 7, 2008, 100% of the issuer's membership interests were owned by DJO Holdings LLC.

 DJO FINANCE LLC
FORM 10-Q
TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 27, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$46,372	$63,471
Accounts receivable, net	173,236	154,767
Inventories, net	101,683	110,904
Deferred tax assets, net	29,454	28,999
Prepaid expenses and other current assets	21,417	17,319

Total current assets	372,162	375,460
Property and equipment, net	82,207	81,645
Goodwill	1,197,000	1,201,282
Intangible assets, net	1,304,134	1,360,361
Other non-current assets	58,096	67,524

Total assets	$3,013,599	$3,086,272

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Accounts payable	$35,749	$43,576
Accrued interest	43,832	10,131
Long-term debt and capital leases, current portion	11,370	14,209
Other current liabilities	88,813	93,636

Total current liabilities	179,764	161,552
Long-term debt and capital leases, net of current portion	1,813,038	1,818,598
Deferred tax liabilities, net	362,849	386,659
Other non-current liabilities	12,510	13,260

Total liabilities	2,368,161	2,380,069

Minority interests	1,963	1,215
Commitments and contingencies
Membership equity:
Additional paid-in capital	824,058	822,854
Accumulated deficit	(183,445)	(124,056)
Accumulated other comprehensive income	2,862	6,190

Total membership equity	643,475	704,988

Total liabilities, minority interests, and membership equity	$3,013,599	$3,086,272

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$243,637	$108,431	$733,166	$321,391
Cost of sales	92,968	42,282	279,883	131,425

Gross profit	150,669	66,149	453,283	189,966
Operating expenses:
Selling, general and administrative	105,385	51,835	332,534	154,090
Research and development	6,773	4,372	20,679	12,113
Amortization of acquired intangibles	19,159	7,142	57,415	20,320

Operating income	19,352	2,800	42,655	3,443
Other income (expense):
Interest income	336	244	1,186	671
Interest expense	(42,073)	(15,052)	(129,755)	(43,125)
Other income (expense), net	(2,575)	204	(909)	262

Loss before income taxes and minority interests	(24,960)	(11,804)	(86,823)	(38,749)
Benefit for income taxes	(10,829)	(5,978)	(28,227)	(13,923)
Minority interests	298	113	793	278

Net loss	$(14,429)	$(5,939)	$(59,389)	$(25,104)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES:
Net loss	$(59,389)	$(25,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,432	9,586
Amortization of intangibles	57,415	20,320
Amortization of debt issuance costs	9,857	2,866
Stock-based compensation	1,204	1,534
Asset impairments and loss on disposal of assets	1,361	418
Deferred income taxes	(18,767)	(16,125)
Provision for doubtful accounts and sales returns	15,411	6,016
Inventory reserves	4,540	825
Minority interests	793	278
Excess tax benefit associated with stock option exercises	—	(17)
Effect of discontinued operations, net of gain on disposal	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(33,919)	(11,404)
Inventories	4,360	2,071
Prepaid expenses, other assets and liabilities	(4,904)	(6,253)
Accrued interest	33,701	5,854
Accounts payable and other current liabilities	(13,427)	5,554

Net cash provided by (used in) operating activities	15,668	(3,203)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(3,879)	(64,401)
Acquisition of intangibles	(1,216)	—
Purchases of property and equipment	(19,099)	(9,683)
Proceeds from sale of assets	2	4,565
Other, net	1,212	—

Net cash used in investing activities	(22,980)	(69,519)
FINANCING ACTIVITIES:
Proceeds from debt and revolving line of credit	12,000	89,828
Payments on debt and revolving line of credit	(21,551)	(16,633)
Excess tax benefit associated with stock option exercises	—	17
Dividend paid to minority interests	—	(226)

Net cash (used in) provided by financing activities	(9,551)	72,986
Effect of exchange rate changes on cash and cash equivalents	(236)	638

Net (decrease) increase in cash and cash equivalents	(17,099)	902
Cash and cash equivalents at beginning of period	63,471	30,903

Cash and cash equivalents at end of period	$46,372	$31,805

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,135	$34,238
Cash (received) paid for income taxes	$1,603	$(425)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

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

        The accompanying unaudited condensed consolidated financial statements as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

        Comprehensive loss consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net loss, as reported	$(14,429)	$(5,939)	$(59,389)	$(25,104)
Foreign currency translation adjustments	(5,476)	2,697	(1,424)	3,211
Change in fair value of interest rate swap, net of tax	804	(2,156)	(1,904)	(1,623)

Comprehensive loss	$(19,101)	$(5,398)	$(62,717)	$(23,516)

         Reclassifications.    The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications, which have been made to prior period condensed consolidated financial statements to conform to the current period presentation.

         Recent Accounting Pronouncements.    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to disclose derivative features that are credit risk-related. The statement is effective for fiscal years beginning after November 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

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

2. ACQUISITIONS

        We account for acquisitions in accordance with SFAS No. 141, "Business Combinations" ("SFAS 141") with the results of operations attributable to each acquisition included in the condensed consolidated financial statements from the date of acquisition.

Acquisition of DJO Opco Holdings, Inc.

        On July 15, 2007, we entered into an Agreement and Plan of Merger (the "DJO Merger Agreement") with DJO Opco, formerly known as DJO Incorporated, providing for the DJO Merger

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. ACQUISITIONS (Continued)

pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, an affiliate of Blackstone Capital Partners V, L.P. ("Blackstone"), borrowings under our senior secured credit facility (the "Senior Secured Credit Facility"), and proceeds from the newly issued 10.875% senior notes due 2014 (the "10.875% Notes") (see Note 7 for further information). The purchase prices and the allocation of the purchase prices remains preliminary as of September 27, 2008 and may be subject to adjustments as we finalize our estimates of certain items, including severance amounts for employees terminated, and accounts receivable and accruals for certain contingent liabilities that existed on the acquisition date. We expect to finalize estimates by the fourth quarter of 2008.

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

        The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141. The purchase prices for our 2007 acquisitions were allocated as follows to the fair

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. ACQUISITIONS (Continued)

values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through September 27, 2008 (see Note 5):

	DJO Opco	IOMED	Saunders	Wtd. Avg. Useful Lives
(in thousands):
Current assets	$171,929	$8,971	$6,783
Tangible non-current assets	67,519	853	273
Liabilities assumed (see Note 11)	(684,258)	(6,679)	(628)
Acquired in-process research and development	3,000	—	—
Identifiable intangible assets:
Technology-based	354,000	6,616	10,171	3 - 20 years
Customer-based	328,000	2,512	6,369	10 - 16 years
Trademarks and tradenames	356,000	1,777	4,423	Indefinite
Goodwill	678,543	9,255	13,537	N/A

Purchase price	$1,274,733	$23,305	$40,928

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

        Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. A value of $678.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues. We also believe there are significant cost reduction synergies that may be realized as we integrate the acquired business. These are among the factors that contributed to a purchase price for the DJO Merger acquisition that resulted in the recognition of goodwill.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. ACCOUNTS RECEIVABLE RESERVES

        A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Balance, beginning of period	$30,954	$513
Provision for doubtful accounts and sales returns	15,411	6,016
Write-offs, net of recoveries	(17,662)	(2,260)

Balance, end of period	$28,703	$4,269

4. INVENTORIES

        Inventories consist of the following (in thousands):

	September 27, 2008	December 31, 2007
Components and raw materials	$33,813	$35,534
Work in process	6,353	6,626
Finished goods	49,139	54,411
Inventory held on consignment	21,628	22,159

	110,933	118,730
Less—inventory reserves	(9,250)	(7,826)

	$101,683	$110,904

        A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Balance, beginning of period	$7,826	$918
Provision charged to cost of sales	4,540	825
Recoveries (write-offs) charged to reserve	(3,116)	(479)

Balance, end of period	$9,250	$1,264

        The write-offs charged to the reserve were principally related to the disposition of fully reserved inventory.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. GOODWILL AND INTANGIBLE ASSETS

        A summary of adjustments to our goodwill balance for the nine months ended September 27, 2008 is as follows (in thousands):

Balance, beginning of period	$1,201,282
Foreign currency translation adjustments	(1,069)
Adjustment to taxes payable (see Note 10)	(3,875)
Acquisition of a business	853
Other	(191)

Balance, end of period	$1,197,000

        For the nine months ended September 27, 2008, we recorded approximately $853,000 to goodwill related to our September 25, 2008 asset acquisition of Inland Specialties, Inc. ("Inland"). The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

        Identifiable intangible assets consisted of the following as of September 27, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,612	$(46,998)	$411,614
Customer-based	478,387	(47,948)	430,439

	$936,999	$(94,946)	842,053

Indefinite-lived intangible assets:
Trademarks			457,714
Accumulated foreign currency translation adjustments			4,367

Total identifiable intangible assets			$1,304,134

        Identifiable intangible assets consisted of the following as of December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$457,463	$(18,484)	$438,979
Customer-based	477,942	(19,047)	458,895

	$935,405	$(37,531)	897,874

Indefinite-lived intangible assets:
Trademarks			457,686
Accumulated foreign currency translation adjustments			4,801

Total identifiable intangible assets			$1,360,361

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Our amortizable intangible assets are being amortized over the estimated useful lives ranging from two to 20 years.

        Future estimated amortization expense related to acquired intangible assets is as follows (in thousands):

Remaining 2008	$19,077
2009	76,094
2010	75,155
2011	73,788
2012	72,387
Thereafter	525,552

$842,053

        Our goodwill and intangible assets are allocated by segment as follows (in thousands):

September 27, 2008:	Goodwill	Intangible Assets, Net
Domestic Rehabilitation Segment	$1,074,050	$1,242,487
International Rehabilitation Segment	75,544	34,177
Surgical Implant Segment	47,406	27,470

Total	$1,197,000	$1,304,134

December 31, 2007:	Goodwill	Intangibles, Net
Domestic Rehabilitation Segment	$1,084,982	$1,294,765
International Rehabilitation Segment	68,894	36,170
Surgical Implant Segment	47,406	29,426

Total	$1,201,282	$1,360,361

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following (in thousands):

	September 27, 2008	December 31, 2007
Wages and related expenses	$22,915	$31,232
Commissions and royalties	14,170	13,114
Taxes	6,825	6,119
Restructuring costs (see Note 11)	2,578	9,563
Professional fees	3,719	6,693
Other accrued liabilities	38,606	26,915

	$88,813	$93,636

7. LONG-TERM DEBT AND CAPITAL LEASES

        Long-term debt (including capital lease obligations) consists of the following (in thousands):

	September 27, 2008	December 31, 2007
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($11.3 million and $12.5 million at September 27, 2008 and December 31, 2007, respectively)	$1,048,332	$1,052,514
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	707	4,239
Capital lease obligations and other	369	1,054

	1,824,408	1,832,807
Less current portion	(11,370)	(14,209)

Long-term debt and capital leases, net of current portion	$1,813,038	$1,818,598

Senior Secured Credit Facility

        On November 20, 2007, in connection with the DJO Merger, DJOFL and DJO Holdings LLC ("Holdings") entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. As of September 27, 2008, no amounts were drawn related to our revolving credit facility.

         Interest Rate and Fees.    Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the

DJO Finance LLC

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

        On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 14). The swap agreement amortizes through a date in 2009. As of September 27, 2008, the remaining notional amount of the swap was $490.0 million. As of September 27, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.54%.

        In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios. We must also pay customary letter of credit fees.

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

DJO Finance LLC

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

  •
  change our lines of business.

        In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio of 5.1:1 as of the twelve months ended September 27, 2008 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of September 27, 2008.

10.875% Senior Notes Payable

        On November 20, 2007, DJOFL and Finco (collectively, the "Issuers") issued $575.0 million aggregate principal amount of 10.875% Notes under an agreement dated as of November 20, 2007 (the "10.875% Indenture") among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. On July 2, 2008, our amended registration statement, filed in June 2008 on Form S-4 with the Securities and Exchange Commission

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

(the "Commission") relating to an offer to exchange these privately issued 10.875% Notes, for registered 10.875% Notes was declared effective. The exchange offer was completed July 31, 2008.

        The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $557.8 million as of September 27, 2008 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

         Covenants.    The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of September 27, 2008, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

        The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the "11.75% Notes"). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

        The market value of the 11.75% Notes was approximately $181.5 million as of September 27, 2008 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

        The 11.75% Notes contain similar provisions as the 10.875% Notes with respect to change of control and covenant requirements. Under the Indenture governing the 11.75% Notes (the "11.75%

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASES (Continued)

Indenture"), prior to November 15, 2010, the Issuers have the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, the Issuers may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest on the 11.75% Notes. The redemption price decreases to 102.938% and 100% of the then outstanding principal balance at November 2011 and November 2012, respectively. Additionally, from time to time, before November 15, 2009, the Issuers may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

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

Debt Issue Costs

        We incurred $30.7 million, $24.5 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at September 27, 2008 and December 31, 2007. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Incentive Stock Plan

        In connection with the Prior Transaction, we adopted the 2006 Stock Incentive Plan (the "2006 Plan"). In connection with the DJO Merger, we terminated the 2006 Plan and adopted the DJO Incorporated 2007 Incentive Stock Plan (the "2007 Plan"), which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants. Outstanding options to purchase ReAble common stock originally issued under the 2006 Plan are now governed by the terms of the 2007 Plan. The total number of shares of common stock of DJO that may be issued under the 2007 Plan is 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan, and will expire no more than ten years from the date of grant.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

Employee Stock Options

        During the nine months ended September 27, 2008 we have granted 4,481,114 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees. DJO adopted a form of non-statutory stock option agreement (the "DJO Form Option Agreement") for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees' continued employment with us ("Time-Based Tranche"). Another one-third of stock options will vest over a specified performance period (typically four to five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis ("Performance-Based Tranche"), as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and free cash flow ("Enhanced Performance-Based Tranche"). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees' separation from service with us.

        In addition, in an effort to align our objectives following the DJO Merger with vesting requirements for previously issued stock options under the 2006 Plan, we cancelled all stock options originally granted under the 2006 Plan, except for 63,806 vested Time-Based Tranche options held by 72 employees, and concurrently issued the same or a greater number of options to each 2006 Plan participant under the 2007 Plan (the "Replacement Options"). These Replacement Options were valued in accordance with the modification provisions pursuant to SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), whereby the fair value of the options immediately prior to the date of modification is compared to the fair value of the options at the date of modification, with the incremental fair value, if any, being recognized as future compensation expense. However, under no circumstances can compensation expense be reduced to an amount lower than the original fair value at the date of grant. Replacement Options have an exercise price of $16.46 per share, vest ratably over a predefined period as further described below, and have a contractual term of ten years from the date of modification. The assumptions utilized to determine fair value for Replacement Options were the same as those used to compute the fair value of new options granted during the current year. We did not recognize any additional compensation expense for the three or nine months ended September 27, 2008 as a result of the modification.

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

        We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of expense related to market-based options originally issued under the 2006 Plan which were exchanged for performance based options during the first quarter of 2008, which is recognized ratably over the expected term regardless of the probability of

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

achieving the performance conditions. We reassess at each reporting period whether achievement of the pre-determined performance targets based on Adjusted EBITDA and free cash flow is probable for the options related to the Performance Based Tranche to vest. During the first half of 2008, the achievement of these targets was deemed probable and we recorded compensation expense of approximately $0.4 million associated with these performance based options under the 2007 Incentive Plan. Based on actual year to date results achieved through September 27, 2008, we no longer believe it is probable that the Company will meet the 2008 performance targets and therefore we do not believe these options will vest. Accordingly, in the three months ended September 27, 2008, we reversed the related compensation expense previously recorded. To date, no amount has been recorded related to the Enhanced Performance Based Tranche, as achievement of the performance criteria for that tranche is not deemed probable at this time.

        For the three months ended September 27, 2008, we recorded a net reversal of non-cash compensation expense of approximately $22,000. For the nine months ended September 27, 2008 we recognized approximately $1.2 million of non-cash compensation expense. For the three and nine months ended September 29, 2007, we recorded non-cash compensation expense of $0.5 million and $1.5 million, respectively, associated with stock options issued under the 2006 Stock Incentive Plan.

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

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the nine months ended September 27, 2008 and September 29, 2007:

Nine Months Ended
	September 27, 2008	September 29, 2007
Expected dividends	0.0%	0.0%
Expected volatility	27.4% - 60.0%	56.0% - 60.0%
Risk-free rate	3.21% - 4.7%	4.6% - 4.7%
Expected term (in years)	4.7 - 7.1 years	5.2 - 7.1 years

Non-Employee Stock Options

        On May 22, 2008, we granted 37,800 stock options under the 2007 Plan to non-employees ("non-employee options"). The non-statutory stock option agreement for the non-employees states that

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee's part in order to vest in the options granted.

        Non-employee options are accounted for in accordance with the guidance in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). In accordance with EITF 96-18, the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

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

        The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of the non-employee stock options for the nine months ended September 27, 2008:

Nine Months Ended September 27, 2008
Expected dividends	0.0%
Expected volatility	27.41%
Risk-free rate	3.92%
Contractual term (in years)	10 years

        We recorded non-cash compensation expense of approximately $37,000 and $52,000 for the three and nine months ended September 27, 2008, respectively, associated with non-employee stock options issued under the 2007 Incentive Stock Plan.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION (Continued)

Summary of Activity for Employee & Non-Employee Stock Options

        A summary of option activity under the 2007 Plan for the nine months ended September 27, 2008 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,550,627	$12.97
Granted, including Replacement Options	4,518,914	$16.46
Exercised	—	—
Forfeited, including options cancelled	(1,967,419)	$16.34

Outstanding at September 27, 2008	6,102,122	$14.47	8.47	$12,221,730

Exercisable at September 27, 2008	2,388,061	$11.37	7.16	$12,221,730

        For the three and nine months ended September 27, 2008 and September 29, 2007, the weighted-average grant-date fair value of stock options granted was $4.82, $5.36, $9.12 and $9.17, respectively.

        Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was $14.8 million as of September 27, 2008. We anticipate this expense to be recognized over a weighted-average period of approximately 4.25 years. However, compensation expense associated with performance-based options under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of certain performance targets are deemed probable.

Restricted Stock

        On March 13, 2007, we granted 15,189 shares of restricted stock options to an executive officer pursuant to the terms of a restricted stock agreement under the 2006 Plan. The shares were subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. On November 20, 2007, we granted 24,300 shares of restricted stock awards to the same executive officer pursuant to the terms of a restricted stock agreement under the 2007 Incentive Stock Plan, which would vest on January 1, 2009. On August 14, 2008, we entered into a Separation of Employment Agreement and General Release with this executive officer which waived any and all of his rights to any stock option or equity grants, including but not limited to restricted stock (refer to Note 12 for more detail). As such, all restricted stock options were cancelled during the third quarter and we reversed approximately $244,000 of previously recorded compensation expense related to unvested options.

9. SEGMENT AND GEOGRAPHIC INFORMATION

        We classify our operations, pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", into three operating segments further described below.

DJO Finance LLC

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

        Information regarding our reportable business segments is presented below (in thousands). This information excludes the impact of certain expenses not allocated to segments, primarily general

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

corporate expenses. Information for the three and nine months ended September 29, 2007 has been restated to reflect our current reportable segments.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales:
Domestic Rehabilitation Segment	$178,389	$74,132	$518,670	$212,788
International Rehabilitation Segment	54,427	23,627	176,121	73,416
Surgical Implant Segment	17,225	15,658	55,124	49,103
Intersegment revenues	(6,404)	(4,986)	(16,749)	(13,916)

Consolidated net sales	$243,637	$108,431	$733,166	$321,391

Gross profit:
Domestic Rehabilitation Segment	$107,031	$41,702	$308,641	$120,172
International Rehabilitation Segment	32,275	12,123	105,004	36,679
Surgical Implant Segment	12,730	11,818	41,214	33,930
Expenses not allocated to segments/Eliminations	(1,367)	506	(1,576)	(815)

Consolidated gross profit	$150,669	$66,149	$453,283	$189,966

Operating income:
Domestic Rehabilitation Segment	$19,716	$2,811	$49,407	$12,385
International Rehabilitation Segment	7,865	587	23,660	1,302
Surgical Implant Segment	1,572	1,824	5,557	2,890
Expenses not allocated to segments/Eliminations	(9,801)	(2,422)	(35,969)	(13,134)

Consolidated operating income	$19,352	$2,800	$42,655	$3,443

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

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Geographic Area

        Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales:
United States	$187,352	$86,301	$548,885	$248,509
Germany	12,259	9,398	55,254	28,766
Other Europe, Middle East, & Africa	39,221	13,866	113,164	46,225
Asia Pacific	3,678	1,927	10,196	5,250
Other	7,531	1,925	22,416	6,557
Intersegment revenues	(6,404)	(4,986)	(16,749)	(13,916)

	$243,637	$108,431	$733,166	$321,391

        Following are our long-lived assets by geographic area (in thousands):

	September 27, 2008	December 31, 2007
United States	$2,464,452	$2,537,968
International	176,985	172,844

	$2,641,437	$2,710,812

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

        For the three and nine months ended September 27, 2008, we recorded income tax benefits of approximately $10.8 million and $28.2 million, respectively, on pre-tax losses of approximately $25.0 million and $86.8 million, respectively, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the three and nine months ended September 29, 2007, we recorded income tax benefits of approximately $6.0 million and $13.9 million, respectively, on pre-tax losses of approximately $11.8 million and $38.7 million, respectively, net of offsetting tax expense for foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

        In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). We adopted the provisions of FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. INCOME TAXES (Continued)

position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the nine months ended September 27, 2008, our gross unrecognized tax benefit of $16.2 million as recorded on December 31, 2007 was reduced by $4.1 million due to the expiration of the statute of limitations of previously recorded gross unrecognized tax benefits, of which $3.9 million was recorded as a reduction of previously recorded goodwill.

11. RESTRUCTURING AND RELATED CHARGES

        We have implemented several restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related primarily to the integration of businesses we have acquired. At present, our restructuring efforts are primarily related to the integration of DJO Opco following the DJO Merger. As of September 27, 2008, these restructuring activities are ongoing and additional expenses are expected to be incurred in future periods.

        At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete. The plan was approved and initiated after the consummation of the DJO Merger. In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California. Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also announced the future termination of certain employees related to the move of certain activities of our Bone Growth Stimulation ("BGS") product line operations from Vista, California to St. Paul, Minnesota. Internationally, we closed a facility in Germany and anticipate facility closures in certain other locations in an effort to integrate and realize cost synergies in our international operations. As of September 27, 2008, approximately $2.4 million was accrued related to severance and facility exit costs not yet paid. Additionally, approximately $0.2 million has been accrued as of September 27, 2008 related to purchase of rights to distributor territories in connection with the DJO Merger. We also assumed $1.9 million of severance due to a former executive officer of a business acquired by DJO Opco prior to the DJO Merger, which was paid in the first quarter of 2008.

        In certain cases, estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in Emerging Issues Task Force Issue Number 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). However, not all of our restructuring costs meet the accrual requirements of EITF 95-3, and certain integration costs are expensed as incurred.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. RESTRUCTURING AND RELATED CHARGES (Continued)

        A summary of the activity relating to the restructuring for the nine months ended September 27, 2008 is as follows (in thousands):

	Lease Termination Costs	Severance	Purchase of Rights to Distributor Territories	Total
Balance, beginning of period	$1,349	$6,087	$2,127	$9,563
Expensed during period	—	3,611	—	3,611
Adjustments to goodwill	625	(769)	(458)	(602)
Payments made during period	(536)	(6,934)	(1,346)	(8,816)
Adjustments to estimated costs	—	(987)	(123)	(1,110)
Foreign currency translation	(1)	(67)	—	(68)

Balance, September 27, 2008	$1,437	$941	$200	$2,578

12. COMMITMENTS AND CONTINGENCIES

        In December 2006, we recorded approximately $1.1 million as a contingent liability with an offsetting adjustment to goodwill relating to litigation against Compex Technologies, Inc. ("Compex") regarding a dispute over custom duties and VAT on imported goods as part of the purchase accounting of Compex. In February 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. In June 2008, the Appeal Court of Paris announced a preliminary judgment in our favor. In August 2008, we received written notice that the French custom would not appeal the ruling. As such, we have reversed our contingent liability previously accrued for and recorded it as a reduction to expense within the condensed consolidated statements of operations.

        In August 2007 and September 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of DJO Opco's public stockholders, challenging DJO Opco's proposed merger with ReAble. The court ordered the two lawsuits consolidated for all purposes in September 2007.

        The two original complaints named DJO Opco, ReAble and the current members of DJO Opco's board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of DJO Opco's highest transactional value, and without adequately marketing DJO Opco to other potential buyers. The original complaints also alleged that the individual defendants and DJO Opco failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints request, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys' fees, expert fees and other costs; and such other relief as the court may find just and proper.

        In November 2007, the parties entered into a memorandum of understanding, pursuant to which the parties agreed to settle the consolidated action subject to court approval. In March 2008, the parties entered into a settlement agreement which provided for dismissal of the consolidated action

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the settlement agreement, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the settlement agreement, defendants denied all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and denied that they were engaged in any wrongdoing or violation of law or breach of duty. Defendants also did not make any admission that the supplemental disclosures were material. On June 13, 2008, the court entered an order granting final approval of the settlement after providing notice and opportunity to be heard to the members of the class. The order and settlement became final and not subject to appeal on August 20, 2008.

        The manufacturing and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in 25 product liability cases related to a disposable drug infusion pump product manufactured by a third party manufacturer that we distribute through our Bracing and Supports division of our Domestic Rehabilitation segment. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. One of the two manufacturers of the pumps supplied to us has accepted our tender of defense in several of the cases involving that manufacturer, subject to certain reservation of rights, and we continue to press for indemnity and defense in the other cases and from the other manufacturer. Our product liability carrier has accepted coverage of these cases, subject to customary reservations, and is providing the Company with the defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in the early stages of discovery.

        We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of September 27, 2008 and December 31, 2007, we have accrued approximately $2.1 million and $1.9 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain historical product liability claims involving our Surgical Implant Segment.

13. RELATED PARTY TRANSACTIONS

        In connection with the DJO Merger, Blackstone Management Partners V L.L.C. ("BMP") has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. RELATED PARTY TRANSACTIONS (Continued)

fee equal to the greater of $7.0 million and 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. Prior to the DJO Merger, the annual BMP monitoring fee was equal to $3.0 million. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL's assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For the nine months ended September 27, 2008 and September 29, 2007, we expensed $5.3 million and $2.3 million, respectively, related to the monitoring fee. This is recorded as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

14. DERIVATIVE INSTRUMENTS

        We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. As of September 27, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.4 million. For the three and nine months ended September 27, 2008, we recognized a gain on Mexico Peso forward contracts of approximately $163,000 and $914,000, respectively.

        Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the then existing revolving credit facility. We had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, we paid a fixed rate of 5.17% and received a variable rate equal to the then current three month LIBOR rate. On November 19, 2007, in anticipation of the DJO Merger and incurrence of new indebtedness, we terminated these swaps and recognized $4.8 million of related interest expense. On November 20, 2007, we entered into a new interest rate swap agreement

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. DERIVATIVE INSTRUMENTS (Continued)

for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in 2009 (the notional amount was $490.0 million as of September 27, 2008).

        The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of September 27, 2008 and December 31, 2007 was a loss of approximately $7.0 million and $3.9 million, respectively, and is recorded in other non-current liabilities. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction Derivative net losses on our interest rate swap agreement of $1.7 million and $2.8 million, on a pre-tax basis, were included in interest expense in the three and nine months ended September 27, 2008, respectively. Derivative net gains on our interest rate swap agreement of $80,000 and $210,000, on a pre-tax basis, were included in interest expense in the three and nine months ended September 29, 2007, respectively.

        In accordance with SFAS No. 157, "Fair Value Measurement", we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 27, 2008, the fair value of our interest rate swap agreement was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

DJO Finance LLC

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

        The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of September 27, 2008 and December 31, 2007 and for the three and nine months ended September 27, 2008 and September 29, 2007, respectively.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Balance Sheets
As of September 27, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$28,979	$17,393	$—	$46,372
Accounts receivable, net	—	136,714	36,522	—	173,236
Inventories, net	—	86,118	20,408	(4,843)	101,683
Deferred tax assets, net	—	29,853	(253)	(146)	29,454
Prepaid expenses and other current assets	—	19,091	2,580	(254)	21,417

Total current assets	—	300,755	76,650	(5,243)	372,162
Property and equipment, net	—	71,528	12,428	(1,749)	82,207
Goodwill	—	1,121,456	75,544	—	1,197,000
Intangible assets, net	—	1,269,957	34,177	—	1,304,134
Investment in subsidiaries	1,173,662	1,044,061	54,392	(2,272,115)	—
Intercompany receivable	1,291,126	—	—	(1,291,126)	—
Other non-current assets	52,873	4,779	444	—	58,096

Total assets	$2,517,661	$3,812,536	$253,635	$(3,570,233)	$3,013,599

Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$—	$27,148	$8,601	$—	$35,749
Long-term debt and capital leases, current portion	10,651	216	503	—	11,370
Other current liabilities	43,813	63,106	25,980	(254)	132,645

Total current liabilities	54,464	90,470	35,084	(254)	179,764
Long-term debt and capital leases, net of current portion	1,812,682	140	216	—	1,813,038
Deferred tax liabilities, net	—	352,942	9,248	659	362,849
Intercompany payable, net	—	1,209,321	81,805	(1,291,126)	—
Other non-current liabilities	7,040	5,371	99	—	12,510

Total liabilities	1,874,186	1,658,244	126,452	(1,290,721)	2,368,161
Minority interests	—	—	1,963	—	1,963
Membership equity	643,475	2,154,292	125,220	(2,279,512)	643,475

Total liabilities, minority interests and membership equity	$2,517,661	$3,812,536	$253,635	$(3,570,233)	$3,013,599

DJO Finance LLC

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations
For the Three Months Ended September 27, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$204,802	$61,320	$(22,485)	$243,637
Cost of sales	—	81,828	35,734	(24,594)	92,968

Gross profit	—	122,974	25,586	2,109	150,669
Operating expenses:
Selling, general and administrative	—	86,356	19,030	(1)	105,385
Research and development	—	5,947	826	—	6,773
Amortization of acquired intangibles	—	18,629	530	—	19,159

Operating income	—	12,042	5,200	2,110	19,352
Other income (expense):
Interest income	10,534	921	219	(11,338)	336
Interest expense	(41,848)	(10,577)	(986)	11,338	(42,073)
Other income (expense), net	16,885	(840)	(1,739)	(16,881)	(2,575)

Income (loss) before income taxes and minority interests	(14,429)	1,546	2,694	(14,771)	(24,960)
Provision (benefit) for income taxes	—	(12,696)	1,208	659	(10,829)
Minority interests	—	—	298	—	298

Net income (loss)	$(14,429)	$14,242	$1,188	$(15,430)	$(14,429)

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations
For the Nine Months Ended September 27, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$605,456	$196,647	$(68,937)	$733,166
Cost of sales	—	238,822	112,369	(71,308)	279,883

Gross profit	—	366,634	84,278	2,371	453,283
Operating expenses:
Selling, general and administrative	—	266,867	65,674	(7)	332,534
Research and development	—	18,431	2,248	—	20,679
Amortization of acquired intangibles	—	55,809	1,606	—	57,415

Operating income	—	25,527	14,750	2,378	42,655
Other income (expense):
Interest income	36,855	3,343	566	(39,578)	1,186
Interest expense	(129,153)	(37,108)	(3,058)	39,564	(129,755)
Other income (expense), net	32,909	36	(950)	(32,904)	(909)

Income (loss) before income taxes and minority interests	(59,389)	(8,202)	11,308	(30,540)	(86,823)
Provision (benefit) for income taxes	—	(32,098)	3,212	659	(28,227)
Minority interests	—	—	793	—	793

Net income (loss)	$(59,389)	$23,896	$7,303	$(31,199)	$(59,389)

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations
For the Three Months Ended September 29, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$87,331	$22,473	$(1,373)	$108,431
Cost of sales	—	32,864	10,750	(1,332)	42,282

Gross profit	—	54,467	11,723	(41)	66,149
Operating expenses:
Selling, general and administrative	—	42,148	9,687	—	51,835
Research and development	—	3,279	1,093	—	4,372
Amortization of acquired intangibles	—	6,415	727	—	7,142

Operating income	—	2,625	216	(41)	2,800
Other income (expense):
Interest income	3,936	1,149	58	(4,899)	244
Interest expense	(15,038)	(4,023)	(890)	4,899	(15,052)
Other income (expense), net	5,163	72	132	(5,163)	204

Income (loss) before income taxes and minority interests	(5,939)	(177)	(484)	(5,204)	(11,804)
Provision (benefit) for income taxes	—	(6,467)	489	—	(5,978)
Minority interests	—	—	113	—	113

Net income (loss)	$(5,939)	$6,290	$(1,086)	$(5,204)	$(5,939)

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Operations
For the Nine Months Ended September 29, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$255,007	$70,083	$(3,699)	$321,391
Cost of sales	—	101,718	33,403	(3,696)	131,425

Gross profit	—	153,289	36,680	(3)	189,966
Operating expenses:
Selling, general and administrative	—	123,874	30,216	—	154,090
Research and development	—	9,037	3,076	—	12,113
Amortization of acquired intangibles	—	18,234	2,086	—	20,320

Operating income (loss)	—	2,144	1,302	(3)	3,443
Other income (expense):
Interest income	11,810	3,893	192	(15,224)	671
Interest expense	(42,968)	(12,375)	(3,006)	15,224	(43,125)
Other income (expense), net	6,054	71	191	(6,054)	262

Loss before income taxes and minority interest	(25,104)	(6,267)	(1,321)	(6,057)	(38,749)
Provision (benefit) for income taxes	—	(14,941)	1,018	—	(13,923)
Minority interests	—	—	278	—	278

Net income (loss)	$(25,104)	$8,674	$(2,617)	$(6,057)	$(25,104)

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 27, 2008
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(59,389)	$23,896	$7,303	$(31,199)	$(59,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	14,568	3,459	(595)	17,432
Amortization of intangibles	—	55,809	1,606	—	57,415
Amortization of debt issuance costs	9,857	—	—	—	9,857
Stock-based compensation	—	1,204	—	—	1,204
Asset impairments and loss on disposal of assets	—	1,046	380	(65)	1,361
Deferred income taxes	—	(19,096)	(330)	659	(18,767)
Non-cash income from subsidiaries	(32,908)	(9)	—	32,917
Provision for doubtful accounts and sales returns	—	15,026	385	—	15,411
Inventory reserves	—	4,118	422	—	4,540
Minority interests	—	—	793	—	793
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(30,702)	(3,217)	—	(33,919)
Inventories	—	5,114	1,603	(2,357)	4,360
Prepaid expenses, other assets and liabilities	9	(7,045)	2,221	(89)	(4,904)
Accounts payable and other current liabilities	33,642	(14,582)	1,125	89	20,274

Net cash (used in) provided by operating activities	(48,789)	49,347	15,750	(640)	15,668
INVESTING ACTIVITIES:
Acquisition of intangible assets	—	(1,170)	(46)	—	(1,216)
Acquisition of businesses, net cash acquired	—	(2,062)	(1,817)	—	(3,879)
Purchases of property and equipment	—	(16,385)	(3,354)	640	(19,099)
Proceeds from sale of assets	—	2	—	—	2
Other, net	—	1,212	—	—	1,212

Net cash (used in) provided by investing activities	—	(18,403)	(5,217)	640	(22,980)
FINANCING ACTIVITIES:
Intercompany	53,595	(45,976)	(7,619)	—	—
Proceeds from debt and revolving line of credit	12,000	—	—	—	12,000
Payments on debt and revolving line of credit	(17,325)	(683)	(3,543)	—	(21,551)

Net cash (used in) financing activities	48,270	(46,659)	(11,162)	—	(9,551)
Effect of exchange rate changes on cash and cash equivalents	—	—	(236)	—	(236)

Net decrease in cash and cash equivalents	(519)	(15,715)	(865)	—	(17,099)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471

Cash and cash equivalents at end of period	$—	$28,979	$17,393	$—	$46,372

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

DJO Finance LLC and Subsidiaries

Unaudited Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2007
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(25,104)	$8,674	$(2,617)	$(6,057)	$(25,104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	7,442	2,677	(533)	9,586
Amortization of intangibles	—	18,234	2,086	—	20,320
Amortization of debt issuance costs	2,866	—	—	—	2,866
Stock-based compensation	—	1,534	—	—	1,534
Asset impairments and loss on disposal of assets	—	121	410	(113)	418
Deferred income taxes	—	(15,070)	(1,055)	—	(16,125)
Non-cash income from subsidiaries	(6,053)	—	—	6,053	—
Provision for doubtful accounts and sales returns	—	5,713	303	—	6,016
Inventory reserves	—	756	69	—	825
Minority interests	—	—	278	—	278
Excess tax benefit associated with stock option exercises	—	(17)	—	—	(17)
Net effect of discontinued operations, net of gain on disposal	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(11,202)	(202)	—	(11,404)
Inventories	—	522	1,369	180	2,071
Prepaid expenses, other assets and liabilities	(208)	(5,217)	(828)	—	(6,253)
Accounts payable and other current liabilities	6,049	6,392	(1,033)	—	11,408

Net cash provided by (used in) operating activities	(22,450)	18,260	1,457	(470)	(3,203)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(64,010)	(391)	—	(64,401)
Proceeds from sale of assets	—	4,500	65	—	4,565
Purchases of property and equipment	—	(7,752)	(2,401)	470	(9,683)

Net cash used in investing activities	—	(67,262)	(2,727)	470	(69,519)
FINANCING ACTIVITIES:
Intercompany	(50,642)	48,240	2,402	—	—
Payments on long-term obligations	(15,263)	(307)	66	—	(15,504)
Payment of debt issuance costs	(1,129)	—	—	—	(1,129)
Proceeds on long-term obligations	89,500	294	34	—	89,828
Excess tax benefit associated with stock option exercises	—	17	—	—	17
Dividend paid to minority interests	—	—	(226)	—	(226)

Net cash provided by financing activities	22,466	48,244	2,276	—	72,986
Effect of exchange rate changes on cash and cash equivalents	—	—	638	—	638

Net increase (decrease) in cash and cash equivalents	16	(758)	1,644	—	902
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903

Cash and cash equivalents at end of period	$28	$21,892	$9,885	$—	$31,805

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following management's discussion and analysis contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act") that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Some of these factors are described under the heading "Risk Factors" below. The section entitled "Risk Factors" contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings including our 2007 Annual Report on Form 10-K filed with the Commission on March 28, 2008, describe some important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

        We have complemented our internal growth initiatives with strategic business acquisitions, including the DJO Merger and our acquisitions of IOMED and Saunders, which expanded our product and service offerings. We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation Segment

        We market our domestic rehabilitation segment products through the three operating segments described below.

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

  •
  Empi.  Our Empi division offers products in the category of home electrotherapy, bone growth stimulation products (which were acquired with the DJO Merger) iontophoresis, and home traction. This division also includes our Rehab Med + Equip ("RME") and EmpiCare businesses. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site. Through our EmpiCare business, we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

International Rehabilitation Segment

        Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

  •
  Bracing and Supports.  The international sales of our Bracing and Supports division, which offers DonJoy, ProCare, and Aircast products.

  •
  Ormed.DJO.  Our Ormed.DJO business, which provides bracing, CPM, electrotherapy and other products primarily in Germany.

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

        Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three and nine months ended September 27, 2008 and September 29, 2007, respectively. This information excludes the impact of certain expenses not allocated to segments, which are primarily comprised of general corporate expenses for all periods presented. The segment information includes the impact of purchase accounting and related amortization of acquired intangible assets related to our recent acquisitions as described in Note 2 to our unaudited condensed consolidated financial statements, as well as certain integration costs and restructuring costs as described in Note 11 to our unaudited condensed consolidated financial statements. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Domestic Rehabilitation:
Net sales	$178,389	$74,132	$518,670	$212,788
Gross profit	$107,031	$41,702	$308,641	$120,172
Gross profit margin	60.0%	56.3%	59.5%	56.5%
Operating income	$19,716	$2,811	$49,407	$12,385
Operating income as a percent of net segment sales	11.1%	3.8%	9.5%	5.8%
International Rehabilitation:
Net sales	$54,427	$23,627	$176,121	$73,416
Gross profit	$32,275	$12,123	$105,004	$36,679
Gross profit margin	59.3%	51.3%	59.6%	50.0%
Operating income	$7,865	$587	$23,660	$1,302
Operating income as a percent of net segment sales	14.5%	2.5%	13.4%	1.8%
Surgical Implant:
Net sales	$17,225	$15,658	$55,124	$49,103
Gross profit	$12,730	$11,818	$41,214	$33,930
Gross profit margin	73.9%	75.5%	74.8%	69.1%
Operating income	$1,572	$1,824	$5,557	$2,890
Operating income as a percent of net segment sales	9.1%	11.6%	10.1%	5.9%

DJO Merger

        On July 15, 2007, we entered into the DJO Merger Agreement with DJO Opco providing for a merger transaction pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Quarterly Report on Form 10-Q. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion (at $50.25 a share) paid to former equity holders of DJO Opco, $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under the Senior Secured Credit Facility, and proceeds from the newly issued 10.875% Notes (see Note 2 to our unaudited condensed consolidated financial statements for further information).

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

Results of Operations

        The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Net sales	$243,637	100.0%	$108,431	100.0%	$733,166	100.0%	$321,391	100.0%
Cost of sales	92,968	38.2	42,282	39.0	279,883	38.2	131,425	40.9

Gross profit	150,669	61.8	66,149	61.0	453,283	61.8	189,966	59.1
Operating expenses:
Selling, general and administrative	105,385	43.3	51,835	47.8	332,534	45.4	154,090	47.9
Research and development	6,773	2.8	4,372	4.0	20,679	2.8	12,113	3.8
Amortization of acquired intangibles	19,159	7.9	7,142	6.6	57,415	7.8	20,320	6.3

Operating income	19,352	7.9	2,800	2.6	42,655	5.8	3,443	1.1
Other income (expense):
Interest income	336	0.1	244	0.2	1,186	0.2	671	0.2
Interest expense	(42,073)	(17.3)	(15,052)	(13.9)	(129,755)	(17.7)	(43,125)	(13.4)
Other income (expense), net	(2,575)	(1.1)	204	(0.2)	(909)	(0.1)	262	0.1

Loss before income taxes and minority interests	(24,960)	(10.2)	(11,804)	(10.9)	(86,823)	(11.8)	(38,749)	(12.1)
Benefit for income taxes	(10,829)	(4.4)	(5,978)	(5.5)	(28,227)	(3.9)	(13,923)	(4.3)
Minority interests	298	0.1	113	0.1	793	0.1	278	0.1

Net loss	$(14,429)	(5.9)%	$(5,939)	(5.5)%	$(59,389)	(8.1)%	$(25,104)	(7.8)%

Three Months Ended September 27, 2008 compared to Three Months Ended September 29, 2007

         Net Sales.    Our net sales for the three months ended September 27, 2008 were $243.6 million, representing an increase of 124.7% from net sales of $108.4 million for the three months ended September 29, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007), IOMED (August 2007) and Saunders (July 2007). Revenues associated with these business acquisitions were approximately $128.3 million for the three months ended September 27, 2008. For the three months ended September 27, 2008, we generated 25.1% of our net sales from customers outside the United States as compared to 23.9% for the three months ended September 29, 2007. Net sales were also positively impacted for the three months ended September 27, 2008 by $3.6 million due to favorable changes in foreign exchange rates compared to rates in effect for the three months ended September 29, 2007.

        Sales of new products, which include products that have been on the market less than one year, were $16.7 million for the three months ended September 27, 2008, compared to new product sales of $12.6 million for the three months ended September 29, 2007.

        The following table sets forth the mix of our net sales for the three months ended September 27, 2008 compared to the three months ended September 29, 2007:

	Three Months Ended
($ in thousands)	September 27, 2008	% of Net Revenues	September 29, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$178,389	73.2%	$74,132	68.4%	$104,257	140.6%
International Rehabilitation Segment	54,427	22.3	23,627	21.8	30,800	130.4
Surgical Implant Segment	17,225	7.1	15,658	14.4	1,567	10.0
Intersegment revenues	(6,404)	(2.6)	(4,986)	(4.6)	(1,418)	28.4

Consolidated net sales	$243,637	100.0%	$108,431	100.0%	$135,206	124.7%

        Net sales in our Domestic Rehabilitation Segment were $178.4 million for the three months ended September 27, 2008, reflecting an increase of 140.6% over net sales of $74.1 million for the three months ended September 29, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth from our core product lines including electrotherapy and catalog.

        Net sales in our International Rehabilitation Segment for the three months ended September 27, 2008 were $54.4 million, reflecting an increase of 130.4% from net sales of $23.6 million for the three months ended September 29, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $3.6 million for the three months ended September 27, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the three months ended September 29, 2007.

        Net sales in our Surgical Implant Segment increased to $17.2 million from $15.7 million for the three months ended September 27, 2008, representing a 10.0% increase over the same period in the prior year. The increase was driven primarily by growth in our knee, shoulder, and hip implant product lines.

         Gross Profit.    Consolidated gross profit as a percentage of net sales increased to 61.8% for the three months ended September 27, 2008 from 61.0% for the three months ended September 29, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $2.3 million. Additionally, the increase in gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $347,000.

        Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 60.0% for the three months ended September 27, 2008 from 56.3% for the three months ended September 29, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $347,000.

        Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 59.3% for the three months ended September 27, 2008 from 51.3% for the three months ended September 29, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $2.3 million.

        Gross profit in our Surgical Implant Segment as a percentage of gross sales decreased to 73.9% for the three months ended September 27, 2008 from 75.5% for the three months ended September 29, 2007. The decrease was primarily driven by an increase in international sales as a percentage of total sales which sell at a lower margin.

         Selling, General and Administrative.    Our selling, general and administrative expenses increased to $105.4 million for the three months ended September 27, 2008 from $51.8 million for the three months ended September 29, 2007 due to additional expenses associated with the operating activities of our recent acquisitions, including certain incremental costs related to the integration of the acquired businesses, partially offset by a settlement of a litigation contingency related to one of our foreign subsidiaries of approximately $1.1 million. The following table sets forth certain non-recurring costs associated with the integration of our recent acquisitions:

	Three Months Ended
($ in thousands)	September 27, 2008	September 29, 2007
Severance and relocation expenses	$2,602	$615
Integration expenses	6,444	2,435
Other	—	(204)

	$9,046	$2,846

        Severance and relocation expenses for the three months ended September 27, 2008 consisted of $2.2 million of severance expenses related to employees in connection with the DJO Merger and $0.4 million of severance payments made to employees in connection with other recent acquisitions. Severance expense for the three months ended September 29, 2007 included severance payments to employees in connection with other acquisitions. Integration expenses for the three months ended September 27, 2008 included $3.9 million of integration costs incurred in connection with the DJO Merger, $2.2 million related to the implementation of our new global ERP system and $0.4 million of integration costs related to other recent acquisitions. Integration expenses for the three months ended September 29, 2007 included $1.9 million and $0.5 million of integration costs incurred in connection with recent acquisitions and the Prior Transaction, respectively.

         Research and Development.    Our research and development expense increased to $6.8 million for the three months ended September 27, 2008 from $4.4 million for the three months ended September 29, 2007. The increase was primarily due to increased wages, facility, and project costs incurred as a result of our acquisitions. As a percentage of net sales, research and development expense decreased to 2.8% compared to 4.0% in the three months ended September 29, 2007.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $19.2 million for the three months ended September 27, 2008 compared to $7.1 million for the three months ended September 29, 2007. At September 27, 2008, we expect the future amortization of intangibles to be approximately $19.1 million for the remainder of 2008, $76.1 million in 2009, $75.2 million in 2010, $73.8 million in 2011, $72.4 million in 2012, and $525.6 million for the periods thereafter. Future acquisitions of businesses or intangible assets may cause these estimates to differ materially.

         Interest Expense.    Our interest expense increased to $42.1 million for the three months ended September 27, 2008 compared to interest expense of $15.1 million for the three months ended September 29, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

         Other Expense.    Our other expense increased to $2.6 million for the three months ended September 27, 2008 compared to other income of $0.2 million for the three months ended September 29, 2007. The increase was principally driven by losses on foreign currency exchange.

         Benefit for Income Taxes.    For the three months ended September 27, 2008, we recorded $10.8 million of income tax benefit on a pre-tax loss of $25.0 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the three months ended September 29, 2007, we recorded $6.0 million of income tax benefit on a pre-tax loss of $11.8 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Nine Months Ended September 27, 2008 compared to Nine Months Ended September 29, 2007

         Net Sales.    Our net sales for the nine months ended September 27, 2008 were $733.2 million, representing an increase of 128.1% from net sales of $321.4 million for the nine months ended September 29, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007), IOMED (August 2007) and Saunders (July 2007) and continued growth across our product lines. Revenues associated with business acquisitions were approximately $383.7 million for nine months ended September 27, 2008. For the nine months ended September 27, 2008 and September 29, 2007, we generated 26.8% and 25.9% of our net sales from customers outside the United States, respectively. Net sales were also positively impacted for the nine months ended September 27, 2008 by $17.7 million due to favorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 29, 2007.

        Sales of new products, which include products that have been on the market less than one year, were $28.4 million for the nine months ended September 27, 2008, compared to new product sales of $23.2 million for the nine months ended September 29, 2007.

        The following table sets forth the mix of our net sales for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007:

	Nine Months Ended
($ in thousands)	September 27, 2008	% of Net Revenues	September 29, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$518,670	70.7%	$212,788	66.2%	$305,882	143.7%
International Rehabilitation Segment	176,121	24.0	73,416	22.8	102,705	139.9
Surgical Implant Segment	55,124	7.5	49,103	15.3	6,021	12.3
Intersegment revenues	(16,749)	(2.2)	(13,916)	(4.3)	(2,833)	20.4

Consolidated net sales	$733,166	100.0%	$321,391	100.0%	$411,775	128.1%

        Net sales in our Domestic Rehabilitation Segment were $518.7 million for the nine months ended September 27, 2008, reflecting an increase of 143.7% over net sales of $212.8 million for the nine months ended September 29, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth from our core product lines including electrotherapy and catalog.

        Net sales in our International Rehabilitation Segment for the nine months ended September 27, 2008 were $176.1 million, reflecting an increase of 139.9% from net sales of $73.4 million for the nine months ended September 29, 2007. The increase was driven primarily by the addition of sales from the

DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $17.7 million for the nine months ended September 27, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 29, 2007.

        Net sales in our Surgical Implant Segment increased to $55.1 million from $49.1 million for the nine months ended September 27, 2008, representing a 12.3% increase over the same period in the prior year. The increase was driven primarily by growth in our knee, shoulder and hip implant product lines.

         Gross Profit.    Consolidated gross profit as a percentage of net sales increased to 61.8% for the nine months ended September 27, 2008 from 59.1% for the nine months ended September 29, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $12.4 million. Additionally, the increase in consolidated gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $2.7 million. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $7.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

        Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 59.5% for the nine months ended September 27, 2008 from 56.5% for the nine months ended September 29, 2007. The increase in our gross margin was primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in gross profit included $2.7 million of higher amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $2.0 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

        Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 59.6% for the nine months ended September 27, 2008 from 50.0% for the nine months ended September 29, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $12.4 million. Additionally, the increase in consolidated gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $2.1 million. The amortization of purchased inventory fair value adjustments included in cost of sales was $2.1 million for the nine months ended September 29, 2007.

        Gross profit in our Surgical Implant Segment as a percentage of gross sales increased to 74.8% for the nine months ended September 27, 2008 from 69.1% for the nine months ended September 29, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $3.3 million. The amortization of purchased inventory fair value adjustments included in cost of sales was $3.3 million for the nine months ended September 29, 2007.

         Selling, General and Administrative.    Our selling, general and administrative expenses increased to $332.5 million for the nine months ended September 27, 2008 from $154.1 million for the nine months ended September 29, 2007 due to additional expenses wages, commissions and professional fees associated with our acquisitions, including certain incremental costs related to the integration of the acquired businesses, partially offset by a settlement of a litigation contingency related to one of our foreign subsidiaries of approximately $1.1 million. The following table sets forth certain non-recurring costs associated with the integration of our recent acquisitions:

	Nine Months Ended
($ in thousands)	September 27, 2008	September 29, 2007
Severance and relocation expenses	$8,970	$832
Integration expenses	22,800	6,388
Other	—	(357)

	$31,770	$6,863

        Severance and relocation expenses for the nine months ended September 27, 2008 consisted of $5.0 million of severance expenses related to the DJO Merger, $1.2 million of severance payments to employees in connection with other acquisitions, and $2.8 million of separation expense in connection with the termination of one of the Company's executive officers. Integration expenses for the nine months ended September 29, 2008 included $17.2 million, $1.6 million and $1.8 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively. Also included within Integration expense for the nine months ended September 27, 2008 is $2.2 million related to the implementation of our new global ERP system. Integration expenses for the nine months ended September 29, 2007 included $4.8 million and $1.6 million of integration costs incurred in connection with recent acquisitions and the Prior Transaction, respectively.

         Research and Development.    Our research and development expense increased to $20.7 million for the nine months ended September 27, 2008 from $12.1 million for the nine months ended September 29, 2007. The increase was primarily due to increased wages, facility and project costs incurred as a result of our acquisitions. As a percentage of net sales, research and development expense decreased to 2.8% compared to 3.8% in the nine months ended September 29, 2007.

         Amortization of Acquired Intangibles.    Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $57.4 million for the nine months ended September 27, 2008 compared to $20.3 million for the nine months ended September 29, 2007.

         Interest Expense.    Our interest expense increased to $129.8 million for the nine months ended September 27, 2008 compared to interest expense of $43.1 million for the nine months ended September 29, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

         Other Expense.    Our other expense increased to $0.9 million for the nine months ended September 27, 2008 compared to other income of $0.3 million for the nine months ended September 29, 2007. The increase was principally driven by increased losses in the third quarter of 2008 on foreign currency exchange.

         Benefit for Income Taxes.    For the nine months ended September 27, 2008, we recorded $28.2 million of income tax benefit on a pre-tax loss of $86.8 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the nine months ended September 29, 2007, we recorded $13.9 million of income tax benefit on a pre-tax loss of $38.8 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Liquidity and Capital Resources

        As of September 27, 2008 our primary source of liquidity consisted of cash and cash equivalents totaling $46.4 million and $100.0 million of available borrowings under our revolving credit facility, described below. Working capital at September 27, 2008 was $192.4 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

        A summary of our changes in cash and cash equivalents for the nine months ended September 27, 2008 and September 29, 2007 is as follows:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash provided by (used in) operating activities	$15,668	$(3,203)
Cash used in investing activities	(22,980)	(69,519)
Cash (used in) provided by financing activities	(9,551)	72,986
Effect of exchange rate changes on cash and cash equivalents	(236)	638

Net (decrease) increase in cash and cash equivalents	$(17,099)	$902

Cash Flows

        Operating activities provided cash of $15.7 million for the nine months ended September 27, 2008 and used cash of $3.2 million for the nine months ended September 29, 2007. Cash provided by operating activities for the nine months ended September 27, 2008 primarily reflected our net income after adjustment for non-cash charges partially offset by a slightly unfavorable net change in operating assets and liabilities. Cash used in operating activities for the nine months ended September 29, 2007 primarily reflected our net loss and a negative net change in operating assets and liabilities. Cash paid for interest was $86.1 million for the nine months ended September 27, 2008 and $34.2 million for the nine months ended September 29, 2007.

        Investing activities used $23.0 million of cash for the nine months ended September 27, 2008, compared to $69.5 million for the nine months ended September 29, 2007. Cash used in investing activities for the nine months ended September 27, 2008 primarily consisted of purchases of property and equipment totaling $19.1 million and the acquisition of businesses for a total of $3.9 million. Included within purchases of property and equipment is approximately $3.0 million related to our new global ERP system. Cash used in investing activities for the nine months ended September 29, 2007 included acquisition of businesses for $64.4 million and purchases of property and equipment amounting to $9.7 million, slightly offset by proceeds from a sale of assets amounting to $4.6 million.

        Financing activities used $9.6 million of cash for the nine months ended September 27, 2008, compared to cash provided by financing activities of $73.0 million for the nine months September 29, 2007. Cash used in financing activities for the nine months ended September 27, 2008 represented a net payment of $9.6 million on long-term debt and revolving lines of credit as compared to cash provided by financing activities for the nine months ended September 29, 2007, which included net proceeds of $73.2 million from long-term debt and revolving credit lines.

        For the remainder of 2008, we expect to spend total cash of approximately $107.4 million for the following:

  •
  approximately $36.3 million for scheduled principal and estimated interest payments on our senior secured credit facility;

  •
  approximately $43.0 million for scheduled estimated interest payments on our senior notes;

  •
  approximately $19.1 million in scheduled payments for noncancellable operating leases; and

  •
  approximately $9.0 million for capital expenditures.

        In addition, we expect to spend up to an additional $36 million implementing our new ERP system capital project over approximately the next two years.

Indebtedness

        As of September 27, 2008, we had approximately $1,824.4 million in aggregate indebtedness outstanding.

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

         Interest Rate and Fees.    Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margins for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

        Historically, we have used derivative instruments to hedge portions of our exposure related to variable interest rates on our outstanding indebtedness. On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% expiring in 2009. The swap agreement amortizes through a date in 2009. As of September 27, 2008, the remaining notional amount of the swap was $490.0 million. As of September 27, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.54%.

        In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments there under. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios. We must also pay customary letter of credit fees.

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

  •
  change our lines of business.

        Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to Adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures ("Adjusted EBITDA"). As of September 27, 2008, we were required to maintain a senior leverage ratio not to exceed 5.1:1. At September 27, 2008 our senior leverage ratio was 4.03:1.

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

        Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 27, 2008, measured on that date, was 1.83:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

        As described above, our Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility and the Indentures governing the $575.0 million of senior notes and the $200.0 million of senior subordinated notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. In addition, under the Indentures governing the notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

        Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net loss or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

        Our ability to meet the covenants specified above will depend on future events, many of which are beyond our control, and we cannot assure you that we will meet those covenants. A breach of any of these covenants in the future could result in a default under our Senior Secured Credit Facility and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

        The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended September 27, 2008. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended September 27, 2008	Twelve Months Ended September 27, 2008
	(unaudited)
(in thousands)
Net loss	$(14,429)	$(116,705)
Interest expense, net	41,737	171,932
Income tax benefit	(10,829)	(56,807)
Depreciation and amortization	25,397	93,178
Non-cash items(a)	(22)	15,427
Non-recurring items(b)	9,046	64,836
Other adjustment items, before cost savings(c)	3,706	27,244
Other adjustment items—cost savings applicable for twelve month period only(d)	N/A	52,595

Adjusted EBITDA	$54,606	$251,700

(a)
Non-cash items are comprised of the following:

	Three Months Ended September 27, 2008	Twelve Months Ended September 27, 2008
	(unaudited)
(in thousands)
Stock compensation expense	$(22)	$1,211
Purchase accounting adjustments(1)	—	14,216

Total non-cash items	$(22)	$15,427

  (1)
  Includes $9.4 million, $1.2 million and $0.7 million of expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger, the Saunders acquisition, and other recent acquisitions, respectively, for the twelve months ended

    September 27, 2008. Also included is $3.0 million of expense related to the write-off of in-process research and development costs in connection with the DJO Merger for the twelve months ended September 27, 2008.

(b)
Non-recurring items are comprised of the following:

	Three Months Ended September 27, 2008	Twelve Months Ended September 27, 2008
	(unaudited)
(in thousands)
Employee severance and relocation(1)	$2,602	$24,510
Integration expense(2)	6,444	27,329
Reserve estimate change(3)	—	12,997

Total non-recurring items	$9,046	$64,836

  (1)
  Severance for the three months ended September 27, 2008 included $2.2 million of severance payments made to employees in connection with the DJO Merger and $0.4 million of severance payments made to employees in connection with other recent acquisitions. Severance for the twelve months ended September 27, 2008, included severance payments to former ReAble executives in the amount of $13.7 million, $2.8 million of separation expense in connection with the termination of one of the Company's executive officers, and $5.3 million, $1.2 million and $1.5 million of employee severance incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively.

  (2)
  Integration expense for the three months ended September 27, 2008 included $3.9 million of integration costs incurred in connection with the DJO Merger, $2.2 million related to the implementation of our new global ERP system, and $0.4 million of integration costs related to other recent acquisitions. Integration expense for the twelve months ended September 27, 2008 included $17.2 million, $1.9 million, $2.7 million and $2.0 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition, the Saunders acquisition and other recent acquisitions, respectively. Also included for the twelve months ended September 27, 2008 was $2.6 million related to the implementation of our new global ERP system, and $0.9 million of integration costs related to the Prior Transaction.

  (3)
  Included $9.8 million related to additional allowances for doubtful accounts receivable acquired in connection with the DJO Merger due to anticipated integration related collection issues, $1.1 million related to a change in estimate for inventory obsolescence of inventory acquired in connection with the DJO Merger and $2.1 million related to additional allowance for doubtful accounts due to a change in reserve estimate of the collectability of accounts receivable of Empi as a result of the DJO Merger for the twelve months ended September 27, 2008.

(c)
Other adjustment items, before cost savings, are comprised of the following:

	Three Months Ended September 27, 2008	Twelve Months Ended September 27, 2008
	(unaudited)
(in thousands)
Transaction expenses(1)	$2,089	$11,921
Minority interest	298	930
Pre-acquisition Adjusted EBITDA(2)	—	14,830
Other(3)	1,319	(437)

Total other adjustment items, before cost savings	$3,706	$27,244

  (1)
  Included $1.8 million of Blackstone monitoring fees and $0.3 million related to other merger and acquisition activities for the three months ended September 27, 2008. Included $4.7 million of transaction costs incurred in connection with the DJO Merger, $6.0 million of monitoring fees, $0.5 million related to the Prior Transaction and $0.7 million related to other merger and acquisition activities for the twelve months ended September 27, 2008.

  (2)
  Represents pre-acquisition Adjusted EBITDA from October 1, 2007 to November 19, 2007 for the DJO Merger.

  (3)
  Included net foreign currency transaction losses and a settlement of a litigation contingency related to one of our foreign subsidiaries.

(d)
Includes projected cost savings of (i) $51.2 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger, (ii) $0.8 million related to headcount reductions and production efficiencies in connection with the IOMED and Saunders acquisitions, and (iii) $0.6 million principally from vertical integration and procurement savings related to purchases of certain product components.

        The following is a summary of our covenant requirements and pro forma ratios as of September 27, 2008:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior debt to Adjusted EBITDA	5.10:1	4.03:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.83:1

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

        We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the first nine months of 2008, we reserved for and reduced gross revenues from third party payors by 32% for estimated allowances related to these contractual reductions.

        Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 73% of our net revenues for the nine months ended September 27, 2008 and approximately 66% of our net accounts receivable at September 27, 2008. We experienced write-offs of less than 0.2% of related net revenues for the nine months ended September 27, 2008. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 27% of our net revenues for the nine months ended September 27, 2008 and approximately 34% of our net accounts receivable at September 27, 2008. For the nine months ended September 27, 2008, we estimate bad debt expense to be approximately 5% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value. At September 29, 2007, our goodwill was evaluated for impairment and we determined that no impairment existed at that date. As a result of the DJO Merger, which occurred November 20, 2007, we now expect to test goodwill and indefinite intangible assets during the fourth quarter of 2008.

        At September 29, 2007, other intangibles were evaluated for impairment as required by SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. Upon initially recording certain of our other intangible assets, we used independent valuation firms to assist us in determining the appropriate values for these assets. Subsequently, we have used the same methodology and updated our assumptions to test for impairment whenever indicators of impairment are present. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of these assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rate and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

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

        Our gross deferred tax asset balance was approximately $166.9 million at September 27, 2008 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 10 to our unaudited condensed consolidated financial statements). As of September 27, 2008, we maintained a valuation allowance of $16.2 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with recent acquisitions and the Prior Transaction.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

        Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of September 27, 2008, we had $1,059.7 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into a new interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009 (the notional amount was $490 million as of September 27, 2008). A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for the three and nine months ended September 27, 2008, by approximately $1.4 million and $4.3 million, respectively. Our senior debt of approximately $775.0 million consisted of fixed rate debt at September 27, 2008. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

        Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and nine months ended September 27, 2008, our average monthly sales denominated in foreign currencies was approximately $17.4 million and $56.3 million, respectively, of which $13.5 million and $44.7 million, respectively, was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of September 27, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.4 million.

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

        We are currently defendants in 25 product liability cases related to a disposable drug infusion pump product manufactured by a third party manufacturer that we distribute through our Bracing and Supports division of our Domestic Rehabilitation segment. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. One of the two manufacturers of the pumps supplied to us has accepted our tender of defense in several of the cases involving that manufacturer, subject to certain reservation of rights, and we continue to press for indemnity and defense in the other cases and from the other manufacturer. Our product liability carrier has accepted coverage of these cases, subject to customary reservations, and is providing the Company with the defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1 million and $10 million. These cases are in the early stages of discovery.

        We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. As of September 27, 2008, we exceeded the coverage limits for certain historical product liability claims involving our Surgical Implant segment. The estimated exposure for these claims has been accrued for in our condensed consolidated balance sheet as of that date. Future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent. If we do not or cannot maintain adequate product liability insurance, our business and results of operations may be adversely affected.

Pending Stockholder Litigation

        In August 2007 and September 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of DJO Opco's public stockholders, challenging DJO Opco's proposed merger with ReAble. The court ordered the two lawsuits consolidated for all purposes in September 2007.

        The two original complaints named DJO Opco, ReAble and the current members of DJO Opco's board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of DJO Opco's highest transactional value, and without adequately marketing DJO Opco to other potential buyers. The original complaints also alleged that the individual defendants and DJO Opco failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints request, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys' fees, expert fees and other costs; and such other relief as the court may find just and proper.

        In November 2007, the parties entered into a memorandum of understanding, pursuant to which the parties agreed to settle the consolidated action subject to court approval. In March 2008, the parties entered into a settlement agreement which provided for dismissal of the consolidated action with prejudice upon approval of a stipulation by the court. Pursuant to the terms of the settlement agreement, the defendants acknowledged that the consolidated action resulted in a decision to provide additional information to DJO Opco's shareholders in the definitive proxy statement concerning the proposed merger and to modify certain terms in the merger agreement and to pay certain attorneys' fees, costs, and expenses incurred by the plaintiffs. As stated in the settlement agreement, defendants denied all allegations of wrongdoing, fault, liability or damage to the plaintiffs and the putative class in the consolidated action and denied that they were engaged in any wrongdoing or violation of law or breach of duty. Defendants also did not make any admission that the supplemental disclosures were material. On June 13, 2008, the court entered an order granting final approval of the settlement after providing notice and opportunity to be heard to the members of the class. The order and settlement became final and not subject to appeal on August 20, 2008.

ITEM 1A.    RISK FACTORS

        For a discussion of the Company's potential risks or uncertainties, please see Part I, Item IA, of the Company's 2007 Annual Report on Form 10-K filed with the Commission on March 28, 2008. Except for the following risk factors, there have been no material changes to the risk factors disclosed in such Form 10-K.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

        Sales of our products are largely dependent, directly or indirectly, on reimbursement from private insurers and government payors such as Medicaid and Medicare. As a result of the current credit and financial market conditions, some of the private insurers may be unable to satisfy their reimbursement obligations, may delay payment or may increase their scrutiny of claims, any of which could negatively affect our product sales and revenue. We also sell capital equipment to dealers and other customers who may curtail their purchases or have difficulty meeting payment obligations in the current credit environment.

        In addition, we rely on third parties for several important aspects of our business. Generally, we use third party vendors because they have special manufacturing capabilities or because we believe it is appropriate based on certain factors, including in-house capacity, lead time control and cost control. Due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

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

        We have received FDA warning letters in the past. Our Surgical Implant business received a warning letter in January 2007 in which the FDA investigator concluded that we had failed to establish and maintain adequate procedures for handling and investigating complaints, failed to establish and maintain procedures for changes to specifications and processes, including verification or validation of such changes, and found that these failures caused certain products to be misbranded. In the warning letter, the FDA informed us that we would not receive premarket approval for Class III devices to which these issues are reasonably related until the issues have been corrected. During 2007, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues. During the first quarter of 2008, the FDA concluded their follow-up investigation concerning the January 2007 warning letter. We received no observations and all areas of concern were addressed satisfactorily. Also, in the first quarter of 2008, we received FDA Form 483 "Inspectional Observations" in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We recently received a warning letter relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we are in a position to address these areas of concern adequately. However, we cannot assure you that the FDA will not take further action along these lines in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

  (a)
  None.

  (b)
  None.

ITEM 6.    EXHIBITS

  (a)
  Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL's Annual Report on Form 10-K, filed on March 28, 2008).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL's Registration Statement on Form S-4, filed April 18, 2008 (File No. 333-142188)).
10.1+	Transition Agreement, dated August 14, 2008, and Separation of Employment Agreement and General Release, dated as of August 31, 2008, between DJO and Peter Baird.
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+
Filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 7, 2008	By:	/s/ LESLIE H. CROSS Leslie H. Cross Chief Executive Officer (Authorized Signatory)

Date: November 7, 2008	By:	/s/ VICKIE L. CAPPS Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory)

QuickLinks

DJO FINANCE LLC FORM 10-Q TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DJO Finance LLC Unaudited Condensed Consolidated Balance Sheets (in thousands)
DJO Finance LLC Unaudited Condensed Consolidated Statements of Operations (in thousands)
DJO Finance LLC Unaudited Condensed Consolidated Statements of Cash Flows (in thousands)
DJO Finance LLC Notes to Unaudited Condensed Consolidated Financial Statements
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheets As of September 27, 2008 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Balance Sheets As of December 31, 2007 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations For the Three Months Ended September 27, 2008 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations For the Nine Months Ended September 27, 2008 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations For the Three Months Ended September 29, 2007 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Operations For the Nine Months Ended September 29, 2007 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 27, 2008 (in thousands)
DJO Finance LLC and Subsidiaries
Unaudited Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 29, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4T. CONTROLS AND PROCEDURES
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES