Form 10-K
period 2008-12-31
DJO Finance LLC
filed 2009-03-11
CIK 1395317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☐  No ☒

As of March 11, 2009, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) of DJO Finance LLC (“DJOFL”, or “the Company”) for the year ended December 31, 2008 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”  These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms.  These statements reflect only our current expectations.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in the paragraph below and elsewhere in this filing.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that such future results or events expressed by the statement of expectation or belief will be achieved or accomplished.

We believe it is important to communicate our expectations to our security holders.  There may be events in the future, however, that we are unable to predict accurately or over which we have no control.  The risk factors listed in Item 1A below, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Our current business activities are the result of a combination of two companies with broad orthopedic product offerings in the United States and foreign countries.  One of those companies, ReAble Therapeutics, Inc. (“ReAble”), was a leading manufacturer and distributor of electrotherapy products for pain therapy and rehabilitation, a broad range of clinical devices for the treatment of patients in physical therapy clinics, and a broad range of knee, hip and shoulder implant products.  In 2006, ReAble was acquired by an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”). The other company, DJO Opco Holdings, Inc. (“DJO Opco”), formerly named DJO Incorporated, was a leading manufacturer and distributor of orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. On November 20, 2007, ReAble acquired DJO Opco through a merger transaction (the “DJO Merger”).  ReAble then changed its name to DJO Incorporated (“DJO”) and continues to be owned primarily by affiliates of Blackstone. ReAble Therapeutics Finance LLC was renamed DJO Finance LLC (“DJOFL”) and ReAble Finance Corporation, the co-issuer of both the 10.875% senior notes due 2014 (the “10.875% Notes”) and 11.75% senior subordinated notes due 2014 (the “11.75% Notes”) (see Note 8 in our audited consolidated financial statements in this Annual Report), was renamed DJO Finance Corporation (“Finco”).  DJO is a Delaware corporation incorporated on March 21, 1995.  DJOFL is a Delaware limited liability company organized on September 27, 2006.

Historical financial results include results of ReAble and its subsidiaries before and after its acquisition by Blackstone and include the results of DJO Opco from the date of the DJO Merger through December 31, 2008.

Except as otherwise indicated, references to “us”, “we”, “our”, “our Company”, or “the Company” in this Annual Report refers to DJO and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been licensed by a third party to use: Cefar®, Empi®, Ormed®, Compex®, EmpiCare®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, RME™, CMF™, OL1000™, and OL1000 SC™.  All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

The DJO Merger

On July 15, 2007, we entered into an Agreement and Plan of Merger with DJO Opco providing for the DJO Merger pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Annual Report. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, Blackstone, borrowings under our senior secured credit facility (the “Senior Secured Credit Facility”) and proceeds from the newly issued 10.875% Notes (see Note 8 in our audited consolidated financial statements in this Annual Report).

The Prior Transaction

On November 3, 2006, Blackstone acquired all of the outstanding shares of capital stock of ReAble in a merger transaction (the “Prior Transaction”). The total purchase price for the Prior Transaction was approximately $529.2 million and consisted of $482.5 million paid to former holders of shares of common stock, $7.2 million related to the fair value of management options that continued to remain as outstanding options to purchase ReAble common stock after the Prior Transaction, and $39.5 million in direct acquisition costs.  The Prior Transaction was financed through a combination of equity contributed by Blackstone, cash on hand of ReAble, borrowings under our previous senior secured credit facility and proceeds from the 11.75% Notes.  Upon the closing of the Prior Transaction, shares of ReAble’s common stock ceased to be traded on the NASDAQ Global Market.

Operating Segments

We classify our operations, pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), into the three operating segments further described below.

Domestic Rehabilitation Segment

We market our Domestic Rehabilitation Segment products through the four main businesses described below.

•                  Bracing and Supports.  Our Bracing and Supports business unit was acquired with the DJO Merger and offers DonJoy, ProCare, and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems. This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Empi.  Our Empi business unit offers products in the category of home electrotherapy, iontophoresis, and home traction. This division also includes our Rehab Med + Equip business (“RME”) and until the end of 2008, included our EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site. Our EmpiCare business maintained an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients and was consolidated into the OfficeCare business during the fourth quarter of 2008.

•                  Regeneration.  Our Regeneration business unit consists of our bone growth stimulation products.  These products are sold through a combination of DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

International Rehabilitation Segment

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  Bracing and Supports.  The international sales of our Bracing and Supports business unit, which offers DonJoy, ProCare, and Aircast products.

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

Material Acquisitions

Our growth has been driven both by the introduction of products facilitated by our research and development efforts and by selected acquisitions of businesses or products primarily related to our Domestic Rehabilitation and International Rehabilitation Segments.  In addition to the DJO Merger, which more than doubled our size and product range, we completed the following acquisitions in the last three years:

On August 9, 2007, a subsidiary of DJOFL acquired IOMED Inc. (“IOMED”), which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The acquisition was primarily financed with borrowings under our then existing revolving credit facility.

On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs (“The Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our then existing senior credit facilities.

On November 7, 2006, a subsidiary of DJOFL acquired all of the issued and outstanding shares of Cefar AB (“Cefar”), a provider of electrotherapy and rehabilitation devices in Europe used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), electroacupuncture, and other rehabilitation activities. We have integrated the operations of Cefar with those of Compex SA, the European subsidiary of Compex Technologies, Inc. (“Compex”).  Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrostimulation across Europe and internationally, while continuing to sell products under both the Cefar and Compex brands.  The purchase price for Cefar of $27.1 million was comprised of $16.3 million in cash, issuance of 573,134 shares of our common stock valued at $9.5 million, and approximately $1.3 million in acquisition costs. In addition, we also assumed Cefar’s existing debt of approximately $3.8 million, which was subsequently paid in the third quarter of 2008.

On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc., a Minnesota corporation (“Compex”).  Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electronic nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. We paid a total purchase price of approximately $102.9 million, comprised of approximately 7.3 million shares of our common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase approximately 900,000 shares of our common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs.

Industry Background

Market Opportunities

We participate globally in the rehabilitation, pain management, bone growth stimulation and reconstruction segments of the orthopedic device market. In the United States, we estimate these segments accounted for approximately $7.9 billion of total industry sales in 2007. We believe that several factors are driving growth in the orthopedic products industry, including the following:

•                  Favorable demographics.  An aging population is driving growth in the orthopedic products market. Many conditions that result in rehabilitation, physical therapy or orthopedic surgery are more likely to affect people in middle age or later in life.  According to a 2008 United States Census Bureau — International Data Base projection, the aging baby boomer generation will result in the percentage of the North American population aged 65 and over to grow from 13.1% in 2009 to 16.6% in 2020 and to 20.1% by 2030. In Western Europe, the population aged 65 and over is expected to grow from 18.0% in 2009 to 20.9% in 2020 and to 24.8% by 2030.  In addition, according to a 2007 United States Census Bureau — International Data Base projection, the average life expectancy in North America increased from 78.0 years in 2005 to 78.5 years in 2009 and is expected to grow to 81.3 years by 2030.  In Western Europe, the average life expectancy increased from 79.2 years in 2005 to 79.8 years in 2009 and is expected to grow to 82.0 years by 2030.  As life expectancy increases, we believe people will remain active longer, causing the number of injuries requiring orthopedic rehabilitation, bone growth stimulation and reconstructive implants to increase.

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

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic rehabilitation device market:

•                  Leading market positions.  We derived over 60% of our net sales in 2008 from products for which we estimate we have leading market positions, including soft goods, ankle braces, walking braces, rigid knee braces, clinical electrotherapy, TENS, NMES, iontophoresis, cold therapy, home and clinical traction and CPM devices. We believe our orthopedic and physical therapy rehabilitation products marketed under the DonJoy, Aircast, ProCare, Chattanooga, Empi, Cefar, Compex and Ormed brands have a reputation for quality, durability and reliability among healthcare professionals. We believe the strength of our brands and our focus on customer service have allowed us to establish market leading positions in the highly fragmented and growing orthopedic rehabilitation market.

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

•                  Extensive and diverse distribution network.  We use multiple channels to distribute our products to our customers. We use nearly 14,000 dealers and distributors and a direct sales force of over 500 employed sales representatives and approximately 800 independent sales representatives to supply our products to physical therapy clinics, orthopedic surgeons and practices, orthotic and prosthetic centers, hospitals, surgery centers, athletic trainers, chiropractors, other healthcare professionals and retail outlets. We believe that our distribution network provides us with a significant competitive advantage in selling our existing products and in introducing new products.

•                  Strong relationships with managed care organizations and rehabilitation healthcare providers.  Our leading market positions in many of our orthopedic rehabilitation product lines and the breadth of our product offerings have enabled us to secure important preferred provider and managed care contracts. We have developed a third party billing system.  Our database includes approximately 9,000 different insurance companies and other payors, including over 1,500 active payor contracts. Our proprietary third party billing system is designed to reduce our reimbursement cycles, improve relationships with managed care organizations and physicians and track patients to improve quality of care and create subsequent selling opportunities. Further, our OfficeCare business maintains inventory at over 1,300 healthcare facilities, primarily orthopedic practices, which further strengthens our relationships with these healthcare providers.

•                  National contracts with group purchasing organizations.  We enjoy strong relationships with a meaningful number of group purchasing organizations (“GPOs”) due to our significant scale. We believe that our broad range of products is well suited to the goals of these buying groups. Under these national contracts, we provide favorable pricing to the buying group and are designated a preferred purchasing source for the members of the buying group for specified products. As we have made acquisitions and expanded our product range, we have been able to add incremental products to our national contracts. During 2008, we signed or renewed over 30 national contracts.

•                  Low cost, high quality manufacturing capabilities.  We have a major manufacturing facility in Tijuana, Mexico that has been recognized for operational excellence. The Mexico facility and our other manufacturing facilities employ lean manufacturing, Six Sigma concepts and continuous improvement processes to drive manufacturing efficiencies and lower costs.

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

•                  Experienced management team. The members of our management team have an average of over 28 years of relevant experience. This team has successfully integrated a number of acquisitions in the last several years.

Our Strategy

Our strategy is to increase our leading position in key products and markets, increase revenues and profitability and enhance cash flow. Our key initiatives to implement this strategy include the following:

•                  Increase our leading market positions.  We believe we are the market leader in many of the markets in which we compete. We intend to continue to increase our market share by leveraging the cross-selling and other opportunities created by the DJO Merger and by implementing the initiatives described below. The DJO Merger has allowed us to offer customers a more comprehensive range of products to better meet their evolving needs. We believe our size, scale, brand recognition, comprehensive and integrated product offerings and leading market positions enables us to capitalize on the growth in the orthopedic product industry.

•                  Focus sales force on entire range of DJO products.  Our products address the full continuum of a patient’s care, from preventative measures to pre-operative steps to post-operative care and rehabilitation.  Our strategy is to train and incentivize our sales force, which consists of agents and representatives familiar with a particular set of products, to work cooperatively and collaboratively with all segments of our sales force to introduce their customers to the full range of our products of which the customer is typically using only a portion.  We believe that this represents a significant opportunity to expand our business among customers who are already satisfied with the performance of some of our products.

•                  Continue to develop and launch new products and product enhancements.  We have a history of developing and introducing innovative products into the marketplace, and we expect to continue future product launches by leveraging our internal research and development platforms. We believe our ability to develop new technology and to advance existing technology to create new products will position us to further diversify our revenues and to expand our target markets by providing viable alternatives to surgery or medication. We believe that product innovation through effective and focused research and development, as well as our relationships with a number of widely recognized orthopedic surgeons and professionals who assist us in product research, development and marketing, will provide a significant competitive advantage. During 2008, we launched 27 new products, which generated over $27.2 million in revenues.

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

•                  Expand international sales.  In recent years, DJO Opco successfully established direct distribution capabilities in several major international markets. We believe that sales to European and other markets outside the United States continue to represent a significant growth opportunity, and we intend to continue to expand our direct and independent distribution capabilities in attractive foreign markets. For example, in February 2009, we acquired Donjoy Orthopaedics Pty. Ltd., an unaffiliated Australian distributor of our products, for approximately $3.0 million as part of our strategy to expand our international sales. The recent DJO Merger and several of the acquisitions we made in 2006 have substantially increased our international revenues and operating infrastructure and have provided us with opportunities to expand our international product offerings.

•                  Drive operating efficiency.  We plan to continue to apply the principles of lean operations to our manufacturing sites as well as in our operating and administrative functions to increase speed and efficiency and reduce waste.  We have instilled a culture of continuous improvement throughout the Company and are pursuing a regular schedule of addressing operations and processes in the Company to improve efficiency.  In addition to achieving the cost saving targets that were identified in the DJO Merger, we believe these lean principles and continuous improvement efforts will enhance our operating efficiencies and our ability to compete in an increasingly price-sensitive health care industry.

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

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment generated net sales of $700.1 million, $331.6 million, and $248.4 million for the years ended December 31, 2008, 2007, and 2006 (combined basis), respectively.  For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited results of operations on a combined basis because we believe it is useful to compare our financial results on an annualized basis.  The Successor period reflects the acquisition of ReAble by Blackstone using the purchase method of accounting pursuant to the provision of Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Accordingly, the comparability of the results of the Successor for the full year 2007 to the combined results of the Successor and the Predecessor for the full year 2006 is affected by differences in the basis of presentation, which reflects purchase accounting in the Successor periods historical cost in the Predecessor period.  In addition, the comparability of the combined results is impacted by changes in our capital structure which occurred on the date the Prior Transaction was completed (See note 11 in our consolidated financial statements in this Annual Report for net sales, gross profit and operating income for each segment).

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

International Rehabilitation Segment

Our International Rehabilitation Segment generated net sales of $228.5 million, $113.0 million, and $64.2 million for the years ended December 31, 2008, 2007, and 2006 (combined basis), respectively.  The product categories for our International Rehabilitation Segment are similar to the product categories for our Domestic Rehabilitation Segment but certain products are tailored to international market requirements and preferences. In addition, our International Rehabilitation Segment sells a number of product categories, none of which are individually significant, that we do not sell domestically.

Surgical Implant Segment

Our Surgical Implant Segment generated net sales of approximately $73.4 million, $66.6 million, and $59.1 million for the years ended December 31, 2008, 2007 and 2006 (combined basis), respectively.

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

We conduct research and development programs at our facilities in Austin, Texas; Chattanooga, Tennessee; Vista, California; and Ecublens, Switzerland. We invested approximately $26.9 million, $18.0 million, and $13.6 million in 2008, 2007 (excluding approximately $3.0 million of acquired in-process research and development (“IPR&D”), and 2006 (on a combined basis and excluding approximately $29.1 million of acquired IPR&D) into research and development activities, respectively. As of December 31, 2008, we had approximately 45 employees in our research and development departments.

Marketing and Sales

Our products reach our customers, including hospitals or other healthcare facilities, physicians or other healthcare providers and end user patients, through several sales and distribution channels.

Domestic Rehabilitation Segment

We market and sell our Domestic Rehabilitation Segment products in several different ways. The DonJoy sales channel is responsible for selling rigid knee braces, cold therapy products, and certain soft goods. Certain DonJoy sales representatives also sell our Regeneration products. The DonJoy channel consists of approximately 460 independent commissioned sales representatives who are employed by approximately 33 independent sales agents.  The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because the DonJoy product lines generally require customer education in the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, paying a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold.  If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent.  In the first half of 2008, we converted the Northern and Southern California and Pacific Northwest regions to a direct sales model for products in the DonJoy channel and Regeneration products.  We now cover those regions with employed sales representatives.

The ProCare/Aircast channel consists of approximately 100 direct and independent sales representatives that manage over 310 distributors focused on primary and acute care facilities. Seven vascular systems specialists are also included in this channel. Products in this channel consist primarily of our soft goods, vascular systems and other products, which are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physician Sales and Service Inc., regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of health care providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through GPOs that are a preferred purchasing source for members of a buying group.  Unlike our DonJoy products, our ProCare/Aircast products generally do not require significant customer education for their use. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of soft goods at over 1,300 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives.  The OfficeCare channel is managed by our DonJoy sales force.

Through our Empi channel, we market our prescription home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of over 250 direct and independent sales representatives. In connection with these product lines, we currently have more than 630 managed care contracts. Our electrotherapy and orthotics products are generally prescribed to patients by a physician such as an orthopedic surgeon. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. In addition, we have an outbound telemarketing sales force of 35 representatives, who sell reimbursed electrotherapy supplies and other products directly to our patients.

Through our Regeneration business, our non-union fracture bone growth stimulator devices (“OL1000”) are sold primarily by approximately 150 employed and independent sales representatives specially trained to sell the product. The spine bone growth stimulator device (“SpinaLogic”) is sold by a few of our direct sales representatives and a network of independent spine products distributors. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

Through our Chattanooga business, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a worldwide network of approximately 4,800 independent distributors, which are managed by our internal sales managers, and through catalogue sales. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend over 30 trade shows each year.

No particular customer or distributor accounted for 10% or more of product sales in the Domestic Rehabilitation Segment for the year ended December 31, 2008.  Medicare and Medicaid together accounted for approximately 5.9% of our 2008 net sales.

International Rehabilitation Segment

We sell our rehabilitation products internationally through a network of wholly-owned subsidiaries and independent distributors. In Europe, we use sales forces aggregating approximately 220 direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers, and pharmacies, to sell our products.  We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets. One recent example of our strategy to expand our international sales is our acquisition of DonJoy Orthopaedics Pty., Ltd. in February 2009.

Surgical Implant Segment

We currently market and sell the products of our Surgical Implant Segment in the United States to hospitals and orthopedic surgeons through a network of over 170 independent commissioned sales representatives who are employed by approximately 50 sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories on consignment for their use in marketing our products and filling customer orders. Outside the United States, our surgical implant products are sold through independent distributors, principally in Japan and select countries in Europe.

To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We maintain contractual relationships with orthopedic surgeons who assist us in developing our products and provide consulting services in connection with our products. In addition to providing design and conducive input into our new products, some of these orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with surgeons who conduct clinical studies on various products, establish protocols for use of the products and participate at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty payment. Consulting surgeons are paid consulting fees for their services.

Manufacturing

We use both in-house manufacturing capabilities and relationships with third party vendors to supply our products. Generally, we use third party vendors only when they have special manufacturing capabilities or when we believe it is appropriate based on certain factors, including our in-house capacity, lead time control and cost. Although we have certain sole source supply agreements, we believe alternate vendors are available, and we believe that adequate capacity exists at our current vendors to meet our anticipated needs.

Our manufacturing facilities are generally certified by the International Organization for Standardization (“ISO”) and generally comply with the U.S. Food and Drug Administration (“FDA”) current Good Manufacturing Practice (“cGMP”) and Quality System Regulations (“QSR”) requirements, which provide standards for safe and consistent manufacturing of medical devices and appropriate documentation of the manufacturing and distribution process. Many of our products carry the European Community Medical Device Directive (“CE”) certification mark.

Domestic Rehabilitation Segment

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.  Our Vista, California facility has achieved ISO 9001 certification, EN46001 certification and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive.  Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products and our regeneration products. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and cleanroom packaging operations and many subassemblies and components can be produced in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

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

Many of the component parts and raw materials we use in our manufacturing and assembly operations are available from more than one supplier and are generally available on the open market.  We source some of our finished products from manufacturers in China as well as other third party manufacturers.  We also currently purchase certain CPM devices from a single supply source, Medireha Gmbh (“Medireha”), which is 50% owned by us. Our distribution agreement with Medireha grants us exclusive rights to the distribution of products that Medireha manufactures. The distribution agreement, which expires on August 14, 2009, also requires that we purchase a certain amount of product annually and that we seek Medireha’s approval if we choose to manufacture or distribute products that are identical or similar, or otherwise compete with the products that are the subject of the distribution agreement.

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

Intellectual Property

We own or have licensing rights to U.S. and foreign patents covering a wide range of our products and have filed applications for additional patents. We have numerous trademarks registered in the United States, a number of which are also registered in countries around the world. We also assert ownership of numerous unregistered trademarks, some of which have been submitted for registration in the United States and foreign countries. In the future, we will continue to apply for such additional patents and trademarks as we deem appropriate. Additionally, we seek to protect our non-patented know-how, trade secrets, processes and other proprietary confidential information, through a variety of methods, including having our vendors, employees and consultants sign invention assignment agreements, proprietary information agreements and confidentiality agreements and having our independent sales agents and distributors sign confidentiality agreements. Because many of our products are regulated, proprietary information created during our development of a new or improved product may have to be disclosed to the FDA or another U.S. or foreign regulatory agency in order for us to have the lawful right to market such product.  We have distribution rights for certain products that are manufactured by others and hold both exclusive and nonexclusive licenses under third party patents and trade secrets that cover some of our existing products and products under development.

The validity of any of the patents or other intellectual property owned by or licensed to us may not be upheld if challenged by others in litigation. Due to these and other risks described in this Annual Report, we do not rely solely on our patents and other intellectual property to maintain our competitive position. We believe that the development and marketing of new products and improvement of existing ones is, and will continue to be, more important to our competitive position than relying solely on existing products and intellectual property.

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

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment competes with large, diversified corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies. The primary competitors of Empi and Chattanooga are Dynatronics Corporation, Mettler Electronics Corporation, Rich-Mar, Patterson Medical, Enraf-Nonius, Gymna-Uniphy, Acorn Engineering, International Rehabilitation Sciences, Inc. (d/b/a RS Medical) and Care Rehab. The physical therapy products market is highly competitive and fragmented. Our competitors in the CPM devices market include several multi-product companies with significant market share and numerous smaller niche competitors.  Competition in these markets is based primarily on the quality and technical features of products, product pricing and contractual arrangements with third party payors and national accounts.

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

A Class III device is a product that has a new intended use or is based on technology that is not substantially equivalent to a use or technology with respect to a legally marketed device for which the safety and effectiveness of the device cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices generally require clinical trials involving human subjects to assess their safety and effectiveness. A Pre-Market Approval (“PMA”) from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption (“IDE”). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a 510(k) submission to the FDA. The PMA process generally takes significantly longer than the 510(k) process and can take up to several years.  In approving a PMA application, the FDA may require additional clinical data and may also require some form of post-market surveillance whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients.

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

In January 2007, we received a warning letter from the FDA to the effect that they believed that certain discrete processes related to our Surgical Implant Segment did not conform with cGMP.  During 2007, we worked with the FDA to resolve all outstanding issues they had identified in the past as a result of their audits regarding QSR and cGMP compliance.  During the first quarter of 2008, the FDA officially concluded their investigation and all areas of concern were resolved satisfactorily.  Also, in the first quarter of 2008, we received an FDA Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices.  The FDA issued a warning letter in the second quarter of 2008 related to the issues at our Chattanooga operation.  We believe we have corrected these issues and are implementing a recall of certain devices.  We do not believe that this warning letter and recall will have a material adverse effect on our financial condition or results of operations.  However, we cannot assure you that the FDA will not take further action in the future.

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

Third Party Reimbursement

Our home therapy products, rigid knee braces, regeneration products, and certain of our soft goods are generally prescribed by physicians and are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. Customer selection of our products depends, in part, on coverage of our products and whether third party payment amounts will be adequate. We believe that Medicare and other third party payors will continue to focus on measures to contain or reduce their costs through managed care and other methods. Medicare policies are important to our business because private payors often model their policies after the Medicare program’s coverage and reimbursement policies.  In December 2008, Medicare issued a notice to its contractors responsible for reimbursement of orthotics, among other products, to the effect that elastic braces that are not rigid or semi-rigid are not considered “braces” for Medicare coverage purposes and will no longer be reimbursed, effective January 1, 2009.  We are seeking a redetermination by Medicare of the application of this notice to several braces we sell that, while not composed of rigid material, operate to support and correct physical issues, particularly relating to the knee cap, and should be continued to be classified as braces for coverage purposes.  This decision by Medicare is likely to eventually be adopted by private third-party payers and, subject to our success in seeking the redetermination, could adversely impact our sales in the bracing and soft goods product line of our Domestic Rehabilitation Segment.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending in recent years. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) provides for revisions to payment methodologies and other standards for durable medical equipment and orthotic devices under the Medicare program. The Medicare Modernization Act mandated a new competitive bidding program for durable medical equipment, orthotics, prosthetics, and supplies. In April 2007, the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through the competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices briefly went into effect on effect July 2, 2008.  The program was scheduled to be expanded to an additional 70 areas in 2009, and additional areas thereafter.  Due to widespread concerns about implementation of the program, however, on July 15, 2008, the U.S. Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which terminated round one contracts and requires CMS to rebid those areas in 2009.  The legislation also delays round two bidding until 2011 and makes a series of changes to program requirements.  The delay in bidding is financed by nationwide reductions in Medicare DMEPOS fee schedule payments for items that were subject to the first round of bidding.  While none of our product categories is included in the first round of competitive bidding, off-the-shelf orthotics could eventually be subject to the bidding process. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. In addition, CMS may use payment information from regions subject to competitive bidding to reduce Medicare reimbursement in regions not subject to competitive bidding. CMS also has proposed revising the way Medicare sets payment amounts for all new durable medical equipment, orthotics, prosthetics, and supplies, under which reimbursement could be based in part or in whole on functional assessments, price comparisons, and medical benefits assessments, although that methodology has not yet been finalized.  While the program is currently delayed, once it is back in effect, we expect it will be expanded to additional areas and additional product categories may be selected.

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

CMS also published a rule on January 2, 2009 requiring most Medicare suppliers of durable medical equipment, prosthetics, orthotics and supplies to post a $50,000 surety bond from an authorized surety, with higher amounts required for certain “high-risk” suppliers.  The rule provides an exception from the surety bond requirement for the provision of orthotics, prosthetics, and supplies by (1) state-licensed orthotic and prosthetic personnel and (2) state-licensed physical and occupational therapists providing such items to their own patients. This exception applies only to personnel and therapists operating in private practice; medical supply companies employing such personnel or therapists do not qualify for this exception.  The rule is effective March 3, 2009.  Existing suppliers must comply with the surety bond requirement by October 2, 2009), while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009.

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

Fraud and Abuse

We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the health care program for active duty military, retirees and their families managed by the Department of Defense). We have no reason to believe that our operations are not in material compliance with such laws. However, because these laws and regulations are broad in scope and may change, we may be required to alter one or more of our practices to be in compliance with these laws. In addition, the occurrence of one or more violations of these laws or regulations, a challenge to our operations by a governmental authority under these laws or regulations or a change in the laws or regulations may have a material adverse effect on our financial condition and results of operations.

Anti-Kickback and Other-Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services (“HHS”) has issued regulations, commonly known as safe harbors, that set forth certain conditions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. The penalties for violating the Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Recently, certain manufacturers of implant products entered into monetary settlement agreements, corporate integrity agreements and deferred prosecution agreements with the U.S. Department of Justice (“DOJ”) based upon allegations that, among other things, they entered into a variety of consulting and other agreements with physicians as improper inducements to those physicians to use the manufacturers’ products in violation of federal anti-kickback laws. We believe that remuneration paid to surgeons with which we have agreements represents fair market value for legitimate designing, consulting and advisory services rendered on our behalf.

Our OfficeCare program is a stock and bill arrangement through which we make products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us. In a February 2000 Special Fraud Alert, the Office of Inspector General (“OIG”) indicated that it may scrutinize stock and bill programs involving excessive rental payments or rental space for possible violation of the Anti-Kickback Statute, but noted that legitimate arrangements, including fair market value rental arrangements, will not be considered violations of the statute. We believe that we have structured our OfficeCare program to comply with the Anti-Kickback Statute.

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

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We review and assess such audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards. In November 2008, we were advised that the Medicare Administrative Contractor in the Western Region for our type of products, CIGNA Governmental Services (“CIGNA”), had conducted an audit of our operations.  As a result of that audit, CIGNA has asserted that we have been overpaid in the amount of approximately $6.0 million from January 1, 2006 to April 9, 2007.  The reason asserted by CIGNA that Medicare was not obligated to provide reimbursement on these claims is that we failed to maintain a California Home Medical Device Retail Exemptee License during such 15 month period.  We believe that this licensing program does not apply to our business and have appealed the assessment of the overpayment.  During the pendency of the appeal, we are not required to pay the assessed $6.0 million overpayment, but interest at the rate of 11.375% per annum will run on the amount, if any, eventually determined to be due. The $6.0 million is accrued in our consolidated balance sheet as of December 31, 2008.

We have also been subject to periodic audits of our compliance with other federal requirements for our facilities and related quality and manufacturing processes.  Our Surgical Implant facility in Austin, Texas resolved in 2008 an FDA warning letter received in 2007 and our facility in Chattanooga received a warning letter following an FDA audit in early 2008.  Both of these warning letters are described above in the section “FDA and Similar Foreign Government Regulations”.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (the “ARRA”).  This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, including notification requirements for health data security breaches.  Many of the details of the new requirements will be implemented through future regulations.  We are reviewing the new law to assess the potential impact on our operations.

Employees

As of December 31, 2008, we had approximately 4,690 employees. Of these, approximately 3,100 were engaged in production and production support, 45 in research and development, approximately 1,120 in sales and support, and approximately 425 in various administrative capacities including third party billing.  Of these employees, approximately 2,200 were located in the United States, approximately 1,860 were located in Mexico and approximately 630 were located in various other countries, primarily in Europe.  Our workforce in the United States is not unionized; however, portions of our workforce in Europe are unionized.  We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 11 “Segment and Geographic Information” under notes to our audited consolidated financial statements in this Annual Report.

Available Information

We have made available free of charge through our website, www.DJOglobal.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”).  This information can be found under the “Investors-SEC Reports” page of our website.  DJO uses its website as a channel of distribution of material Company information.  Financial and other material information regarding the Company is routinely posted and accessible on our website. Our SEC reports are also available free of charge on the SEC website at, www.sec.gov.  Our Code of Business Conduct and Ethics is available free of charge on our website.  It may be found under the “Corporate Governance” page of our website.

ITEM 1A.  RISK FACTORS

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks arising from the current economic downturn and risks relating to our business operations, our debt level and government regulations.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related To the Economic Downturn

The current US and global economic downturn and related credit and financial market problems may pose additional risks and exacerbate existing risks to our business.

The serious slowdown in the US and global economy, as well as the dramatic problems in the current credit and financial markets, could have a negative effect on demand for our products, availability and reliability of vendors and third party contract manufacturers, our ability to timely collect our accounts receivable and the availability of financing for acquisitions and working capital requirements.

The slowing of economic activity and lack of available financing could impact our business in a variety of ways, including the following:

•      Loss of jobs and lack of health insurance as a result of the economic slowdown could depress demand for health care services and demand for our products.

•      Weakened demand for health care services, reduction in the number of insureds and lack of available credit could result in the inability of private insurers to satisfy their reimbursement obligations, lead to delays in payment or cause the insurers to increase their scrutiny of our claims.

•      Shortage of available credit for working capital could lead customers who buy capital goods from us to curtail their purchases or have difficulty meeting payment obligations.

•      Tightening of credit and disruption in the financial markets could disrupt or delay performance by our third party vendors and contractors and adversely affect our business.

•      Problems in the credit and financial markets could limit the availability and size of alternative or additional financing for our working capital or other corporate needs and could make it more difficult and expensive to obtain waivers under or make changes to our existing credit arrangements.

Any of these risks, among others, could adversely affect our business and operating results, and the risks could become more pronounced if the problems in the US and global economies and the credit and financial markets continue or become worse.

Risks Related To Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

Due to the DJO Merger, we are highly leveraged. As of December 31, 2008, our total indebtedness was $1,843.6 million. We have an additional $100.0 million available for borrowing under our new revolving credit facility, of which $24.0 million was outstanding as of December 31, 2008.

Our high degree of leverage could have important consequences, including:

•                  making it difficult for us to make payments on our 10.875% Notes and our 11.75% Notes (collectively, the “Notes”) and other debt;

•                  increasing our vulnerability to general economic and industry conditions;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  exposing us to the risk of increased interest rates as certain of our borrowings, including certain borrowings under our Senior Secured Credit Facility, will be subject to variable rates of interest;

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

We may not be able to incur substantial additional indebtedness in the future. Although our Senior Secured Credit Facility and each of the indentures governing the Notes, which we refer to as the 10.875% Indenture and the 11.75% Indenture (or collectively, the “Indentures”), contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. In addition, the Indentures will not prevent us from incurring obligations that do not constitute indebtedness under the Indentures.

Our cash paid for interest for the Successor years ended December 31, 2008 and 2007 was $158.8 million and $70.2 million, respectively.  As of December 31, 2008, we had $1,079.3 million of debt subject to floating interest rates, including $1,078.3 million under the Senior Secured Credit Facility.  Although we currently have interest rate swaps in place to hedge against rising interest rates (see Note 8 to our audited consolidated financial statements in this Annual Report), any additional borrowings we make under the Senior Secured Credit Facility will also be subject to floating interest rates.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facility and the Indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. If the lenders under the Senior Secured Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts borrowed under the Senior Secured Credit Facility, as well as our unsecured indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures could affect the operation and growth of our business and may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In that case, we may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and the proceeds from those dispositions may not be adequate to meet any debt service obligations then due. Additionally, our Senior Secured Credit Facility and the Indentures governing the Notes limit the use of the proceeds from dispositions of assets; as a result, we may not be permitted, under our Senior Secured Credit Facility and the Indentures governing the Notes, to use the proceeds from such dispositions to satisfy all current debt service obligations.

We may not be able to repurchase the Notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest.  The source of funds for any such purchase of the Notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control.  Further, we will be contractually restricted under the terms of our Senior Secured Credit Facility from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our Senior Secured Credit Facility. Our failure to repurchase the notes upon a change of control would cause a default under the Indentures governing the Notes and a cross-default under the Senior Secured Credit Facility. Our Senior Secured Credit Facility also provides that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

The lenders under the Senior Secured Credit Facility will have the discretion to release the guarantors under the senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Notes.

While any obligations under the Senior Secured Credit Facility remain outstanding, any guarantee of the Notes may be released without action by, or consent of, any holder of the Notes or the trustee under the Indentures governing the Notes, at the discretion of lenders under the Senior Secured Credit Facility, if the related guarantor is no longer a guarantor of obligations under the Senior Secured Credit Facility. The lenders under the Senior Secured Credit Facility will have the discretion to release the guarantees under the Senior Secured Credit Facility in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Transfer of the Notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the Notes.

The 10.875% Notes and the 11.75% Notes were registered with the SEC in July 2008 and May 2007, respectively, and are publicly traded.

We do not intend to apply for a listing of the Notes on a securities exchange or on any automated dealer quotation system. We cannot make assurances as to the liquidity of markets for the Notes, the ability to sell the Notes or the price at which a holder may be able to sell the Notes. If such markets were to exist, the Notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operating performance and other factors. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions and any such disruptions may adversely affect the prices at which you may sell your Notes.

Risks Related To Our Business

Recent changes in coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

The Medicare Modernization Act mandates a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment, including many of our products. These changes include a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some, but not all, of the Medicare Modernization Act’s provisions.

Prefabricated orthotic devices and certain durable medical equipment, including many of our products, may be subject to a competitive bidding process established under the Medicare Modernization Act. In April 2007, CMS issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through a competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices briefly went into effect on July 1, 2008.  The program was scheduled to be expanded to 70 additional areas in 2009, and additional areas thereafter.  On July 15, 2008, the U.S. Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), which terminated round one contracts and requires CMS to rebid those areas in 2009.  The legislation also delays round two bidding until 2011 and makes a series of changes to program requirements.  The delay in bidding is financed by nationwide reductions in Medicare DMEPOS fee schedule payments for items that were subject to the first round of bidding.  When it is eventually implemented, the competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. None of our products is included in the initial round of items subject to bidding; however, there is no assurance they will not be included in the future. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price, or coverage for such products being discontinued altogether. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a warning letter or could otherwise be required to take corrective action and, in severe cases, we could suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions, we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

We have received FDA warning letters in the past. Our Surgical Implant business received a warning letter in January 2007 in which the FDA investigator concluded that we had failed to establish and maintain adequate procedures for handling and investigating complaints, failed to establish and maintain procedures for changes to specifications and processes, including verification or validation of such changes, and found that these failures caused certain products to be misbranded. In the warning letter, the FDA informed us that we would not receive premarket approval for Class III devices to which these issues are reasonably related until the issues have been corrected. During 2007, we submitted a response and met with FDA representatives, and instituted the necessary changes and improvements in our policies and procedures to correct these issues. During the first quarter of 2008, the FDA concluded their follow-up investigation concerning the January 2007 warning letter. We received no observations and all areas of concern were addressed satisfactorily. Also, in the first quarter of 2008, we received FDA Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we are in a position to address these areas of concern adequately. However, we cannot assure you that the FDA will not take further action along these lines in the future.

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

•                  retaining employees who may be vital to the integration of the acquired business or to the future prospects of the combined businesses;

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

Specifically, the DJO Merger created significant opportunities to reduce our manufacturing and other costs. We took steps to achieve cost savings by leveraging newly acquired low-cost manufacturing capabilities, rationalizing our combined manufacturing and distribution footprints, increasing procurement savings and eliminating duplicative overhead functions. We also expect to receive cost savings from initiatives we have undertaken in connection with a number of our previously completed acquisitions. However, while we anticipate cost savings based on estimates and assumptions made by our management as to the benefits and associated expenses with respect to our cost savings initiatives, it is possible that these estimates and assumptions may not ultimately reflect actual results. In addition, these estimated cost savings are only estimates and may not actually be achieved in the timeframe anticipated or at all.

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

A key aspect of the development and sale of our surgical implant products is the use of designing and consulting arrangements with orthopedic surgeons who are well recognized in the healthcare community. These surgeons assist in the development and clinical testing of new surgical implant products. They also participate in symposia and seminars introducing new surgical implant products and assist in the training of healthcare professionals in using our new products. We may not be successful in maintaining or renewing our current designing and consulting arrangements with these surgeons or in developing similar arrangements with new surgeons. In that event, our ability to develop, test and market new surgical implant products could be adversely affected. In addition, federal legislation has been proposed that would increase disclosure requirements regarding financial arrangements between manufacturers and physicians, including physicians who serve as consultants.  We cannot determine at this time the impact, if any, of such requirements on our relationships with surgeons, but there can be no assurances that such requirements would not impose additional costs on us and/or adversely impact our consulting and other arrangements with surgeons.

Proposed laws that would limit the types of orthopedic professionals, who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

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

In addition, efforts have been made to establish similar requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement, Medicare follows state requirements in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. We cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and independent sales representatives fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted.

The sales and distribution of certain of our orthopedic products, regeneration products and our surgical implant products depend, in part, on our relationships with a network of third party distributors and independent commissioned sales representatives. These third party distributors and independent sales representatives maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our core product offerings. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third party distributors and sales representatives that market and sell our products, or if our existing third party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

We rely on our own direct sales force for certain of our products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely on our own direct sales force of over 400 representatives in the United States and approximately 220 representatives in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our results of operations.

The success of all of our products depends heavily on acceptance by healthcare professionals who prescribe and recommend our products, and our failure to maintain a high level of confidence by key healthcare professionals in our products could adversely affect our business.

We have maintained customer relationships with numerous orthopedic surgeons, primary care physicians, other specialist physicians, physical therapists, athletic trainers, chiropractors and other healthcare professionals. We believe that sales of our products depend significantly on their confidence in, and recommendations of, our products. Acceptance of our products depends on educating the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to the products offered by our competitors and on training healthcare professionals in the proper use and application of our products. Failure to maintain these customer relationships and develop similar relationships with other leading healthcare professionals could result in a less frequent recommendation of our products, which may adversely affect our sales and profitability.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 26.0% of our net revenues from customers outside the United States for the year ended December 31, 2008. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Yen, Norwegian Krone, Danish Krone and Swedish Krona. Sales denominated in foreign currencies accounted for approximately 26.0% of our consolidated net sales for the year ended December 31, 2008, of which 14.4% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. In addition, certain costs associated with our Mexico-based manufacturing operations are incurred in Mexican Pesos.  As of December 31, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.1 million.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.  Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

We may not be able to effectively manage our currency translation risks, and volatility in currency exchange rates may adversely affect our financial condition and results of operations.

If adequate levels of reimbursement coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products, and our sales may decline.

Our sales depend largely on whether there is adequate reimbursement coverage by government healthcare programs, such as Medicare and Medicaid, and by private payors. We believe that surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase our products if these third party payors do not provide satisfactory coverage of and reimbursement for the costs of our products or the procedures involving the use of our products. Consequently, we may be unable to sell our products on a profitable basis if third party payors deny coverage, reduce their current levels of reimbursement or fail to cause their levels of reimbursement to rise quickly enough to cover cost increases.

Changes in the coverage of, and reimbursement for, our products by these third party payors could have a material adverse effect on our results of operations. Third party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, decide not to reimburse for treatments that include the use of our products. They may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Congress and the Centers for Medicare & Medicaid Services, which administers the Medicare program, frequently engages in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. Because many private payors model their coverage and reimbursement policies on Medicare policies, third party payors’ coverage of, and reimbursement for, our products could be negatively impacted by discussions like this one or elastic braces and by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

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

In the development of new products or new indications for, or modifications to, existing products, we may conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data we need to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. Failure to comply with such regulation, including, but not limited to, failure to obtain adequate consent of subjects, failure to adequately disclose financial conflicts or failure to report data or adverse events accurately, could result in fines, penalties, suspension of trials, and the inability to use the data to support an FDA submission.  In addition, the American Recovery and Reinvestment Act expands federal efforts to compare the effectiveness of different medical treatments; research supported by these efforts eventually could be used to guide public and private coverage and reimbursement policies. In the international market, we are subject to regulations for clinical studies in each respective country.

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

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA or another regulatory agency determines that our promotional materials or training constitutes improper promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA,  another regulatory agency, or the DOJ could disagree and conclude that we have engaged in off-label promotion and, potentially, aided and abetted in the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse effect on us.

We have entered into written agreements for designing and consulting services with physicians for surgical implant products, and we compensate them under our designing physician agreements for services in developing products sold by us.  We also seek the assistance of physicians in the design and evaluation of bracing and other rehabilitative products. The form of compensation for such services has historically been a royalty on the sale of our products in the cases where the physician has contributed to the design of the product. We compensate the physicians under consulting agreements for assistance with product development and clinical efforts. We believe that in each instance remuneration paid to physicians represents fair market value for the services provided and is otherwise in compliance with applicable laws. We also use an independent sales force for products for which we provide compliance-related training. The sales force has generally been compensated on commission based on a percentage of revenues generated by products sold as is typical in our industry. We also pay physicians certain rental and office support fees under our OfficeCare program. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare program fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse effect on our surgical implant business and possibly on our other lines of business. The federal government has significantly increased investigations of medical device manufacturers with regards to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products and recently has entered into settlement, deferred prosecution and corporate integrity agreements with such manufacturers. Such investigations and enforcement activities often arise based on allegations of violations of the federal Anti-Kickback Statute, and sometimes of civil False Claims Act. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. For example, as discussed above in “Item 1. Business-Government Regulation-Government Audits,” as a result of an audit in November 2008, CIGNA has asserted that we were overpaid in the amount of $6.0 million from January 1, 2006 to April 9, 2007 due to our failure to maintain a California Home Medical Device Exemptee License during such 15 month period.  We believe that this licensing program does not apply to our business and have appealed the assessment of the overpayment.  However, such reviews and/or similar audits of our claims could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

We are directly, or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

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

•                  HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program, and also prohibits false statements, defined as knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

The federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute and sometimes allege violations of the civil False Claims Act, in connection with off-label marketing of products to physicians and others.

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

Healthcare reform and the healthcare industry’s response to rising healthcare costs have resulted in a significant expansion of managed care organizations and buying groups. This growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our products, we have historically experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States. We expect a continued emphasis on healthcare reform and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability.

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

As of December 31, 2008, we exceeded the coverage limits for certain historical product liability claims.  The estimated exposure related to these claims is approximately $1.3 million and has been accrued in our consolidated balance sheet as of that date.

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

In addition, we rely on third parties to manufacture some of our products. For example, Medireha, which is 50% owned by us, has been a supplier for a significant portion of our CPM devices. CPM devices represented approximately 5% of our net sales for the year ended December 31, 2008. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources on acceptable terms, within a reasonable amount of time or at all. We also use a single source for many of the devices Cefar and Compex distribute. In addition, if our agreements with the manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In fiscal year 2008, we obtained approximately 22.7% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

We have brought, and may in the future also bring, actions against third parties for infringement of our intellectual property rights. We may not succeed in such actions. The defense and prosecution of intellectual property suits, proceedings before the U.S. Patent and Trademark Office or its foreign equivalents and related legal and administrative proceedings are both costly and time consuming. Protracted litigation to defend or enforce our intellectual property rights could seriously detract from the time our management would otherwise devote to running our business. Intellectual property litigation relating to our products could cause our customers or potential customers to defer or limit their purchase or use of the affected products until resolution of the litigation.

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

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials discharge to air and water, the clean up of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent workers. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause.  We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, which could be material.

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

The OfficeCare sales channel maintains a range of products (mostly soft goods) on hand at over 1,300 healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In the Insurance channel, products primarily including custom-made rigid knee braces are provided directly to patients. In both situations, patients or their third party payors are billed after the product is provided to the patient. The revenue cycle of this program is outsourced, from billing to collections, to an independent third party contractor. The outsource contractor that we have used has undergone significant changes in its business operations in the last two years, including relocating some administrative functions overseas, in order to improve performance from order entry to collections. The contractor may also upgrade the software system used in these revenue cycle processes. The inability of this provider to successfully upgrade its processes or demonstrate acceptable billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare and Insurance channels. In addition, we are terminating these administrative functions for the Insurance channel to internal departments during the first quarter of 2009 and that transition may not be successful.

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

Investment funds affiliated with Blackstone collectively beneficially own 98.82% of our capital stock, and Blackstone designees hold a majority of the seats on our board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

It is possible that control deficiencies could be identified by our management or independent registered public accounting firm in the future or may occur without being identified. Such a failure could negatively impact the market price and liquidity of the Notes, cause security holders to lose confidence in our reported financial condition, lead to a default under our Senior Secured Credit Facility and otherwise materially adversely affect our business and financial condition.

We may not be successful in the design and implementation of a Company-wide ERP system.

In 2008 we launched a major software design and installation project to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by all locations and functions of the Company. This project is scheduled to be completed in three years and will require the dedication of significant financial and human resources. Our ability to complete this project successfully is subject to a variety of risks and uncertainties, among which are the following:

•      we may have underestimated the time it will take to complete the design and installation and the project could extend on past the expected completion date;

•      we may have underestimated the aggregate cost of the design and installation of the ERP system, whether due to the need for additional scope to the project, a requirement for additional consulting assistance, the extension of the completion date, or other similar issues;

•      we may have underestimated the extent and difficulty in adapting the Company’s business processes to function within and use effectively the new ERP system;

•      we may discover that the functionality of the new ERP system is not adequate to process and manage the extensive and varied functions, operations and processes within the Company that we use to conduct our current and future business;

If the ERP project were to become subject to any one of these or similar risks, the result could be a significant increase in the costs of the project, a significant delay in completion of the project, with the resultant delay our realization of the operational and financial benefits of the new system, or even the risk that the project would ultimately fail in its basic goal of a Company-wide, single-entry system. Any of these outcomes could have a material, adverse impact on our business operations, operating results and financial condition.

ITEM 2. PROPERTIES

Our corporate headquarters are in Vista, California. The operations of our Domestic Rehabilitation Segment are based in Vista, California; Chattanooga, Tennessee; and St. Paul, Minnesota. Our International Rehabilitation Segment’s headquarters are in Guildford, United Kingdom and Freiburg, Germany. We operate manufacturing facilities in Tijuana, Mexico; Sfax, Tunisia; Chattanooga, Tennessee; Clear Lake, South Dakota; and Austin, Texas. Our warehouse and distribution centers are in Clear Lake, South Dakota; Chattanooga, Tennessee; Indianapolis, Indiana; Tijuana, Mexico; Freiburg, Germany; Guildford, United Kingdom; Malmo, Sweden; Herentals, Belgium; Mouguerre, France; and various other cities throughout the world. The manufacturing facilities and operations for our Surgical Implant Segment are in Austin, Texas. Additional information about our material facilities and certain other foreign facilities is set forth in the following table:

Location	Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Vista, California	Corporate Headquarters, Domestic Rehabilitation Segment Operations, Manufacturing Facility, Research and Development	Leased	August 2021	111,639
Tijuana, Mexico	Manufacturing and Distribution Facility	Leased	September 2016	286,133
Chattanooga, Tennessee	Domestic Rehabilitation Segment Operations, Manufacturing and Distribution Facility, Research and Development	Owned	n/a	164,542
Indianapolis, Indiana	Distribution Facility	Leased	October 2016	109,782
St. Paul, Minnesota	Domestic Rehabilitation Segment Operations, Research and Development	Leased	October 2011(a)	93,666
Austin, Texas	Surgical Implant Segment Operations and Manufacturing Facility, Warehouse, Research and Development	Leased	March 2012(b)	64,600
Clear Lake, South Dakota	Manufacturing, Distribution and Refurbishment and Repair Facility, NDC Shipping and Warehouse	Owned	n/a	54,000
Mouguerre, France	Office & Distribution	Leased	October 2016	29,500
Freiburg, Germany	International Rehabilitation Segment Distribution Facility	Leased	November 2014	26,479
Herentals, Belgium	Warehouse	Leased	December 2013	25,800
Sfax, Tunisia	Manufacturing Facility	Leased	December 2013	24,500
Freiburg, Germany	International Rehabilitation Segment Operations	Leased	December 2014	22,195
Chantonnay, France	Administration Facility & Warehouse	Leased	May 2009	16,932
Malmö, Sweden	International Rehabilitation Segment Operations, Warehouse and Distribution Facility	Leased	March 2011	16,081
Guildford, United Kingdom	International Office and Distribution Facility	Leased	July 2016	8,234
Other various locations		Leased	Various	173,530

(a)                                  Renewable, at our option, for one additional five-year term.

(b)                                 Renewable, at our option, for two additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse effect on our financial position or results of operations.

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 30 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation Segment. We intend to discontinue our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Both manufacturers have indicated they would accept our tender of defense and indemnity, subject to certain reservation of rights, and the product liability carrier of those two manufacturers is providing us a defense in these cases. Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing the Company with defense until the time that the manufacturers’ carrier took up the Company’s defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in the early stages of discovery.

We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. In 2003, we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of the discontinued products in our Surgical Implant Segment and such products are excluded from coverage under our current policies. The estimated exposure for these claims has been accrued for in our condensed consolidated balance sheet as of that date. While we believe that our product liability coverage is adequate for the exposure we face today, future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent.

We are an authorized Medicare supplier and provide a variety of our products directly to Medicare beneficiaries and seek reimbursement from the applicable Medicare Administrative Contractor. CIGNA Government Services (“CIGNA”) is that contractor in the western region of the United States. As a Medicare supplier, we are subject to periodic audits of our operations, and, in November 2008, we were advised that as a result of such an audit, CIGNA was asserting that we have been overpaid in the amount of approximately $6 million from January 1, 2006 to April 9, 2007. This figure represents Medicare reimbursements for claims we submitted on behalf of Medicare beneficiaries for our bone growth stimulator product during that period of time. The reason asserted by CIGNA that Medicare was not obligated to provide reimbursement on these claims is that we failed to maintain a California Home Medical Device Retail Exemptee License during such 15 month period. We believe that this licensing program does not apply to our business and have appealed the assessment of the overpayment. During the pendency of the appeal, we are not required to pay the assessed $6.0 million overpayment, but interest at the rate of 11.375% per annum will run on the amount, if any, eventually determined to be due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the Prior Transaction, the common stock of DJO is privately held, and there is no established trading market for our common stock. As of March 9, 2009, there were four holders of DJO’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data set forth below is presented for the five years ended December 31, 2008. The following table sets forth selected financial data as of and for the periods indicated and has been derived from the Predecessor’s and the Successor’s audited historical consolidated financial statements. The selected financial data for the Predecessor period represents ReAble’s financial data prior to the acquisition of ReAble by Blackstone, and the selected financial data for the Successor periods represents financial data of DJOFL after the consummation of the Prior Transaction. For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited results of operations on a combined basis because we believe it is useful to compare our financial results on an annualized basis. The Successor period reflects the acquisition of ReAble by Blackstone using the purchase method of accounting pursuant to the provision of Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Accordingly, the comparability of the results of the Successor for the full year 2007 to the combined results of the Successor and the Predecessor for the full year 2006 is affected by differences in the basis of presentation, which reflects purchase accounting in the Successor periods and historical cost in the Predecessor period. In addition, the comparability of the combined results is impacted by changes in our capital structure which occurred on the date the Prior Transaction was completed.

The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	Successor			Predecessor	Combined Basis	Predecessor
	Year Ended December 31,	Year Ended December 31,	November 4, 2006 through December 31,	January 1, 2006 through November 3,	(unaudited) Year Ended December 31,	Year Ended December 31,
($ in thousands)	2008	2007	2006	2006	2006	2005	2004
Statement of Operations Data:
Net sales (1)	$980,194	$492,134	57,902	$304,383	$362,285	$293,726	$148,081
Gross profit	606,114	286,270	31,115	177,103	208,218	178,353	81,639
Income (loss) from continuing operations	(97,786)	(82,422)	(41,596)	(46,162)	(87,758)	9,347	5,128
Net income (loss)	(97,786)	(82,422)	(41,634)	(46,776)	(88,410)	12,330	5,527

Other Financial Data:
Depreciation and amortization (2)	122,551	48,240	6,404	14,804	21,208	13,749	6,027
Ratio of earnings to fixed charges (unaudited) (3)	—	—	—	—	—	1.52x	2.12x

Balance Sheet Data (at period end):
Cash and cash equivalents	$30,483	$63,471	$30,903	NA	NA	$17,200	$19,889
Total assets	2,940,130	3,086,272	1,060,636	NA	NA	552,037	552,139
Long-term debt, net of current portion	1,832,044	1,818,598	548,037	NA	NA	307,794	307,207
Stockholders’ equity/membership equity	598,366	704,988	335,208	NA	NA	167,107	160,317

(1)          The data reported for each period includes net sales from businesses acquired in such period from the effective date of the acquisition. See Note 2 to our audited consolidated financial statements in this Annual Report for additional information related to these acquisitions.

(2)          The 2008 data includes intangible asset impairment charges of approximately $22.4 million.

(3)          For purposes of calculating the ratio of earnings to fixed charges, (a) earnings consist of income (loss) before provision (benefit) for income taxes plus fixed charges and (b) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the estimated portion of rent expense deemed by management to represent the interest component of rent expense. For the Successor years ended December 31, 2008 and 2007 and the period November 4, through December 31, 2006, and the Predecessor period January 1, 2006 through November 3, 2006, our earnings were insufficient to cover fixed charges by $146.9 million, $125.1 million, $50.4 million, and $57.7 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors are described in Item 1A, Risk Factors, noted above. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Annual Report.

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

We classify our operations, pursuant to SFAS 131 into three operating segments further described below:

Domestic Rehabilitation Segment

We market our Domestic Rehabilitation Segment products through the four main businesses described below.

•                  Bracing and Supports. Our Bracing and Supports business unit was acquired with the DJO Merger and offers DonJoy, ProCare, and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems. This division also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Empi. Our Empi business unit offers products in the category of home electrotherapy, iontophoresis, and home traction. This division also includes our Rehab Med + Equip business (“RME”) and until the end of 2008, included our EmpiCare business. RME sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and through an on-line e-commerce site. Our EmpiCare business maintained an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients and was consolidated into the OfficeCare business during the fourth quarter of 2008.

•                  Regeneration. Our Regeneration business unit consists of our bone growth stimulation products. These products are sold through a combination of DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors. We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga. Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

International Rehabilitation Segment

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  Bracing and Supports. The international sales of our Bracing and Supports business unit, which offers DonJoy, ProCare, and Aircast products.

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

Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 11 to our consolidated financial statements in this Annual Report for additional information regarding our segments.

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the years ended December 31. This information excludes intersegment revenues and certain expenses not allocated to segments (which are primarily comprised of general corporate expenses for all periods presented). The segment information includes the impact of purchase accounting and related amortization of acquired intangible assets related to our acquisitions as described in Note 2 to our audited consolidated financial statements in this Annual Report, as well as, certain integration costs and restructuring costs as described in Note 13 to our audited consolidated financial statements in this Annual Report. All prior periods presented have been reclassified to reflect these reportable segments.

($ in thousands)	2008	2007	Combined (unaudited) 2006
Domestic Rehabilitation:
Net revenues	$700,129	$331,550	$248,437
Gross profit	$417,574	$182,763	$133,108
Gross profit margin	59.6%	55.1%	53.6%
Operating income (loss)	$66,065	$(7,540)	$(14,403)
Operating income (loss) as a percent of net segment revenues	9.4%	(2.3)%	(5.8)%
International Rehabilitation:
Net revenues	$228,539	$113,034	$64,203
Gross profit	$135,427	$57,467	$34,115
Gross profit margin	59.3%	50.8%	53.1%
Operating income (loss)	$29,232	$1,133	$116
Operating income (loss) as a percent of net segment revenues	12.8%	1.0%	0.2%
Surgical Implant:
Net revenues	$73,429	$66,591	$59,094
Gross profit	$54,857	$47,037	$40,991
Gross profit margin	74.7%	70.6%	69.4%
Operating income (loss)	$8,217	$2,322	$(7,236)
Operating income (loss) as a percent of net segment revenues	11.2%	3.5%	(12.2)%

Recent Acquisitions, Dispositions and Other Transactions

DJO Merger

On July 15, 2007, we entered into the Agreement and Plan of Merger with DJO Opco providing for a merger transaction pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Annual Report. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion (at $50.25 a share) paid to former equity holders of DJO Opco, $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under the Senior Secured Credit Facility, and proceeds from the newly issued 10.875% Notes (see Note 2 to our audited consolidated financial statements in this Annual Report for further information).

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

The Prior Transaction was accounted for as a purchase under the guidance set forth in Statement of Financial Accounting Standards No. 141 “Business Combinations”. In this Annual Report, the consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows are identified as relating to either the Predecessor or the Successor, which include accounts and results for periods preceding the Prior Transaction and periods succeeding the Prior Transaction, respectively. We have prepared our discussion of the results of operations by comparing the mathematical combination, without making any adjustments, of the Successor and Predecessor periods, which have been consolidated in a materially consistent manner, for the year ended December 31, 2006 to the year ended December 31, 2007. When we refer to combined basis in this Annual Report, we refer to the mathematical computation of adding the Predecessor results with those of the Successor for comparative purposes. This mathematical combination does not comply with generally accepted accounting principles or with the rules for unaudited pro forma presentation, but is presented because we believe it is useful to compare our financial results on an annualized basis. The Successor period reflects the acquisition of ReAble by Blackstone using the purchase method of accounting pursuant to the provisions of Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’. Therefore, the comparability of the results of ReAble and DJOFL are affected by the difference in basis of presentation of purchase accounting as compared to historical cost.

Other Recent Acquisitions

IOMED, Inc.

On August 9, 2007, a subsidiary of DJOFL acquired IOMED, which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The acquisition was primarily financed with borrowings under our then existing revolving credit facility (see Note 2 to our audited consolidated financial statements in this Annual Report for further information).

The Saunders Group

On July 2, 2007, a subsidiary of DJOFL completed its purchase of substantially all of the assets of Saunders for total cash consideration of $40.9 million, including $0.9 million of acquisition costs. Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our Old Senior Secured Credit Facility (see Note 2 to our audited consolidated financial statements in this Annual Report for further information).

Cefar AB

On November 7, 2006, a subsidiary of DJOFL acquired all of the issued and outstanding shares of Cefar, a provider of electrotherapy and rehabilitation devices used for chronic pain, for women’s health (labor pain, incontinence, dysmenorrhea), for electroacupuncture, and for other rehabilitation activities. We have integrated the operations of Cefar with those of Compex SA, the European subsidiary of Compex. Our strategy for the merged company is to develop both the professional/medical and consumer markets for electrical stimulation across Europe and internationally while continuing to sell products under both the Cefar and Compex brands. The purchase price for Cefar of $27.1 million was comprised of $16.3 million in cash, issuance of shares of our common stock valued at $9.5 million, and approximately $1.3 million in acquisition costs. The cash portion of the acquisition was funded with $10.0 million of term loan borrowings under the Old Senior Secured Credit Facility and cash on hand (see Note 2 to our audited consolidated financial statements in this Annual Report for further information).

Compex Technologies, Inc.

On February 24, 2006, we completed the acquisition of Compex. Compex manufactured and sold a broad line of TENS and NMES products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The domestic Compex operations have been integrated into our Empi division. The purchase price of approximately $102.9 million included shares of our common stock valued at approximately $90.0 million in exchange for all of the outstanding common stock of Compex, options to purchase shares of our common stock valued at $9.3 million in exchange for all of the outstanding options to purchase common stock of Compex, and $3.6 million in acquisition costs (see Note 2 to our audited consolidated financial statements in this Annual Report for further information).

Results of Operations

For the year ended December 31, 2006, we have combined the Predecessor period and the Successor period and presented the unaudited results of operations on a combined basis because we believe it is useful to compare our financial results on an annualized basis. The Successor period reflects the acquisition of ReAble by Blackstone using the purchase method of accounting pursuant to the provision of Statement of Financial Accounting Standards No. 141, “Business Combinations”. Accordingly, the comparability of the results of the Successor for the full year 2007 to the combined results of the Successor and the Predecessor for the full year 2006 is affected by differences in the basis of presentation, which reflects purchase accounting in the Successor periods historical cost in the Predecessor period. In addition, the comparability of the combined results is impacted by changes in our capital structure which occurred on the date the Prior Transaction was completed. The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Successor				Combined (unaudited)
($ in thousands)	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
Net sales	$980,194	100.0%	$492,134	100.0%	$362,285	100.0%
Cost of sales	374,080	38.2	205,864	41.8	154,067	42.5
Gross profit	606,114	61.8	286,270	58.2	208,218	57.5
Operating expenses:
Selling, general and administrative	445,396	45.4	271,163	55.1	220,263	60.8
Research and development	26,938	2.7	21,047	4.3	42,900	11.8
Amortization and impairment of acquired intangibles	98,954	10.1	33,496	6.8	10,000	2.8
Operating income (loss)	34,826	3.5	(39,436)	(8.0)	(64,945)	(17.9)
Other income (expense):
Interest income	1,662	0.2	1,132	0.2	839	0.2
Interest expense	(173,162)	(17.7)	(72,409)	(14.7)	(34,619)	(9.5)
Other (expense) income, net	(9,134)	(0.9)	742	0.2	110	—
Loss on early extinguishment of debt	—	—	(14,539)	(3.0)	(9,154)	(2.5)
Loss from continuing operations before income taxes and minority interests	(145,808)	(14.9)	(124,510)	(25.3)	(107,769)	(29.7)
Benefit for income taxes	(49,071)	(5.0)	(42,503)	(8.6)	(20,208)	(5.6)
Minority interests	1,049	0.1	415	—	197	0.1
Loss from continuing operations	(97,786)	(10.0)	(82,422)	(16.7)	(87,758)	(24.2)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	(652)	(0.2)
Net loss	$(97,786)	(10.0)%	$(82,422)	(16.7)%	$(88,410)	(24.4)%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Our net sales for the year ended December 31, 2008 were $980.2 million, representing an increase of 99.2% from net sales of $492.1 million for the year ended December 31, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007), IOMED (August 2007) and Saunders (July 2007) and continued growth across our product lines. Revenues associated with business acquisitions were approximately $458.9 million for the year ended December 31, 2008. Net sales were also positively impacted for the year ended December 31, 2008 by $11.7 million due to favorable changes in foreign exchange rates compared to rates in effect for the year ended December 31, 2007. For the year ended December 31, 2008 and December 31, 2007, we generated 26.0% and 27.4%, respectively, of our net sales from customers outside the United States.

Sales of new products, which include products that have been on the market less than one year, were $27.2 million for the year ended December 31, 2008, compared to new product sales of $34.1 million for the year ended December 31, 2007.

The following table sets forth the mix of our net sales for the years ended December 31, 2008 and 2007:

	Years Ended
($ in thousands)	December 31, 2008	% of Net Revenues	December 31, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$700,129	71.4%	$331,550	67.4%	$368,579	111.2%
International Rehabilitation Segment	228,539	23.3	113,034	23.0	115,505	102.2
Surgical Implant Segment	73,429	7.5	66,591	13.5	6,838	10.3
Intersegment revenues	(21,903)	(2.2)	(19,041)	(3.9)	(2,862)	15.0
Consolidated net sales	$980,194	100.0%	$492,134	100.0%	$488,060	99.2%

Net sales in our Domestic Rehabilitation Segment were $700.1 million for the year ended December 31, 2008, reflecting an increase of 111.2% over net sales of $331.6 million for the year ended December 31, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth in our core product lines.

Net sales in our International Rehabilitation Segment for the year ended December 31, 2008 were $228.5 million, reflecting an increase of 102.2% from net sales of $113.0 million for the year ended December 31, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $11.7 million for the year ended December 31, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the year ended December 31, 2007.

Net sales in our Surgical Implant Segment increased to $73.4 million from $66.6 million for the year ended December 31, 2008, representing a 10.3% increase over the prior year. The increase was driven primarily by growth in our knee, shoulder and hip implant product lines.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 61.8% for the year ended December 31, 2008 from 58.2% for the year ended December 31, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $3.8 million. Additionally, the increase in consolidated gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $14.0 million for the years ended December 31, 2008 and 2007, respectively.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 59.6% for the year ended December 31, 2008 from 55.1% for the year ended December 31, 2007. The increase in our gross margin was primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in domestic rehabilitation gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions.  The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $8.6 million for the years ended December 31, 2008 and 2007, respectively.

Gross profit in our International Rehabilitation Segment as a percentage of net sales increased to 59.3% for the year ended December 31, 2008 from 50.8% for the year ended December 31, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $3.8 million. Additionally, the increase in international rehabilitation gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $2.1 million for the year ended December 31, 2007 and we had no such amortization in 2008.

Gross profit in our Surgical Implant Segment as a percentage of net sales increased to 74.7% for the year ended December 31, 2008 from 70.6% for the year ended December 31, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $3.3 million. The amortization of purchased inventory fair value adjustments included in cost of sales was $3.3 million for the year ended December 31, 2007.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $445.4 million for the year ended December 31, 2008 from $271.2 million for the year ended December 31, 2007 primarily due to approximately $166.0 million of expenses, including wages, commissions, professional fees, and other expenses incurred by businesses we acquired, partially offset by a $1.5 million decrease in non-recurring incremental costs associated with the integration of our acquisitions and a favorable $1.1 million settlement of a litigation contingency related to one of our foreign subsidiaries. The following table sets forth certain non-recurring selling, general and administrative costs associated with the integration of our recent acquisitions:

	Years Ended
($ in thousands)	December 31, 2008	December 31, 2007	Increase (Decrease)	% Increase (Decrease)

Management retention bonuses	$5,775	$542	5,233	NM
Severance and relocation expenses	11,237	16,372	(5,135)	(31.4)
Integration expenses	27,313	17,087	10,226	59.8
Charges to bad debt expense related to revaluation of accounts receivable and anticipated integration related collection issues	—	11,870	(11,870)	NM
	$44,325	$45,871	$(1,546)	(3.4)%

For the year ended December 31, 2008, severance and relocation consisted of $5.7 million of severance expenses related to the DJO Merger, $2.7 million of severance payments to employees in connection with other acquisitions, and $2.8 million of separation expense in connection with the termination of one of the Company’s executive officers. Severance expenses for the year ended December 31, 2007 include $13.3 million of payments made to former executives of ReAble.  Remaining severance expenses are related to restructuring activities in connection with the IOMED, Saunders and Cefar acquisitions.  Integration expenses for the year ended December 31, 2008 included $17.8 million, $1.6 million and $2.7 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition and other recent acquisitions, respectively. Also included within integration expense for the year ended December 31, 2008 is a $5.2 million expense related to the planned implementation of our new global ERP system.  Integration expense for the year ended December 31, 2007 included costs incurred with the DJO Merger, Prior Transaction and other acquisitions.  Management retention bonuses related to the DJO Merger were recorded and amortized over the period from the close of the transaction to December 31, 2008, resulting in expenses of $5.8 million and $0.5 million in 2008 and 2007, respectively.  Furthermore, the year ended December 31, 2007 included a $11.9 million charge related to the impact of changes in methodologies used to estimate accounts receivable reserves, primarily in connection with the DJO Merger.

Research and Development.  Our research and development expense increased to $26.9 million for the year ended December 31, 2008 from $21.0 million for the year ended December 31, 2007. The increase was primarily due to increased wages, facility and project costs incurred by businesses we acquired. As a percentage of net sales, research and development expense decreased to 2.7% compared to 4.3% in the year ended December 31, 2007.

Amortization and Impairment of Acquired Intangibles.  Amortization and Impairment of Acquired intangible assets increased to $98.9 million for the year ended December 31, 2008 from $33.5 million for the year ended December 31, 2007.  Included within the year ended December 31, 2008 are write-offs of approximately $10.1 million related to an indefinite lived intangible asset which was impaired and approximately $12.3 million resulting from the abandonment of a trade name. We test intangible assets with indefinite lives annually in accordance with SFAS 142.  This test compares the fair value of the intangible with its carrying amount.  To determine the fair value, we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $76.5 million for the year ended December 31, 2008 compared to $33.5 million for the year ended December 31, 2007. At December 31, 2008, we expect the future amortization of intangibles to be approximately $76.1 million in 2009, $75.2 million in 2010, $73.8 million in 2011, $72.4 million in 2012, $67.5 million in 2013, and $458.1 million for the periods thereafter. Future acquisitions of businesses or intangible assets may cause these estimates to differ materially.

Interest Expense.  Our interest expense increased to $173.2 million for the year ended December 31, 2008 compared to interest expense of $72.4 million for the year ended December 31, 2007. The increase was principally driven by incremental borrowings of $1,209.0 million to fund the DJO Merger and $77.0 million to fund the IOMED and Saunders acquisitions.

Other Expense.  Our other expense increased to $9.1 million for the year ended December 31, 2008 compared to other income of $0.7 million for the year ended December 31, 2007. The increase was principally driven by increased losses in the second half of 2008 on foreign currency exchange and the write-off of a strategic investment determined to have no value during the fourth quarter of 2008.

Benefit for Income Taxes.  The effective tax rate for the years ended December 31, 2008 and December 31, 2007 was 33.7% and 34.1%, respectively.  For the year ended December 31, 2008, we recorded a $49.1 million income tax benefit on a pre-tax loss of $145.8 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the year ended December 31, 2007, we recorded a $42.5 million income tax benefit on a pre-tax loss of $124.5 million, net of offsetting tax expense related to foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (Combined Basis)

Net Sales.  Our net sales for the year ended December 31, 2007 were $492.1 million, representing an increase of 35.8% over net sales of $362.3 million in 2006 (combined basis), driven by acquisitions and continued growth in our Domestic Rehabilitation, International Rehabilitation and Surgical Implant Segments.  Sales in the Domestic Rehabilitation and International Rehabilitation Segments benefited from sales of products we acquired in the DJO Merger and the IOMED, Saunders, and Cefar acquisitions, which were completed in November 2007, August 2007, July 2007, and November 2006, respectively.  For the year ended December 31, 2007, we generated 27.4% of our net sales from customers outside the United States as compared to 23.4% for the year ended December 31, 2006.  With the recent DJO Merger and the Cefar acquisition, we anticipate that our international sales will continue to increase in future periods.  International revenues for 2007 included $12.1 million and $27.2 million related to the DJO Merger and the Cefar acquisition, respectively.

The following table sets forth sales for our three reportable segments.  The 2007 sales data for the Domestic Rehabilitation Segment includes $54.2 million and $2.9 million as a result of the DJO Merger and as a result of the IOMED acquisition on November 20, 2007 and August 9, 2007, respectively.  Also included are estimated sales of $17.5 million as a result of the Saunders acquisition on July 2, 2007.  Included in the International Rehabilitation Segment 2006 sales data is $2.9 million as a result of the Cefar acquisition on November 7, 2006, while a full year of sales revenue for this business is included in 2007.

	Years Ended
($ in thousands)	December 31, 2007	% of Net Revenues	Combined December 31, 2006 (unaudited)	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$331,550	67.4%	$248,437	68.6%	$83,113	33.5%
International Rehabilitation	113,034	23.0	64,203	17.7	48,831	76.1
Surgical Implant	66,591	13.5	59,094	16.3	7,497	12.7
Intersegment revenues	(19,041)	(3.9)	(9,449)	(2.6)	(9,592)	NM
Consolidated net sales	$492,134	100.0%	$362,285	100.0%	$129,849	35.8%

Net sales in our Domestic Rehabilitation Segment were $331.6 million for 2007, representing an increase of 33.5% over net sales of $248.4 million in 2006.  The increase in net sales in our Domestic Rehabilitation Segment in 2007 was driven by continued growth across our rehabilitation product lines which contributed approximately $4.1 million in net sales during 2007 and the impact of revenue contribution from our recent acquisitions as discussed above, which contributed approximately $74.6 million of total net sales during 2007.  In addition, during 2006 sales in our Domestic Rehabilitation Segment were negatively impacted by increased sales allowances aggregating $11.4 million related to revaluation of accounts receivable acquired in the Compex acquisition.  Excluding the factors discussed above, sales in our Domestic Rehabilitation Segment increased 1.7% over the prior year.

Net sales in our International Rehabilitation Segment were $113.0 million for 2007, representing an increase of 76.1% over net sales of $64.2 million in 2006.  The increase in net sales in our International Rehabilitation Segment was principally driven by revenues associated with the Cefar acquisition, which contributed sales of $27.2 million in 2007, compared to $2.9 million in 2006, and revenues associated with the DJO Merger which contributed sales of $12.1 in 2007.  In addition, net sales were positively impacted during 2007 by approximately $7.3 million due to favorable changes in foreign exchange rates compared to rates in effect in 2006.

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

Gross Profit.  Our consolidated gross profit as a percentage of net sales increased to 58.2% for 2007 compared to a gross profit of 57.5% in 2006 and was negatively impacted by $13.9 million, as compared to $4.5 million in the prior year, related to the write-up to fair market value of inventory acquired in connection with recent acquisitions and the Prior Transaction.  Gross profit in our Domestic Rehabilitation Segment increased to 55.1% of net sales in 2007 from 53.6% in 2006.  Gross profit in 2006 was impacted by increased sales allowances related to revaluation of accounts receivable acquired in the Compex acquisition.  Gross profit in our International Rehabilitation Segment decreased to 50.8% of net sales in 2007 from 53.1% in 2006 and was negatively impacted by $2.1 million, as compared to $1.1 million in the prior year, related to the write-up to fair market value of inventory in connection with the Cefar acquisition and the Prior Transaction.  Gross profit in our Surgical Implant Segment increased to 70.6% of net sales in 2007 compared to 69.4% in 2006 and was negatively impacted in 2007 by $3.3 million of expense, as compared to $0.5 million in the prior year, related to the write-up to fair market value of inventory in connection with the Prior Transaction.  Gross profit in 2006 was negatively impacted by a $1.5 million charge for a discontinued product line related to inventory acquired in 2005 from Osteoimplant Technology, Inc..

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

Research and Development. Our research and development expense decreased to $21.0 million in 2007 compared to $42.9 million in 2006. Excluding the impact of IPR&D costs incurred in the prior year of $3.9 million associated with the Compex acquisition and $25.2 million related to the Prior Transaction, and $3.0 million of costs incurred in the current year associated with the DJO Merger, our research and development expense increased $4.2 million to $18.0 million for fiscal year 2007 as compared to $13.8 million during 2006, primarily due to expenses incurred by the operations of our recent acquisitions.  As a percentage of net sales, research and development expense was 3.6% compared to 3.8% in the prior year (excluding the impact of IPR&D).

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

Loss on Early Extinguishment of Debt.  We recorded approximately $14.5 million of expense in 2007, compared to $9.2 million of expense in 2006.  The expense in 2007 includes $9.7 of unamortized debt issuance costs associated with the Old Senior Secured Credit Facility that was repaid in connection with the DJO Merger.  Also included is $4.8 million of expense due to the termination of interest rate swaps and related refinancing activities in connection with the DJO Merger.  The expense in 2006 is related to the recognition of unamortized debt issuance and debt discount costs associated with the senior credit facility and the 9.75% senior subordinated notes due 2012 (the “9.75% Notes”) that were repaid in connection with the Prior Transaction.

Benefit for Income Taxes.  In 2007, we recorded $42.5 million of income tax benefit on a pre-tax loss of $124.5 million, resulting in an effective rate of 34.1%.  In 2006, we recorded $20.2 million of income tax benefit on a pre-tax loss of $107.8 million, resulting in an effective rate of 18.8%, which is substantially lower than our statutory tax rate, due in part to the impact of a charge of $29.1 million for IPR&D costs in 2006.  Expense related to IPR&D is not deductible for tax purposes and is treated as a permanent difference for tax accounting purposes.  In addition to the IPR&D impact, our 2006 effective tax rate was also negatively impacted by non-deductible stock-based compensation, transaction costs, and other non-deductible expenses.

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see Note 1 of the notes to the audited consolidated financial statements included in Part II.  Item 8, herein.

Liquidity and Capital Resources

As of December 31, 2008, our primary source of liquidity consisted of cash and cash equivalents totaling $30.5 million and $76.0 million of available borrowings under our revolving credit facility described below. Working capital at December 31, 2008 was $179.6 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our changes in cash and cash equivalents for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Cash used in operating activities	$(12,061)	$(28,759)
Cash used in investing activities	(29,596)	(1,323,064)
Cash provided by financing activities	8,865	1,383,558
Effect of exchange rate changes on cash and cash equivalents	(196)	833
Net (decrease) increase in cash and cash equivalents	$(32,988)	$32,568

Cash Flows

Operating activities used $12.1 million of cash for the year ended December 31, 2008, compared to $28.8 million for the year ended December 31, 2007. Cash used for operating activities for the year ended December 31, 2008 primarily reflected an unfavorable net change in operating assets and liabilities mostly offset by our net income after adjustment for non-cash charges. Cash used in operating activities for the year ended December 31, 2007 primarily reflected our net loss and a negative net change in operating assets and liabilities. Cash paid for interest was $158.8 million for the year ended December 31, 2008 and $70.2 million for the year ended December 31, 2007.

Investing activities used $29.6 million of cash for the year ended December 31, 2008, compared to $1,323.1 million for the year ended December 31, 2007. Cash used in investing activities for the year ended December 31, 2008 primarily consisted of purchases of property and equipment totaling $25.9 million and the acquisition of businesses and intangibles for a total of $3.9 million. Cash used in investing activities for the year ended December 31, 2007 principally consisted of the acquisition of businesses for $1,313.1 million mainly related to the DJO Merger, and the acquisitions of IOMED and Saunders.

Financing activities provided for $8.9 million of cash for the year ended December 31, 2008, compared to $1,383.6 million for the year December 31, 2007. Cash provided by financing activities for the year ended December 31, 2008 represented net proceeds of $9.2 million on long-term debt and revolving lines of credit, including $24.0 million of proceeds related to our revolving lines of credit as compared to cash provided by financing activities for the year ended December 31, 2007, which included net proceeds of $1,005.9 million from long-term debt and revolving credit lines mainly related to net borrowings under the new Senior Secured Credit Facility of $1,052.4 million.

Indebtedness

As of December 31, 2008, we had approximately $1,843.6 million in aggregate indebtedness outstanding.

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

Historically, we have used derivative instruments to hedge portions of our exposure related to variable interest rates on our outstanding indebtedness. On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% expiring in 2009. The swap agreement amortizes through a date in 2009. As of December 31, 2008, the remaining notional amount of the swap was $470.0 million. As of December 31, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.91%.

In February 2009, we entered into two interest rate swap agreements.  One agreement is for a notional amount of $550.0 million with a term of February 2009 through December 2009.  The second agreement is for a notional amount of $750.0 million with a term of January 2010 through December 2010.  Under these agreements we have LIBOR fixed rates of 1.04% and 1.88%, respectively.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior secured debt to Adjusted EBITDA (or senior secured leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of December 31, 2008, we were required to maintain a senior secured leverage ratio not to exceed 4.75:1. At December 31, 2008 our senior secured leverage ratio was 4.00:1.

10.875% Notes and 11.75% Notes

The Indentures governing the $575.0 million principal amount of 10.875% Notes and the $200.0 million principal amount of 11.75% Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2008, measured on that date, was 1.47:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2008:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.75:1	4.00:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.47:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the year ended December 31, 2008. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

(in thousands)	Year Ended December 31, 2008
(unaudited)
Net loss	$(97,786)
Interest expense, net	171,500
Income tax benefit	(49,071)
Depreciation and amortization	122,551
Non-cash items (a)	6,081
Non-recurring items (b)	44,325
Other adjustment items, before projected cost savings (c)	16,817
Other adjustment items—projected cost savings (d)	45,200
Adjusted EBITDA	$259,617

(a)                                  Non-cash items are comprised of the following:

(in thousands)	Year Ended December 31, 2008
(unaudited)
Stock compensation expense	$1,381
Purchase accounting adjustments(1)	4,700
Total non-cash items	$6,081

(1)                                  For the year ended December 31, 2008, the $4.7 million represents expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger.

(b)                                 Non-recurring items are comprised of the following:

(in thousands)	Year Ended December 31, 2008
(unaudited)
Employee severance and relocation(1)	$11,237
Integration expense(2)	33,088
Total non-recurring items	$44,325

(1)                                  Severance for the year ended December 31, 2008, included $2.8 million of separation expense in connection with the termination of one of the Company’s executive officers, and $5.7 million and $2.7 million of employee severance incurred in connection with the DJO Merger and other recent acquisitions, respectively.

(2)                                  Integration expense for the year ended December 31, 2008 included $23.1 million, $1.6 million, and $2.7 million of integration costs incurred in connection with the DJO Merger, the IOMED acquisition, and other recent acquisitions, respectively. Also included for the year ended December 31, 2008 was $5.2 million related to the implementation of our new global ERP system.

(c)                                  Other adjustment items, before cost savings, are comprised of the following:

(in thousands)	Twelve Months Ended December 31, 2008
(unaudited)
Transaction expenses(1)	$7,525
Minority interest	1,049
Other(2)	8,243
Total other adjustment items, before cost savings	$16,817

(1)                                  Included $7.0 million of Blackstone monitoring fees for the year ended December 31, 2008.

(2)                                  Included net foreign currency transaction losses, a settlement of a litigation contingency related to one of our foreign subsidiaries, and the write-off of an investment.

(d)                                 Includes projected cost savings related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger.

Contractual Obligations, Commercial Commitments, and Leases

The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations as of December 31, 2008 (in thousands):

	Payment due by period
	Total	<1 year	1—3 years	3-5 years	>5 years
Long-term debt obligations	$1,843,296	$11,359	$21,449	$45,334	$1,765,154
Interest payments (a)	673,369	140,544	246,120	191,682	95,023
Capital lease obligations	298	190	108	—	—
Operating lease obligations	62,901	11,235	16,927	12,404	22,335
Purchase obligations	120,132	37,666	26,466	14,000	42,000
Total	$2,699,996	$200,994	$311,070	$263,420	$1,924,512

(a)          $775.0 million principal amount of long-term debt is subject to fixed interest rates and $1,078.3 million of principal amount of long-term debt is subject to a floating interest rate. The interest payments in the above table for the floating rate debt were based primarily on an assumed 3.461% interest rate which is the effective interest rate for the term loans under the Senior Secured Credit Facility at December 31, 2008.  Also included is the effect on interest expense related to our interest rate swap for a notional amount of $515.0 million at a fixed LIBOR rate of 7.205% expiring in 2009.

As of December 31, 2008, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $120.1 million in the ordinary course of business.  The purchase obligations shown above, includes $20.4 million committed in 2009 related to purchase orders at our facilities in Chattanooga and Austin.  In addition, under the amended transaction and monitoring fee agreement entered into in connection with the DJO Merger, the purchase obligations shown above includes DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019.  See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the amended agreement.  In addition to contractual obligations noted above, we expect to spend up to an additional $30.7 million implementing our new ERP system capital project over approximately the next two years.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations.

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

We have established reserves to account for contractual allowances, doubtful accounts, rebates, product returns and rental credits. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2008 and 2007, we reserved for and reduced gross revenues from third party payors by 32% and 30%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 72% and 65% of our net revenues for the years ended December 31, 2008 and 2007, respectively, and approximately 64% and 62% of our net accounts receivable at December 31, 2008 and 2007, respectively. We experienced write-offs of less than 1% of related net revenues for the years ended December 31, 2008. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 28% and 35% of our net revenues for the years ended December 31, 2008 and 2007, respectively, and approximately 36% and 38% of our net accounts receivable at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, we estimate bad debt expense to be approximately 6% and 7%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.8% to 11.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.

Furthermore, SFAS 142 states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This testwork compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. In the fourth quarter fiscal 2008, we determined that the fair value of our Chattanooga Group trade name was less than the carrying amount, resulting in an approximate $10.1 million impairment which was written off in amortization and impairment of intangibles within the consolidated statement of operations for the year ended December 31, 2008.  In addition, we determined that the Encore Medical trade name was abandoned in the fourth quarter of 2008.  As a result we recorded a $12.3 million write off within the consolidated statement of operations for the year ended December 31, 2008.

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

Our gross deferred tax asset balance was approximately $171.0 million at December 31, 2008 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 12 to our consolidated financial statements). As of December 31, 2008, we maintained a valuation allowance of $7.1 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with recent acquisitions and the Prior Transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of December 31, 2008, we had $1,054.4 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of 2009 (the notional amount was $470.0 million as of December 31, 2008). The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of December 31, 2008 and 2007 was a loss of approximately $13.3 million and $3.9 million, respectively, and is recorded in other non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for the three months and year ended December 31, 2008, by approximately $1.5 million and $6.1 million, respectively.  Our senior debt of approximately $775.0 million consisted of fixed rate debt at December 31, 2008.  In February 2009, we entered into two interest rate swap agreements.  One agreement is for a notional amount of $550.0 million with a term of February 2009 through December 2009.  The second agreement is for a notional amount of $750.0 million with a term of January 2010 through December 2010.  Under these agreements we have LIBOR fixed rates of 1.04% and 1.88%, respectively.  We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the year December 31, 2008, our average monthly sales denominated in foreign currencies was approximately $19.0 million, of which $15.1 million was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of December 31, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.1 million. For the year ended December 31, 2008, we recognized a loss in the statement of operations on Mexico Peso forward contracts of approximately $4.2 million.  For the year ended December 31, 2007, we recognized a gain in the statement of operations on Mexico Peso forward contracts of approximately $0.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2008

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	66
Report of Independent Registered Public Accounting Firm — KPMG LLP	67
Consolidated Balance Sheets at December 31, 2008 and 2007	68
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the Successor Period November 4, 2006 through December 2006	69
Consolidated Statement of Operations for the Predecessor Period January 1, 2006 through November 3, 2006	69
Consolidated Statements of Changes in Membership Equity and Comprehensive Loss for the Years Ended December 31, 2008 and 2007 and for the Successor Period November 4, 2006 through December 31, 2006	70
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Predecessor Period January 1, 2006 through November 3, 2006	70
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the Successor Period November 4, 2006 through December 31, 2006	71
Consolidated Statement of Cash Flows for the Predecessor Period January 1, 2006 through November 3, 2006	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in membership equity and comprehensive loss, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC and subsidiaries at December 31, 2008 and December 31, 2007 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated statements of operations, changes in membership equity and comprehensive loss, and cash flows of DJO Finance LLC and subsidiaries (formerly ReAble Therapeutics Finance LLC) (the “Successor”) for the period from November 4, 2006 through December 31, 2006 and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows of ReAble Therapeutics, Inc. (“RTI”) for the period January 1, 2006 through November 3, 2006.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule II as it relates to 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Successor for the period from November 4, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of RTI for the period from January 1, 2006 through November 3, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective November 3, 2006, all of the outstanding stock of RTI was acquired in a business combination accounted for as a purchase.  As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis that that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Austin, Texas

March 30, 2007, except as to Note 11,

which is as of March 6, 2009

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$30,483	$63,471
Accounts receivable, net	164,618	154,767
Inventories, net	103,166	110,904
Deferred tax assets, net	34,039	28,999
Prepaid expenses and other current assets	16,923	17,319
Total current assets	349,229	375,460
Property and equipment, net	86,262	81,645
Goodwill	1,191,566	1,201,282
Intangible assets, net	1,260,472	1,360,361
Other non-current assets	52,601	67,524
Total assets	$2,940,130	$3,086,272

Liabilities, Minority Interests, and Membership Equity
Current liabilities:
Accounts payable	$42,752	$43,576
Accrued interest	10,966	10,131
Long-term debt and capital leases, current portion	11,549	14,209
Other current liabilities	104,401	93,636
Total current liabilities	169,668	161,552
Long-term debt and capital leases, net of current portion	1,832,044	1,818,598
Deferred tax liabilities, net	329,503	386,659
Other non-current liabilities	8,806	13,260
Total liabilities	2,340,021	2,380,069

Minority interests	1,743	1,215

Commitments and contingencies

Membership equity:
Additional paid-in capital	824,235	822,854
Accumulated deficit	(221,842)	(124,056)
Accumulated other comprehensive income (loss)	(4,027)	6,190
Total membership equity	598,366	704,988
Total liabilities, minority interests, and membership equity	$2,940,130	$3,086,272

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Net sales	$980,194	$492,134	$57,902	$304,383
Cost of sales	374,080	205,864	26,787	127,280
Gross profit	606,114	286,270	31,115	177,103
Operating expenses:
Selling, general and administrative	445,396	271,163	41,099	179,164
Research and development	26,938	21,047	28,128	14,772
Amortization and impairment of acquired intangibles	98,954	33,496	4,035	5,965
Operating income (loss)	34,826	(39,436)	(42,147)	(22,798)
Other income (expense):
Interest income	1,662	1,132	312	527
Interest expense	(173,162)	(72,409)	(8,611)	(26,008)
Other income (expense), net	(9,134)	742	133	(23)
Loss on early extinguishment of debt	—	(14,539)	—	(9,154)
Loss from continuing operations before income taxes and minority interests	(145,808)	(124,510)	(50,313)	(57,456)
Benefit for income taxes	(49,071)	(42,503)	(8,756)	(11,452)
Minority interests	1,049	415	39	158
Loss from continuing operations	(97,786)	(82,422)	(41,596)	(46,162)
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $25, and $394, respectively)	—	—	(38)	(614)
Net loss	$(97,786)	$(82,422)	$(41,634)	$(46,776)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Changes in Stockholders’ Equity, Membership Equity, and Comprehensive Income (Loss)

(in thousands)

										Total
	Successor	Predecessor						Retained	Accumulated	Stockholders’
	Additional			Additional	Notes Received	Cost of Repurchased		Earnings	Other	Equity and
	Paid-In	Common Stock		Paid-In	for Sale of	Stock		(Accumulated	Comprehensive	Membership
	Capital	Shares	Amount	Capital	Common Stock	Shares	Amount	Deficit)	Income (Loss)	Equity
Predecessor:
Balance at December 31, 2005		20,841	$21	$155,430	$(846)	(204)	$(1,647)	$15,906	$(1,757)	$167,107
Net loss		—	—	—	—	—	—	(46,776)	—	(46,776)
Change in fair value of derivatives		—	—	—	—	—	—	—	(464)	(464)
Foreign currency translation adjustment		—	—	—	—	—	—	—	5,077	5,077
Comprehensive loss		—	—	—	—	—	—	—	—	(42,163)
Issuance of common stock and options in connection with the Compex acquisition		7,267	7	99,308	—	—	—	—	—	99,315
Equity awards		—	—	10,460	—	—	—	—	—	10,460
Exercise of common stock options		1,070	1	9,001	—	—	—	—	—	9,002
Tax benefit associated with stock options		—	—	524	—	—	—	—	—	524
Note payments		—	—	—	846	—	—	—	—	846
Balance at November 3, 2006		29,178	$29	$274,723	$—	(204)	$(1,647)	(30,870)	2,856	245,091
Successor:
Net loss	$—							(41,634)	—	(41,634)
Foreign currency translation adjustments	—							—	3,373	3,373
Comprehensive loss	—							—	—	(38,261)
Equity awards	105							—	—	105
Capital contribution - Cefar acquisition	9,464							—	—	9,464
Investment by Parent	363,900							—	—	363,900
Balance at December 31, 2006	373,469							(41,634)	3,373	335,208
Net loss	—							(82,422)	—	(82,422)
Change in fair value of derivatives, net of tax of $1,529	—							—	(2,383)	(2,383)
Foreign currency translation adjustments	—							—	5,200	5,200
Comprehensive loss	—							—	—	(79,605)
Repurchase of Prior Transaction Management Rollover Options	(1,248)							—	—	(1,248)
Equity awards	1,541							—	—	1,541
Reversal of tax benefit associated with stock options	(985)							—	—	(985)
Investment by Parent	450,077							—	—	450,077
Balance at December 31, 2007	822,854							(124,056)	6,190	704,988
Net loss								(97,786)		(97,786)
Change in fair value of derivatives, net of tax of $3,660									(5,699)	(5,699)
Foreign currency translation adjustments									(4,518)	(4,518)
Comprehensive loss										(108,003)
Equity awards	1,381									1,381
Balance at December 31, 2008	$824,235							$(221,842)	$(4,027)	$598,366

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
OPERATING ACTIVITIES:
Net loss	$(97,786)	$(82,422)	$(41,634)	$(46,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	23,597	14,744	2,369	8,839
Amortization and impairment of intangibles	98,954	33,496	4,035	5,965
Amortization of debt issuance costs and non-cash interest expense	13,177	4,862	654	1,856
Non-cash loss on early extinguishment of debt	—	9,744	—	9,154
Stock-based compensation	1,381	1,541	105	10,631
Asset impairments and loss on disposal of assets	3,069	682	1,228	388
Deferred income taxes	(42,157)	(47,221)	(8,842)	(13,284)
Provision for doubtful accounts and sales returns	26,277	22,428	513	21,763
Inventory reserves	8,637	3,580	957	7,563
Minority interests	1,049	415	39	158
Excess tax benefit associated with stock option exercises	—	(370)	—	(2,543)
Acquired in-process research and development	—	3,000	25,200	3,897
Net effect of discontinued operations, net of gain on disposal	—	378	457	5,155
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(37,064)	(15,301)	6,061	5,503
Inventories	(1,609)	7,075	2,911	(9,734)
Prepaid expenses, other assets and liabilities	68	1,567	2,642	(1,818)
Accounts payable and accrued expenses	(9,654)	13,043	(12,524)	9,958
Net cash (used in) provided by operating activities	(12,061)	(28,759)	(15,829)	16,675
INVESTING ACTIVITIES:
Acquisition of businesses and intangibles, net of cash acquired	(5,095)	(1,313,110)	(535,080)	(1,793)
Purchases of property and equipment	(25,905)	(13,962)	(1,331)	(12,304)
Proceeds from sale of assets	14	4,591	—	69
Other	1,390	(583)	—	(244)
Net cash used in investing activities	(29,596)	(1,323,064)	(536,411)	(14,272)
FINANCING ACTIVITIES:
Investment by parent	—	434,599	357,000	—
Proceeds from long-term debt and revolving line of credit	46,540	1,724,350	550,370	25,300
Retirement of debt and payments on long-term debt and revolving line of credit	(37,294)	(718,421)	(336,113)	(25,420)
Payment of debt issuance costs	—	(55,866)	(20,818)	(10)
Excess tax benefit associated with stock option exercises	—	370	—	2,543
Repurchase of prior transaction management rollover options	—	(1,248)	—	—
Dividend paid to minority interests of subsidiary	(381)	(226)	—	—
Proceeds from issuance of common stock	—	—	—	9,002
Proceeds from notes received for sale of common stock	—	—	—	846
Net cash provided by financing activities	8,865	1,383,558	550,439	12,261
Effect of exchange rate changes on cash and cash equivalents	(196)	833	274	566
Net (decrease) increase in cash and cash equivalents	(32,988)	32,568	(1,527)	15,230
Cash and cash equivalents at beginning of period	63,471	30,903	32,430	17,200
Cash and cash equivalents at end of period	$30,483	$63,471	$30,903	$32,430
Supplemental disclosures of cash flow information:
Cash paid for interest	$158,798	$70,249	$3,446	$26,584
Cash paid for income taxes	$2,497	$912	$606	$4,576
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$4,066	$—	$—	$—
Issuance of management rollover options	$—	$15,478	$6,900	$—
Issuance of common stock in connection with acquisition of businesses	$—	$—	$9,464	$99,315

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Notes to Consolidated Financial Statements

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.  We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

We market and distribute our products through three operating segments: Domestic Rehabilitation, International Rehabilitation, and Surgical Implant. Our Domestic and International Rehabilitation Segments offer non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables, traction equipment and other clinical therapy equipment; orthotic devices used to treat joint and spine conditions; orthopedic soft goods; rigid knee braces; and vascular systems which include products intended to prevent deep vein thrombosis following surgery. Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products.

On November 20, 2007, a subsidiary of ReAble Therapeutics, Inc. (“ReAble”) was merged into DJO Opco Holdings, Inc. (“DJO Opco”), with DJO Opco continuing as the surviving corporation (the “DJO Merger”). As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC, the entity filing this Annual Report on Form 10-K, which is itself a subsidiary of ReAble. Following the DJO Merger, ReAble was renamed DJO Incorporated (“DJO”), ReAble Therapeutics Finance LLC was renamed DJO Finance LLC (“DJOFL”) and ReAble Finance Corporation, the co-issuer of both the 10.875% senior notes and 11.75% senior subordinated notes (see Note 8), was renamed DJO Finance Corporation (“Finco”).

Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “our Company,” refers to DJOFL and its consolidated subsidiaries.

On November 3, 2006, an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”) acquired all of the outstanding shares of capital stock of ReAble in a merger transaction (the “Prior Transaction”).  See further description of the Prior Transaction under Note 2.  For purposes of discussing the Prior Transaction in the audited consolidated financial statements, we refer to DJO as ReAble or “Predecessor.”

DJOFL directly or indirectly through its subsidiaries, owns all of the operating assets of DJO.  The accompanying consolidated financial statements include the accounts of DJOFL, and its wholly owned subsidiaries and those entities in which we hold a controlling interest from the date of the Prior Transaction.  Prior to the date of the Prior Transaction, the financial statements reflect the accounts and activities of the Predecessor.  The Successor period reflects the acquisition of ReAble using the purchase method of accounting pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  The Predecessor results of ReAble are not comparable to the Successor results of DJOFL due to the difference in basis of presentation incorporating the Prior Transaction purchase accounting as compared to historical cost for the Predecessor. Minority interests reflect the 50% separate ownership of Medireha GmbH (“Medireha”) not owned by us, which we have consolidated due to our controlling interest. Our controlling interest consists of our 50% ownership and our control of one of the two director seats, our rights to prohibit certain business activities that are not consistent with our plans for the business and our exclusive distribution rights for products manufactured by Medireha. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, self insurance, income taxes, goodwill and intangible assets valuations and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Allowance for Doubtful Accounts.  We make estimates of the collectability of accounts receivable.  Management analyzes accounts receivable historical collection rates and bad debts write-offs, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Inventories.  Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or market.  We establish reserves for slow moving and excess inventory, product obsolescence, shrinkage and other valuation impairments based on future demand and historical experience.

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

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) we capitalize costs of internally developed software during the development stage of internally developed software applications.  Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  Recently we began implementing a new ERP system resulting in approximately $4.5 million of capitalized software costs as of December 31, 2008.

Impairment of Long-Lived Assets.  In accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) we test long-lived assets for impairment when events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as amount by which the carrying amount of the assets exceed the discounted future net cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or estimated sale value less estimated costs to sell.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.8% to 11.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.   Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.

Identifiable intangible assets consist of trademarks, trade names, patents, distribution networks, intellectual property, non-compete agreements and customer lists and are carried at fair value on date of purchase less accumulated amortization.  Amortization of identifiable intangibles is computed using the straight-line method over their estimated useful lives.  Our customer and technology based intangibles have weighted average periods of 9 and 10 years, respectively. Our trade names were determined to have an indefinite life.

We test intangible assets with indefinite lives in accordance with SFAS 142, which states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This test compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. During the fourth quarter 2008, we determined that the fair value of our Chattanooga Group trade name was less than the carrying amount, resulting in an approximate $10.1 million impairment charge for the year ended December 31, 2008.  In addition, we determined that the Encore Medical trade name was abandoned in the fourth quarter of 2008.  As a result we recorded a $12.3 million write off within the consolidated statement of operations for the year ended December 31, 2008.

Debt Issuance Costs.  Debt issuance costs are capitalized and are included in other non-current assets on our consolidated balance sheet.  We amortize these costs over the lives of the related debt instruments (currently, approximately seven years) and classify the amortization expense with interest expense in the accompanying consolidated statements of operations.  At December 31, 2008 and 2007, we have unamortized debt issuance costs of $49.9 million and $61.6 million, respectively.

Warranty Costs.  We provide expressed warranties on certain products for periods typically ranging from one to three years.  We estimate our warranty obligations at the time of sale based upon historical experience and known product issues, if any.

A summary of the activity in our warranty reserves is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Beginning balance	$1,720	$1,348	$1,275	$643
Amount charged to expense for estimated warranty costs	1,258	509	260	1,354
Deductions for actual costs incurred	(1,217)	(454)	(187)	(1,040)
Acquired through business acquisitions	—	317	—	318
Ending balance	$1,761	$1,720	$1,348	$1,275

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

Advertising Costs.  We expense advertising costs as they are incurred.  For the Successor years ended December 31, 2008 and 2007 and the period November 4, 2006 through December 31, 2006, advertising costs were approximately $6.4 million, $3.9 million and $0.7 million, respectively.  For the Predecessor period January 1, 2006 through November 3, 2006, such costs approximated $5.6 million.

Shipping and Handling Expenses.  Shipping and handling expenses are included with cost of sales in our consolidated statement of operations.

Stock Based Compensation.  We maintain a stock option plan under which stock options have been granted to employees and non-employee members of the Board of Directors.  Effective January 1, 2006, we adopted SFAS 123(R), which requires all share based payments to employees to be recognized in the financial statements based upon their respective grant date fair values.  With the adoption of SFAS 123(R), we elected to amortize stock-based compensation for service-based awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.  Other awards vest over a specified performance period from the date of grant upon the achievement of certain pre-determined performance targets over time and compensation expense is recognized to the extent the achievement of the performance targets is deemed probable.    Refer to Note 10 for further discussion.

Income Taxes.  We account for income taxes under the asset and liability method as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. In addition, we adopted Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FAB Statement No. 109 (“FIN 48”) on January 1, 2007 (see Note 12 to our audited consolidated financial statements).

Foreign Currency Translation.  The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated membership equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the condensed consolidated statements of operations.

Derivative Financial Instruments.  We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the US dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation.  The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income and other comprehensive income.  Other comprehensive income (loss) refers to unrealized gains and losses that are excluded from current earnings and are recorded directly as an adjustment to stockholders’ equity/membership equity.  These gains and losses often fluctuate before being realized, and are often long—term in nature.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized interest rate hedge gains and losses, net of tax.

Concentration of Credit Risk.  We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare.  International sales comprised 26.0%, 27.4%, 29.0%, and 22.3% of our net revenues for the Successor years ended December 31, 2008 and 2007, the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006, respectively.  International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates.

During the three years ending December 31, 2008, we had no individual customer or distributor that accounted for 10% or more of our total annual revenues.

Fair Value of Financial Instruments.  The carrying amounts of our short—term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short—term nature.  The fair values of our variable rate debt, including borrowings under our Senior Secured Credit Facility, are currently below the carrying value.  We estimated the fair value of our long—term fixed rate notes based on trading prices for the notes on or near December 31, 2008 and 2007 (see Note 8).

Reclassifications. The consolidated financial statements and accompanying footnotes reflect certain reclassifications to prior year consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to disclose derivative features that are credit risk—related. The statement is effective for fiscal years beginning after November 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 160, “Non—controlling Interests in Consolidated Financial Statements” which requires entities to report non—controlling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. The statement is effective for fiscal years beginning after December 15, 2008. We will adopt this statement as of the beginning of 2009 and are currently assessing the potential impact of adoption.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”)  which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition—date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The statement is effective for business combinations commencing subsequent to December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted this statement during 2008.  The provisions of SFAS 159 did not have a material impact in our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements.  We adopted this statement during 2008.  The provisions of SFAS 157 did not have a material impact in our consolidated financial statements.

2.                                      ACQUISITIONS AND OTHER TRANSACTIONS

We account for acquisitions in accordance with SFAS 141 (R) with the results of operations attributable to each acquisition included in the consolidated financial statements from the date of acquisition.

Acquisition of DJO Opco Holdings, Inc.

On July 15, 2007, we entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO Opco, formerly known as DJO Incorporated, providing for the DJO Merger pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, an affiliate of Blackstone Capital Partners V, L.P. (“Blackstone”), borrowings under our senior secured credit facility (the “Senior Secured Credit Facility”), and proceeds from the newly issued 10.875% senior notes due 2014 (the “10.875% Notes”) (see Note 8 for further information).

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

Acquisition of Cefar AB

On November 7, 2006, a subsidiary of DJOFL acquired all of the issued and outstanding shares of Cefar AB (“Cefar”), a provider of electrotherapy and rehabilitation devices used for chronic pain, for women’s health, for electroacupuncture, and for other rehabilitation activities. The purchase price of $27.1 million was comprised of the payment of $16.3 million in cash, issuance of shares of our common stock valued at $9.5 million, and $1.3 million of acquisition costs. The fair value of the common stock issued was determined as $16.46 per share based on the per share price used in the Prior Transaction. We funded the cash portion of the acquisition with $10.0 million of term loan borrowings under the Old Senior Secured Credit Facility and cash on hand.  Pursuant to the terms of the acquisition agreement, additional amounts were payable to certain of the former stockholders of Cefar if certain EBITDA targets were met by December 31, 2008. During 2008, $1.8 million was paid to the former stockholders of Cefar.  As of December 31, 2008, we had a remaining accrual of $1.8 million, which was subsequently paid to the shareholders of Cefar in January 2009.

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

Acquisition of Compex Technologies, Inc.

On February 24, 2006, pursuant to the terms of a merger agreement dated November 11, 2005, we acquired all of the issued and outstanding shares of Compex Technologies, Inc. (“Compex”), a Minnesota corporation. Compex manufactured and sold a broad line of transcutaneous electrical nerve stimulation (“TENS”) and neuromuscular electrical nerve stimulation (“NMES”) products used for pain management, rehabilitation, fitness and sports performance enhancement in clinical, home healthcare, sports and occupational medicine settings. The domestic Compex operations were integrated into our Empi division. The total purchase price of approximately $102.9 million was comprised of 7.3 million shares of our common stock valued at $90.0 million, options to purchase 900,000 shares of our common stock valued at $9.3 million, and $3.6 million in acquisition costs. We funded the cash portion of the acquisition with $25.3 million of borrowings.

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

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141. The purchase prices for our acquisitions were allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through December 31, 2008 (see Note 6):

(in thousands):	DJO Opco	IOMED	Saunders	Cefar	Prior Transaction	Compex	Wtd. Avg. Useful Life
Current assets	$171,929	$8,971	$6,783	$11,342	$209,011	$69,129
Tangible non-current assets	67,385	853	273	1,036	49,853	8,340
Liabilities assumed (see Note 13)	(697,465)	(6,679)	(628)	(10,697)	(538,526)	(51,092)
Acquired in-process research and development	3,000	—	—	—	25,200	3,897
Identifiable intangible assets:
Technology-based	354,000	6,616	10,171	1,800	83,900	8,213	3 – 20 years
Customer-based	328,000	2,512	6,369	3,200	133,800	14,610	10 – 16 years
Trademarks and tradenames	356,000	1,777	4,423	3,400	92,000	5,771	Indefinite
Non-compete	—	—	—	—	1,600	—	1 year
Goodwill	691,884	9,255	13,537	17,036	472,414	43,995	N/A
Purchase price	$1,274,733	$23,305	$40,928	$27,117	$529,252	$102,863

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The purchase price allocation for the DJO Merger included values assigned to certain specific identifiable intangible assets aggregating $1,038.0 million. An aggregate value of $354.0 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $328.0 million was assigned to certain DJO Opco customer relationships for group purchase organization (“GPO”) customers and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPOs and other customers. A value of $356.0 million was assigned to tradenames and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the tradenames and trademarks acquired.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. A value of $691.9 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues. We also believe there are significant cost reduction synergies that may be realized as we integrate the acquired business. These are among the factors that contributed to a purchase price for the DJO Merger acquisition that resulted in the recognition of goodwill.

The purchase price allocation for the Prior Transaction included values assigned to certain specific identifiable intangible assets aggregating $311.3 million. An aggregate value of $83.9 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. An aggregate value of $133.8 million was assigned to certain ReAble customer relationships for hospitals, distributors, third party payors, and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $92.0 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.  A value of $1.6 million was assigned to non—compete restrictions included in the employment agreements of certain of ReAble’s executive officers and senior management.  A value of $472.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

3.                                      ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006

Balance, beginning of period	$30,954	$513	$—	$4,016

Acquired through business acquisitions	—	14,709	—	—

Provision for doubtful accounts and sales returns	26,277	22,521	513	21,763

Write-offs, net of recoveries	(21,885)	(6,789)	—	(6,610)

Balance, end of period	$35,346	$30,954	$513	$19,169

Reserve balances subsequent to the Prior Transaction were netted against the related accounts receivable as part of the Prior Transaction purchase accounting.

4.                                      INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Components and raw materials	$34,138	$35,534
Work in process	5,187	6,626
Finished goods	54,776	54,411
Inventory held on consignment	21,804	22,159
	115,905	118,730
Less – inventory reserves	(12,739)	(7,826)
	$103,166	$110,904

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Balance, beginning of period	$7,826	$918	$—	$7,397
Acquired through business acquisitions	—	3,867	—	—
Provision charged to cost of sales	8,637	3,580	957	7,563
Write-offs	(3,724)	(539)	(39)	(2,651)
Balance, end of period	$12,739	$7,826	$918	$12,309

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.  Reserves existing at the date of the Prior Transaction were netted against the related inventory as part of the Prior Transaction purchase accounting.

5.                                      PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2008	December 31, 2007	Depreciable lives (years)
Land	$1,442	$1,713	Indefinite
Buildings and improvements	21,179	19,788	5 to 25
Equipment	54,943	45,526	3 to 8
Software	13,974	11,714	3 to 5
Furniture and fixtures	7,647	7,115	3 to 10
Surgical implant instrumentation	13,662	9,800	5
Construction in progress	15,432	6,483	n/a
	128,279	102,139
Less - accumulated depreciation and amortization	(42,017)	(20,494)
Property and equipment, net	$86,262	$81,645

Depreciation and amortization expense relating to property and equipment was approximately $23.6 million, $14.7 million and $2.4 million for the Successor years ended December 31, 2008 and 2007 and the period November 4, 2006 through December 31, 2006, respectively.  Depreciation expense was $8.8 million for the Predecessor period January 1, 2006 through November 3, 2006.  Depreciation expense includes amounts associated with surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products, and is reported as a selling, general and administrative expense in the amounts of $2.9 million, $2.5 million, and $0.4 million for the Successor years ended December 31, 2008 and 2007 and the period from November 4, 2006 through December 31, 2006, respectively, and $1.8 million for the Predecessor period from January 1, 2006 through November 3, 2006.  We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.

6.                                      GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance, beginning of period	$1,201,282	$475,722
Tax Adjustments	(18,118)	4,178
Prior Transaction	—	8,303
Acquisition of Cefar	(73)	3,863
Acquisition of IOMED	579	8,676
Acquisition of Saunders	—	13,537
Acquisition of DJO Opco	12,780	679,104
Acquisition of other businesses	—	2,446
Foreign currency translation	(5,737)	5,453
Other	853	—
Balance, end of period	$1,191,566	$1,201,282

For the year ended December 31, 2008, we recorded approximately $12.8 million related to the DJO Opco acquisition to reflect changes in our preliminary estimates of approximately $8.1 million of deferred tax assets and liabilities assumed, including approximately $6.0 million for Medicare reimbursement claims.  The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  Additionally, we reduced goodwill by $18.1 million related to various tax adjustments (refer to Note 12).

For the year ended December 31, 2007, we recorded approximately $679.1 million, $8.7 million and $13.5 million of goodwill associated with the acquisition of DJO Opco, IOMED and Saunders, respectively. We also completed the acquisitions of various other businesses during the year which resulted in the recognition of approximately $2.4 million of goodwill in the aggregate.

During the fourth quarter 2008, we performed an impairment test of our goodwill and indefinite lived intangible assets in accordance with SFAS 142 we determined that the fair value of our Chattanooga Group trade name was less than the carrying amount, resulting in an approximate $10.1 million impairment charge within the consolidated statement of operations for the year ended December 31, 2008.  In addition, we determined that the Encore Medical trade name was abandoned in the fourth quarter of 2008.  As a result, we recorded a $12.3 million impairment charge within the consolidated statement of operations for the year ended December 31, 2008.

Identifiable intangible assets consisted of the following as of December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,612	$(56,501)	$402,111
Customer-based	478,387	(57,537)	420,850
	$936,999	$(114,038)	822,961
Indefinite-lived intangible assets:
Trademarks			435,267
Foreign currency translation			2,244
Total identifiable intangible assets			$1,260,472

Identifiable intangible assets consisted of the following as of December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$457,463	$(18,484)	$438,979
Customer-based	477,942	(19,047)	458,895
	$935,405	$(37,531)	897,874
Indefinite-lived intangible assets:
Trademarks			457,686
Foreign currency translation			4,801
Total identifiable intangible assets			$1,360,361

Our amortizable intangible assets will continue to be amortized over their useful lives of 10 and 9 years on a weighted average basis for Technology and Customer based intangibles, respectively.

Our estimated amortization expense related to acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2009	$76,094
2010	75,155
2011	73,788
2012	72,387
2013	67,474
Thereafter	458,063

At December 31, 2008 and 2007, our goodwill and intangible assets are allocated by segment as follows (in thousands):

2008	Goodwill	Intangibles, Net
Domestic Rehabilitation Segment	$1,073,284	$1,202,329
International Rehabilitation Segment	70,876	31,600
Surgical Implant Segment	47,406	26,543
Total	$1,191,566	$1,260,472

2007	Goodwill	Intangibles, Net
Domestic Rehabilitation Segment	$1,084,982	$1,294,765
International Rehabilitation Segment	68,894	36,170
Surgical Implant Segment	47,406	29,426
Total	$1,201,282	$1,360,361

7.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Wages and related expenses	$21,695	$31,232
Commissions and royalties	13,799	13,114
Taxes	4,943	6,119
Restructuring costs (see Note 13)	1,742	9,563
Professional fees	2,453	6,693
Rebates	4,812	4,328
Accrued ERP costs	6,763	—
Interest rate swap derivative	13,272	—
Reimbursement claims	6,012	—
Other accrued liabilities	28,910	22,587
	$104,401	$93,636

8.                                      LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) at December 31, 2008 and 2007 consists of the following (in thousands):

	December 31, 2008	December 31, 2007
Term loan under Senior Secured Credit Facility, net of a 1.2% discount ($10.9 million at December 31, 2008)	$1,043,404	$1,052,514
Revolving loans outstanding under Senior Secured Credit Facility	24,000	—
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European Banks	891	4,239
Capital lease obligations and other	298	1,054
	1,843,593	1,832,807
Less — current portion	(11,549)	(14,209)
Long-term debt and capital leases, net of current portion	$1,832,044	$1,818,598

Senior Secured Credit Facility

On November 20, 2007, in connection with the DJO Merger, DJOFL and DJO Holdings LLC (“Holdings”) entered into the Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility. As of December 31, 2008, $24.0 million is outstanding related to our revolving credit facility.

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

On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility. The swap agreement amortizes through a date in 2009. As of December 31, 2008, the remaining notional amount of the swap was $470.0 million. As of December 31, 2008, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.91%.

In February 2009, we entered into two interest rate swap agreements.  One agreement is for a notional amount of $550.0 million with a term of February of 2009 through December 2009.  The second agreement is for a notional amount of $750.0 million with a term of January 2010 through December 2010.  Under these agreements we have LIBOR fixed rates of 1.04% and 1.88%, respectively.

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

Guarantee and Security.  All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by Holdings and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the “Guarantors”).

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio of 4.75:1 as of the twelve months ended December 31, 2008 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of December 31, 2008.

10.875% Senior Notes Payable

On November 20, 2007, DJOFL and Finco (collectively, the “Issuers”) issued $575.0 million aggregate principal amount of 10.875% Senior Notes under an agreement dated as of November 20, 2007 (the “10.875% Indenture”) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. On July 2, 2008, our amended registration statement, filed in June 2008 on Form S-4 with the Securities and Exchange Commission (the “Commission”) relating to an offer to exchange these privately issued 10.875% Notes, for registered 10.875% Notes was declared effective. The exchange offer was completed July 31, 2008.

The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014.  The market value of the 10.875% Notes was approximately $402.5 million as of December 31, 2008 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2008, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

The Issuers issued $200.0 million aggregate principal amount of 11.75% Senior Subordinated Notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $132.0 million as of December 31, 2008 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

The 11.75% Notes contain similar provisions as the 10.875% Notes with respect to change of control and covenant requirements. Under the Indenture governing the 11.75% Notes (the “11.75% Indenture”), prior to November 15, 2010, the Issuers have the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on November 15, 2010, the Issuers may redeem some or all of the 11.75% Notes at a redemption price of 105.875% of the then outstanding principal balance plus accrued and unpaid interest on the 11.75% Notes. The redemption price decreases to 102.938% and 100% of the then outstanding principal balance at November 2011 and November 2012, respectively. Additionally, from time to time, before November 15, 2009, the Issuers may redeem up to 35% of the 11.75% Notes at a redemption price equal to 111.75% of the principal amount then outstanding, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Secured Credit Facility, the 11.75% Indenture and the 10.875% Indenture (collectively, the “Indentures”), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2008, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,
2009	$11,549
2010	10,828
2011	10,729
2012	10,677
2013	34,657
Thereafter	1,765,153
Total	1,843,593

Debt Issue Costs

We incurred $30.7 million, $24.5 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the consolidated balance sheets at December 31, 2008 and 2007. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

9.                                      MEMBERSHIP EQUITY

In connection with the Prior Transaction, shares of ReAble’s common stock were adjusted such that every 62.8 shares of common stock outstanding prior to the Prior Transaction were revalued as one share of ReAble’s common stock.  Subsequently, on November 8, 2006, following the closing of the Prior Transaction, we effected a 25 for one stock split, which resulted in every one share of ReAble’s common stock becoming 25 shares of ReAble’s common stock.  The consolidated financial statements have been retroactively adjusted to reflect these share adjustments for all periods presented.

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

In connection with the DJO Merger, an affiliate of Blackstone made a cash equity contribution of $434.6 million.  Additionally, we repurchased 264,525 of the Prior Transaction Management Rollover Options from certain ReAble executives who were terminated in connection with the DJO Merger at a per share price of $16.46.  At the closing of the DJO Merger, these former ReAble executives also forfeited all unvested stock options previously issued to them under the 2006 Stock Incentive Plan at the closing of the DJO Merger.  Furthermore, certain members of DJO Opco management chose to rollover certain of their DJO Opco options which were exchanged into options to purchase 1,912,577 shares under the 2007 Incentive Stock Plan on a tax-deferred basis (the “DJO Management Rollover Options”).  The fair value of these options approximated $15.2 million and was recorded as a component of the cost of the DJO Merger.  Also, on November 20, 2007, we granted an executive officer 24,300 shares (net of taxes) of restricted stock under the 2007 Incentive Stock Plan, which were subsequently cancelled during the third quarter of 2008 as a result of his Separation of Employment Agreement (See Note 10 for further information).

10.                               STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2006 Stock Incentive Plan

In connection with the Prior Transaction, the compensation committee of the board of directors of ReAble adopted the 2006 Stock Incentive Plan (the “2006 Plan”) effective November 3, 2006.  The 2006 Plan provided for the grant of stock options and other stock-based awards to key employees, directors and consultants, including executive officers.  In connection with the DJO Merger and change in management, we terminated the 2006 Plan and as of that date, outstanding options to purchase our stock originally issued under the 2006 Plan are now governed by the terms of the DJO Incorporated 2007 Incentive Stock Plan (“the 2007 Plan”).  Furthermore, former ReAble executives forfeited all stock options previously issued under the 2006 Plan.

Summary of Plans — Predecessor

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

Non-employee stock compensation expense was approximately $0.2 million for the Predecessor period January 1, 2006 through November 3, 2006, which is included in selling, general and administrative expenses in the consolidated statements of operations for the respective period.

2007 Incentive Stock Plan

In connection with the DJO Merger, we terminated the 2006 Plan and adopted the 2007 Plan, which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants. Outstanding options to purchase ReAble common stock originally issued under the 2006 Plan are now governed by the terms of the 2007 Plan. The total number of shares of common stock of DJO that may be issued under the 2007 Plan is 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan, and will expire no more than ten years from the date of grant.

Employee Stock Options

During the year ended December 31, 2008 we granted 4,490,414 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees. DJO adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). Another one-third of stock options will vest over a specified performance period (typically four to five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis (“Performance-Based Tranche”), as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and free cash flow (“Enhanced Performance-Based Tranche”). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with us.

In addition, in an effort to align our objectives following the DJO Merger with vesting requirements for previously issued stock options under the 2006 Plan, we cancelled all stock options originally granted under the 2006 Plan, except for 63,806 vested Time-Based Tranche options held by 72 employees, and concurrently issued the same or a greater number of options to each 2006 Plan participant under the 2007 Plan (the “Replacement Options”). These Replacement Options were valued in accordance with the modification provisions pursuant to SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), whereby the fair value of the options immediately prior to the date of modification is compared to the fair value of the options at the date of modification, with the incremental fair value, if any, being recognized as future compensation expense. However, under no circumstances can compensation expense be reduced to an amount lower than the original fair value at the date of grant. Replacement Options have an exercise price of $16.46 per share, vest ratably over a predefined period as further described below, and have a contractual term of ten years from the date of modification. The assumptions utilized to determine fair value for Replacement Options were the same as those used to compute the fair value of new options granted during the current year. We did not recognize any additional compensation expense for the year ended December 31, 2008 as a result of the modification.

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

We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of expense related to market-based options originally issued under the 2006 Plan which were exchanged for performance based options during the first quarter of 2008, which is recognized ratably over the expected term regardless of the probability of achieving the performance conditions. We reassess at each reporting period whether achievement of the pre-determined performance targets based on Adjusted EBITDA and free cash flow is probable for the options related to the Performance Based Tranche to vest. The Company did not meet 2008 performance targets and therefore the Performance-Based tranche and Enhanced Performance-Based Tranche options did not vest during 2008.

For the Successor years ended December 31, 2008 and 2007 and the Period November 4, 2006 through December 31, 2006, we recognized approximately $1.3 million, $1.5 million, and $0.1 million of non-cash compensation stock based expense, respectively.  For the Predecessor period January 1, 2006 through November 3, 2006, we recognized approximately $10.5 million of non-cash compensation expense.

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the Successor years ended December 31, 2008 and 2007, and the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006:

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	27.4% - 60.0%	27.4% - 60.0%	43.7% - 60.0%	61.0%
Risk-free rate	2.8% - 4.7%	3.5% - 4.7%	4.7%	4.5% - 4.8%
Expected term (in years)	4.7 - 7.1	4.7 - 7.1	2.6 - 5.7	4.5 - 5.6

Non-Employee Stock Options

On May 22, 2008, we granted 37,800 stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order for the options granted to vest.

Non-employee options are accounted for in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). In accordance with EITF 96-18, the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of the non-employee stock options for the year ended December 31, 2008:

Year Ended December 31, 2008
Expected dividends	0.0%
Expected volatility	27.41%
Risk-free rate	3.92%
Contractual term (in years)	10 years

We recorded non-cash compensation expense of approximately $0.1 million for the year ended December 31, 2008, associated with non-employee stock options issued under the 2007 Incentive Stock Plan.

A summary of option activity under the 2007 Plan for the years ended December 31, 2007 and 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	3,044,650	$15.34
Repurchase of Prior Transaction management rollover options	(264,525)	$11.74
Granted, including Replacement Options	252,500	$16.46
DJO Management Rollover Options	1,912,577	$11.09
Exercised	—	—
Forfeited, including options cancelled	(1,394,575)	$12.97
Outstanding at December 31, 2007	3,550,627	$12.97	8.2	$12,461,487
Granted, including Replacement Options	4,528,214	$16.46
Exercised	—
Forfeited, including options cancelled	(2,003,927)	$16.35
Outstanding at December 31, 2008	6,074,914	$14.46	8.18	$12,221,730
Exercisable at December 31, 2008	2,683,942	$11.93	7.13	$12,221,730

For the Successor years ended December 31, 2008 and 2007 and the Period November 4, 2006 through December 31, 2006, and the Predecessor period January 1, 2006 through December 31, 2006, the weighted-average grant-date fair value of stock options granted was $5.36, $8.09, $8.96, and $9.25, respectively.

Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was $11.3 million as of December 31, 2008. We anticipate this expense to be recognized over a weighted-average period of approximately four years. However, compensation expense associated with performance-based options under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of certain performance targets are deemed probable.

Restricted Stock

On March 13, 2007, we granted 15,189 shares of restricted stock options to an executive officer pursuant to the terms of a restricted stock agreement under the 2006 Plan. The shares were subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. On November 20, 2007, we granted 24,300 shares of restricted stock awards to the same executive officer pursuant to the terms of a restricted stock agreement under the 2007 Incentive Stock Plan, which would vest on January 1, 2009. On August 14, 2008, we entered into a Separation of Employment Agreement and General Release with this executive officer which waived any and all of his rights to any stock option or equity grants, including but not limited to restricted stock (refer to Note 12 for more detail). As such, all restricted stock options were cancelled during the third quarter and we reversed approximately $244,000 of previously recorded compensation expense related to the restricted stock.

11.                               SEGMENT AND GEOGRAPHIC INFORMATION

We classify our operations, pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” into three operating segments further described below.

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment, which generates most of its revenues in the United States, is divided into four main businesses:

•                  Bracing and Supports.  Our Bracing and Supports business unit offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.

•                  Empi.  Our Empi business unit offers products in the category of home electrotherapy, iontophoresis, and home traction.

•                  Regeneration.  Our Regeneration business unit consists of our bone growth stimulation products.

•                  Chattanooga.  Our Chattanooga Group business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

International Rehabilitation Segment

Our International Rehabilitation Segment, which generates most of its revenues in Europe, is divided into three main businesses:

•                  Bracing and Supports.  The international sales of our Bracing and Supports business unit offers DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.

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

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Net sales:
Domestic Rehabilitation Segment	$700,129	$331,550	$36,963	$211,474
International Rehabilitation Segment	228,539	113,034	14,626	49,577
Surgical Implant Segment	73,429	66,591	7,763	51,331
Intersegment revenues (a)	(21,903)	(19,041)	(1,450)	(7,999)
Consolidated net sales	$980,194	$492,134	$57,902	$304,383

Gross profit:
Domestic Rehabilitation Segment	$417,574	$182,763	$18,841	$114,267
International Rehabilitation Segment	135,427	57,467	6,517	27,598
Surgical Implant Segment	54,857	47,037	5,779	35,212
Expenses not allocated to segments/Eliminations	(1,744)	(997)	(22)	26
Consolidated gross profit	$606,114	$286,270	$31,115	$177,103

Operating income:
Domestic Rehabilitation Segment	$66,065	$(7,540)	$(17,713)	$3,310
International Rehabilitation Segment	29,232	1,133	(548)	664
Surgical Implant Segment	8,217	2,322	(12,640)	5,404
Expenses not allocated to segments/Eliminations	(68,688)	(35,351)	(11,246)	(32,176)
Consolidated operating income (loss)	$34,826	$(39,436)	$(42,147)	$(22,798)

(a) Includes amounts of $11.5 million, $2.0 million $1.2 million, and $6.1 million for the Successor years ended December 31, 2008 and 2007 and Successor period from November 4, 2006 through December 31, 2006 and the Predecessor period January 1, 2006, through November 3, 2006, respectively, for intrasegment revenues.

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and Adjusted EBITDA as defined.  Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Net sales:
United States	$742,007	$371,077	$42,135	$242,790
Germany	73,296	47,332	6,740	31,982
Other Europe, Middle East, and Africa	144,760	61,613	7,768	18,858
Asia Pacific	12,595	5,435	164	4,273
Other	29,439	25,718	2,545	14,479
Intersegment revenues	(21,903)	(19,041)	(1,450)	(7,999)
	$980,194	$492,134	$57,902	$304,383

* Net sales are attributed to countries based on location of customer.  For the Successor years ended December 31, 2008 and 2007, and the period November 4, 2006 through December 31, 2006 and the Predecessor period January 1, 2006 through November 3, 2006, we had no individual customer or distributor that accounted for 10% or more of total annual revenues.

Following are our long-lived assets by geographic area as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
United States	$2,423,171	$2,537,968
International	167,730	172,844
	$2,590,901	$2,710,812

12.                               INCOME TAXES

DJO is the taxpayer in the U.S., while our foreign subsidiaries are subjected to income tax in the applicable local jurisdictions.  Although DJOFL is not a U.S. taxpayer, pursuant to the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the tax expense of DJO has been pushed down to the stand alone financial statements of DJOFL.

The components of losses from continuing operations before income taxes for the applicable periods consist of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
U.S. operations	$(152,600)	$(123,228)	$(49,380)	$(56,905)
Foreign operations	6,792	(1,282)	(933)	(551)
	$(145,808)	$(124,510)	$(50,313)	$(57,456)

The income tax benefit for the applicable periods consists of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Current income taxes:
U.S. Federal and State	$(6,103)	$1,321	$27	$489
Foreign	3,303	3,397	59	1,343
Deferred income taxes:
U.S. Federal and State	(45,195)	(43,944)	(8,474)	(12,325)
Foreign	(1,076)	(3,277)	(368)	(959)
	$(49,071)	$(42,503)	$(8,756)	$(11,452)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to net loss and the income tax benefit recognized in the consolidated financial statements is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006
Benefit derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$(51,033)	$(43,579)	$(17,609)	$(20,110)
Add (deduct) the effect of:
State tax benefit, net	(2,369)	(3,211)	(816)	(1,343)
Nondeductible IPR&D	—	1,050	8,820	1,364
Nondeductible transaction costs	—	—	1,426	4,750
SFAS 123(R), related to incentive stock options	106	—	—	2,561
Change in German tax laws	—	(1,458)	—	—
Permanent differences and other, net	4,225	4,695	(577)	1,326
	$(49,071)	$(42,503)	$(8,756)	$(11,452)

The components of deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$118,237	$112,678
Inventory reserve	7,648	5,671
Receivables reserve	17,449	15,344
Accrued compensation	1,724	1,672
Accrued expenses	9,025	3,050
Interest rate Swap	5,189	1,530
Transfer pricing	2,823	2,373
Other	8,922	63
Gross deferred tax assets	171,017	142,381
Valuation allowance	(7,129)	(16,489)
Net deferred tax assets	163,888	125,892

Deferred tax liabilities:
Property and equipment	(3,661)	(5,428)
Intangible assets	(437,938)	(454,280)
Foreign currency translation	(2,222)	(7,648)
Repatriation	(12,504)	(13,755)
Other	(3,027)	(2,441)
	(459,352)	(483,552)
Net deferred tax liabilities	$(295,464)	$(357,660)

As a result of the DJO Merger and the Prior Transaction, we recorded significant acquired intangible assets for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting.  Taxable temporary differences will reverse within the carryforward period for the existing deferred tax assets.

At December 31, 2008, we maintain approximately $441.9 million of net operating loss carryforwards in the U.S., which expire over a period of 1 to 20 years.  Our European net operating loss carryforwards of approximately $26.8 million generally are not subject to expiration dates, unless we trigger certain events.  Included in prepaid expenses and other current assets are $8.4 million and $1.9 million of income tax receivables as of December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, we recorded deferred tax assets of $171.0 million and $142.4 million and valuation allowances of $7.1 million and $16.5 million, respectively.   We have recorded a valuation allowance against European net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets.  The majority of the valuation allowance was recorded as an adjustment to goodwill as these loss carryforwards were acquired in connection with the Empi, Compex and the Prior Transaction (see Note 2).

As a result of the DJO Merger and the Prior Transaction, we no longer intend to permanently reinvest in our foreign operations.  In connection with the Prior Transaction, we recorded deferred tax liabilities of $5.3 million in purchase accounting and a deferred tax benefit of $0.7 million for the period November 4, 2006 through December 31, 2006.  In connection with the DJO Merger, deferred tax liabilities of $6.4 million were recorded in purchase accounting.  We recorded a deferred tax expense of $0.6 million and $0.9 million for the twelve months ended December 31, 2008 and 2007, respectively.

We and our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.  We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $5.9 million increase in liabilities for gross unrecognized tax benefits, which was accounted for as an increase to the balance of goodwill. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2007 and 2008 are as follows:

(in thousands)

Balance at January 1, 2007	$6,979
Additions based on tax positions related to the current year	458
Additions for tax positions of prior years	8,016
Additions due to acquisition of businesses	1,829
Reductions for tax positions of prior years	(1,059)
Balance at December 31, 2007	16,223
Additions based on tax positions related to the current year	1,054
Additions for tax positions of prior years	2,570
Reductions for tax positions of prior years	(93)
Reductions due to lapse of statue of limitations	(4,187)
Reductions for settlements of tax positions	(159)
Balance at December 31, 2008	$15,408

To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $2.2 million of federal tax benefit for related state income tax deductions would result.  Included in the balance at December 31, 2008, is $0.6 million of gross uncertain tax positions that we anticipate will decrease in the next twelve months related to our Compex acquisition.  In addition, we anticipate that $0.3 million of our currently remaining unrecognized tax positions, each of which are individually immaterial, may be recognized by December 31, 2009 as a result of a lapse of the statute of limitations.  Due to the adoption of SFAS 141R on January 1, 2009, all unrecognized tax benefits listed above will impact the effective tax rate upon recognition.  We believe that it is reasonably possible that an increase of $0.4 million in unrecognized tax benefits related to state exposures may be necessary within the next 12 months.  We recognize interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense.  During the Successor year ended December 31, 2008, we recognized an increase of $0.4 million in interest and penalties.  During the Successor year ended December 31, 2007, we recognized a reduction of $0.7 million in interest and penalties.  We accrued for $1.3 million and $0.9 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

13.                               RESTRUCTURING AND RELATED CHARGES

We have implemented several restructuring and reorganization programs, including workforce reductions and the exit and consolidation of facilities, related primarily to the integration of businesses we have acquired. At present, our restructuring efforts are primarily related to the integration of DJO Opco following the DJO Merger. As of December 31, 2008, these restructuring activities are ongoing and additional expenses are expected to be incurred in future periods.

At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete. The plan was approved and initiated after the consummation of the DJO Merger. In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California. Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also announced the future termination of certain employees related to the move of certain activities of our Bone Growth Stimulation (“BGS”) product line operations from Vista, California to St. Paul, Minnesota. Internationally, we closed a facility in Germany and anticipate facility closures in certain other locations in an effort to integrate and realize cost synergies in our international operations. As of December 31, 2008, approximately $1.6 million was accrued related to severance and facility exit costs that has not yet been paid. Additionally, approximately $0.2 million has been accrued as of December 31, 2008 related to the purchase of rights to distributor territories in connection with the DJO Merger. We also assumed $1.9 million of severance due to a former executive officer of a business acquired by DJO prior to the DJO Merger, which was paid in the first quarter of 2008.

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

A summary of the activity relating to the restructuring for the Successor twelve month periods ended December 31, 2008 and 2007 and for the period from November 4, through December 31, 2006, and for the Predecessor period from January 1, 2006 through November 3, 2006 is as follows (in thousands):

	Lease Termination Costs	Severance	Purchase of Rights to Distributor Territories	Total
Predecessor
Balance at January 1, 2006	$—	$—	$—	$—
Expensed during period	—	751	—	751
Compex acquisition costs	391	457	—	848
Payments made during period	—	(124)	—	(124)
Balance at November 3, 2006	391	1,084	—	1,475
Successor
Expensed during period	(45)	430	—	385
Adjustments to goodwill	—	—	—	—
Payments made during period	—	(125)	—	(125)
Balance at December 31, 2006	346	1,389	—	1,735
Expensed during period	—	1,953	—	1,953
Adjustments to goodwill	1,331	5,131	2,127	8,589
Payments made during period	(385)	(2,325)	—	(2,710)
Adjustments to reserve	24	(53)	—	(29)
Foreign currency translation	33	(8)	—	25
Balance at December 31, 2007	1,349	6,087	2,127	9,563
Expensed during period	—	3,998	—	3,998
Adjustments to goodwill	625	(769)	(458)	(602)
Payments made during period	(739)	(8,543)	(1,366)	(10,648)
Adjustments to reserve	(312)	(35)	(123)	(470)
Foreign currency translation	(45)	(54)	—	(99)
Balance at December 31, 2008	$878	$684	$180	$1,742

14.                               COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2008, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $120.1 million in the ordinary course of business. This amount includes a commitment of $7.0 million for annual monitoring fees to be paid to Blackstone Management Partners V L.L.C. (“BMP”) through 2019.

The following table summarizes our contractual obligations as of December 31, 2008 associated with fixed commitments for purchase and service obligations for the next five years and thereafter (in thousands):

Years Ending December 31,
2009	$37,666
2010	15,751
2011	10,715
2012	7,000
2013	7,000
Thereafter	42,000
Total	120,132

Operating Leases.  We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates.  We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term in accordance with FASB Statement No. 13, “Accounting for Leases (as amended)”.  The aggregate minimum rental commitments under non-cancelable leases for the periods shown at December 31, 2008, are as follows (in thousands):

Years Ending December 31
2009	$11,235
2010	9,389
2011	7,538
2012	6,340
2013	6,065
Thereafter	22,334
62,901

Rental expense under operating leases totaled approximately $12.4 million, $4.3 million and $0.6 million for the Successor years ended December 31, 2008 and 2007 and for the period November 4, 2006 through December 31, 2006, respectively.  Rent expense was approximately $2.6 million for the Predecessor period January 1, 2006 through November 3, 2006.  Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Capital Leases.  Leased equipment under capital leases, included in property and equipment in the accompanying consolidated financial statements are as follows (in thousands):

	December 31, 2008	December 31, 2007
Equipment	$505	$550
Furniture and fixtures	51	266
Less — accumulated amortization	(244)	(222)
	$312	$594

Litigation

In December 2006, we recorded approximately $1.1 million as a contingent liability with an offsetting adjustment to goodwill relating to litigation against Compex Technologies, Inc. (“Compex”) regarding a dispute over custom duties and VAT on imported goods as part of the purchase accounting of Compex. In February 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. In June 2008, the Appeal Court of Paris announced a preliminary judgment in our favor. In August 2008, we received written notice that the French custom would not appeal the ruling. As such, we reversed our contingent liability previously accrued for and recorded it as a reduction to expense within the condensed consolidated statements of operations in the third quarter of 2008.

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

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are defendants in approximately 30 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation Segment. We intend to discontinue our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Both manufacturers have indicated they would accept our tender of defense and indemnity, subject to certain reservation of rights, and the product liability carrier of those two manufacturers is providing us a defense in these cases.  Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing the Company with defense until the time that the manufacturers’ carrier took up the Company’s defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in the early stages of discovery.

We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of December 31, 2008 and 2007, we have accrued approximately $1.8 million and $1.9 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that we have exceeded the coverage limits on certain historical product liability claims involving our Surgical Implant Segment.

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

We are an authorized Medicare supplier and provide a variety of our products directly to Medicare beneficiaries and seek reimbursement from the applicable Medicare Administrative Contractor.  CIGNA Governmental Services (“CIGNA”) is that contractor in the western region of the United States.  As a Medicare supplier, we are subject to periodic audits of our operations, and in November 2008 we were advised that as a result of such an audit, CIGNA was asserting that we have been overpaid in the amount of approximately $6 million from January 1, 2006 to April 9, 2007.  This figure represents Medicare reimbursements for claims we submitted on Medicare beneficiaries for our bone growth stimulator product during that period of time.  The reason asserted by CIGNA that Medicare was not obligated to provide reimbursement on these claims is that we failed to maintain a California Home Medical Device Retail Exemptee License during such 15 month period.  We believe that this licensing program does not apply to our business and have appealed the assessment of the overpayment.  During the pendency of the appeal, we are not required to pay the assessed $6 million overpayment, but interest at the rate of 11.375% per annum will run on the amount, if any, eventually determined to be due. The $6.0 million is accrued in our consolidated balance sheet as of December 31, 2008.

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

On December 13, 2006, DJO, BCP Holdings, Blackstone and certain of its affiliates entered into a stockholders agreement with Sidney Braginsky, one of DJO’s directors. The terms and conditions of the stockholders agreement with Mr. Braginsky are the same, in all material respects, as the management stockholders agreement described above.  As new directors join the Board and receive stock options, they are required to enter into a similar agreement.

Transaction and Monitoring Fee Agreement

Under the Transaction and Monitoring Fee Agreement, we paid Blackstone Management Partners V L.L.C. (“BMP”), at the closing of the DJO Merger, a $15.0 million transaction fee and $0.6 million for related expenses.  Also, pursuant to this agreement, at the closing of the DJO Merger, we paid Blackstone Advisory Services, L.P., an affiliate of BMP, a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

In connection with the DJO Merger, BMP has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. Prior to the DJO Merger, the annual BMP monitoring fee was equal to $3.0 million. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For the Successor years ended December 31, 2008 and 2007, we expensed $7.0 million and $3.0 million, respectively, related to the annual monitoring fee. This is recorded as a component of selling, general and administrative expense in the audited consolidated statements of operations.

16.                               DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. As of December 31, 2008, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent based on the fair market value of the $16.1 million.  For the Successor year ended December 31, 2008, we recognized a loss in the statement of operations on Mexico Peso forward contracts of approximately $4.2 million.  For the Successor year ended December 31, 2007, we recognized a gain in the statement of operations on Mexico Peso forward contracts of approximately $0.1 million.

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of our business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. In February 2007, we swapped variable rates for fixed rates on $175.0 million of the borrowings under the then existing revolving credit facility. We had two agreements in place for a notional amount of $100.0 million and $75.0 million, expiring in 2010 and 2012, respectively. Under these agreements, we paid a fixed rate of 5.17% and received a variable rate equal to the then current three month LIBOR rate. On November 19, 2007, in anticipation of the DJO Merger and incurrence of new indebtedness, we terminated these swaps and recognized $4.8 million of related interest expense. On November 20, 2007, we entered into a new interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in 2009 (the notional amount was $470.0 million as of December 31, 2008).

The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of December 31, 2008 and 2007 was a loss of approximately $13.3 million and $3.9 million, respectively, and is recorded in other non-current liabilities. For these derivatives, we report the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.  Derivative net gains (losses) on our interest rate swap agreement of ($3.4) million and $0.7 million, on a pre-tax basis, were included in interest expense for the Successor years ended December 31, 2007 and 2008, respectively.

In accordance with SFAS No. 157, “Fair Value Measurement”, we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2008, the fair value of our interest rate swap agreement was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy. The fair value of our Mexican Peso forward contracts was determined based on market rates to settle the instruments. These values represent the estimated amounts we would receive or pay to terminate the contracts, taking into consideration current market rates.

17.                               UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following represents the unaudited quarterly consolidated financial data for the periods presented (in thousands):

	Successor
	For the three months ended
	Mar 29, 2008	Jun 28, 2008	Sep 27, 2008	Dec 31, 2008
Net sales	$239,728	$249,801	$243,637	$247,028
Gross Profit	144,644	157,970	150,669	152,831
Operating income (loss)	8,240	15,063	19,352	(7,829)
Net loss	(24,162)	(20,798)	(14,429)	(38,397)

	Successor
	For the three months ended
	Mar 31, 2007	Jun 30, 2007	Sep 29, 2007	Dec 31, 2007
Net sales	$106,707	$106,253	$108,431	$170,743
Gross Profit	61,425	62,392	66,149	96,304
Operating income (loss)	310	333	2,800	(42,879)
Net loss	(11,087)	(8,077)	(5,939)	(57,319)

18.                               EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees.  We pay all general and administrative expenses of the plans and may make contributions to the plans.  Based on 50% of the first 6% of employee contributions, we made matching contributions of $3.3 million, $1.6 million and $0.2 million to the plan for the Successor years ended December 31, 2008 and 2007 and the period from November 4, 2006 through December 31, 2006, respectively.  We also made a contribution of approximately $1.2 million to the plan in existence for both the Predecessor period January 1, 2006 through November 3, 2006.  The plans provide for discretionary contributions by us as approved by the Board of Directors.  There have been no such discretionary contributions through December 31, 2008.  In addition, we made pension contributions of approximately $0.6 million related to our international pension plans.

19.                               SUBSEQUENT EVENTS

In February 2009, we acquired Donjoy Orthopaedics Pty., Ltd., an unaffiliated Australian distributor of our products, as part of our strategy to expand our international sales for approximately $3.0 million.  We are still evaluating allocation of the purchase price.

In February 2009, we entered into two interest rate swap agreements.  One agreement is for a notional amount of $550.0 million with a term of February 2009 through December 2009.  The second agreement is for a notional amount of $750.0 million with a term of January 2010 through December 2010.  Under these agreements we have LIBOR fixed rates of 1.04% and 1.88%, respectively.

20.                               SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 20, 2007, in connection with the DJO Merger, DJOFL and its direct wholly-owned subsidiary, Finco, issued $575.0 million aggregate principal amount of the 10.875% Notes.  Finco has only nominal assets and does not conduct any operations.  The 10.875% Indenture generally prohibits Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity.  The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by all of the DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the “Guarantors”).  Our foreign subsidiaries (the “Non-Guarantors”), do not guarantee the 10.875% notes.  The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

On November 3, 2006, in connection with the Prior Transaction, DJOFL and its direct wholly-owned subsidiary, Finco, issued $200.0 million aggregate principal amount of the 11.75% Notes.  Finco was formed solely to act as a co-issuer of the 11.75% Notes, has only nominal assets and does not conduct any operations.  The 11.75% Indentured generally prohibit Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity.  The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by all of the Guarantors.  The Non-Guarantors, do not guarantee the 11.75% Notes.  The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and Eliminations as of the years ended December 31, 2008 and 2007.   In addition, the following tables present the results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations of the Successor years ended December 31, 2008 and 2007 and the period from November 4, 2006 through December 31, 2006 and the Predecessor period from January 1, 2006 through November 3, 2006.  The Guarantors in the tables relating to the Predecessor period include EMIHC, a previously wholly owned direct subsidiary of DJOFL which was liquidated on December 31, 2006.  Encore medical, Inc. (“EMIHC’) was the borrower under the credit facility in place to the Old Senior Secured Credit Facility which was fully repaid in connection with the Prior Transaction and the issuer of the 9.75% Notes, which was repurchased pursuant to a tender offer in connection with the Prior Transaction.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,373	$16,110	$—	$30,483
Accounts receivable, net	—	130,151	34,467	—	164,618
Inventories, net	—	86,533	21,183	(4,550)	103,166
Deferred tax assets, net	—	34,756	—	(717)	34,039
Prepaid expenses and other current assets	303	13,516	1,388	1,716	16,923
Total current assets	303	279,329	73,148	(3,551)	349,229
Property and equipment, net	—	75,875	12,316	(1,929)	86,262
Goodwill	—	1,120,690	70,876	—	1,191,566
Intangible assets, net	—	1,228,872	31,600	—	1,260,472
Investment in subsidiaries	1,119,504	1,119,058	52,461	(2,291,023)	—
Intercompany receivable	1,295,225	—	—	(1,295,225)	—
Other non-current assets	49,951	2,173	477	—	52,601
Total assets	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$—	$33,566	$9,100	$86	$42,752
Long-term debt and capital leases, current portion	10,650	187	712	—	11,549
Other current liabilities	24,213	69,249	22,243	(338)	115,367
Total current liabilities	34,863	103,002	32,055	(252)	169,668
Long-term debt and capital leases, net of current portion	1,831,754	100	190	—	1,832,044
Deferred tax liabilities, net	—	318,826	9,195	1,482	329,503
Intercompany payable, net	—	1,209,321	85,904	(1,295,225)	—
Other non-current liabilities	—	8,716	90	—	8,806
Total liabilities	1,866,617	1,639,965	127,434	(1,293,995)	2,340,021
Minority interests	—	—	1,743	—	1,743
Membership equity	598,366	2,186,032	111,701	(2,297,733)	598,366
Total liabilities, minority interests and membership equity	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130

DJO Finance LLC ,

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$519	$44,694	$18,258	$—	$63,471
Accounts receivable, net	—	120,949	33,818	—	154,767
Inventories, net	—	94,908	22,868	(6,872)	110,904
Deferred tax assets, net	—	29,145	—	(146)	28,999
Prepaid expenses and other current assets	9	13,669	3,641	—	17,319
Total current assets	528	303,365	78,585	(7,018)	375,460
Property and equipment, net	—	70,413	12,949	(1,717)	81,645
Goodwill	—	1,132,388	68,894	—	1,201,282
Intangible assets, net	—	1,324,191	36,170	—	1,360,361
Investment in subsidiaries	1,140,111	184,420	53,114	(1,377,645)	—
Intercompany receivable	1,344,358	—	—	(1,344,358)	—
Other non-current assets	61,587	4,220	1,717	—	67,524
Total assets	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272
Liabilities, Minority Interests and Membership Equity
Current liabilities:
Accounts payable	$54	$34,722	$8,800	$—	$43,576
Long-term debt and capital leases, current portion	10,116	66,985	26,666	—	103,767
Other current liabilities	10,650	752	2,807	—	14,209
Total current liabilities	20,820	102,459	38,273	—	161,552
Long-term debt and capital leases, net of current portion	1,816,864	287	1,447	—	1,818,598
Deferred tax liabilities, net	—	376,778	9,881	—	386,659
Intercompany payable, net	—	1,255,008	89,350	(1,344,358)	—
Other non-current liabilities	3,912	9,348	—	—	13,260
Total liabilities	1,841,596	1,743,880	138,951	(1,344,358)	2,380,069
Minority interests	—	—	1,215	—	1,215
Membership equity	704,988	1,275,117	111,263	(1,386,380)	704,988
Total liabilities, minority interests and membership equity	$2,546,584	$3,018,997	$251,429	$(2,730,738)	$3,086,272

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Successor Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$821,685	$255,414	$(96,905)	$980,194
Cost of sales	—	322,669	151,650	(100,239)	374,080
Gross profit	—	499,016	103,764	3,334	606,114
Operating expenses:
Selling, general and administrative	—	359,801	85,601	(6)	445,396
Research and development	—	23,965	2,973	—	26,938
Amortization and impairment of acquired intangibles	—	96,894	2,060	—	98,954
Operating income	—	18,356	13,130	3,340	34,826
Other income (expense):
Interest income	45,032	4,230	808	(48,408)	1,662
Interest expense	(172,286)	(45,193)	(4,091)	48,408	(173,162)
Other income (expense), net	29,468	(6,324)	(2,810)	(29,468)	(9,134)
Income (loss) from continuing operations before income taxes and minority interests	(97,786)	(28,931)	7,037	(26,128)	(145,808)
Provision (benefit) for income taxes	—	(51,533)	2,462	—	(49,071)
Minority interests	—	—	1,049	—	1,049
Net income (loss)	$(97,786)	$22,602	$3,526	$(26,128)	$(97,786)

DJO Finance LLC

Condensed Consolidating Statement of Operations

For the Successor Year Ended December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$396,302	$113,057	$(17,225)	$492,134
Cost of sales	—	165,789	57,073	(16,998)	205,864
Gross profit	—	230,513	55,984	(227)	286,270
Operating expenses:
Selling, general and administrative	2,942	220,969	47,304	(52)	271,163
Research and development	—	16,998	4,049	—	21,047
Amortization of acquired intangibles	—	30,803	2,693	—	33,496
Operating income (loss)	(2,942)	(38,257)	1,938	(175)	(39,436)
Other income (expense):
Interest income	21,590	5,101	344	(25,903)	1,132
Interest expense	(72,085)	(22,216)	(4,011)	25,903	(72,409)
Other income (expense), net	(14,446)	(22,876)	496	37,568	742
Loss on early extinguishment of debt	(14,539)	—	—	—	(14,539)
Income (loss) from continuing operations before income taxes and minority interests	(82,422)	(78,248)	(1,233)	37,393	(124,510)
Benefit for income taxes	—	(42,262)	(241)	—	(42,503)
Minority interests	—	—	415		415
Loss from continuing operations	(82,422)	(35,986)	(1,407)	37,393	(82,422)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—
Net loss	$(82,422)	$(35,986)	$(1,407)	$37,393	$(82,422)

DJO Finance LLC

Condensed Consolidating Statement of Operations

For the Successor Period November 4, 2006 through December 31, 2006

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$43,556	$14,626	$(280)	$57,902
Cost of sales	—	18,959	8,113	(285)	26,787
Gross profit	—	24,597	6,513	5	31,115
Operating expenses:
Selling, general and administrative	1,088	33,707	6,304	—	41,099
Research and development	—	27,377	751	—	28,128
Amortization of acquired intangibles	—	3,608	427	—	4,035
Operating income (loss)	(1,088)	(40,095)	(969)	5	(42,147)
Other income (expense):
Interest income	2,517	751	43	(2,999)	312
Interest expense	(8,560)	(2,776)	(274)	2,999	(8,611)
Other income (expense), net	(34,503)	87	46	34,503	133
Loss from continuing operations before income taxes and minority interests	(41,634)	(42,033)	(1,154)	34,508	(50,313)
Benefit for income taxes	—	(8,513)	(243)	—	(8,756)
Minority interests	—	—	39	—	39
Loss from continuing operations	(41,634)	(33,520)	(950)	34,508	(41,596)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(38)	—	—	(38)
Net loss	$(41,634)	$(33,558)	$(950)	$34,508	$(41,634)

DJO Finance LLC

Condensed Consolidating Statement of Operations

For the Predecessor Period January 1, 2006 through November 3, 2006

(in thousands)

	DJO	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$256,744	$49,579	$(1,940)	$304,383
Cost of sales	—	107,259	21,984	(1,963)	127,280
Gross profit	—	149,485	27,595	23	177,103
Operating expenses:
Selling, general and administrative	—	157,191	21,973	—	179,164
Research and development	—	11,482	3,290	—	14,772
Amortization of acquired intangibles	—	4,150	1,815	—	5,965
Operating income (loss)	—	(23,338)	517	23	(22,798)
Other income (expense):
Interest income	—	14,741	113	(14,327)	527
Interest expense	—	(40,077)	(258)	14,327	(26,008)
Other income (expense), net	(46,776)	(24,293)	(926)	71,972	(23)
Loss on early extinguishment of debt	—	(9,154)	—	—	(9,154)
Loss from continuing operations before income taxes and minority interests	(46,776)	(82,121)	(554)	71,995	(57,456)
Provision (benefit) for income taxes	—	(12,263)	752	59	(11,452)
Minority interests	—	—	158	—	158
Loss from continuing operations	(46,776)	(69,858)	(1,464)	71,936	(46,162)
Discontinued operations:
Income from discontinued operations, net of tax	—	(614)	—	—	(614)
Net loss	$(46,776)	$(70,472)	$(1,464)	$71,936	$(46,776)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Successor Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(97,786)	$23,418	$3,526	$(26,944)	$(97,786)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	20,113	4,189	(705)	23,597
Amortization and impairment of intangibles	—	96,894	2,060	—	98,954
Amortization of debt issuance costs	13,177	—	—	—	13,177
Stock-based compensation	—	1,381	—	—	1,381
Loss on disposal of assets	—	2,610	602	(143)	3,069
Deferred income taxes	—	(41,927)	(230)	—	(42,157)
Non-cash income from subsidiaries	(29,468)	11,980	—	17,488	—
Provision for doubtful accounts and sales returns	—	25,421	856	—	26,277
Inventory reserves	—	7,922	715	—	8,637
Minority interests	—	—	1,049	—	1,049
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(34,543)	(2,521)	—	(37,064)
Inventories	—	972	136	(2,717)	(1,609)
Prepaid expenses, other assets and liabilities	(293)	(2,760)	3,125	(4)	68
Accounts payable and accrued expenses	770	(9,188)	(1,325)	89	(9,654)
Net cash provided by (used in) operating activities	(113,600)	102,293	12,182	(12,936)	(12,061)
INVESTING ACTIVITIES:
Acquisition of businesses and intangibles, net of cash acquired	—	(3,234)	(1,861)	—	(5,095)
Proceeds from sale of assets held for sale	—	2	12	—	14
Purchases of property and equipment	—	(22,412)	(4,502)	1,009	(25,905)
Other	—	1,696	(306)	—	1,390
Net cash used in investing activities	—	(23,948)	(6,657)	1,009	(29,596)
FINANCING ACTIVITIES:
Intercompany	99,731	(107,914)	(3,744)	11,927	—
Payments on long-term debt and revolving line of credit	(29,650)	(752)	(6,892)	—	(37,294)
Proceeds from long- debt and revolving line of credit	43,000	—	3,540	—	46,540
Dividend paid to minority interests of subsidiary	—	—	(381)	—	(381)
Net cash provided by financing activities	113,081	(108,666)	(7,477)	11,927	8,865
Effect of exchange rate changes on cash and cash equivalents	—	—	(196)	—	(196)
Net increase (decrease) in cash and cash equivalents	(519)	(30,321)	(2,148)	—	(32,988)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of period	$—	$14,373	$16,110	$—	$30,483

DJO Finance LLC

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

DJO Finance LLC

Condensed Consolidating Statement of Cash Flows

For the Successor Period November 4, 2006 through December 31, 2006

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(41,634)	$(33,558)	$(950)	$34,508	$(41,634)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	1,721	627	21	2,369
Amortization of intangibles	—	3,608	427	—	4,035
Amortization of debt issuance costs	654	—	—	—	654
Stock-based compensation	—	105	—	—	105
Asset impairment	—	1,282	134	(188)	1,228
Deferred income taxes	—	(8,427)	(415)	—	(8,842)
Non-cash income from subsidiaries	34,503	(259)	—	(34,244)	—
Provision for doubtful accounts and sales returns	—	492	21	—	513
Inventory reserves	—	944	13	—	957
Minority	—	—	39	—	39
In process research and development	—	25,200	—	—	25,200
Net effect of discontinued operations	—	457	—	—	457
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	6,043	18	—	6,061
Inventories	—	1,346	1,726	(161)	2,911
Prepaid expenses, other assets and liabilities	(21)	2,340	323	—	2,642
Accounts payable and accrued expenses	1,631	(12,691)	(1,464)	—	(12,524)
Net cash provided by (used in) operating activities	(4,867)	(11,397)	499	(64)	(15,829)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(13,008)	—	(13,008)
Acquisition of ReAble (Prior Transaction)	—	(522,072)	—	—	(522,072)
Purchases of property and equipment	—	(1,046)	(349)	64	(1,331)
Net cash used in investing activities	—	(523,118)	(13,357)	64	(536,411)
FINANCING ACTIVITIES:
Investment by Blackstone	—	357,000	—	—	357,000
Intercompany	(523,428)	508,702	14,726	—	—
Proceeds from long-term obligations	550,000	—	370	—	550,370
Payments on long-term obligations	(875)	(335,238)	—	—	(336,113)
Payment of debt issuance costs	(20,818)	—	—	—	(20,818)
Net cash provided by financing activities	4,879	530,464	15,096	—	550,439
Effect of exchange rate changes on cash and cash equivalents	—	824	(550)	—	274
Net increase (decrease) in cash and cash equivalents	12	(3,227)	1,688	—	(1,527)
Cash and cash equivalents at beginning of period	—	25,101	7,329	—	32,430
Cash and cash equivalents at end of period	$12	$21,874	$9,017	$—	$30,903

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

None.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2008, to accomplish their objectives at the reasonable assurance level.

In addition, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers of our parent, DJO.  The executive officers of DJO are also the executive officers of DJOFL.

Name	Age	Position
Leslie H. Cross	58	President, Chief Executive Officer and Director
Vickie L. Capps	47	Executive Vice President, Chief Financial Officer and Treasurer
Luke T. Faulstick	45	Executive Vice President and Chief Operating Officer
Donald M. Roberts	60	Executive Vice President, General Counsel and Secretary
Thomas A. Capizzi	50	Executive Vice President, Global Human Resources
Chinh E. Chu	42	Chairman of the Board
Julia Kahr	30	Director
Sidney Braginsky	71	Director
Bruce McEvoy	31	Director
Phillip J. Hildebrand	56	Director
Lesley Howe	64	Director
Paul LaViolette	51	Director

Leslie H. Cross—President, Chief Executive Officer and Director.  Mr. Cross was appointed Chief Executive Officer of DJO and DJOFL as of the effective date of the DJO Merger and was appointed President in May 2008. Prior to the DJO Merger, Mr. Cross was the Chief Executive Officer and President and a member of the board of directors of DJO Opco since August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., from June 1999 until November 2001, and has served as President of DJO, LLC, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc., since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in medical technology from Sydney Technical College in Sydney, Australia and studied business at the University of Cape Town in Cape Town, South Africa.

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

Luke T. Faulstick—Executive Vice President and Chief Operating Officer.  Mr. Faulstick was appointed President, Global Operations as of the effective date of the DJO Merger and his title was changed to Executive Vice President and Chief Operating Officer in May 2008.  Previously, Mr. Faulstick served as Chief Operating Officer of DJO Opco from March 2006 to November 2007, Senior Vice President of Operations from August 2003 to March 2006 and Vice President of Operations from August 2001 to August 2003.  From 1998 to June 2001, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business that supplied products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development.  He currently serves on the board of directors of Power Partners, Inc., a privately held power transmission manufacturer. Mr. Faulstick received a B.S. in engineering from Michigan State University and an M.S. in engineering from Rochester Institute of Technology.

Donald M. Roberts—Executive Vice President, General Counsel and Secretary.  Mr. Roberts was appointed Executive Vice President, General Counsel and Secretary of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of DJO Opco since December 2002. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles—based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

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

Chinh E. Chu—Chairman of the Board.  Mr. Chu became one of DJO’s directors and one of our managers immediately after the completion of the Prior Transaction and became Chairman of the Board in January 2009. Mr. Chu is a senior managing director of The Blackstone Group. Since joining Blackstone in 1990, Mr. Chu has led the execution of Blackstone’s investments in Healthmarkets, Inc., SunGuard Data Systems Inc., Nalco, Celanese, Nycomed and LIFFE. He has also been involved in the execution of Blackstone’s investments in Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu currently serves on the boards of directors of Catalent, Celanese Corporation, Financial Guaranty Insurance Company, Graham Packaging, SunGard Data Systems Inc. and Healthmarkets, Inc.

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

Sidney Braginsky—Director.  Mr. Braginsky became one of DJO’s directors on December 14, 2006. Mr. Braginsky has been President, Chief Executive Officer and Chairman of the Board of Atropos Technology, LLC since July 2000. Mr. Braginsky also serves as chairman and managing Director of Double D (Devices and Diagnostics) a Venture Capital Fund and is Chairman and CEO of Digilab LLC, a molecular spectroscopy division acquired by Atropos in 2001. Double D and Digilab LLC are both affiliated with Atropos Technology, LLC. Before joining Atropos, Mr. Braginsky served as President of Olympus America, Inc. where he built a large business focused on optical products. Prior to Olympus America, Mr. Braginsky served as President and Chief Operating Officer of Mediscience Technology Corp., a designer and developer of diagnostic medical devices for cancer detection.  Mr. Braginsky currently serves on the board of directors and audit committees of Noven Pharmaceuticals, Inc., Diomed Holdings, Inc., Electro—Optical Sciences, Inc. and Geneva Acquisition Corp.

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

Phillip J. Hildebrand — Director.  Mr. Hildebrand became one of DJO’s directors in December 2008.  Mr. Hildebrand serves as President, Chief Executive Officer and a director of HealthMarkets, Inc., a company in which affiliates of The Blackstone Group own a 55.6% equity interest.  An affiliate of The Blackstone Group owns substantially all of the capital stock of DJO Incorporated. Mr. Hildebrand is also Chairman, President and Chief Executive Officer of The MEGA Life and Health Insurance Company, Mid—West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company and Fidelity First Insurance Company.  Before joining HealthMarkets, Mr. Hildebrand spent 33 years at the New York Life Insurance Company, retiring in 2008 as Vice Chairman.

Lesley Howe – Director.  Mr. Howe became one of DJO’s directors in January 2009.  Mr. Howe has over 40 years of financial accounting and management experience.  He was with KPMG for 30 years until his retirement as Area Managing Partner/Managing Partner of that firm’s Los Angeles office.  From 2001 until its sale in 2007, Mr. Howe served as CEO of Consumer Networks LLC, a privately owned San Diego based internet marketing firm.  Mr. Howe served on the Board of Directors of DJO Opco from October 2002 to the date of the DJO Merger.  Mr. Howe currently serves on the boards of directors of NuVasive, Inc.,Volcano Corporation, P.F. Chang’s China Bistro Inc. and Jamba Inc.

Paul LaViolette – Director.  Mr. LaViolette became one of DJO’s directors in January 2009.  Mr. LaViolette is a Venture Partner with SV Life Sciences, a capital advisor and manger in the human life sciences sector.  Mr. LaViolette served as Chief Operating Officer of Boston Scientific Corporation, a worldwide leader in less invasive medical devices, from 2004 until the end of 2008.  Prior to 2004, Mr. LaViolette held marketing and general management positions at CR Bard, and various marketing roles at The Kendall Company, at that time a subsidiary of Colgate Palmolive.  He currently serves on the boards of directors of TranS1, Inc. (public), DirectFlow Medical, Inc. (private) and Conceptus Incorporated (private).  He previously served on the board of directors and on the Executive Committee of the Advanced Medical Technology Association (ADVAMED), the world’s largest medical technology association as well as on the boards of directors of Urologix, Inc. (public) and Percutaneous Valve Technologies, Inc. (private).

CORPORATE GOVERNANCE MATTERS

Code of Ethics. Our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers are available, free of charge, on the Company’s website at www.DJOglobal.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report.  We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the SEC rules on our website within the required time period.  We will also provide copies of these documents, free of charge, to any securityholder upon written request to:  Director, Investor Relations, DJO Incorporated, 1430 Decision Street, Vista, California 92081-8553.

Audit Committee.  Until January 2009, our Audit Committee consisted of three appointed Directors, Mr. Sidney Braginsky (Chairman), Ms. Kahr and Mr. McEvoy.  In January 2009, Mr. Howe was appointed to the Audit Committee and as Chairman of that Committee.  As a privately held company, our Audit Committee is not required to be composed of only independent directors.  We believe that Messrs. Howe and Braginsky each meet the definition of an independent director under the Rules of the New York Stock Exchange.  Our Board of Directors has determined that Mr. Howe is an “audit committee financial expert” as defined in SEC Regulation S-K Item 407 (d)(5). Our Board of Directors also believes that the other members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee.  The Compensation Committee of the DJO Board consists of three appointed Directors,  Mr. Chu, Ms. Kahr, and Mr. McEvoy.  Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the objectives of our executive Compensation Program and the material elements of compensation for our executive officers identified under Item 11. “Executive Compensation — Summary Compensation Table” (the “Named Executive Officers” or “NEOs”), along with the role the Compensation Committee of the DJO Board of Directors (the “Compensation Committee”) in reviewing and making decisions regarding our executive compensation program.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews, approves, recommends and administers our annual incentive compensation and stock option plans for employees and other compensation plans; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, consultation with various executive compensation consultants, and analysis of compensation practices in industries where we compete for experienced senior management.  The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met five times during 2008.  Three of the five meetings were not separate from the DJO Board and the other two meetings included only Compensation Committee members.  The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented senior management who can contribute to our growth and success and thereby build long-term value for our stockholders. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with current market practice and focused on driving superior and enduring performance, we believe we can align the interests of our executive officers with the interests of stockholders and reward our executive officers for successfully improving stockholder returns. Our compensation program has the following objectives:

•	attract and retain talented senior management to ensure our future success;
•	encourage a pay-for-performance mentality by directly relating variable compensation elements to the achievement of financial and strategic objectives;
•

promote a direct relationship between executive compensation and the interests of our stockholders, with long-term incentive compensation that links a significant portion of executive compensation to our sustained performance through stock option and restricted stock awards; and

•	structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•	Base salary;
•	Annual and quarterly cash incentive compensation (performance-based bonuses);
•	Equity-based awards;
•	Other benefits; and
•	Benefits upon termination of employment

Base Salary. Base salaries provide a fixed form of compensation designed to reward our executive officer’s core competence in his or her role.  The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries; the nature of the position; the contribution and experience of the officers; and the length of service.

Annual and Quarterly Cash Incentive Compensation.  Performance-based cash incentive compensation is provided to motivate our executive officers for each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company.

In November 2006, the Compensation Committee adopted a multi-year bonus plan (“the “Prior Bonus Plan”).  The Prior Bonus Plan contained most of the elements of the 2008 bonus plan described below.  Following the DJO Merger in 2007, the Compensation Committee replaced the Prior Bonus Plan with a new bonus plan which reflected the significant increase in size and changes in structure of the Company.  This new bonus plan was effective on January 1, 2008 (the “2008 Bonus Plan”).   The basic structure of the 2008 Bonus Plan was intended to remain in effect from year to year, although the targets would be separately established for each year.  In February 2009, the Compensation Committee approved modifications to the 2008 Bonus Plan applicable to the NEOs for the fiscal year 2009, as described in “2009 Changes to Bonus Plan” below.  The 2008 Bonus Plan in effect for 2008 consisted of two separate components as described below:

•                              Target Bonus.  For 2008, each NEO was eligible to earn a target bonus amount of up to 60% of the NEO’s base salary in effect during the year, calculated on a weighted average monthly basis using the base salary in effect on the first day of each month, based upon the achievement of free cash flow and Adjusted EBITDA (each as defined below) targets for each quarter and the full year.  Payment of the target bonus is contingent upon (1) the NEO’s fulfillment of individual performance goals, and (2) the NEO’s continued employment with us through the specified payment date for the bonus.  Subject to these contingencies the target bonus is earned and payable on a quarterly and annual basis, with 12.5% of the target bonus available to be earned each quarter based on Adjusted EBITDA and free cash flow results for the quarter and 50% available to be earned based on annual results.  For the quarterly and annual target bonus, partial achievement is available.  For each quarter and for the year, 40% of the target bonus is payable if at least 90% of the performance targets are met, with payout amounts prorated on a pre-determined scale between 90% and 100% of performance target achievement.

•                              Supplemental Bonus.  For 2008, each NEO was eligible to earn a supplemental bonus amount of up to an additional 60% of the NEO’s base salary in effect during the year, calculated on a weighted average monthly basis using the base salary in effect on the first day of each month, based upon the achievement of certain higher amounts of free cash flow and Adjusted EBITDA targets for such plan year. As with the target bonus, payment of the supplemental bonus is contingent upon the NEO’s fulfillment of individual performance goals, and the NEO’s continued employment with us through the specified payment date for the bonus.  The supplemental bonus is payable only on an annual basis, with the full 60% supplemental bonus payable if 110% or more of the performance targets are achieved and the NEO meets individual performance goals.  The supplemental bonus payout will be prorated on a pre-determined scale between zero and 60% of target bonus for achievement between 100% and 110% of annual performance targets.

For determining whether the performance targets are met, Adjusted EBITDA will be weighted at 70% and free cash flow at 30%. Free cash flow, for the purposes of the 2008 Bonus Plan, is calculated as Adjusted EBITDA, as defined below, less capital expenditures, and adjusted for changes in operating working capital.  Adjusted EBITDA, for the purposes of the Bonus Plan, is calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our Senior Secured Credit Facility, excluding forward cost savings as determined by the Board of Directors.  The Compensation Committee selected Adjusted EBITDA and free cash flow as the relevant company-wide performance criteria because the Compensation Committee believes that these criteria are consistent with the overall goals and long-term strategic direction that the DJO Board has set for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our company’s profitability and liquidity against other companies in our industry. Free cash flow is another non-GAAP measurement tool that our management uses to assess how well we are achieving our goal of reducing our outstanding debt over time, which also contributes to creation of value for our shareholders and creditors.   The particular targets for these performance metrics selected for purposes of the 2008 Bonus Plan were the same targets that apply to determine whether recipients of stock options vest in part of their stock options in 2008, as discussed further in the equity compensation discussion.  We have not disclosed the specific performance targets because the Compensation Committee believes such information constitutes confidential financial information, the disclosure of which would cause competitive harm to DJO.  As a result of the actual performance in 2008, approximately 70% of the target bonus was achieved and no portion of the supplemental bonus was achieved.

2009 Changes to Bonus Plan.  In February 2009, the Compensation Committee approved the bonus plan for 2009 (“2009 Bonus Plan”) for the executive officers of the Company based upon the structure of the 2008 Bonus Plan, with certain modifications to the financial metrics used for determining whether the performance bonus portion has been met.  As with the 2008 Bonus Plan, each executive officer will have the opportunity to earn up to 60% of such executive’s annual base salary as a target bonus, and 50% of the annual bonus can be earned based on certain quarterly financial results and the remaining 50% can be earned based on the overall 2009 financial results.  The portion of the bonus that can be earned in each of the fiscal quarters will be divided among the four quarters in proportion to the budgeted quarterly contribution of the particular quarter to the annual 2009 budgeted amount of each of the financial performance goals described below.  The 2009 Bonus Plan contains quarterly and annual Adjusted EBITDA goals that will determine whether 60% of the applicable bonus opportunity is earned; quarterly and annual operating free cash flow goals that will determine whether 20% of the applicable bonus opportunity is earned; and quarterly and annual revenue goals that will determine whether the remaining 20% of the applicable bonus opportunity is earned.  At the end of each quarter and the full year, the bonus opportunity will be determined based on whether the applicable financial targets have been met, and if one or more such targets have been met, the available portion of the target bonus will be paid if the individual executive officer has otherwise met individual performance goals.  The 2009 Bonus Plan provides for the payment of as little as 40% of the target bonus if the Company’s financial performance falls short of the applicable goal by less than 2.5% for revenue, 5% for operating free cash flow and 6.5% for Adjusted EBITDA.  Likewise, the 2009 Plan provides for the payment of an additional supplemental bonus of up to the amount of the target bonus if the Company’s financial performance exceeds the applicable goal by up to 2.5% of revenue, 5% of operating free cash flow and 6.5% of Adjusted EBITDA.  The effects of foreign currency translation are excluded from the financial calculations under the 2009 Bonus Plan, and if one or more quarterly bonuses have been paid but the Company’s annual adjusted EBITDA for 2009 falls below a minimum threshold, the executive officers will be required to repay all such quarterly bonuses that had previously been paid during 2009.  The Compensation Committee’s decision to include the level of revenues as a performance metric reflects the Committee’s view that it is important to the Company to provide additional focus on revenue growth in 2009.

Retention Bonus.  In connection with the DJO Merger, each of our executive officers entered into an agreement to receive a retention bonus, of which 50% was paid in January 2008 and 50% was paid in January 2009. The terms of the retention bonus agreement required each executive officer to repay the retention bonus received if his or her employment with us was terminated prior to January 1, 2009, the date through which the bonus was earned, other than by reason of death, disability, or a termination by us without cause.  Except for Peter Baird, the Company’s former President whose employment was terminated in May 2008, all the NEOs served until December 31, 2008 and received their full retention bonus.  Mr. Baird received certain severance benefits pursuant to a Separation Agreement and General Release, including the right to retain the retention bonus previously paid to him.

Equity Compensation.  In connection with the acquisition of ReAble by Blackstone in November 3, 2006, the Compensation Committee adopted the 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”).  The purpose of the 2006 Stock Incentive Plan was to promote the interests of us and our shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of ReAble common stock and to provide for additional compensation based on appreciation in ReAble common stock.  In connection with the DJO Merger, we terminated the 2006 Stock Incentive Plan and adopted the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Incentive Stock Plan”) which provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including the executive officers. Outstanding options to purchase DJO common stock originally issued under the 2006 Stock Incentive Plan are now governed by the terms of the 2007 Incentive Stock Plan.  In addition, DJO adopted a form of stock option agreement (the “DJO Form Option Agreement”) for awards under the 2007 Incentive Stock Plan.  Under the DJO Form Option Agreement, one-third of the stock options will vest over a specified period of time (typically five years) contingent solely upon the awardee’s continued employment with us.  Another one-third of the stock options will vest over a specified performance period (typically five years) from the grant date upon the achievement of pre-determined performance targets over time, consisting of Adjusted EBITDA and free cash flow as defined in the DJO Form Option Agreement, while the final one-third vests based upon achieving a higher level of such Adjusted EBITDA and free cash flow performance targets.  The DJO Form Option Agreement includes certain forfeiture provisions upon an awardee’s separation from service with us.  The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Incentive Stock Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant.  All option awards granted under the 2007 Incentive Stock Plan will have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Incentive Stock Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors.  The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Incentive Stock Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Incentive Stock Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. A total of 7,500,000 shares of DJO common stock are authorized for issuance under the 2007 Incentive Stock Plan.  Equity awards under the 2007 Incentive Stock Plan may be in the form of options or other stock-based awards.  Options can be either incentive stock options or non-qualified stock options.

In connection with the DJO Merger, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase an aggregate of 1,912,577 shares of DJO common stock granted under the 2007 Incentive Stock Plan on a tax-deferred basis (the “DJO Management Rollover Options”).  The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger.  All of the DJO Management Rollover Options were fully vested and the replacement options remained subject to the same terms as were applicable to the original options.

In February 2008, we granted options for a total of 1,860,055 shares (“Options”) under the 2007 Stock Incentive Plan to our executive officers who are NEOs, Mr. Cross, Ms. Capps, Mr. Roberts, Mr. Faulstick, Mr. Capizzi, as well as to Mr. Baird, our former President.  The Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. The Options vest in accordance with the following schedule: (a) one-third of the Option shares constitute, and may be purchased pursuant to the provisions of the Time-Based Tranche (defined below), (b) one-third of the Option shares constitute and may be purchased pursuant to the provisions of the Performance-Based Tranche (defined below), and (c) one-third of the Option shares constitute and may be purchased pursuant to the provisions of the Enhanced Performance-Based Tranche (defined below).  The Options became exercisable with respect to 25% of the Time-Based Tranche on December 31, 2008, and become exercisable with respect to 20% of the Time-Based Tranche on December 31, 2009, 18.33% of the Time-Based Tranche on December 31, 2010 and 2011, and 18.34% on December 31, 2012 if such optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.  Each of the Performance-Based and Enhanced Performance-Based Tranches contain Adjusted EBITDA and Free Cash Flow targets, with the Enhanced Performance-Based Tranche requiring greater performance than the Performance-Based Tranche.  The optionee was entitled to earn the right to exercise the Option to purchase 25% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2008 if the applicable performance targets were achieved, and may earn the right to exercise the option to purchase 20% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2009 if the applicable performance targets are achieved, 18.33% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2010 and 2011, and 18.34% of the Performance-Based or both the Performance-Based and Enhanced Performance-Based Tranches on December 31, 2012, if the applicable performance targets are achieved as of such dates, and provided that the optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.  The optionee may earn 90% of the annual portion of a given performance Tranche, upon acheivement of an established threshold “base case” for the Adjusted EBITDA and free cash flow.  The Adjusted EBITDA and free cash flow targets established by the Compensation Committee for vesting purposes as described above represent, as to the target levels, reasonably challenging performance criteria in the judgment of the Compensation Committee, particularly in light of the significant integration challenges and synergy goals relating to the DJO Merger.  Meeting the enhanced performance criteria will be difficult and will require superior performance by the Company’s management.  The financial targets for the Performance-Based and Enhanced Performance-Based Tranches were not met for 2008.

Changes to 2008 Option Awards.  In March 2009, the Compensation Committee determined that it would be in the best interests of the Company and its shareholders to make certain modifications to the options that were granted in 2008 to the NEOs and other members of management to reflect the significant challenges faced by management and the Company in connection with the integration activities associated with the DJO Merger and as a result of the severe economic environment.  The Compensation Committee also desired to broaden management’s focus to include certain measures of longer-term shareholder value. As a result, the Compensation Committee made the following modifications to the outstanding options and to the 2007 Incentive Stock Plan:

1.              No changes were made to the Time-Based Tranche.

2.              The performance conditions for the portion of the options within the Performance-Based Tranche that vest based on 2009 financial performance were modified to require achievement of the levels of Adjusted EBITDA and free cash flow that were recently established in February 2009 in connection with the Company’s 2009 budget process. As with the original terms of such options, the optionees may earn 80% or more of such portion of options upon achievement of at least 93.5% of the budgeted Adjusted EBITDA and 95% of the free cash flow targets for 2009. The financial targets for the Performance-Based Tranches for years 2010-2012 remain unchanged.

3.              The vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the annual target for a given year, the annual portion of the tranche associated with all prior years will also vest to the extent not previously vested.  For example, the financial targets for 2008 were not met and if the financial performance targets for 2009 and 2010 are not met, but the financial target for 2011 is met, then the portion of the Performance-Based Tranche that did not previously vest for years 2008, 2009 and 2010 would also vest at that time.  The provisions that allow for 80% of the annual component to vest upon achieving the established lower thresholds related to each target shall also apply to this provision.

4.              The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics.  These new targets require achievement of a minimum internal rate of return (IRR) and money on invested capital (MOIC) to be achieved by Blackstone following a complete liquidation of its investment in the Company’s capital stock.  Both the IRR and MOIC requirements must be achieved or none of the options in the Enhanced Performance-Based Tranche will vest.  Achievement of the IRR and MOIC targets will also result in vesting of the portion of the tranche related to the 2008 annual targets which did not vest at the end of 2008.

5.              The terms described above will also apply to any new options awarded under the 2007 Incentive Stock Plan; provided, however, the Compensation Committee shall establish additional financial targets for succeeding years to allow for vesting of such options over a five year period.

The Options granted in 2008 to our executive officers and other members of management contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the Option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the Option shares of the Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control.  This provision does not operate to vest the Enhanced Performance-Based tranche which requires the achievement of the IRR and MOIC targets following a complete liquidation by Blackstone of its equity investment in the Company.

Other Benefits.  Other benefits to the executive officers include a 401(k) plan,which covers the NEOs. We maintain this 401(k) plan for our employees, including our NEOs, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We may, in our discretion, match employee deferrals. For the 2008 plan year, we made matching contributions equal to up to 50% of the first 6% of compensation deferred by employees (subject to Internal Revenue Service limits and non-discrimination testing).  For the 2009 plan year, the employer contribution percentage will remain unchanged.  DJO Opco maintains a non-qualified deferred compensation plan for its most senior management, and that plan may be made generally available to senior management of DJO.  Under this non-qualified plan, an eligible executive may contribute up to 100% of his or her salary and bonuses to the plan, and the amounts are held in trust and invested in a portfolio of mutual funds which correspond to the funds available under the 401(k) plan.  DJO Opco has the discretion to contribute matching contributions, but no such matching contributions have yet been made.

Benefits Upon Termination of Employment.  As discussed more fully below in “Potential Payments Upon Termination or Change-in-Control,” prior to the DJO Merger, we entered into employment agreements with Mr. Baird and certain other former executive officers. All such employment agreements have terminated and none of the NEOs currently are parties to employment agreements with the Company.  The Compensation Committee does not contemplate entering into employment agreements with the NEOs at this time.  However, the current NEOs, who were former executives of DJO Opco, are parties to change-in-control severance agreements entered into prior to the DJO Merger that remain in effect.  Under those severance agreements, the DJO Merger constituted a change-in-control event.  As a result, in the event that an executive subject to such agreement is terminated without cause or terminates for good reason within two years of the DJO Merger, the executive will receive a severance benefit of 1.5 times (2 times in the case of Mr. Cross) the executive’s base salary and target bonus, plus extended health and life insurance benefits.  These agreements also contain customary confidentiality and noncompetition covenants.  The narrative and table included in “Potential Payments Upon Termination or Change-in-Control” reflects potential payments upon termination of employment of our NEOs.

The Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the CEO or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). As a privately held company, we are no longer required to comply with Section 162 (m) to ensure tax deductibility of executive compensation.

Summary Compensation Table

The following table sets forth summary information about the compensation during 2008, 2007 and 2006 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers.  Also included in the table below is information regarding Mr. Baird, who was not serving as an executive officer as of the end of 2008 but for whom disclosure would have been provided but for the fact that he was not serving as an executive officer as of the end of 2008.  All of the individuals listed in the following table are referred herein collectively as the “Named Executive Officers” or “NEOs.”

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (6)	Total $( )

Leslie H. Cross	2008	$625,000	$800,000	$—	$139,538	$336,511	$—	$8,050	$1,909,099
Chief Executive Officer and Director	2007	60,135	248,438	—	1,327,352	—	—	—	1,635,925

Vickie L. Capps	2008	450,000	800,000	—	114,681	181,538	—	8,050	1,554,269
Executive Vice President, Chief Financial Officer and Treasurer	2007	35,740	118,125	—	703,687	—	—	—	857,552

Luke T. Faulstick	2008	400,000	700,000	—	101,939	174,492	—	8,050	1,384,481
Executive Vice President and Chief Operating Officer	2007	35,740	118,125	—	544,766	—	—	—	698,631

Donald M. Roberts	2008	300,000	500,000	—	62,119	145,400	—	8,050	1,015,569
Executive Vice President, General Counsel and Secretary	2007	31,202	103,125	—	568,066	—	—	—	702,393

Thomas A. Capizzi	2008	270,000	500,000	—	62,119	94,504	—	8,050	934,673
Executive Vice President, Global Human Resources	2007	31,250	56,456	—	—	—	—	—	87,706

Peter W. Baird (7)	2008	301,453	200,000	(136,728)	—	—	—	2,100,000	2,464,725
Former President	2007	334,615	200,000	136,728	208,380	—	—	306,750	1,186,473
	2006	69,231	500,000	—	2,046,448	—	—	—	2,615,679

(1)

Except for Mr. Baird, amounts for the year ended 2007 represent salary earned from the date of the DJO Merger through December 31, 2007. Amounts for Mr. Baird for 2006 reflect his date of hire in October 2006.

(2)

The amounts shown in this column for 2007 for all persons except Mr. Baird consist of bonuses that were paid during 2008 related to performance by DJO Opco under the 2007 DJO Opco bonus plan for the fourth quarter and full fiscal year. Amounts shown in this column for 2008 consist of retention bonuses which were entered into in November 2007 with each of our executive officers in connection with the DJO Merger, of which 50% of the retention bonus was paid in January 2008 and 50% was paid in January 2009 and were contingent upon the executive’s continued service through December 31, 2008.

(3)

The amount shown in this column for 2007 represents the dollar amount recognized in connection with stock awards for financial statement reporting purposes for the 2007 fiscal year in accordance with SFAS 123(R). This expense related to two restricted stock awards granted to Mr. Baird in 2007, consisting of an award of 15,189 shares of restricted stock in March 2007 and 24,300 shares of restricted stock in November 2007, vesting over time with the final vesting in November 2009 and January 2009, respectively. The amount shown in this column for 2008 represents the reversal of SFAS 123(R) expense in the amount of $136,728 in connection with the repurchase and cancellation, pursuant to Mr. Baird’s Separation Agreement and General Release, of these 39,489 shares of restricted stock that were granted in 2007.

(4)

Except as described further below, the amounts shown in this column represent the dollar amounts recognized for the 2008, 2007 and 2006 fiscal years for the fair value of stock options granted in those years as well as prior fiscal years in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the NEOs. See Note 10 to the audited consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions. The amounts for Mr. Baird in 2006 represent options granted under the 2006 Incentive Stock Plan in connection with his initial employment in October 2006. The amounts in 2007 for Messrs. Cross, Roberts and Faulstick and Ms. Capps represents the grant date fair value of the DJO Management Rollover Options, less the intrinsic value of vested DJO Opco options that each exchanged for the DJO Management Rollover Options in the following approximate amounts: Mr. Cross: $3.0 million, Ms. Capps: $2.0 million, Mr. Roberts: $1.0 million and Mr. Faulstick: $1.0 million. The amounts in 2007 for Baird represent amounts recognized in 2007 related to options granted in November 2006 in connection with the Prior Transaction that vested during 2007. Additional information regarding grants awarded in 2008 is presented in the “Grants of Plan Based Awards in 2008” table below.

(5)	The amounts shown in this column represent amounts earned in 2008 based on the results of the 2008 Bonus Plan, some of which was paid in 2009.

(6)

Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits. A breakdown of the amounts shown in this column for 2008 for each of the NEOs is set forth in the following table:

For the Year Ended December 31, 2008

	Mr. Cross	Ms. Capps	Mr. Faulstick	Mr. Roberts	Mr. Capizzi	Mr. Baird
Severance (a)	$—	$—	$—	$—	$—	$2,100,000
401(k) matching contribution	8,050	8,050	8,050	8,050	8,050	—
Total	$8,050	$8,050	$8,050	$8,050	$8,050	$2,100,000

(a)

Represents payments pursuant to the Separation Agreement and General Release entered into with Mr. Baird, consisting of $750,000 for provision of certain transition services and continued cooperation, $900,000 in satisfaction of employment and other agreements and rights under stock options and other equity grants, and payment of $450,000 in consideration of continued confidentiality and non-compete obligations.

(7)	Mr. Baird’s employment terminated effective August 2008.

Grants of Plan-Based Awards in 2008

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2008.

			Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity			All Other
			Incentive Plan Awards			Incentive Plan Awards			Stock	All Other
									Awards:	Option	Exercise
									Number	Awards:	or Base
									of Shares	Number of	Price of
									of Stock	Securities	Option	Grant Date Fair
			Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Value of Option
Name	Grant Date		($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)	Awards ($) (3)
Mr. Cross	1/1/2008	(1)	$150,000	$375,000	$750,000	—	—	—	—	—	$—	$—
	2/21/2008	(2)	—	—	—	129,866	162,333	324,666	—	162,333	16.46	2,366,377

Ms. Capps	1/1/2008	(1)	108,000	270,000	540,000	—	—	—	—	—	—	—
	2/21/2008	(2)	—	—	—	106,731	133,414	266,828	—	133,415	16.46	1,944,821

Mr. Faulstick	1/1/2008	(1)	96,000	240,000	480,000	—	—	—	—	—	—	—
	2/21/2008	(2)	—	—	—	94,873	118,591	237,182	—	118,590	16.46	1,728,732

Mr. Roberts	1/1/2008	(1)	72,000	180,000	360,000	—	—	—	—	—	—	—
	2/21/2008	(2)	—	—	—	57,813	72,266	144,532	—	72,266	16.46	1,053,443

Mr. Capizzi	1/1/2008	(1)	64,800	162,000	324,000	—	—	—	—	—	—	—
	2/21/2008	(2)	—	—	—	57,813	72,266	144,532	—	72,266	16.46	1,053,443

Mr. Baird	1/1/2008	(1)	72,000	180,000	360,000	—	—	—	—	—	—	—
	2/21/2008	(2)	—	—	—	102,982	128,727	257,454	—	128,728	16.46	2,316,495

(1)

The amounts set forth in these rows under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2008 Bonus Plan. See discussion of “Target Bonus” and “Supplemental Bonus” in “Compensation Discussion and Analysis” above for a description of the vesting conditions for the 2008 Bonus Plan.

(2)

The share amounts set forth in these rows under the column “Estimated Future Payouts under Equity Incentive Plan Awards” represent the Performance- Based and Enhanced Performance-Based Tranches of the options granted to the NEOs in February 2008, with the “Threshold” amounts representing 80% of the Performance-Based Tranche, the “Target” amount representing the Performance-Based Tranche and the “Maximum” amount representing the sum of the Performance-Based Tranche and the Enhanced Performance-Based Tranches. The share amounts set forth in these rows under the column “All Other Option Awards” represent the “Time-Based Tranche” of the options granted to the NEOs in February 2008. See “Compensation Discussion and Analysis — The Elements of Our Compensation Program — Equity Compensation” for a description of the vesting conditions for these options.

(3)	The grant date fair value is the value of awards granted in 2008 as determined in accordance with SFAS 123(R).

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth certain information regarding options held by each of the NEOs as of December 31, 2008.  There were no stock awards outstanding as of December 31, 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (4)	Option Exercise Price ($)	Option Expiration Date

Leslie H. Cross	40,584	(1)	121,749	243,498	16.46	2/21/2018
	213,700	(2)	—	—	13.10	5/12/2017
	82,427	(2)	—	—	12.91	4/3/2016
	193,254	(2)	—	—	8.29	12/9/2013
	43,351	(2)	—	—	7.00	12/8/2014
	573,316		121,749	243,498

Vickie L. Capps	33,354	(1)	100,061	200,120	16.46	2/21/2018
	91,586	(2)	—	—	13.10	5/12/2017
	48,846	(2)	—	—	12.91	4/3/2016
	91,585	(2)	—	—	8.29	12/9/2013
	76,321	(2)	—	—	7.00	12/8/2014
	5,343	(2)	—	—	7.18	2/26/2014
	347,035		100,061	200,120

Luke T. Faulstick	29,648	(1)	88,942	177,886	16.46	2/21/2018
	91,586	(2)	—	—	13.10	5/12/2017
	48,846	(2)	—	—	12.91	4/3/2016
	45,792	(2)	—	—	8.29	12/9/2013
	10,032	(2)	—	—	7.00	12/8/2014
	225,904		88,942	177,886

Donald M. Roberts	18,067	(1)	54,199	108,398	16.46	2/21/2018
	91,586	(2)	—	—	13.10	5/12/2017
	48,846	(2)	—	—	12.91	4/3/2016
	30,528	(2)	—	—	8.84	5/25/2015
	35,080	(2)	—	—	8.29	12/9/2013
	224,107		54,199	108,398

Tom Capizzi	18,067	(1)	54,199	108,398	16.46	2/21/2018
	18,067		54,199	108,398

Peter W. Baird (5)	—		—	—	—	—

(1)

These amounts reflect the number of shares underlying the “Time-Based Tranche” of options that are vested and exercisable that were granted in 2008 under the 2007 Stock Incentive Plan. These options represent 25% of the options granted in 2008 and became vested and exercisable on December 31, 2008.

(2)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.

(3)

The amounts set forth in this column reflect the number of shares underlying the “Time-Based Tranche” of options that are not vested and not exercisable that were granted in 2008 under the 2007 Stock Incentive Plan. These options represent the remaining 75% of the grant made in 2008 and vest as follows: 20% of the original grant vest on December 31, 2009, 18.33% of the original grant vest on December 31, 2010 and 2011, and 18.34% of the original grant vest on December 31, 2012.

(4)

The amounts set forth in this column reflect the number of shares underlying the “Performance-Based Tranche” of options that have not been earned (i.e., their performance conditions have not been satisfied) that were granted in 2008 under the 2007 Incentive Stock Plan. These options vest on December 31, 2009-2012 in the same percentages as the Time-Based Tranche of options if the performance requirements are achieved for such years. See “Compensation Discussion and Analysis — The Elements of our Executive Compensation Program — Equity Compensation” for further information regarding the vesting of these options. These amounts exclude the 25% of the “Performance-Based Tranche” and the “Enhanced Performance-Based Tranche” of options that did not vest on December 31, 2008 and cannot be earned in the future due to the failure to meet the 2008 performance targets.

(5)	Mr. Baird’s employment terminated in August 2008 and all restricted stock and all options were cancelled pursuant to the terms of his Separation Agreement and General Release.

Option Exercises and Stock Vested During 2008

No options were exercised and no stock vested during the year ended December 31, 2008 for our NEOs.

Non-Qualified Deferred Compensation for 2008

Certain executives may defer receipt of part or all of their cash compensation under the DJO, LLC Executive Deferred Compensation Plan (the “Deferred Plan”), a plan established by DJO, LLC, a subsidiary of DJO Opco. The Deferred Plan allows executives to save for retirement in a tax-effective way at minimal cost to DJO, LLC. Under this program, amounts deferred by the executive are deposited into a trust for investment and eventual benefit payment. The obligations of DJO, LLC under the Deferred Plan are unsecured obligations to pay deferred compensation in the future from the assets of the trust. Participants will have the status of unsecured general creditors with respect to the benefit obligations of the Deferred Plan, and the assets set aside in the trust for those benefits will be available to creditors of DJO, LLC in the event of bankruptcy or insolvency. Each participant may elect to defer under the Deferred Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the Deferred Plan and the trust. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the Deferred Plan, which investment options are substantially the same investment options available to participants in DJO, LLC’s 401(k) Savings Plan. The Deferred Plan also permits DJO, LLC to make contributions to the Deferred Plan, including matching contributions, at its discretion, but no such contributions have been made to date. To the extent that Company contributions are made to the Deferred Plan, the Committee may impose vesting criteria to aid in the employment retention of participants. A participant’s eventual benefit will depend on his or her level of contributions, DJO, LLC’s contributions, if any, and the investment performance of the particular investment options selected. The following table sets forth information for each of the Named Executive Officers who participated in DJO, LLC’s Nonqualified Deferred Compensation Plan during 2008.

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings/ (Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Donald M. Roberts	$54,792	$—	$(33,721)	$—	$69,940

(1)

Amounts deferred by the executive under the Deferred Plan have been reported as 2008 compensation to such executive in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco.

Potential Payments Upon Termination or Change-in-Control

DJO entered into an Employment Agreement with Mr. Baird in October 2006 which provided for certain payments and other benefits if his employment terminated under specific circumstances.  In August 2008, DJO entered into a Separation Agreement and General Release with Mr. Baird which provided for a severance payment of $2.1 million, all as described in more detail in footnote (a) to Footnote (6) of the “Summary Compensation Table” above.

In September 2007, DJO Opco entered into change-in-control severance agreements (the “Change-in-Control Agreements”) with Mr. Cross, Ms. Capps, Mr. Faulstick, Mr. Capizzi, and Mr. Roberts.  Following a change-in-control, the Change-in-Control Agreements remain in effect for a period of two years. The DJO Merger constituted a change-in-control for purposes of these Change-in-Control Agreements.  Pursuant to the Change-in-Control Agreements, if the NEO’s employment is terminated “without cause” or by such executive’s resignation for “good reason” (as such terms are defined in the Change-in-Control Agreements), in each case within two years after the DJO Merger, the executive is entitled, in addition to accrued salary and bonus and related benefits, to the following benefits:

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

Pursuant to the Change-in-Control Agreements, the termination of employment as a result of the death or disability of the executive is not considered a qualifying termination and does not result in the payment of the amounts described above other than the accrued salary and related benefits the executive would be entitled to absent the Change-in-Control Agreements. As a condition to receiving the severance benefits under the Change-in-Control Agreements, an executive must execute a waiver and release of any claims he or she may have against DJO Opco. The Change-in-Control Agreements also provide that during the term of the agreement and for a period of two years following any qualifying termination, the executive will not solicit any customer of DJO Opco or its subsidiaries and not solicit any employee of DJO Opco or its subsidiaries.

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

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2008:

Name	Base Salary Payment ($)	Bonus Payment ($)	Health Benefits ($)	Life and Accidental Death & Dismemberment Benefits ($)	Total ($)
Leslie H. Cross	$1,250,000	$750,000	$16,100	$1,908	$2,018,008
Vickie L. Capps	675,000	540,000	12,075	851	1,227,926
Luke T. Faulstick	600,000	480,000	12,075	851	1,092,926
Donald M. Roberts	450,000	360,000	12,075	743	822,818
Tom Capizzi	405,000	324,000	12,075	743	741,818

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis.  Until December 4, 2008, our Board of Directors consisted of seven persons: 1) Chinh E. Chu 2) Julia Kahr, 3) Bruce McEvoy, 4) Sidney Braginsky, 5) Kenneth W. Davidson, 6) Leslie H. Cross, and 7) Paul D. Chapman.  In January 2009, Mr. Davidson and Mr. Chapman resigned from the Board of Directors and  Phillip Hildebrand, Lesley Howe and Paul LaViolette were appointed to the Board of Directors in their place.  Mr. Kahr, Mr. Chu, and Mr. McEvoy, are affiliated with Blackstone and are not compensated for serving as members of our Board of Directors.

During the first two quarters of 2008, the standard compensation package for directors who are not employed by the Company or by any Blackstone-controlled entity (“Eligible Directors”), namely Messrs. Davidson, Braginsky and Chapman, consisted of an annual fee for each such director, a per meeting fee and stock option grants. As Chairman of the Board, Mr. Davidson was entitled to receive an annual fee of $60,000 and Messrs. Braginsky and Chapman received an annual fee of $50,000. Mr. Braginsky also was entitled to receive a $10,000 fee for his services as Audit Committee Chairman during 2008 and a meeting fee of $1,500 per day for attending Board meetings.  The Eligible Directors were also eligible for annual option awards under the 2007 Incentive Stock Plan.  In February 2008, the Compensation Committee awarded Messrs. Davidson, Braginsky and Chapman options to purchase 1,500 shares of Common Stock with an exercise price of $16.46 per share, which was determined to be the fair market value of such shares on the date of grant.  One-third of these options were scheduled to vest on each anniversary of the date of grant and any shares issued on exercise of such options will be subject to the Management Stockholders Agreement. In May 2008, the Compensation Committee approved changes to the director compensation program, effective as of the beginning of the third quarter, increasing the annual retainer payable to the Eligible Directors to $75,000, providing for an annual retainer of $25,000 to the Chairman of the Board and to the Chairman of the Audit Committee and providing for an annual retainer of $15,000 to the other Eligible Directors who are members of the Audit Committee. In August 2008, the Compensation Committee awarded options to purchase 4,600 shares to each of Messrs. Davidson, Braginsky and Chapman with the same exercise price and vesting schedule. Effective upon their resignations in January 2009, all unvested options issued to Messrs. Davidson and Chapman terminated and the Compensation Committee approved an amendment to their outstanding vested options to provide that such options would continue in effect until their original exercise date and not terminate early due to the terminations of Messrs. Davidson and Chapman as directors.

The following table sets forth the compensation earned by our non-employee directors for their services in 2008:

	Directors Compensation for 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Chinh E. Chu	$—	$—	$—	$—	$—	$—	$—
Julia Kahr	—	—	—	—	—	—	—
Sidney Braginsky (2)	81,500	—	4,171	—	—	—	85,671
Bruce McEvoy	—	—	—	—	—	—	—
Kenneth W. Davidson	80,000	—	4,171	—	—	—	84,171
Paul D. Chapman	65,500	—	4,171	—	—	—	69,671

(1)

Amounts shown for the option awards to Messrs. Davidson, Chapman, and Braginsky reflect the dollar value recognized in connection with the option awards for financial statement purposes for fiscal 2008 in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The full grant date fair value of stock options granted to Messrs. Davidson, Chapman and Braginsky during the fiscal year ended December 31, 2008 was $22,767 for each as computed in accordance with FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in Note 10 to our audited consolidated financial statements contained in this Annual Report. As of December 31, 2008, Messrs. Davidson, Chapman and Braginsky had a total of 313,075, 137,175, and 6,850 stock options outstanding, respectively.

(2)	Messrs. Davidson and Chapman resigned as directors in January 2009.

Compensation Committee Interlocks and Insider Participation

During 2008, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. McEvoy. None of the members of the Compensation Committee is or have been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee of the DJO Board of Directors oversees our company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report.  Based upon the review and discussions referred to above, the Compensation Committee recommended to the DJO Board that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee:

Chinh E. Chu (Chair)

Julia Kahr

Bruce McEvoy

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock.  The following table sets forth as of March 11, 2009, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	98.82%
Directors and Executive Officers
Leslie H. Cross President, Chief Executive Officer and Director	—	573,316	1.16%
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	347,035
Donald M. Roberts, Executive Vice President, General Counsel and Secretary	—	224,107		*
Luke T. Faulstick Executive Vice President and Chief Operating Officer	—	225,904		*
Tom Capizzi Executive Vice President, Global Human Resources	—	18,067		*
Chinh E. Chu Chairman of the Board (4)	48,098,209	—	98.82%
Julia Kahr Director (5)	—	—	—
Sidney Braginsky Director	—	1,495		*
Bruce McEvoy Director (5)	—	—	—
Phillip J. Hildebrand Director (5)	—	—	—
Lesley Howe Director	—	—	—
Paul LaViolette Director	—	—	—
Peter W. Baird Former President	—	—	—
All Directors and executive officers as a group	48,098,209	1,389,924	98.85%

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

(2)

Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 11, 2009 under DJO’s stock option plans. For the NEOs, this number includes the “DJO Management Rollover Options” which are fully vested and the portion of the “Time-Based Tranche” of options that have vested or will vest in 60 days, but no portion of the “Performance-Based Tranche” or “Enhanced Performance-Based Tranche.”

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

(4)

Mr. Chu, a director of DJO, is a member of BMAV and a senior managing director of The Blackstone Group, L.P.  The number of shares disclosed for Mr. Chu are also included in the above table in the number of shares disclosed for “Grand Slam Holdings, LLC.”  Mr. Chu disclaims beneficial ownership of any shares owned or controlled by BMA V, except to the extent of his pecuniary interest therein.

(5)	Ms. Kahr and Mr. McEvoy are employees of The Blackstone Group, L.P. but do not have any investment or voting control over the shares beneficially owned by BCP Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Incentive Stock Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,074,914	14.46	1,425,086

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

Under the New Transaction and Monitoring Fee Agreement, BMP (including through its affiliates and representatives) will continue to provide certain monitoring, advisory and consulting services to DJO, on substantially the same terms and conditions as the Old Transaction and Monitoring Fee Agreement, for an annual monitoring fee which has been increased from $3.0 million to the greater of $7.0 million or 2.0% of consolidated EBITDA (as defined in the New Transaction and Monitoring Fee Agreement).

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

Director Independence

As a privately held company, the DJO Board is not required to have a majority of its directors be independent.  We believe that Messrs. Braginsky, Howe and LaViolette would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal years 2008 and 2007 and for other services rendered during fiscal years 2008 and 2007 on behalf of DJO and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJO.  All audit and audit related services were pre-approved by the audit committee.

	2008	2007

Audit fees	$1,276,123	$2,282,000
Audit-related fees	31,245	44,000
Tax fees	—	—
All other fees	—	—

Audit Fees:  Consists of fees billed for professional services rendered for the audit of DJO’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2008, audit fees included fees related to the registration of the 10.875% Notes issued in connection with the DJO Merger.  In 2007, audit fees included audit services provided in connection with the offering memorandum related to the issuance of 10.875% Notes issued in connection with the DJO Merger and related to the registration of the 11.75% Notes issued in connection with the Prior Transaction.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJO’s consolidated financial statements and are not reported under “Audit Fees”.  During 2008 and 2007 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

Tax Fees:  Consists of tax compliance and consultation services. There were no tax fees in 2008 and 2007.

All Other Fees:  Consists of fees for all other services other than those reported above.  There were no other fees in 2008 and 2007.

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

(a)       The following documents are filed as part of this Annual Report:

1.  The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP and KPMG LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•                  Reports of Independent Registered Public Accounting Firms.

•                  Consolidated Balance Sheets as of December 31, 2008 and 2007.

•                  Consolidated Statements of Operations for the Successor years ended December 31, 2008 and 2007 and for the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006.

•                  Consolidated Statements of Changes in Membership Equity and Comprehensive Loss for the Successor years ended December 31, 2008 and 2007 and for the period November 4, 2006 through December 31, 2006.

•                  Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Predecessor period January 1, 2006 through November 3, 2006.

•                  Consolidated Statements of Cash Flows for the Successor years ended December 31, 2008 and 2007 and for the period November 4, 2006 through December 31, 2006 and for the Predecessor period January 1, 2006 through November 3, 2006.

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

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

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

4.3	Indenture, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on

Form 8-K, filed on November 27, 2007).

4.4

Registration Rights Agreement, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party thereto and Credit Suisse Securities (USA) LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.5

Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.6

Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.7

Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.4*

Form of DJO Incorporated Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.5*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.6*

Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.7*

Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.8*

Restricted Stock Award Agreement, granted pursuant to the 2007 Incentive Stock Plan, dated November 20, 2007, by and between DJO and Peter Baird (incorporated by reference to Exhibit 10.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.9*

Term Sheet for Paul D. Chapman, dated November 20, 2007, by and between DJO and Paul D. Chapman (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.10*

Term Sheet for Kenneth W. Davidson, dated November 20, 2007, by and between DJO and Kenneth W. Davidson (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.11*	Outline of 2008 Incentive Bonus Plan (incorporated by reference to Exhibit 10.33 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.12*

Forms of Retention Bonus Agreement, dated November 20, 2007, by and between certain executives and DJO (incorporated by reference to Exhibit 10.6 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.13*

Forms of Change in Control and Severance Agreements, dated September 19, 2007, between DJO Opco and executive officers and certain members of management (incorporated by reference to Exhibits 10.1 and 10.2 to DJO Opco’s Current Report on Form 8-K, filed on September 25, 2007).

10.14

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.15

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.16

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.17

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.18

Debt Commitment Letter from Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC, dated as of July 15, 2007 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

10.19	Equity Commitment Letter from Blackstone Capital Partners V L.P., dated as of July 15, 2007 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

10.20*

Transition Agreement, dated August 14, 2008, and Separation of Employment Agreement and General Release, dated as of August 31, 2008, between DJO and Peter Baird (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).

10.21*

Employment Agreement between DJO and Scott A. Klosterman, dated June 2, 2003 (incorporated by reference to Exhibit 10.24 to DJO’s Registration Statement on Form S-1, filed on July 3, 2003 (Commission File No. 333-106821)).

10.22*

Amendment to Employment Agreement between DJO and Scott A. Klosterman, dated November 15, 2003 (incorporated by reference to Exhibit 10.15.1 to DJO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 000-26538)).

10.23*

Amendment to Employment Agreement between DJO and Scott A. Klosterman, dated November 3, 2006 (incorporated by reference to Exhibit 10.20 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.24*	Employment Agreement between DJO and Peter W. Baird, executed effective October 1, 2006 (incorporated by reference to Exhibit 10.1 to DJO’s Current Report on Form 8-K, filed on October 4, 2006)

10.25

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K filed on October 26, 2004).

10.26

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.27+	Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto.

10.28+

Office/Light Manufacturing Lease, dated June 14, 2996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto.

10.29+	Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico.

10.30+

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico.

12.1+	Computation of Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of DJO Finance LLC

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Predecessor:
Balance as of December 31, 2005	3,664	352	10,320
Provision	21,832	(69)	72,872
Write-offs, net of recoveries	(6,610)	—	(56,882)
Balance as of November 3, 2006	$18,886	$283	$26,310
Successor:
Provision	329	184	11,313
Write-offs, net of recoveries	—	—	—
Balance as of December 31, 2006	329	184	11,313
Provision	21,971	550	99,803
Acquired through business acquisitions	14,229	480	39,186
Write-offs, net of recoveries	(6,654)	(135)	(99,138)
Balance as of December 31, 2007	29,875	1,079	51,164
Provision	26,022	255	161,524
Write-offs, net of recoveries	(21,615)	(270)	(147,004)
Balance as of December 31, 2008	$34,282	$1,064	$65,684

(1) Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2009	DJO FINANCE LLC

	By:	/s/ Leslie H. Cross
Leslie H. Cross
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Director	March 11, 2009
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Executive Vice President, Chief Financial Officer and	March 11, 2009
Vickie L. Capps	Treasurer (Principal Financial and Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	March 11, 2009
Chinh E. Chu

/s/ Julia Kahr	Director	March 11, 2009
Julia Kahr

/s/ Sidney Braginsky	Director	March 11, 2009
Sidney Braginsky

/s/ Bruce McEvoy	Director	March 11, 2009
Bruce McEvoy

/s/ Phillip J. Hildebrand	Director	March 11, 2009
Phillip J. Hildebrand

/s/ Lesley Howe	Director	March 11, 2009
Lesley Howe

/s/ Paul LaViolette	Director	March 11, 2009
Paul LaViolette