Form 10-Q
period 2009-03-28
DJO Finance LLC
filed 2009-05-06
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 6, 2009, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 28, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$30,744	$30,483
Accounts receivable, net	165,984	164,618
Inventories, net	102,804	103,166
Deferred tax assets, net	35,147	34,039
Prepaid expenses and other current assets	21,565	16,923
Total current assets	356,244	349,229
Property and equipment, net	86,690	86,262
Goodwill	1,189,446	1,191,566
Intangible assets, net	1,241,693	1,260,472
Other non-current assets	49,203	52,601
Total assets	$2,923,276	$2,940,130

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$37,943	$42,752
Accrued interest	42,649	10,966
Long-term debt and capital leases, current portion	11,516	11,549
Other current liabilities	95,185	104,401
Total current liabilities	187,293	169,668
Long-term debt and capital leases, net of current portion	1,828,484	1,832,044
Deferred tax liabilities, net	314,256	329,503
Other non-current liabilities	13,248	8,806
Total liabilities	2,343,281	2,340,021

Commitments and contingencies

Membership equity:
Additional paid-in capital	824,804	824,235
Accumulated deficit	(236,150)	(221,842)
Accumulated other comprehensive loss	(10,467)	(4,027)
DJO Finance LLC membership equity	578,187	598,366
Noncontrolling interests	1,808	1,743
Total DJO Finance LLC membership equity	579,995	600,109
Total liabilities and membership equity	$2,923,276	$2,940,130

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$225,385	$239,728
Cost of sales	84,475	95,084
Gross profit	140,910	144,644
Operating expenses:
Selling, general and administrative	101,996	110,612
Research and development	5,803	6,676
Amortization of acquired intangibles	19,131	19,116
Operating income	13,980	8,240
Other income (expense):
Interest income	336	587
Interest expense	(38,591)	(45,187)
Other income (expense), net	(1,365)	1,343
Loss before income taxes	(25,640)	(35,017)
Benefit for income taxes	(11,471)	(11,055)
Net loss	(14,169)	(23,962)
Less: Net income attributable to noncontrolling interest	139	200
Net loss attributable to DJO Finance LLC	$(14,308)	$(24,162)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net loss	$(14,169)	$(23,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,035	5,661
Amortization of intangibles	19,131	19,116
Amortization of debt issuance costs	3,256	3,506
Stock-based compensation	569	611
Loss on disposal of assets	157	165
Deferred income taxes	(12,135)	(12,208)
Provision for doubtful accounts and sales returns	9,220	4,440
Inventory reserves	960	1,518
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,907)	(16,172)
Inventories	(260)	4,623
Prepaid expenses, other assets and liabilities	(4,141)	(3,459)
Accrued interest	31,683	42,284
Accounts payable and other current liabilities	(11,791)	(18,690)
Net cash provided by operating activities	17,608	7,433
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(3,929)	—
Acquisition of intangibles	—	(675)
Purchases of property and equipment	(8,159)	(4,272)
Other, net	175	456
Net cash used in investing activities	(11,913)	(4,491)
FINANCING ACTIVITIES:
Net cash used in financing activities — payments on long-term debt and revolving line of credit	(4,095)	(108)
Effect of exchange rate changes on cash and cash equivalents	(1,339)	1,389
Net increase in cash and cash equivalents	261	4,223
Cash and cash equivalents at beginning of period	30,483	63,471
Cash and cash equivalents at end of period	$30,744	$67,694
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,584	$52
Cash paid (received) for income taxes (refund)	$(673)	$1,156
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$2,894	$—

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

In the first quarter of 2009, we changed how we report our segmented financial information in accordance with Financial Accounting Standards Statement (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  Prior to 2009, we included the international components of the Surgical non- U.S., Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  Our restated segment information now reflects the international components of all of our business within our International segment.

We market and distribute our products through three operating segments, Domestic Rehabilitation, International, and Domestic Surgical Implant. Our Domestic Rehabilitation Segment offers to customers in the United States, non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables, traction equipment and other clinical therapy equipment; orthotic devices used to treat joint and spine conditions; orthopedic soft goods; rigid knee braces; and vascular systems which include products intended to prevent deep vein thrombosis following surgery. Our Domestic Surgical Implant Segment offers a comprehensive suite of reconstructive joint products to customers in the United States.  Our International segment offers all of our products to customers outside the United States.

Except as otherwise indicated, references to “us”, “we”, “our”, “DJO”, or “our Company”, refers to DJO Incorporated and its consolidated subsidiaries.

Noncontrolling interests reflect the 50% separate ownership of Medireha GmbH (“Medireha”) not owned by us, which we have consolidated due to our controlling interest. Our controlling interest consists of our 50% ownership and our control of one of the two director seats, our rights to prohibit certain business activities that are not consistent with our plans for the business and our exclusive distribution rights for products manufactured by Medireha. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of March 28, 2009 and for the three months ended March 28, 2009 and March 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements as of March 28, 2009 and for the three months ended March 28, 2009 and March 29, 2008 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, self insurance, income taxes, goodwill and intangible assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) we capitalize costs of internally developed software during the development stage.  Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  Recently we began implementing a new ERP system resulting in approximately $4.5 million of capitalized software costs as of March 28, 2009.

Derivative Financial Instruments.

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
(“SFAS 133”), which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under SFAS 133.  We account for our foreign forward contracts in accordance with SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in the fair values of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedge item affects earnings.   At March 28, 2009, the fair value of our foreign exchange forward contracts was a loss of $16.5 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  We have designated these interest rate swap agreements as cash flow hedges and account for our interest rate swap agreements in accordance with SFAS 133 and SFAS 157.  At March 28, 2009, the fair value of our interest rate swap agreements was a loss of $18.8 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

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

Comprehensive loss consists of the following for the three months ended March 28, 2009 (in thousands):

	DJO Finance LLC	Noncontrolling Interests	Total
Net loss, as reported	$(14,169)	$(139)	$(14,308)
Foreign currency translation adjustments	(3,094)	—	(3,094)
Change in fair value of interest rate swap, net of tax	(3,346)	—	(3,346)
Comprehensive loss	$(20,609)	$(139)	$(20,748)

Comprehensive loss consists of the following for the three months ended March 29, 2008 (in thousands):

	DJO Finance LLC	Noncontrolling Interests	Total
Net loss, as reported	$(23,962)	$(200)	$(24,162)
Foreign currency translation adjustments	4,201	—	4,201
Change in fair value of interest rate swap, net of tax	(5,992)	—	(5,992)
Comprehensive loss	$(25,753)	$(200)	$(25,953)

Reclassifications.  The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications to prior year consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements.  We have adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) as of January 1, 2009, which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFA 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect their financial performance, and cash flows.  Other than the required disclosures (see Note 13), the adoption of SFAS 161 had no impact on our consolidated financial statements.

We have adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We have applied the presentation and disclosure requirements of SFAS 160 retrospectively.

We have adopted SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141R”) as of January 1, 2009, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination (see Note 2).

2. ACQUISITIONS

We account for acquisitions in accordance with SFAS 141R, with the results of operations attributable to each acquisition included in the condensed consolidated financial statements from the date of acquisition.

Acquisition of Donjoy Orthopaedics Pty., Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd. an Australian distributor of DJO products (“DJO Australia”), for a total cash compensation of $3.7 million.  Our primary reason for the acquisition of DJO Australia is to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is an additional amount payable to the selling shareholder of DJO Australia if certain revenue targets are met by December 31, 2009.

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141R.  The purchase price was allocated as follows to the fair values of the net tangible and intangible asset acquired:

Cash	$912
Accounts receivable	397
Inventories	725
Other assets	12
Liabilities assumed	(636)
Intangible assets	1,614
Deferred tax liability	(484)
Goodwill	957
Total purchase price	$3,497

The purchase price allocation included approximately $1.6 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. This value was based upon an estimate of the future discounted cash flows that would be derived from those customers.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  A value of approximately $1.0 million, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Balance, beginning of period	$36,521	$32,417
Provision for doubtful accounts and sales returns	9,220	4,440
Write-offs, net of recoveries	(5,532)	(5,895)
Balance, end of period	$40,209	$30,962

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 28, 2009	December 31, 2008
Components and raw materials	$34,475	$34,015
Work in process	5,467	5,310
Finished goods	55,023	59,835
Inventory held on consignment	24,212	21,804
	119,177	120,964
Less—inventory reserves	(16,373)	(17,798)
	$102,804	$103,166

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Balance, beginning of period	$17,798	$18,996
Provision charged to cost of sales	960	1,518
Write-offs, net of recoveries	(2,385)	(3,152)
Balance, end of period	$16,373	$17,362

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. GOODWILL AND INTANGIBLE ASSETS

A summary of adjustments to our goodwill balance for the three months ended March 28, 2009 is as follows (in thousands):

Balance, beginning of period	$1,191,566
Foreign currency translation	(3,077)
Acquisition (See Note 2)	957
Balance, end of period	$1,189,446

Identifiable intangible assets consisted of the following as of March 28, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,612	$(65,999)	$392,613
Customer-based	480,001	(67,170)	412,831
	$938,613	$(133,169)	805,444
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated Foreign currency translation adjustments			982
Total identifiable intangible assets			$1,241,693

Identifiable intangible assets consisted of the following as of December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortizable intangible assets:
Technology-based	$458,612	$(56,501)	$402,111
Customer-based	478,387	(57,537)	420,850
	$936,999	$(114,038)	822,961
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated foreign currency translation adjustments			2,244
Total identifiable intangible assets			$1,260,472

Our amortizable intangible assets are being amortized over the estimated useful lives of 10 and nine years on a weighted average basis for technology-based and customer-based intangibles, respectively.

Estimated amortization expense related to acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Remaining 2009	$57,345
2010	75,478
2011	74,096
2012	72,650
2013	67,796
Thereafter	458,079
$805,444

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 28, 2009	December 31, 2008
Wages and related expenses	$21,231	$21,695
Commissions and royalties	11,721	13,799
Taxes	4,969	4,943
Professional fees	4,753	2,453
Rebates	3,628	4,812
Accrued ERP costs	6,761	6,763
Interest rate swap derivative	14,737	13,272
Foreign exchange contracts derivatives	3,006	4,162
Other accrued liabilities	24,379	32,502
	$95,185	$104,401

7. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	March 28, 2009	December 31, 2008
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($10.5 million and $10.9 million at March 28, 2009 and December 31, 2008, respectively)	$1,043,809	$1,043,404
Revolving loans outstanding under Senior Secured Credit Facility	20,000	24,000
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	827	891
Capital lease obligations and other	364	298
	1,840,000	1,843,593
Less current portion	(11,516)	(11,549)
Long-term debt and capital leases, net of current portion	$1,828,484	$1,832,044

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consists of a six and a half-year $1,065.0 million term loan facility and a six-year $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. As of March 28, 2009, $20.0 million related to our revolving credit facility was outstanding.

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

On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 13). The swap agreement amortizes through December 2009. As of March 28, 2009, the remaining notional amount of the swap was $470.0 million. In February 2009, we entered into two interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010. As of March 28, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.91%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales

(including insurance and condemnation proceeds) by DJO Finance LLC (“DJOFL”) and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity. We have not been required to make any mandatory pre-payments through March 28, 2009.  We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

Guarantee and Security.  All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by DJO Holdings LLC (“Holdings”) and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the “Guarantors”).

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio of 4.65:1 as of the twelve months ended March 28, 2009 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of March 28, 2009.

10.875% Senior Notes Payable

On November 20, 2007, DJOFL and DJO Finance Corporation (“Finco”) (collectively, the “Issuers”) issued $575.0 million aggregate principal amount of 10.875% Notes under an agreement dated as of November 20, 2007 (the “10.875% Indenture”) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. On July 2, 2008, our amended registration statement, filed in June 2008 on Form S-4 with the Securities and Exchange Commission

(the “Commission”) relating to an offer to exchange these privately issued 10.875% Notes, for registered 10.875% Notes was declared effective. The exchange offer was completed July 31, 2008.

The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $425.5 million as of March 28, 2009 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of March 28, 2009, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $121.0 million as of March 28, 2009 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

Debt Issue Costs

We incurred $30.7 million, $24.5 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at March 28, 2009 and December 31, 2008. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

8. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity plan, the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”), which is authorized to grant options up to 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. In addition, we adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). Another one-third of stock options will vest over a specified performance period (typically four to five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis (“Performance-Based Tranche”), as defined in the DJO Form Option Agreement, while the final one-third was originally determined to vest based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and free cash flow (“Enhanced Performance-Based Tranche”). The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with us.

During March 2009, we made modifications to the terms of the outstanding options and the 2007 Plan. The Time-Based Tranche terms remain the same as discussed above. The performance conditions for the portion of the options within the Performance-Based Tranche that vest based on 2009 financial performance were modified to require achievement of the levels of Adjusted EBITDA and free cash flow that were established in connection with our 2009 budget process. As with the original terms of such options, the optionees may earn 80% or more of such portion of options upon achievement of at least a minimum threshold amount of the budgeted Adjusted EBITDA and of the free cash flow targets for 2009. The financial targets for the Performance-Based Tranches for the years 2010-2012 remain unchanged. The vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the annual target for a given year, the annual portion of the tranche associated with all prior years will also vest to the extent not previously vested. The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics. These new targets require achievement of a minimum internal rate of return (“IRR”) and multiple of invested capital (“MOIC”), each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock. As a result of this modification, the Enhanced Performance-Based Tranche has both a performance component and a market condition component.

Options granted under the 2007 Plan contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the option shares of the Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. This provision does not operate to vest the Enhanced Performance-Based Tranche which requires the achievement of the IRR and MOIC targets by Blackstone on its equity investment in us.

Employee Stock Options

During the three months ended March 28, 2009 we granted 594,782 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees.

We recorded non-cash compensation expense of approximately $0.5 million and $0.6 million in the three months ended March 28, 2009 and March 29, 2008, respectively, associated with stock options issued under the 2007 Plan. We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement. We reassess at each reporting period whether achievement of the pre-determined performance targets based on the financial metrics discussed above is probable for the options related to the Performance-Based Tranche to vest.

The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes-Merton option pricing model for service and performance based awards, and a binomial model for market based awards. In estimating fair value for new options issued under the 2007 Plan, expected volatility was based completely on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified approach to calculate the expected term. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service and performance-based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect at the time of grant.

We record expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options previously modified during the first quarter of 2008 and reallocated to the Time-Based and Performance-Based Tranches.  The expense related to the previously modified options is recognized ratably over the expected term of the stock options using the original grant-date fair value regardless of the probability of achieving the performance conditions.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. During 2008 we did not recognize compensation expense associated with our Performance-Based Tranche as the performance targets under the original grant were not achieved.  We believe that if a modification of the performance targets did not occur, that performance targets would have been considered improbable for the current quarter and no compensation expense would have been recognized.  As a result of our 2009 modification, we now believe that it is probable that we will achieve the 2009 performance targets.  As such, for the three months ended March 28, 2009, we recognized compensation expense for the modified options and the annual portion of the tranche associated with the 2008 options that were not previously vested.  To date, no amount has been recorded for the Enhanced Performance-Based Tranche, as achievement of the performance component is not deemed probable at this time.

As a result of the 2009, modification and in accordance with FAS 123 (R), we will no longer use the original grant date fair value to measure compensation cost and have re-assessed the assumptions used to determine the fair value of options at the date of modification. The following table presents the assumptions we used in calculating the fair value of employee stock options for the three months ended March 28, 2009 and March 29, 2008:

	Three Months Ended
	March 28, 2009	March 29, 2008
Expected dividends	0.0%	0.0%
Expected volatility	34.4%	27.4% - 60.0%
Risk-free rate	2.3%	2.8% - 4.7%
Expected term (in years)	6.3 years	4.9 - 7.1 years

Non-Employee Stock Options

During the three months ended March 28, 2009 we have granted 800 stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order to vest in the options granted.  Non-employee options are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance with EITF 96-18, the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.  We recorded non-cash compensation expense of approximately $0.1 million for the three months ended March 28, 2009, associated with non-employee stock options issued under the 2007 Plan.

9. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker as defined by SFAS 131.  Prior to 2009, we included the international components of the Surgical non- U.S., Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three months ended March 28, 2009 reflects this new segmentation and the data for the three months ended March 29, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment, which generates its revenues in the United States, is divided into five main businesses:

•                  Bracing and Supports.  Our Bracing and Supports business unit offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.  This business unit also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Empi.  Our Empi business unit offers products in the category of home electrotherapy, iontophoresis, and home traction. This business also includes our Rehab Med + Equipment business (“RME”), which sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and an on-line e-commerce site.

•                  Regeneration.  Our Regeneration business unit consists of our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, primarily athletes and people interested in improving their fitness to the competitive athlete, to assist athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

International Segment

Our International Segment, which generates most of its revenues in Europe, sells all of our products and certain third party products through a combination of direct sales representatives and independent distributors.

Domestic Surgical Implant Segment

Our Domestic Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market in the United States.

Information regarding our reportable business segments is presented below (in thousands). This information excludes the impact of certain expenses not allocated to segments, primarily general corporate expenses and non-recurring charges related to our integration activities. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales:
Domestic Rehabilitation Segment	$154,446	$157,387
International Segment	55,636	66,144
Domestic Surgical Implant Segment	15,303	16,197
Consolidated net sales	$225,385	$239,728
Gross profit:
Domestic Rehabilitation Segment	$98,445	$97,820
International Segment	31,505	38,197
Domestic Surgical Implant Segment	11,898	13,474
Expenses not allocated to segments/Eliminations	(938)	(4,847)
Consolidated gross profit	$140,910	$144,644
Operating income:
Domestic Rehabilitation Segment	$34,624	$31,671
International Segment	10,063	13,427
Domestic Surgical Implant Segment	2,460	3,119
Expenses not allocated to segments/Eliminations	(33,167)	(39,977)
Consolidated operating income	$13,980	$8,240

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales:
United States	$169,749	$173,584
Germany	16,747	20,240
Other Europe, Middle East, & Africa	28,614	35,641
Asia Pacific	3,051	3,100
Other	7,224	7,163
	$225,385	$239,728

10. INCOME TAXES

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of foreign taxes, including favorable adjustments related to prior year foreign taxes, deferred taxes on the assumed repatriation of foreign earnings and the favorable impact of new California legislation discussed below.

For the three months ended March 28, 2009, we recorded an income tax benefit of approximately $11.5 million, on pre-tax losses of approximately $25.6 million.  For the three months ended March 29, 2008, we recorded an income tax benefit of approximately $11.1 million, on pre-tax losses of approximately $35.0 million.

During the first quarter of 2009, the state of California enacted legislation which will allow corporate taxpayers to elect to use a single sales factor apportionment formula to apportion business income to California for tax years beginning on or after January 1, 2011. We anticipate making this election in fiscal year 2011 and thereafter. In the first quarter of 2009, we recorded a tax benefit of $4.0 million related to the enactment of this legislation which represents a reduction in our net deferred tax liabilities due to a lower effective state tax rate.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. For the three months ended March 28, 2009, our gross unrecognized tax benefit of $15.4 million as recorded on December 31, 2008 was increased by $0.5 million due to additional unrecognized tax benefits related to tax positions of prior years.  For the three months ended March 28, 2009, we also recognized an additional $0.2 million in interest and penalties.  We have $1.4 million accrued for the payment of interest and penalties accrued at March 28, 2009. We anticipate that approximately $0.6 million of gross uncertain tax positions related to our Compex acquisition will decrease in the next twelve months. In addition, we anticipate that $0.3 million of our remaining unrecognized tax positions, each of which are individually immaterial, may be recognized by March 27, 2010 as a result of a lapse of statue of limitations. Due to the adoption of SFAS 141R on January 1, 2009, all of our unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.4 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

11. COMMITMENTS AND CONTINGENCIES

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 30 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distribute through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We intend to discontinue our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Both manufacturers have indicated they would accept our tender of defense in these cases.  The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims.  In addition, our product liability carrier has accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of March 28, 2009 and December 31, 2008, we have accrued approximately $2.0 million and $1.8 million, respectively, for product liability claims expense based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving  one of our discontinued Surgical implant products and such products are excluded from coverage under our current policies.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In the first quarter of 2008, we received a U.S. Food and Drug Administration (“FDA”) Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we are in a position to address these areas of concern adequately. However, we cannot assure you that the FDA will not take further action along these lines in the future.

We are an authorized Medicare supplier and provide a variety of our products directly to Medicare beneficiaries and seek reimbursement from the applicable Medicare Administrative Contractor.  CIGNA Governmental Services (“CIGNA”) is that contractor in the western region of the United States.  As a Medicare supplier, we are subject to periodic audits of our operations, and in November 2008 we were advised that as a result of such an audit, CIGNA was asserting that we had been overpaid in the amount of approximately $6.0 million from January 1, 2006 to April 9, 2007.  This figure represented Medicare reimbursements for claims we submitted on Medicare beneficiaries for our bone growth stimulator product during that period of time.  The reason asserted by CIGNA that Medicare was not obligated to provide reimbursement on these claims is that we failed to maintain a California Home Medical Device Retail Exemptee License during such 15 month period.  We believe that this licensing program does not apply to our business and appealed the assessment of the overpayment.  In March 2009 we received a letter from CIGNA agreeing with our position and reversing the asserted overpayment entirely.  As a result, we reversed the $6.0 million liability we had accrued in November 2008.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names as defendants us and each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has not yet joined the Qui Tam action.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

12. RELATED PARTY TRANSACTIONS

In November 2007, Blackstone Management Partners V L.L.C. (“BMP”) agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For each of the three month periods ended March 28, 2009 and March 29, 2008, we recognized $1.8 million related to the monitoring fee. This is recorded as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

13. DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under SFAS 133.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.   At March 28, 2009 we have 55 foreign exchange forward contracts, with a fair market value of approximately $19.5 million and expire weekly throughout the fiscal year 2009.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in December 2009 (the notional amount was $470.0 million as of March 28, 2009).  In February 2009 we entered into two new interest rate swap agreements related to the Senior Secured Credit Facility.  The first agreement is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009.  The second agreement is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010.  We have designated these interest rate swap agreements as cash flow hedges under SFAS 133.

In accordance with SFAS No. 157, we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 28, 2009, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes the fair values of our derivative instruments, included within other current and non-current liabilities in our condensed consolidated balance sheets (in thousands):

	March 28, 2009	December 31, 2008
Liabilities:
Foreign exchange contracts	$16,494	$16,133
Interest rate swaps	18,767	13,272
Total derivative liabilities	$35,261	$29,405

The following table summarizes the effect our derivative instruments have on our condensed consolidated statements of operations (in thousands):

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Three Months Ended March 28, 2009
Foreign exchange contracts	Other income (expense), net	$(3,006)
Interest rate swaps	Interest expense	(3,377)
Total net gain/ (loss)		$(6,383)

Three Months Ended March 29, 2008
Foreign exchange contracts	Other income (expense), net	$380
Interest rate swaps	Interest expense	796
Total net gain/ (loss)		$1,176

14. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 20, 2007, DJOFL and its direct wholly-owned subsidiary, Finco, issued the 10.875% Notes with an aggregate principal amount of $575.0 million. On November 3, 2006, DJOFL and Finco issued the 11.75% Notes with an aggregate principal amount of $200.0 million. Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of the DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the “Guarantors”). The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the “Non-Guarantors”) do not guarantee the notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of March 28, 2009 and December 31, 2008 and for the three months ended March 28, 2009 and March 29, 2008, respectively.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 28, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$12,759	$17,985	$—	$30,744
Accounts receivable, net	—	133,179	32,805	—	165,984
Inventories, net	—	88,575	24,033	(9,804)	102,804
Deferred tax assets, net	—	35,991	276	(1,120)	35,147
Prepaid expenses and other current assets	118	18,420	3,238	(211)	21,565
Total current assets	118	288,924	78,337	(11,135)	356,244
Property and equipment, net	—	76,267	12,064	(1,641)	86,690
Goodwill	—	1,120,688	68,758	—	1,189,446
Intangible assets, net	—	1,210,234	31,459	—	1,241,693
Investment in subsidiaries	1,210,006	2,321,225	51,863	(3,583,094)	—
Intercompany receivable	1,230,039	—	—	(1,230,039)	—
Other non-current assets	47,100	(131)	2,234	—	49,203
Total assets	$2,487,263	$5,017,207	$244,715	$(4,825,909)	$2,923,276
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$30,573	$7,369	$1	$37,943
Long-term debt and capital leases, current portion	10,650	193	673	—	11,516
Other current liabilities	61,437	53,189	23,419	(211)	137,834
Total current liabilities	72,087	83,955	31,461	(210)	187,293
Long-term debt and capital leases, net of current portion	1,828,160	161	163	—	1,828,484
Deferred tax liabilities, net	—	303,927	11,302	(973)	314,256
Intercompany payable, net	8,828	1,140,508	89,757	(1,239,093)	—
Other non-current liabilities	—	13,161	87	—	13,248
Total liabilities	1,909,075	1,541,712	132,770	(1,240,276)	2,343,281
Membership equity	578,188	3,475,495	111,945	(3,585,633)	579,995
Total liabilities and membership equity	$2,487,263	$5,017,207	$244,715	$(4,825,909)	$2,923,276

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,373	$16,110	$—	$30,483
Accounts receivable, net	—	130,151	34,467	—	164,618
Inventories, net	—	86,533	21,183	(4,550)	103,166
Deferred tax assets, net	—	34,756	—	(717)	34,039
Prepaid expenses and other current assets	303	13,516	1,388	1,716	16,923
Total current assets	303	279,329	73,148	(3,551)	349,229
Property and equipment, net	—	75,875	12,316	(1,929)	86,262
Goodwill	—	1,120,690	70,876	—	1,191,566
Intangible assets, net	—	1,228,872	31,600	—	1,260,472
Investment in subsidiaries	1,119,504	1,119,058	52,461	(2,291,023)	—
Intercompany receivable	1,295,225	—	—	(1,295,225)	—
Other non-current assets	49,951	2,173	477	—	52,601
Total assets	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$33,566	$9,100	$86	$42,752
Long-term debt and capital leases, current portion	10,650	187	712	—	11,549
Other current liabilities	24,213	69,249	22,243	(338)	115,367
Total current liabilities	34,863	103,002	32,055	(252)	169,668
Long-term debt and capital leases, net of current portion	1,831,754	100	190	—	1,832,044
Deferred tax liabilities, net	—	318,826	9,195	1,482	329,503
Intercompany payable	—	1,209,321	85,904	(1,295,225)	—
Other non-current liabilities	—	8,716	90	—	8,806
Total liabilities	1,866,617	1,639,965	127,434	(1,293,995)	2,340,021
Membership equity	598,366	2,186,032	113,444	(2,297,733)	600,109
Total liabilities and membership equity	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$194,514	$60,979	$(30,108)	$225,385
Cost of sales	—	74,571	39,566	(29,662)	84,475
Gross profit	—	119,943	21,413	(446)	140,910
Operating expenses:
Selling, general and administrative	—	81,609	20,387	—	101,996
Research and development	—	5,062	741	—	5,803
Amortization of acquired intangibles	—	18,639	492	—	19,131
Operating income	—	14,633	(207)	(446)	13,980
Other income (expense):
Interest income	4,729	688	331	(5,412)	336
Interest expense	(38,430)	(4,776)	(803)	5,418	(38,591)
Other income (expense), net	19,393	(6,429)	(775)	(13,554)	(1,365)
Income (loss) before income taxes and noncontrolling interests	(14,308)	4,116	(1,454)	(13,994)	(25,640)
Provision (benefit) for income taxes	—	(10,636)	(835)	—	(11,471)
Noncontrolling Interest	—	—	139	—	139
Net income (loss)	$(14,308)	$14,752	$(758)	$(13,994)	$(14,308)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 29, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$196,763	$63,267	$(20,302)	$239,728
Cost of sales	—	79,378	36,057	(20,351)	95,084
Gross profit	—	117,385	27,210	49	144,644
Operating expenses:
Selling, general and administrative	—	88,894	21,720	(2)	110,612
Research and development	—	5,957	719	—	6,676
Amortization of acquired intangibles	—	18,590	526	—	19,116
Operating income	—	3,944	4,245	51	8,240
Other income (expense):
Interest income	15,749	1,442	152	(16,756)	587
Interest expense	(44,960)	(15,923)	(1,060)	16,756	(45,187)
Other income (expense), net	5,049	376	967	(5,049)	1,343
Income (loss) before income taxes and noncontrolling interests	(24,162)	(10,161)	4,304	(4,998)	(35,017)
Provision (benefit) for income taxes	—	(12,157)	1,102	—	(11,055)
Noncontrolling interests	—	—	200	—	200
Net income (loss)	$(24,162)	$1,996	$3,002	$(4,998)	$(24,162)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 28, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(14,308)	$14,752	$(619)	$(13,994)	$(14,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	5,302	889	(156)	6,035
Amortization of intangibles	—	18,639	492	—	19,131
Amortization of debt issuance costs	3,256	—	—	—	3,256
Stock-based compensation	—	569	—	—	569
loss on disposal of assets	—	83	72	2	157
Deferred income taxes	—	(14,262)	(22)	2,149	(12,135)
Non-cash income from subsidiaries	(19,393)	19,272	—	121	—
Provision for doubtful accounts and sales returns	—	9,041	179	—	9,220
Inventory reserves	—	855	105	—	960
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,111)	1,204	—	(10,907)
Inventories	—	(1,412)	(2,240)	3,392	(260)
Prepaid expenses, other assets and liabilities	185	(4,460)	261	(127)	(4,141)
Accounts payable and other current liabilities	31,730	(13,764)	1,884	42	19,892
Net cash (used in) provided by operating activities	1,470	22,504	2,205	(8,571)	17,608
INVESTING ACTIVITIES:
Acquisition of businesses, net cash acquired	—	(3,023)	(906)	—	(3,929)
Purchases of property and equipment	—	(6,953)	(1,072)	(134)	(8,159)
Other, net	—	175	—	—	175
Net cash (used in) provided by investing activities	—	(9,801)	(1,978)	(134)	(11,913)
FINANCING ACTIVITIES:
Intercompany	2,530	(14,247)	3,012	8,705	—
Payments on debt and revolving line of credit	(4,000)	(70)	(25)	—	(4,095)
Net cash (used in) financing activities	(1,470)	(14,317)	2,987	8,705	(4,095)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,339)	—	(1,339)
Net decrease in cash and cash equivalents	—	(1,614)	1,875	—	261
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$—	$12,759	$17,985	$—	$30,744

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 29, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(24,162)	$1,996	$3,202	$(4,998)	$(23,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	4,636	1,222	(197)	5,661
Amortization of intangibles	—	18,590	526	—	19,116
Amortization of debt issuance costs	3,506	—	—	—	3,506
Stock-based compensation	—	611	—	—	611
Asset impairments and loss on disposal of assets	—	115	57	(7)	165
Deferred income taxes	—	(12,208)	—	—	(12,208)
Non-cash income from subsidiaries	(5,049)	—	—	5,049	—
Provision for doubtful accounts and sales returns	—	4,264	176	—	4,440
Inventory reserves	—	1,449	69	—	1,518
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,393)	(3,779)	—	(16,172)
Inventories	—	3,682	944	(3)	4,623
Prepaid expenses, other assets and liabilities	(795)	(3,739)	1,075	—	(3,459)
Accounts payable and other current liabilities	42,212	(18,238)	(380)	—	23,594
Net cash provided by (used in) operating activities	15,712	(11,235)	3,112	(156)	7,433
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(675)	—	—	(675)
Proceeds from sale of assets	—	2	—	—	2
Purchases of property and equipment	—	(2,962)	(1,466)	156	(4,272)
Other, net	—	(450)	904	—	454
Net cash used in investing activities	—	(4,085)	(562)	156	(4,491)
FINANCING ACTIVITIES:
Intercompany	(16,231)	19,865	(3,634)	—	—
Payments on long-term obligations	—	(70)	(38)	—	(108)
Net cash provided (used in) by financing activities	(16,231)	19,795	(3,672)	—	(108)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,389	—	1,389
Net increase (decrease) in cash and cash equivalents	(519)	4,475	267	—	4,223
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of period	$—	$49,169	$18,525	$—	$67,694

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Some of these factors are described under the heading “Risk Factors” below. The section entitled “Risk Factors” contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings including our 2008 Annual Report on Form 10-K filed with the Commission on March 11, 2009, describe some important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker as defined by SFAS 131.  Prior to 2009, we included the international components of the Surgical non- U.S., Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three months ended March 28, 2009 reflects this new segmentation and the data for the three months ended March 29, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments:

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment, which generates its revenues in the United States, is divided into five main businesses:

•                  Bracing and Supports.  Our Bracing and Supports business unit offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.  This business unit also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

•                  Empi.  Our Empi business unit offers products in the category of home electrotherapy, iontophoresis, and home traction. This business also includes our Rehab Med + Equipment business (“RME”), which sells a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through a printed catalog and an on-line e-commerce site.

•                  Regeneration.  Our Regeneration business unit consists of our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, primarily athletes and people interested in improving their fitness to the competitive athlete, to assist athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

International Segment

Our International Segment, which generates most of its revenues in Europe, sells all of our products and certain third party products through a combination of direct sales representatives and independent distributors.

Domestic Surgical Implant Segment

Our Domestic Surgical Implant Segment develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market in the United States.

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

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three months ended March 28, 2009 and March 29, 2008, respectively. This information excludes intersegment and certain expenses not allocated to segments (which are primarily comprised of general corporate expenses for all periods presented). All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended
($ in thousands)	March 28, 2009	March 29, 2008
Domestic Rehabilitation:
Net sales	$154,446	$157,387
Gross profit	$98,445	$97,820
Gross profit margin	63.7%	62.2%
Operating income	$34,624	$31,671
Operating income as a percent of net segment sales	22.4%	20.1%
International:
Net sales	$55,636	$66,144
Gross profit	$31,505	$38,197
Gross profit margin	56.6%	57.7%
Operating income	$10,063	$13,427
Operating income as a percent of net segment sales	18.1%	20.3%
Domestic Surgical Implant:
Net sales	$15,303	$16,197
Gross profit	$11,898	$13,474
Gross profit margin	77.7%	83.2%
Operating income	$2,460	$3,119
Operating income as a percent of net segment sales	16.1%	19.3%

Acquisition of Donjoy Orthopaedics Pty. Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd., an Australian distributor of DJO products (“DJO Australia”), for a total cash compensation of $3.7 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is an additional amount payable to the selling shareholder of DJO Australia if certain revenue targets are met by December 31, 2009.  The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141R.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	March 28, 2009		March 29, 2008
Net sales	$225,385	100.0%	$239,728	100.0%
Cost of sales	84,475	37.5	95,084	39.7
Gross profit	140,910	62.5	144,644	60.3
Operating expenses:
Selling, general and administrative	101,996	45.2	110,612	46.1
Research and development	5,803	2.6	6,676	2.8
Amortization of acquired intangibles	19,131	8.5	19,116	8.0
Operating income	13,980	6.2	8,240	3.4
Other income (expense):
Interest income	336	0.1	587	0.2
Interest expense	(38,591)	(17.1)	(45,187)	(18.8)
Other income (expense), net	(1,365)	(0.6)	1,343	0.6
Loss before income taxes and noncontrolling interests	(25,640)	(11.4)	(35,017)	(14.6)
Benefit for income taxes	(11,471)	(5.1)	(11,055)	(4.6)
Noncontrolling interests	139	0.1	200	0.1
Net loss	$(14,308)	(6.3)%	$(24,162)	(10.1)%

Three Months Ended March 28, 2009 compared to Three Months Ended March 29, 2008

Net Sales.  Our net sales for the three months ended March 28, 2009 were $225.4 million, representing a decrease of 6.0% from net sales of $239.7 million for the three months ended March 29, 2008.  This decrease was primarily driven by $8.6 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended March 29, 2008 and fewer shipping days as the first quarter of 2009 had only 60.5 days compared to 63 days in the first quarter of 2008.

For the three months ended March 28, 2009, we generated 24.7% of our net sales from customers outside the United States as compared to 27.6% for the three months ended March 29, 2008. Additionally, sales of new products, which include products that have been on the market less than one year, were $15.2 million for the three months ended March 28, 2009, compared to new product sales of $13.8 million for the three months ended March 29, 2008.

The following table sets forth the mix of our net sales for the three months ended March 28, 2009 compared to the three months ended March 29, 2008:

	Three Months Ended
($ in thousands)	March 28, 2009	% of Net Revenues	March 29, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segment	$154,446	68.5%	$157,387	65.6%	$(2,941)	(1.9)%
International Segment	55,636	24.7	66,144	27.6	(10,508)	(15.9)
Domestic Surgical Implant Segment	15,303	6.8	16,197	6.8	(894)	(5.5)
Consolidated net sales	$225,385	100.0%	$239,728	100.0%	$(14,343)	(6.0)%

Net sales in our Domestic Rehabilitation Segment were $154.4 million for the three months ended March 28, 2009, reflecting a decrease of 1.9% from net sales of $157.4 million for the three months ended March 29, 2008. The decrease was driven primarily by fewer shipping days as the first quarter of 2009 had only 60.5 days compared to 63 days in the first quarter of 2008 and, to a lesser extent, a slowdown in certain customer purchasing due to the overall global economic decline.

Net sales in our International Segment for the three months ended March 28, 2009 were $55.6 million, reflecting a decrease of 15.9% from net sales of $66.1 million for the three months ended March 29, 2008. The decrease was driven primarily by $8.6 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended March 29, 2008 and fewer shipping days as the first quarter of 2009 had only 60.5 days compared to 63 days in the first quarter of 2008.

Net sales in our Domestic Surgical Implant Segment decreased to $15.3 million from $16.2 million for the three months ended March 28, 2009, representing a 5.5% decrease over the same period in the prior year. The decrease was driven primarily by fewer shipping days as the first quarter of 2009 had only 60.5 days as compared to 63 days in the first quarter of 2008 and a slight decline in sales for our knee product line.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 62.5% for the three months ended March 28, 2009 from 60.3% for the three months ended March 29, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year, partially offset by unfavorable changes in foreign exchange rates of approximately $6.0 million. Additionally, the increase in gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 63.7% for the three months ended March 28, 2009 from 62.2% for the three months ended March 29, 2008. The increase was primarily driven by by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our International Segment as a percentage of net sales decreased to 56.6% for the three months ended March 28, 2009 from 57.7% for the three months ended March 29, 2008.  The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $6.0 million partially offset by cost improvement initiatives implemented in the past year.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales decreased to 77.7% for the three months ended March 28, 2009 from 83.2% for the three months ended March 29, 2008. The decrease was primarily driven by lower margin sales and the overall economic decline.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $102.0 million for the three months ended March 28, 2009 from $110.6 million for the three months ended March 29, 2008 due to overall cost savings initiatives and $5.2 million of lower incremental costs as a result of our integration activities, partially offset by $4.2 million of costs related to the implementation of our new global ERP system. The following table sets forth certain non-recurring costs associated with our integration activities and ERP implementation:

	Three Months Ended
($ in thousands)	March 28, 2009	March 29, 2008
Employee severance and relocation expenses	$681	$1,060
Integration expenses	8,996	7,781
Reversal of reimbursement claims	(6,000)	—
ERP implementation	4,231	—
	$7,908	$8,841

Employee severance and relocation expenses for the three months ended March 28, 2009 included $0.3 million of severance payments made to employees in connection with restructuring at our international locations and $0.4 million of severance payments made to employees in connection with integration activities following the DJO Merger. Employee severance and relocation expenses for the three months ended March 29, 2008 included payments to former ReAble executives.  Integration expense for the three months ended March 28, 2009 included $3.9 million and $4.9 million of integration costs incurred in connection with restructuring at our international locations and the DJO Merger, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.  Integration expenses for the three months ended March 29, 2008 included $6.8 million of integration costs related the DJO Merger and certain other smaller acquisitions and $1.0 million of integration costs related to Blackstone’s 2006 acquisition of ReAble.

Research and Development.  Our research and development expense decreased to $5.8 million for the three months ended March 28, 2009 from $6.7 million for the three months ended March 29, 2008. As a percentage of net sales, research and development expense decreased slightly to 2.6% from 2.8% in the three months ended March 29, 2008.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles of $19.1 million for the three months ended March 28, 2009 is in line with the three months ended March 29, 2008.

Interest Expense.  Our interest expense decreased to $38.6 million for the three months ended March 28, 2009 from interest expense of $45.2 million for the three months ended March 29, 2008.  The decrease is primarily related to reduced interest rates.

Other Income (Expense).  Net other expense was $1.4 million for the three months ended March 28, 2009 as compared to net other income of $1.3 million for the three months ended March 29, 2008.  Both amounts primarily reflect net foreign currency transaction losses or gains.

Benefit for Income Taxes.  For the three months ended March 28, 2009, we recorded $11.5 million of income tax benefit on a pre-tax loss of $25.6 million.  For the three months ended March 29, 2008, we recorded $11.1 million of income tax benefit on a pre-tax loss of $35.0 million.

During the first quarter of 2009, the state of California enacted legislation which will allow corporate taxpayers to elect to use a single sales factor apportionment formula to apportion business income to California for tax years beginning on or after January 1, 2011. We anticipate making this election in fiscal year 2011 and thereafter. In the first quarter of 2009, we recorded a tax benefit of $4.0 million related to the enactment of this legislation which represents a reduction in our net deferred tax liabilities due to a lower effective state tax rate.

Liquidity and Capital Resources

As of March 28, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $30.7 million and $80.0 million of available borrowings under our revolving credit facility, described below. Working capital at March 28, 2009 was $169.0 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the three months ended March 28, 2009 and March 29, 2008 is as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash provided by operating activities	$17,608	$7,433
Cash used in investing activities	(11,913)	(4,491)
Cash used in financing activities	(4,095)	(108)
Effect of exchange rate changes on cash and cash equivalents	(1,339)	1,389
Net increase in cash and cash equivalents	$261	$4,223

Cash Flows

Operating activities provided cash of $17.6 million and $7.4 million for the three months ended March 28, 2009 and March 29, 2008, respectively. Cash provided by operating activities for the three months ended March 28, 2009 primarily reflected our net income after adjustment for non-cash charges and favorable net change in operating assets and liabilities. Cash provided by operating activities for the three months ended March 29, 2008 primarily reflects a positive net change in operating assets and liabilities partially offset by our net loss. Cash paid for interest was $3.6 million and $0.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

Investing activities used $11.9 million and $4.5 million of cash for the three months ended March 28, 2009 and March 29, 2008, respectively. Cash used in investing activities for the three months ended March 28, 2009 primarily consisted of purchases of property and equipment totaling $8.2 million, including $1.2 million for our new ERP system, and the acquisition of businesses for a total of $3.9 million, net of cash. Cash used in investing activities for the three months ended March 29, 2008 was primarily used for purchases of property and equipment amounting to $4.3 million.

Financing activities used $4.1 million and $0.1 million of cash for the three months ended March 28, 2009 and March 29, 2008, respectively. Cash used in financing activities for the three months ended March 28, 2009 and the three months ended March 29, 2008 represented net payments of $4.1 million and $0.1 million, respectively, on long-term debt and revolving lines of credit.

For the remainder of 2009, we expect to spend total cash of approximately $179.6 million for the following:

•    approximately $70.2 million for scheduled principal and estimated interest payments on our senior secured credit facility;

•    approximately $86.0 million for scheduled interest payments on our senior notes; and

•    approximately $23.4 million for capital expenditures, including $4.5 million for our ERP system.

In addition, we expect to spend up to an additional $27.7 million implementing our new ERP system capital project over approximately the next two years.

Indebtedness

As of March 28, 2009, we had approximately $1,840.0 million in aggregate indebtedness outstanding.

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

On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 13). The swap agreement amortizes through December 2009. As of March 28, 2009, the remaining notional amount of the swap was $ 470.0 million. In February 2009, we entered into two interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010. As of March 28, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility 3.9%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to Adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of March 28, 2009, we were required to maintain a senior leverage ratio not to exceed 4.65:1. At March 28, 2009 our senior leverage ratio was 4.13:1.

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 28, 2009, measured on that date, was 1.64:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of March 28, 2009:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.65:1	4.13:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.64:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended March 28, 2009. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

(in thousands)	Three Months Ended March 28, 2009	Twelve Months Ended March 28, 2009
	(unaudited)
Net loss	$(14,308)	$(87,932)
Interest expense, net	38,255	165,155
Income tax benefit	(11,471)	(49,487)
Depreciation and amortization	25,166	122,940
Non-cash items (a)	597	1,367
Non-recurring items (b)	7,908	43,392
Other adjustment items, before cost savings (c)	3,361	21,145
Other adjustment items—future cost savings applicable for twelve month period only (d)	NA	33,857
Adjusted EBITDA	$49,508	$250,437

(a)           Non-cash items are comprised of the following:

(in thousands)	Three Months Ended March 28, 2009	Twelve Months Ended March 28, 2009
	(unaudited)
Stock compensation expense	$569	$1,339
Loss on disposal of assets	28	28
Total non-cash items	$597	$1,367

(b)           Non-recurring items are comprised of the following:

(in thousands)	Three Months Ended March 28, 2009	Twelve Months Ended March 28, 2009
	(unaudited)
Employee severance and relocation (1)	$681	$10,858
Integration expense (2)	2,996	23,056
ERP Implementation	4,231	9,478
Total non-recurring items	$7,908	$43,392

(1)           Employee severance and relocation for the three months ended March 28, 2009 included $0.3 million of severance payments made to employees in connection with restructuring at our international locations and $0.4 million of severance payments made to employees in connection with integration activities following the DJO Merger.   Employee severance and relocation for the twelve months ended March 28, 2009, included $2.8 million of separation expense in connection with the termination of one of the Company’s executive officers and $8.1 million of employee severance incurred in connection with the DJO Merger, certain other acquisitions, and restructuring at our international locations.

(2)           Integration expense for the three months ended March 28, 2009 included $3.9 million and $4.9 million of integration costs incurred in connection with restructuring at our international locations and the DJO Merger, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.  Integration expense for the twelve months ended March 28, 2009 included $23.9 million, $1.5 million, and $3.9 million of integration costs incurred in connection with the DJO Merger, restructuring at our international locations and certain other smaller acquisitions, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.

(c)           Other adjustment items, before future cost savings, are comprised of the following:

(in thousands)	Three Months Ended March 28, 2009	Twelve Months Ended March 28, 2009
	(unaudited)
Blackstone monitoring fee	$1,750	$7,000
Other transaction fees	62	525
Noncontrolling interest	139	988
Pre-acquisition EBITDA(1)	—	1,432
Other(2)	1,410	11,200
Total other adjustment items, before cost savings	$3,361	$21,145

(1)   Represents pre-acquisition adjusted EBITDA for the acquisition of DJO Australia.

(2)   Other adjustment items for the three months ended March 28, 2009 included net foreign currency transaction (gains) losses.  Other adjustment items for the twelve months ended March 28, 2009 included net foreign currency transaction losses of $12.3 million partially offset by a favorable $1.1 million settlement of a litigation contingency.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the three months ended March 28, 2009 and March 29, 2008, we reserved for and reduced gross revenues from third party payors by 31% and 34%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 68% and 72% of our net revenues for the three months ended March 28, 2009 and March 29, 2008, respectively, and approximately 62% and 65% of our net accounts receivable for the three months ended March 28, 2009 and March 29, 2008, respectively. We experienced write-offs of less than 1% of related net revenues for the three months ended March 28,

2009 and March 29, 2008, respectively. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 32% and 28% of our net revenues for the three months ended March 28, 2009 and March 29, 2008, respectively, and approximately 38% and 35% of our net accounts receivable for the three months ended March 28, 2009 and March 29, 2008, respectively. For the three months ended March 28, 2009 and March 29, 2008, we estimate bad debt expense to be approximately 8% and 5%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

Our gross deferred tax asset balance was approximately $180.0 million at March 28, 2009 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 10 to our unaudited condensed consolidated financial statements). As of March 28, 2009, we maintained a valuation allowance of $7.1 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with prior year acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of March 28, 2009, we had $1,054.4 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of December 2009 (the notional amount was $470.0 million as of March 28, 2009). In February 2009, we entered into two interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010. The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of March 28, 2009 and December 31, 2008 was a loss of approximately $18.8 million and $13.3 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swaps would have impacted our earnings and cash flow, for the three months ended March 28, 2009, by approximately $0.1 million. Our senior debt of approximately $775.0 million consisted of fixed rate debt at December 31, 2008. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three months ended March 28, 2009, our average monthly sales denominated in foreign currencies was approximately $16.0 million, of which $13.3 million was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of March 28, 2009, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $16.5 million. For the three months ended March 28, 2009, we recognized a loss in the statement of operations on Mexico Peso forward contracts of approximately $3.0 million.  For the three months ended March 29, 2008, we recognized a gain in the statement of operations on Mexico Peso forward contracts of approximately $0.4 million.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, the design and operation of our disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives at a reasonable assurance level.

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

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 30 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distribute through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We intend to discontinue our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases both to the manufacturers who have supplied these pumps to us and to our product liability carrier. Both manufacturers have indicated they would accept our tender of defense in these cases.  The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims.  In addition, our product liability carrier has accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We currently carry product liability insurance up to a limit of $25.0 million, subject to a deductible of $50,000 on non-invasive products and a deductible of $250,000 on invasive products and an aggregate deductible of $750,000 for all product liability claims. Our insurance policy is subject to annual renewal. We believe our current product liability insurance coverage is adequate. In 2003, we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies. The estimated exposure for these claims has been accrued for in our condensed consolidated balance sheet as of that date. While we believe that our product liability coverage is adequate for the exposure we face today, future product liability claims that could be made against us could significantly exceed the coverage limit of our policies or such insurance coverage may not continue to be available on commercially reasonable terms or at all. Additionally, we are also subject to the risk that our insurers will exclude from coverage claims made against us or the risk that insurers may become insolvent.

We are an authorized Medicare supplier and provide a variety of our products directly to Medicare beneficiaries and seek reimbursement from the applicable Medicare Administrative Contractor. CIGNA Government Services is that contractor in the western region of the United States. As a Medicare supplier, we are subject to periodic audits of our operations, and, in November 2008, we were advised that as a result of such an audit, CIGNA was asserting that we had been overpaid in the amount of approximately $6 million from January 1, 2006 to April 9, 2007. This figure represented Medicare reimbursements for claims we submitted on behalf of Medicare beneficiaries for our bone growth stimulator product during that period of time. The reason asserted by CIGNA that Medicare was not obligated to provide reimbursement on these claims is that we failed to maintain a California Home Medical Device Retail Exemptee License during such 15 month period. We believe that this licensing program does not apply to our business and appealed the assessment of the overpayment.  In March 2009 we received a letter from CIGNA agreeing with our position and reversing the asserted overpayment entirely.  As a result, we reversed the $6.0 million liability we had accrued in November 2008.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names as defendants us and each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has not yet joined the Qui Tam action.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s 2008 Annual Report on Form 10-K filed with the Commission on March 11, 2009. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.  OTHER INFORMATION

(a)       Changes to 2008 Option Awards.  As previously disclosed in the Compensation Disclosure and Analysis section of the Company’s Form 10-K for the year ended December 31, 2008 and as described above in Note 8 to Unaudited Condensed Consolidated Financial Statements, which disclosure is incorporated herein by this reference, during March 2009 the Company’s Compensation Committee made modifications to the terms of the outstanding options under the 2007 Incentive Stock Plan and adopted a new form of stock option agreement to be used in connection with future grants. The new Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan to be entered into in connection with future option grants and the Form of Amendment No. 1 to Nonstatutory Stock Option Agreement to be entered into with the holders of outstanding options are attached to this Report as Exhibits 10.1 and 10.2, respectively.

(b)      None.

ITEM 6.  EXHIBITS

(a)       Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K, filed on March 28, 2008).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2008 (File No. 333-142188)).
10.1+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan.
10.2+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement.
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+              Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 6, 2009	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President, Chief Executive Officer and Director (Authorized Signatory)

Date: May 6, 2009	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory)