Form 10-Q
period 2009-06-27
DJO Finance LLC
filed 2009-07-31
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

As of July 31, 2009, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 27, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$41,869	$30,483
Accounts receivable, net	162,819	164,618
Inventories, net	98,799	103,166
Deferred tax assets, net	35,087	34,039
Prepaid expenses and other current assets	20,099	16,923
Total current assets	358,673	349,229
Property and equipment, net	82,971	86,262
Goodwill	1,180,454	1,191,566
Intangible assets, net	1,224,106	1,260,472
Other non-current assets	47,476	52,601
Total assets	$2,893,680	$2,940,130

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$45,453	$42,752
Accrued interest	20,888	10,966
Long-term debt and capital leases, current portion	11,314	11,549
Other current liabilities	102,213	104,401
Total current liabilities	179,868	169,668
Long-term debt and capital leases, net of current portion	1,814,161	1,832,044
Deferred tax liabilities, net	317,378	329,503
Other non-current liabilities	10,094	8,806
Total liabilities	2,321,501	2,340,021

Commitments and contingencies

Membership equity:
Additional paid-in capital	825,661	824,235
Accumulated deficit	(249,235)	(221,842)
Accumulated other comprehensive loss	(6,276)	(4,027)
DJO Finance LLC membership equity	570,150	598,366
Noncontrolling interests	2,029	1,743
Total membership equity	572,179	600,109
Total liabilities and membership equity	$2,893,680	$2,940,130

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$235,112	$241,352	$452,765	$473,386
Cost of sales	82,156	85,836	161,156	175,300
Gross profit	152,956	155,516	291,609	298,086
Operating expenses:
Selling, general and administrative	108,605	115,027	209,205	223,943
Research and development	6,162	7,230	11,965	13,906
Amortization of acquired intangibles	19,171	19,140	38,302	38,256
Operating income	19,018	14,119	32,137	21,981
Other income (expense):
Interest income	202	263	538	850
Interest expense	(39,555)	(42,495)	(78,146)	(87,682)
Other income, net	2,967	288	1,587	1,631
Loss from continuing operations before income taxes	(17,368)	(27,825)	(43,884)	(63,220)
Benefit for income taxes	(4,995)	(6,725)	(16,932)	(17,936)
Loss from continuing operations	(12,373)	(21,100)	(26,952)	(45,284)
Income (loss) from discontinued operations, net of tax	(577)	597	(167)	819
Net loss	(12,950)	(20,503)	(27,119)	(44,465)
Less: Net income attributable to noncontrolling interests	135	295	274	495
Net loss attributable to DJO Finance LLC	$(13,085)	$(20,798)	$(27,393)	$(44,960)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES:
Net loss	$(27,119)	$(44,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	12,969	11,192
Amortization of intangibles	38,302	38,256
Amortization of debt issuance costs	6,457	6,849
Stock-based compensation	1,426	1,227
Loss on disposal of assets	253	1,176
Deferred income taxes	(18,109)	(19,766)
Provision for doubtful accounts and sales returns	17,375	10,040
Inventory reserves	2,157	2,727
Gain on disposal of discontinued operations	(458)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(15,061)	(27,635)
Inventories	(206)	3,235
Prepaid expenses, other assets and liabilities	(2,952)	903
Accrued interest	(9,922)	17,807
Accounts payable and other current liabilities	19,545	(6,731)
Net cash provided by (used in) operating activities	24,657	(5,185)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(4,046)	(89)
Acquisition of intangible assets	(53)	(1,060)
Purchases of property and equipment	(11,605)	(12,555)
Proceeds from sale of discontinued operations	21,846	—
Other, net	422	933
Net cash provided by (used in) investing activities	6,564	(12,771)
FINANCING ACTIVITIES:
Proceeds from debt and revolving line of credit	55,072	7,000
Payments of revolving line of credit	(73,996)	(10,137)
Net cash used in financing activities	(18,924)	(3,137)
Effect of exchange rate changes on cash and cash equivalents	(911)	1,135
Net increase (decrease) in cash and cash equivalents	11,386	(19,958)
Cash and cash equivalents at beginning of period	30,483	63,471
Cash and cash equivalents at end of period	$41,869	$43,513
Supplemental disclosures of cash flow information:
Cash paid for interest	$61,653	$63,518
Cash paid for income taxes	$15	$2,365
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$1,889	$—

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

In the first quarter of 2009, we changed how we report our segmented financial information in accordance with Financial Accounting Standards Statement (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  Our restated segment information now reflects the international components of all of our businesses within our International segment.

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

The accompanying unaudited condensed consolidated financial statements as of June 27, 2009 and for the three and six months ended June 27, 2009 and June 28, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements as of June 27, 2009 and for the three and six months ended June 27, 2009 and June 28, 2008 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.  At July 31, 2009, there are no material subsequent events requiring additional disclosure in or amendment to our financial statements.

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

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) we capitalize costs of internally developed software during the development stage.  Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  Recently we began implementing a new ERP system resulting in approximately $3.5 million of capitalized software costs as of June 27, 2009.

Derivative Financial Instruments.

We account for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under SFAS 133.  We account for our foreign forward contracts in accordance with SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in the fair values of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.   At June 27, 2009, the fair value of our foreign exchange forward contracts was a loss of $12.6 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap Agreements

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  We have designated these interest rate swap agreements as cash flow hedges and account for our interest rate swap agreements in accordance with SFAS 133 and SFAS 157.  At June 27, 2009, the fair value of our interest rate swap agreements was a loss of $17.8 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

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

Comprehensive loss consists of the following for the three and six months ended June 27, 2009 (in thousands):

	Three Months			Six Months
	DJO Finance LLC	Non- controlling Interests	Total	DJO Finance LLC	Non- controlling Interests	Total
Net loss, as reported	$(12,950)	$(135)	$(13,085)	$(27,119)	$(274)	$(27,393)
Foreign currency translation adjustments	4,747	—	4,747	1,653	—	1,653
Change in fair value of interest rate swap agreements, net of tax	(556)	—	(556)	(3,902)	—	(3,902)
Comprehensive loss	$(8,759)	$(135)	$(8,894)	$(29,368)	$(274)	$(29,642)

Comprehensive loss consists of the following for the three and six months ended June 28, 2008 (in thousands):

	Three Months			Six Months
	DJO Finance LLC	Non- controlling Interests	Total	DJO Finance LLC	Non- controlling Interests	Total
Net loss, as reported	$(20,503)	$(295)	$(20,798)	$(44,465)	$(495)	$(44,960)
Foreign currency translation adjustments	(149)	—	(149)	4,052	—	4,052
Change in fair value of interest rate swap agreements, net of tax	3,284	—	3,284	(2,708)	—	(2,708)
Comprehensive loss	$(17,368)	$(295)	$(17,663)	$(43,121)	$(495)	$(43,616)

Reclassifications.  The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications to prior year consolidated financial statements to conform to the current year presentation.

Discontinued Operations.  In determining whether a group of assets disposed of (or to be disposed of) should be presented as a discontinued operation, we make a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). We also determine whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from our ongoing operations as a result of the disposal transaction and whether we have no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in our condensed consolidated financial statements. See Note 3 for a summary of discontinued operations.

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) which makes the Codification the source of authoritative US Generally Accepted Accounting Principles recognized by the FASB and applied to non-governmental entities.  The statement is effective for interim periods and fiscal years ending after September 15, 2009.   We will adopt this statement in our third quarter ending September 26, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”) which amends certain requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest entities” (“FIN 46”), including the addition of entities previously considered qualifying special-purpose entities.  The statement is effective for fiscal years beginning after November 15, 2009.  We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for the Transfers of Financial Assets as amendment of FASB Statement No. 140” (“SFAS 166”) which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”).  SFAS 166 makes the following amendments to SFAS 140: 1) removes concept of qualifying special-purpose entities from SFAS 140; 2) modifies the financial components approach used and limits the circumstances in which a transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements; 3) establishes conditions for reporting a transfer of a portion of a financial asset as a sale; 4) redefines a participating interest; 5) clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer, even if not entered into at the time of the transfer; 6) clarifies that the transferor must evaluate whether it, its consolidated affiliates included in the financial statements being presented, or its agency effectively control the transferred financial asset directly or indirectly; 7) requires that the transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the a transfer of an entire asset or group of financial assets accounted for as a sale; 8) removes special provisions for guaranteed mortgage securitizations to require them to be treated that same as any other transfer of financial assets; 9) Removes fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meet the conditions for sale accounting at fair value; and 10) requires enhanced disclosures.  The statement is effective for fiscal years beginning after November 15, 2009.  We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In May 2009, the FASB issued, and we adopted, SFAS No. 165, “Subsequent Events” (“SFAS 165”) which requires entities to disclose certain events that occur after the balance sheet date but before the financial statements are issued.  In addition SFAS 165 requires entities to disclose the date through which the entity evaluated subsequent events and the basis for such date (See Note 16).

We have adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) as of January 1, 2009, which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFA 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect their financial performance, and cash flows.  Except for adding the required disclosures (see Note 15), the adoption of SFAS 161 had no impact on our consolidated financial statements.

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

Acquisition of DonJoy Orthopaedics Pty., Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd. an Australian distributor of DJO products (“DJO Australia”), for a total cash compensation of $3.7 million.  Our primary reason for the acquisition of DJO Australia was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is an additional amount payable to the selling shareholder of DJO Australia if certain revenue targets are met by December 31, 2009.

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with SFAS 141R.  The purchase price was allocated as follows to the fair values of the net tangible and intangible asset acquired:

DJO Australia
Cash	$912
Accounts receivable	397
Inventories	725
Other assets	12
Liabilities assumed	(636)
Intangible assets	1,614
Deferred tax liability	(484)
Goodwill	899
Total purchase price	$3,439

The purchase price allocation of the DJO Australia acquisition included approximately $1.6 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. This value was based upon an estimate of the future discounted cash flows that would be derived from those customers.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. For the DJO Australia acquisition, a value of approximately $0.9 million, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

3. DISCONTINUED OPERATIONS

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.0 million plus an additional payment for certain outstanding liabilities.  Our ETS business, which was included within our Domestic Rehabilitation Segment, sold a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through printed catalog and an on-line e-commerce site.  Financial data for the three and six months ended June 27, 2009 and June 28, 2008 related to discontinued operations includes the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total revenues	$5,719	$8,449	$13,450	$16,143

Pre-tax income	$6,018	$979	$6,894	$1,357
Income tax provision	6,595	382	7,061	538
Net (loss) income	$(577)	$597	$(167)	$819

Included within discontinued operations for the three and six months ended June 27, 2009 is a pre-tax gain on disposal of discontinued operations of $6.9 million. The effective tax rate of the discontinued operations for the six months ended June 27, 2009 is 102%, and differs from the amount which would have been recorded using the US statutory tax rate due primarily to a large difference in the book and tax basis of goodwill.

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	June 27, 2009	June 28, 2008
Balance, beginning of period	$36,521	$32,417
Provision for doubtful accounts and sales returns	17,375	10,040
Write-offs, net of recoveries	(9,345)	(13,566)
Balance, end of period	$44,551	$28,891

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 27, 2009	December 31, 2008
Components and raw materials	$30,788	$34,015
Work in process	5,695	5,310
Finished goods	52,704	59,835
Inventory held on consignment	24,659	21,804
	113,846	120,964
Less—inventory reserves	(15,047)	(17,798)
	$98,799	$103,166

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 27, 2009	June 28, 2008
Balance, beginning of period	$17,798	$18,996
Provision charged to cost of sales	2,157	2,727
Write-offs, net of recoveries	(4,908)	(5,324)
Balance, end of period	$15,047	$16,399

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. GOODWILL AND INTANGIBLE ASSETS

A summary of adjustments to our goodwill balance for the six months ended June 27, 2009 is as follows (in thousands):

Balance, beginning of period	$1,191,566
Sale of a business	(11,986)
Foreign currency translation	(25)
Acquisitions (See Note 2)	899
Balance, end of period	$1,180,454

Identifiable intangible assets consisted of the following as of June 27, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,662	$(75,505)	$383,157
Customer-based	480,001	(76,835)	403,166
	$938,663	$(152,340)	786,323
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated Foreign currency translation adjustments			2,516
Net identifiable intangible assets			$1,224,106

Identifiable intangible assets consisted of the following as of December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,612	$(56,501)	$402,111
Customer-based	478,387	(57,537)	420,850
	$936,999	$(114,038)	822,961
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated foreign currency translation adjustments			2,244
Net identifiable intangible assets			$1,260,472

Our amortizable intangible assets are being amortized over the estimated useful lives of 10 and nine years on a weighted average basis for technology-based and customer-based intangible assets, respectively.

Estimated amortization expense related to identifiable intangible assets for the next five years and thereafter is as follows (in thousands):

Remaining 2009	$38,303
2010	75,478
2011	74,021
2012	72,650
2013	67,797
Thereafter	458,074
$786,323

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 27, 2009	December 31, 2008
Wages and related expenses	$23,873	$21,695
Commissions and royalties	12,281	13,799
Taxes	5,307	4,943
Professional fees	4,443	2,453
Rebates	4,030	4,812
Accrued ERP costs	7,116	6,763
Interest rate swap derivatives	16,737	13,272
Restructuring Costs	4,730	2,505
Other accrued liabilities	23,696	34,159
	$102,213	$104,401

8. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	June 27, 2009	December 31, 2008
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($10.1 million and $10.9 million at June 27, 2009 and December 31, 2008, respectively)	$1,041,561	$1,043,404
Revolving loans outstanding under Senior Secured Credit Facility	8,000	24,000
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	598	891
Capital lease obligations and other	316	298
	1,825,475	1,843,593
Less current portion	(11,314)	(11,549)
Long-term debt and capital leases, net of current portion	$1,814,161	$1,832,044

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consists of a six and a half-year $1,065.0 million term loan facility maturing May 2014 and a six-year $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The original $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. The market value of our term loan facility was approximately $946.4 million as of June 27, 2009 and was determined using trading prices for our term loan on or near that date. As of June 27, 2009, $8.0 million related to our revolving credit facility was outstanding. The market value of our revolving credit facility was approximately $6.8 million as of June 27, 2009 and was determined using trading prices for our revolving credit on or near that date.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See note 15).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205%. This swap agreement amortizes through December 2009. As of June 27, 2009, the remaining notional amount of the swap was $450.0 million. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010. As of June 27, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.7%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to us attaining certain leverage ratios. We must also pay customary letter of credit fees.

Principal Payments.  We are required to pay annual payments in equal quarterly installments on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount through February 2014, with any remaining amount payable in May 2014. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity.

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJO Finance LLC (“DJOFL”) and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity. We have not been required to make any mandatory pre-payments through June 27, 2009.  We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a declining maximum senior secured leverage ratio of 4.50:1 as of the twelve months ended June 27, 2009 and stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of June 27, 2009.

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

The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $503.1 million as of June 27, 2009 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of June 27, 2009, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $144.0 million as of June 27, 2009 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

Debt Issue Costs

We incurred $24.5 million, $10.2 million, and $30.7 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at June 27, 2009 and December 31, 2008. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

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

Employee Stock Options

During the six months ended June 27, 2009 we granted 594,782 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees.

We recorded non-cash compensation expense of approximately $0.8 million and $1.3 million in the three and six months ended June 27, 2009, respectively, associated with stock options issued under the 2007 Plan. We recorded non-cash compensation expense of approximately $0.6 million and $1.2 million in the three and six months ended June 28, 2008, respectively, associated with stock options issued under the 2007 Plan. We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement. We reassess at each reporting period whether achievement of the pre-determined performance targets based on the financial metrics discussed above is probable for the options related to the Performance-Based Tranche to vest.

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

We record expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options previously modified during the first quarter of 2008 and reallocated to the Time-Based and Performance-Based Tranches.  The expense related to the previously modified options is recognized ratably over the expected term of the stock options using the original grant-date fair value regardless of the probability of achieving the performance conditions.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. During 2008 we did not recognize compensation expense associated with our Performance-Based Tranche as the performance targets under the original grant were not achieved.  As a result of the modification of the 2009 targets and our actual results for the six months ended June 27, 2009, we now believe that it is probable that we will achieve the 2009 performance targets.  As such, for the six months ended June 27, 2009, we recognized compensation expense for the modified options and the annual portion of the tranche associated with the 2008 options that were not previously vested.  To date, no amount has been recorded for the Enhanced Performance-Based Tranche, as achievement of the performance component is not deemed probable at this time.

As a result of the 2009 modification and in accordance with FAS 123 (R), we will no longer use the original grant date fair value to measure compensation cost and have re-assessed the assumptions used to determine the fair value of options at the date of modification. The following table presents the assumptions we used in calculating the fair value of employee stock options for the six months ended June 27, 2009 and June 28, 2008:

	Six Months Ended
	June 27, 2009	June 28, 2008
Expected dividends	0.0%	0.0%
Expected volatility	34.4%	27.4% - 60.0%
Risk-free rate	2.3%	3.22% - 4.7%
Expected term (in years)	6.3 years	4.7 - 7.1 years

Non-Employee Stock Options

During the six months ended June 27, 2009 we have granted 800 stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order to vest in the options granted.  Non-employee options are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  In accordance with EITF 96-18, the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.  We recorded non-cash compensation expense of approximately $63,000 and $147,000 thousand for the three and six months ended June 27, 2009, respectively and approximately $15,000 in each of the three and six month periods ended June 28, 2008, associated with non-employee stock options issued under the 2007 Plan.

10. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker as defined by SFAS 131.  Prior to 2009, we included the international components of the Surgical non-U.S., Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three and six months ended June 27, 2009 reflects this new segmentation and the data for the three and six months ended June 28, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments.

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

•                  Empi.  Our Empi business unit offers products in the categories of home electrotherapy, iontophoresis, and home traction.

•                  Regeneration.  Our Regeneration business unit primarily sells of our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the categories of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, ranging from people interested in improving their fitness to competitive athletes, to assist in athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

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

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales:
Domestic Rehabilitation Segment	$160,095	$155,889	$306,809	$305,582
International Segment	58,639	70,165	114,275	136,309
Domestic Surgical Implant Segment	16,378	15,298	31,681	31,495
Consolidated net sales	$235,112	$241,352	$452,765	$473,386

Gross profit:
Domestic Rehabilitation Segment	$106,199	$99,732	$202,387	$195,478
International Segment	34,706	43,860	66,211	82,057
Domestic Surgical Implant Segment	12,864	12,502	24,762	25,976
Expenses not allocated to segments/Eliminations	(813)	(578)	(1,751)	(5,425)
Consolidated gross profit	$152,956	$155,516	$291,609	$298,086

Operating income:
Domestic Rehabilitation Segment	$45,395	$32,740	$79,137	$64,033
International Segment	12,868	18,137	22,931	31,564
Domestic Surgical Implant Segment	3,717	3,097	6,177	6,216
Expenses not allocated to segments/Eliminations	(42,962)	(39,855)	(76,108)	(79,832)
Consolidated operating income	$19,018	$14,119	$32,137	$21,981

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales:
United States	$170,725	$171,187	$332,743	$337,077
Germany	17,953	20,980	34,700	41,220
Other Europe, Middle East, & Africa	32,779	38,045	61,393	73,686
Asia Pacific	3,798	3,418	6,848	6,518
Other	9,857	7,722	17,081	14,885
	$235,112	$241,352	$452,765	$473,386

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

For the three and six months ended June 27, 2009, we recorded an income tax benefit of approximately $5.0 million and $16.9 million, respectively, on pre-tax losses of approximately $17.4 million and $43.9 million, respectively.  For the three and six months ended June 28, 2008, we recorded an income tax benefit of approximately $6.7 million and $17.9 million, respectively, on pre-tax losses of approximately $27.8 million and $63.2 million, respectively.

During the first quarter of 2009, the state of California enacted legislation which will allow corporate taxpayers to elect to use a single sales factor apportionment formula to apportion business income to California for tax years beginning on or after January 1, 2011. We anticipate making this election in fiscal year 2011 and thereafter. In the first quarter of 2009, we recorded a tax benefit of $3.8 million related to the enactment of this legislation which represents a reduction in our net deferred tax liabilities due to a lower effective state tax rate.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. At December 31, 2008, our gross unrecognized tax benefits were $15.4 million.  For the three and six months ended June 27, 2009, we increased (decreased) our gross unrecognized tax benefits by ($0.2) million and $0.3 million, respectively, due to additions and settlements of unrecognized tax benefits related to tax positions of prior years.  For the three and six months ended June 27, 2009, we recognized an additional $0.1 million and $0.3 million, respectively, in interest and penalties.  Our total gross unrecognized tax benefits were $15.7 million at June 27, 2009, including $1.5 million related to interest and penalties.  We anticipate that approximately $0.6 million of gross uncertain tax positions related to our Compex acquisition will decrease in the next twelve months. In addition, we anticipate that $0.3 million of our remaining unrecognized tax positions, each of which are individually immaterial, may be recognized by June 27, 2010 as a result of a lapse of statute of limitations. Due to the adoption of SFAS 141R on January 1, 2009, all of our unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.4 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

12. RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of our Chattanooga activities is expected to take approximately nine to12 months to complete. As a result of this transition, we expect to incur approximately $6.0 million to $8.0 million of cash expenses, mainly related to one-time termination benefits and employee retention.

A summary of the activity relating to the restructuring for the three and six month period ended June 27, 2009 is as follows (in thousands):

Severance & Employee Retention
Balance, beginning of period	$—
Expensed during period	985
Payments made during period	(25)
Balance, end of period	$960

Expenses incurred related to the transition of our Chattanooga activities are recorded within selling, general and administrative expense on our statement of operations.

13. COMMITMENTS AND CONTINGENCIES

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 45 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carrier and to our product liability carrier. The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims, but we are still seeking confirmation from the two manufacturers that they will indemnify us under the respective distribution agreements in the event that the coverage under their respective insurance policies is insufficient.  Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We maintain product liability insurance which is subject to annual renewal and our recently renewed policy (together with excess policies) provides for coverage of up to a limit of $25.0 million, subject to a self-insured retention of $50,000 on non-invasive products (other than our IceMan cold therapy product), a self-insured retention of $250,000 on invasive products (other than our pain pump products) and a self-insured retention of $500,000 for pain pumps and the IceMan cold therapy product, with an aggregate deductible of $1.0 million for all product liability claims. We believe our current product liability insurance coverage is adequate. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of June 27, 2009 and December 31, 2008, we have accrued approximately $1.9 million and $1.8 million, respectively, for product liability claims expenses based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued Surgical implant products and such products are excluded from coverage under our current policies.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In the first quarter of 2008, we received a U.S. Food and Drug Administration (“FDA”) Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga business unit of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we have addressed these areas of concern adequately. In a recent FDA audit of our Chattanooga facility, as a follow-up to the warning letter we received in June 2008, the FDA issued no Form 483 “Inspectional Observations.”  However, we cannot assure you that the FDA will not take further action along these lines in the future.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names as defendants us and each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has decided not to intervene in the Qui Tam action at this time.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

14. RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of our major shareholder,  provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For each of the three and six month periods ended June 27, 2009 and June 28, 2008, we recognized $1.75 million and $3.5 million, respectively, related to the monitoring fee, which is recorded as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

15. DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under SFAS 133.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  At June 27, 2009, we had 34 foreign exchange forward contracts, with a notional amount of $12.9 million and an aggregate fair market value of approximately $12.6 million. These foreign exchange forward contracts expire weekly throughout the fiscal year 2009.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in December 2009 (the notional amount was $450.0 million as of June 27, 2009).  In February 2009 we entered into two new non-amortizing interest rate swap agreements related to the Senior Secured Credit Facility.  The first agreement is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009 (the notional amount was $550.0 million as of June 27, 2009).  The second agreement is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010.  We have designated these interest rate swap agreements as cash flow hedges under SFAS 133.

In accordance with SFAS No. 157, we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 27, 2009, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes our derivative instruments, which, since the fair values reflect losses are, included within other current and non-current liabilities in our condensed consolidated balance sheets (in thousands):

	June 27, 2009	December 31, 2008
Liabilities:
Foreign exchange contracts	$366	$4,162
Interest rate swaps	17,853	13,272
Total derivative liabilities	$18,219	$17,434

The following table summarizes the effect our derivative instruments have on our condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of Gain or (Loss)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Foreign exchange contracts	Other income (expense), net	$(366)	$371	$(3,372)	$751
Interest rate swaps	Interest expense	(4,251)	(1,877)	(7,628)	(1,081)
Total net loss		$(4,617)	$(1,506)	$(11,000)	$(330)

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of June 27, 2009 and December 31, 2008 and for the three and six months ended June 27, 2009 and June 28, 2008, respectively.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$27,350	$14,519	$—	$41,869
Accounts receivable, net	—	126,024	36,795	—	162,819
Inventories, net	—	79,064	24,490	(4,755)	98,799
Deferred tax assets, net	—	35,960	289	(1,162)	35,087
Prepaid expenses and other current assets	73	16,066	3,960	—	20,099
Total current assets	73	284,464	80,053	(5,917)	358,673
Property and equipment, net	—	71,972	12,649	(1,650)	82,971
Goodwill	—	1,108,703	71,751	—	1,180,454
Intangible assets, net	—	1,191,646	32,460	—	1,224,106
Investment in subsidiaries	1,235,151	2,335,391	46,228	(3,616770)	—
Intercompany receivable	1,153,937	—	—	(1,153,937)	—
Other non-current assets	44,314	823	2,339	—	47,476
Total assets	$2,433,475	$4,992,999	$245,480	$(4,778,274)	$2,893,680
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$38,663	$6,786	$4	$45,453
Long-term debt and capital leases, current portion	10,650	196	468	—	11,314
Other current liabilities	38,763	61,006	23,332	—	123,101
Total current liabilities	49,413	99,865	30,586	4	179,868
Long-term debt and capital leases, net of current portion	1,813,912	110	139	—	1,814,161
Deferred tax liabilities, net	—	306,514	11,879	(1,015)	317,378
Intercompany payable, net	—	1,071,622	82,315	(1,153,937)	—
Other non-current liabilities	—	10,004	90	—	10,094
Total liabilities	1,863,325	1,488,115	125,009	(1,154,948)	2,321,501
Total membership equity	570,150	3,504,884	120,471	(3,623,326)	572,179
Total liabilities and membership equity	$2,433,475	$4,992,999	$245,480	$(4,776,274)	$2,893,680

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,373	$16,110	$—	$30,483
Accounts receivable, net	—	130,151	34,467	—	164,618
Inventories, net	—	86,533	21,183	(4,550)	103,166
Deferred tax assets, net	—	34,756	—	(717)	34,039
Prepaid expenses and other current assets	303	13,516	1,388	1,716	16,923
Total current assets	303	279,329	73,148	(3,551)	349,229
Property and equipment, net	—	75,875	12,316	(1,929)	86,262
Goodwill	—	1,120,690	70,876	—	1,191,566
Intangible assets, net	—	1,228,872	31,600	—	1,260,472
Investment in subsidiaries	1,119,504	1,119,058	52,461	(2,291,023)	—
Intercompany receivable	1,295,225	—	—	(1,295,225)	—
Other non-current assets	49,951	2,173	477	—	52,601
Total assets	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$33,566	$9,100	$86	$42,752
Long-term debt and capital leases, current portion	10,650	187	712	—	11,549
Other current liabilities	24,213	69,249	22,243	(338)	115,367
Total current liabilities	34,863	103,002	32,055	(252)	169,668
Long-term debt and capital leases, net of current portion	1,831,754	100	190	—	1,832,044
Deferred tax liabilities, net	—	318,826	9,195	1,482	329,503
Intercompany payable	—	1,209,321	85,904	(1,295,225)	—
Other non-current liabilities	—	8,716	90	—	8,806
Total liabilities	1,866,617	1,639,965	127,434	(1,293,995)	2,340,021
Total membership equity	598,366	2,186,032	113,444	(2,297,733)	600,109
Total liabilities and membership equity	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$194,514	$67,771	$(27,173)	$235,112
Cost of sales	—	69,537	44,833	(32,214)	82,156
Gross profit	—	124,977	22,938	5,041	152,956
Operating expenses:
Selling, general and administrative	—	89,428	19,177	—	108,605
Research and development	—	5,428	734	—	6,162
Amortization of acquired intangibles	—	18,639	532	—	19,171
Operating income	—	11,482	2,495	5,041	19,018
Other income (expense):
Interest income	4,657	749	150	(5,354)	202
Interest expense	(39,410)	(4,689)	(801)	5,345	(39,555)
Other income, net	21,668	15,073	1,217	(34,991)	2,967
Income (loss)from continuing operations before income taxes	(13,085)	22,615	3,061	(29,959)	(17,368)
Provision (benefit) for income taxes	—	(6,388)	1,393	—	(4,995)
Income (loss) from discontinued operations, net	—	(577)	—	—	(577)
Net (loss) income	(13,085)	28,426	1,668	(29,959)	(12,950)
Noncontrolling interests	—	—	135	—	135
Net income (loss) attributable to DJO Finance LLC	$(13,085)	$28,426	$1,533	$(29,959)	$(13,085)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$381,296	$128,750	$(57,281)	$452,765
Cost of sales	—	138,633	84,399	(61,876)	161,156
Gross profit	—	242,663	44,351	4,595	291,609
Operating expenses:
Selling, general and administrative	—	169,641	39,564	—	209,205
Research and development	—	10,490	1,475	—	11,965
Amortization of acquired intangibles	—	37,278	1,024	—	38,302
Operating income	—	25,254	2,288	4,595	32,137
Other income (expense):
Interest income	9,386	1,437	481	(10,766)	538
Interest expense	(77,840)	(9,465)	(1,604)	10,763	(78,146)
Other income (expense), net	41,061	8,629	442	(48,545)	1,587
Income (loss)from continuing operations before income taxes	(27,393)	25,855	1,607	(43,953)	(43,884)
Provision (benefit) for income taxes	—	(17,490)	558	—	(16,932)
Income (loss) from discontinued operations, net	—	(167)	—	—	(167)
Net (loss) income	(27,393)	43,178	1,049	(43,953)	(27,119)
Noncontrolling interests	—	—	274	—	274
Net income (loss) attributable to DJO Finance LLC	$(27,393)	$43,178	$775	$(43,953)	$(27,393)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 28, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$194,688	$70,451	$(23,787)	$241,352
Cost of sales	—	70,717	38,948	(23,829)	85,836
Gross profit	—	123,971	31,503	42	155,516
Operating expenses:
Selling, general and administrative	—	90,107	24,924	(4)	115,027
Research and development	—	6,528	702	—	7,230
Amortization of acquired intangibles	—	18,589	551	—	19,140
Operating income	—	8,747	5,326	46	14,119
Other income (expense):
Interest income	10,572	966	195	(11,470)	263
Interest expense	(42,347)	(10,607)	(1,013)	11,472	(42,495)
Other income (expense), net	10,977	465	(177)	(10,977)	288
Income (loss) from continuing operations before income taxes	(20,798)	(429)	4,331	(10,933)	(27,825)
Provision (benefit) for income taxes	—	(7,627)	902	—	(6,725)
Income (loss) from discontinued operations, net	—	597	—	—	597
Net (loss) income	(20,798)	7,795	3,429	(10,933)	(20,503)
Noncontrolling interests	—	—	295	—	295
Net income (loss)	$(20,798)	$7,795	$3,134	$(10,933)	$(20,798)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 28, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$383,757	$133,718	$(44,089)	$473,386
Cost of sales	—	144,475	75,005	(44,180)	175,300
Gross profit	—	239,282	58,713	91	298,086
Operating expenses:
Selling, general and administrative	—	177,305	46,644	(6)	223,943
Research and development	—	12,485	1,421	—	13,906
Amortization of acquired intangibles	—	37,179	1,077	—	38,256
Operating income	—	12,313	9,571	97	21,981
Other income (expense):
Interest income	26,321	2,408	347	(28,226)	850
Interest expense	(87,307)	(26,530)	(2,073)	28,228	(87,682)
Other income (expense), net	16,026	841	790	(16,026)	1,631
Income (loss) from continuing operations before income taxes	(44,960)	(10,968)	8,635	(15,927)	(63,220)
Provision (benefit) for income taxes	—	(19,940)	2,004	—	(17,936)
Income (loss) from discontinued operations, net	—	819	—	—	819
Net (loss) income	(44,960)	9,791	6,631	(15,927)	(44,465)
Noncontrolling interests	—	—	495	—	495
Net income (loss)	$(44,960)	$9,791	$6,136	$(15,927)	$(44,960)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss (income)	$(27,393)	$43,178	$1,049	$(43,953)	$(27,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	10,850	2,334	(215)	12,969
Amortization of intangibles	—	37,278	1,024	—	38,302
Amortization of debt issuance costs	6,457	—	—	—	6,457
Stock-based compensation	—	1,426	—	—	1,426
Loss on disposal of assets	—	145	206	(98)	253
Gain on disposal of discontinued operations	—	(458)	—	—	(458)
Deferred income taxes	—	(20,381)	123	2,149	(18,109)
Non-cash income from subsidiaries	(41,061)	16,254	3	24,804	—
Provision for doubtful accounts and sales returns	—	16,961	414	—	17,375
Inventory reserves	—	1,703	454	—	2,157
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,873)	(2,188)	—	(15,061)
Inventories	—	2,420	(2,471)	(155)	(206)
Prepaid expenses, other assets and liabilities	229	(5,888)	3,045	(338)	(2,952)
Accounts payable and other current liabilities	9,613	(888)	642	256	9,623
Net cash (used in) provided by operating activities	(52,155)	89,727	4,635	(17,550)	24,657
INVESTING ACTIVITIES:
Acquisition of businesses, net cash acquired	—	(2,417)	(1,629)	—	(4,046)
Acquisition of intangibles	—	(53)	—	—	(53)
Purchases of property and equipment	—	(8,785)	(2,854)	34	(11,605)
Proceeds from sale of discontinued operations	—	21,846	—	—	21,846
Other, net	—	422	—	—	422
Net cash (used in) provided by investing activities	—	11,013	(4,483)	34	6,564
FINANCING ACTIVITIES:
Intercompany	70,819	(87,783)	(552)	17,516	—
Payments on revolving line of credit	(73,663)	23	(356)	—	(73,996)
Proceeds from debt and revolving line of credit	54,999	(3)	76	—	55,072
Net cash (used in) financing activities	52,155	(87,763)	(832)	17,516	(18,924)
Effect of exchange rate changes on cash and cash equivalents	—	—	(911)	—	(911)
Net increase (decrease) in cash and cash equivalents	—	12,977	(1,591)	—	11,386
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$—	$27,350	$14,519	$—	$41,869

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 28, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net Loss	$(44,960)	$9,791	$6,631	$(15,929)	$(44,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	9,010	2,552	(370)	11,192
Amortization of intangibles	—	37,179	1,077	—	38,256
Amortization of debt issuance costs	6,849	—	—	—	6,849
Stock-based compensation	—	1,227	—	—	1,227
Loss on disposal of assets	—	977	247	(48)	1,176
Deferred income taxes	—	(19,551)	(215)	—	(19,766)
Non-cash income from subsidiaries	(16,026)	—	—	16,026	—
Provision for doubtful accounts and sales returns	—	9,697	343	—	10,040
Inventory reserves	—	2,481	246	—	2,727
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(18,242)	(9,393)	—	(27,635)
Inventories	—	2,583	599	53	3,235
Prepaid expenses, other assets and liabilities	9	(1,106)	2,000	—	903
Accounts payable and other current liabilities	17,722	(8,531)	1,887	—	11,076
Net cash (used in) provided by operating activities	(36,406)	25,515	5,974	(268)	(5,185)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(89)	—	—	(89)
Acquisition of intangible assets	—	(1,060)			(1,060)
Purchases of property and equipment	—	(10,256)	(2,567)	268	(12,555)
Other, net	—	933	—	—	933
Net cash (used in) provided by investing activities	—	(10,472)	(2,567)	268	(12,771)
FINANCING ACTIVITIES:
Intercompany	38,550	(32,899)	(5,651)	—	—
Proceeds from debt and revolving line of credit	7,000	—	—	—	7,000
Payments on debt and revolving line of credit	(9,663)	(140)	(334)	—	(10,137)
Net cash provided by (used in) financing activities	35,887	(33,039)	(5,985)	—	(3,137)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,135	—	1,135
Net decrease in cash and cash equivalents	(519)	(17,996)	(1,443)	—	(19,958)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of period	$—	$26,698	$16,815	$—	$43,513

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

On June 12, 2009 we sold our ETS catalog business to Patterson Medical Supply, Inc. for approximately $21.0 million plus an additional payment for certain outstanding liabilities. As such, results of the ETS business for periods prior to the date of sale, have been presented as discontinued operations.

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker as defined by SFAS 131.  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three and six months ended June 27, 2009 reflects this new segmentation and the data for the three and six months ended June 28, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments:

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

•                  Regeneration.  Our Regeneration business unit sells of our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, ranging from people interested in improving their fitness to competitive athletes, to assist in athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

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

Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 10 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three and six months ended June 27, 2009 and June 28, 2008, respectively. This information excludes intersegment and certain expenses not allocated to segments (which are primarily comprised of general corporate expenses, certain non-recurring charges, and adjustments related to the DJO Merger and certain other smaller acquisitions for all periods presented). All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Six Months Ended
($ in thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Domestic Rehabilitation:
Net sales	$160,095	$155,889	$306,809	$305,582
Gross profit	$106,199	$99,732	$202,387	$195,478
Gross profit margin	66.3%	64.0%	66.0%	64.0%
Operating income	$45,395	$32,740	$79,137	$64,033
Operating income as a percent of net segment sales	28.4%	21.0%	25.8%	21.0%
International:
Net sales	$58,639	$70,165	$114,275	$136,309
Gross profit	$34,706	$43,860	$66,211	$82,057
Gross profit margin	59.2%	62.5%	57.9%	60.2%
Operating income	$12,868	$18,137	$22,931	$31,564
Operating income as a percent of net segment sales	21.9%	25.8%	20.1%	23.2%
Domestic Surgical Implant:
Net sales	$16,378	$15,298	$31,681	$31,495
Gross profit	$12,864	$12,502	$24,762	$25,976
Gross profit margin	78.6%	81.7%	78.2%	82.5%
Operating income	$3,717	$3,097	$6,177	$6,216
Operating income as a percent of net segment sales	22.7%	20.2%	19.5%	19.7%

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

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended				Six Months Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
Net sales	$235,112	100.0%	$241,352	100.0%	$452,765	100.0%	$473,386	100.0%
Cost of sales	82,156	34.9	85,836	35.6	161,156	35.6	175,300	37.0
Gross profit	152,956	65.1	155,516	64.4	291,609	64.4	298,086	63.0
Operating expenses:
Selling, general and administrative	108,605	46.2	115,027	47.7	209,205	46.2	223,943	47.3
Research and development	6,162	2.6	7,230	3.0	11,965	2.6	13,906	2.9
Amortization of acquired intangibles	19,171	8.2	19,140	7.9	38,302	8.5	38,256	8.1
Operating income	19,018	8.1	14,119	5.8	32,137	7.1	21,981	4.6
Other income (expense):
Interest income	202	0.1	263	0.1	538	0.1	850	0.2
Interest expense	(39,555)	(16.8)	(42,495)	(17.6)	(78,146)	(17.3)	(87,682)	(18.5)
Other income (expense), net	2,967	1.3	288	0.1	1,587	0.4	1,631	0.3
Loss from continuing operations before income taxes	(17,368)	(7.4)	(27,825)	(11.5)	(43,884)	(9.7)	(63,220)	(13.4)
Benefit for income taxes	(4,995)	(2.1)	(6,725)	(2.8)	(16,932)	(3.7)	(17,936)	(3.8)
Income (loss) from discontinued operations, net	(577)	(0.2)	597	0.2	(167)	(0.0)	819	0.2
Net loss	(12,950)	(5.5)	(20,503)	(8.5)	(27,119)	(6.0)	(44,465)	(9.4)
Noncontrolling interests	135	0.1	295	0.1	274	0.1	495	0.1
Net loss attributable to DJO Finance LLC	$(13,085)	(5.6)%	$(20,798)	(8.6)%	$(27,393)	(6.1)%	$(44,960)	(9.4)%

Three Months Ended June 27, 2009 compared to Three Months Ended June 28, 2008

Net Sales.  Our net sales for the three months ended June 27, 2009 were $235.1 million, representing a decrease of 2.6% from net sales of $241.4 million for the three months ended June 28, 2008.  This decrease was primarily driven by $8.5 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended June 28, 2008.

For the three months ended June 27, 2009, we generated 24.9% of our net sales from customers outside the United States as compared to 29.1% for the three months ended June 28, 2008. Additionally, sales of new products, which include products that have been on the market less than one year, were $5.5 million for the three months ended June 27, 2009, compared to new product sales of $12.0 million for the three months ended June 28, 2008.

The following table sets forth the mix of our net sales for the three months ended June 27, 2009 compared to the three months ended June 28, 2008:

	Three Months Ended
($ in thousands)	June 27, 2009	% of Net Revenues	June 28, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segment	$160,095	68.1%	$155,889	64.6%	$4,206	2.7%
International Segment	58,639	24.9	70,165	29.1	(11,526)	(16.4)
Domestic Surgical Implant Segment	16,378	7.0	15,298	6.3	1,080	7.1
Consolidated net sales	$235,112	100.0%	$241,352	100.0%	$(6,240)	(2.6)%

Net sales in our Domestic Rehabilitation Segment were $160.1 million for the three months ended June 27, 2009, reflecting an increase of 2.7% over net sales of $155.9 million for the three months ended June 28, 2008. The increase was driven primarily by growth across the majority of our product lines, partially offset by declines in revenues in our Chattanooga business.

Net sales in our International Segment for the three months ended June 27, 2009 were $58.7 million, reflecting a decrease of 16.4% from net sales of $70.2 million for the three months ended June 28, 2008. The decrease was driven primarily by $8.5 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended June 28, 2008 and reduced sales of consumer products and clinical physical therapy equipment.

Net sales in our Domestic Surgical Implant Segment increased to $16.4 million from $15.3 million for the three months ended June 27, 2009, representing a 7.1% increase over the same period in the prior year. The increase was driven primarily by an increase in sales for our shoulder product line.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 65.1% for the three months ended June 27, 2009 from 64.4% for the three months ended June 28, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and the benefits of a more favorable mix of products sold, partially offset by unfavorable changes in foreign exchange rates of approximately $6.2 million.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 66.3% for the three months ended June 27, 2009 from 64.0% for the three months ended June 28, 2008. The increase was primarily driven by cost improvement initiatives and the benefits of a more a favorable mix of products sold.

Gross profit in our International Segment as a percentage of net sales decreased to 59.2% for the three months ended June 27, 2009 from 62.5% for the three months ended June 28, 2008.  The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $6.2 million.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales decreased to 78.5% for the three months ended June 27, 2009 from 81.7% for the three months ended June 28, 2008. The decrease was primarily driven by a lower margin mix in products sold and, to a lesser extent, higher inventory obsolescence costs.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $108.6 million for the three months ended June 27, 2009 from $115.0 million for the three months ended June 28, 2008 due to overall cost savings initiatives and $5.4 million of lower incremental costs as a result of our integration activities, partially offset by $7.4 million of costs related to the implementation of our new global ERP system. The following table sets forth certain non-recurring costs associated with our integration activities and ERP implementation:

	Three Months Ended
($ in thousands)	June 27, 2009	June 28, 2008
Employee severance and relocation expenses	$2,144	$5,308
Integration expenses	5,894	8,176
ERP implementation	7,846	399
	$15,884	$13,883

Employee severance and relocation for the three months ended June 27, 2009 included $1.8 million of severance payments made to employees in connection with our recent company-wide headcount reduction and $0.3 million of severance payments made to employees in connection with integration activities following the DJO Merger and restructuring at our international locations.   Employee severance and relocation expenses for the three months ended June 28, 2008 consisted of $1.9 million of severance payments made to employees in connection with the DJO Merger, $0.6 million of severance payments made to employees in connection with other acquisitions and $2.8 million of payments and other expenses in connection with the termination of one of our executive officers. Integration expense for the three months ended June 27, 2009 included $1.0 million, $4.0 million, and $0.9 million of integration costs accrued in connection with restructuring at our international locations, the DJO Merger, and the integration of the operations of the Chattanooga site into our other existing sites, respectively.  Integration expenses for the three months ended June 28, 2008 included $7.1 million of integration costs accrued in connection with the DJO Merger and $1.1 million of integration costs related to other acquisitions.

Research and Development.  Our research and development expense decreased to $6.2 million for the three months ended June 27, 2009 from $7.2 million for the three months ended June 28, 2008. As a percentage of net sales, research and development expense decreased slightly to 2.6% from 3.0% in the three months ended June 28, 2008.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles of $19.2 million for the three months ended June 27, 2009 is in line with the three months ended June 28, 2008.

Interest Expense.  Our interest expense decreased to $39.6 million for the three months ended June 27, 2009 from interest expense of $42.5 million for the three months ended June 28, 2008.  The decrease is primarily related to reduced interest rates.

Other Income (Expense).  Net other income increased to $3.0 million for the three months ended June 27, 2009 from $0.3 million for the three months ended June 28, 2008.  Both amounts primarily reflect net foreign currency transaction gains.

Benefit for Income Taxes.  For the three months ended June 27, 2009, we recorded $5.0 million of income tax benefit on a pre-tax loss of $17.4 million.  For the three months ended June 28, 2008, we recorded $6.7 million of income tax benefit on a pre-tax loss of $27.8 million.

Six Months Ended June 27, 2009 compared to Six Months Ended June 28, 2008

Net Sales.  Our net sales for the six months ended June 27, 2009 were $452.8 million, representing a decrease of 4.4% from net sales of $473.4 million for the six months ended June 28, 2008.  This decrease was primarily driven by $16.6 million of unfavorable changes in foreign exchange rates compared to rates in effect for the six months ended June 28, 2008 and fewer shipping days as the first half of 2009 had only 124.5 days compared to 127 days in the first half of 2008.

For the six months ended June 27, 2009, we generated 25.2% of our net sales from customers outside the United States as compared to 28.8% for the six months ended June 28, 2008. Additionally, sales of new products, which include products that have been on the market less than one year, were $8.6 million for the six months ended June 27, 2009, compared to new product sales of $20.3 million for the six months ended June 28, 2008.

The following table sets forth the mix of our net sales for the six months ended June 27, 2009 compared to the six months ended June 28, 2008:

	Six Months Ended
($ in thousands)	June 27, 2009	% of Net Revenues	June 28, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segments	$306,809	67.8%	$305,582	64.6%	$1,227	0.4%
International Segments	114,275	25.2	136,309	28.8	(22,034)	(16.2)
Domestic Surgical Implant Segments	31,681	7.0	31,495	6.6	186	0.6
Consolidated net sales	$452,765	100.0%	$473,386	100.0%	$(20,621)	(4.4)%

Net sales in our Domestic Rehabilitation Segment were $306.8 million for the six months ended June 27, 2009, reflecting a slight increase of 0.4% from net sales of $305.6 million for the six months ended June 28, 2008. The increase was driven primarily by second quarter growth across the majority of our product lines, mostly offset by declines in revenues in our Chattanooga business, fewer shipping days as the first half of 2009 had only 124.5 days compared to 127 days in the first half of 2008 and a slowdown in certain customer purchasing during the first quarter due to the overall global economic decline.

Net sales in our International Segment for the six months ended June 27, 2009 were $114.3 million, reflecting a decrease of 16.2% from net sales of $136.3 million for the six months ended June 28, 2008. The decrease was driven primarily by $16.6 million of unfavorable changes in foreign exchange rates compared to rates in effect for the six months ended June 28, 2008, reduced sales of consumer products and clinical physical equipment, and fewer shipping days as the first half of 2009 had only 124.5 days compared to 127 days in the first half of 2008.

Net sales in our Domestic Surgical Implant Segment increased slightly to $31.7 million from $31.5 million for the six months ended June 27, 2009, representing a 0.6% increase over the same period in the prior year. The increase was driven primarily by an increase in sales for our shoulder product line, mostly offset by fewer shipping days as the first half of 2009 had only 124.5 days as compared to 127 days in the first half of 2008, a slight decline in sales for our knee product line, and the overall global economic decline.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 64.4% for the six months ended June 27, 2009 from 63.0% for the six months ended June 28, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and the benefits of a more favorable mix of products sold, partially offset by unfavorable changes in foreign exchange rates of approximately $12.0 million. Additionally, the increase in gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 66.0% for the six months ended June 27, 2009 from 64.0% for the six months ended June 28, 2008. The increase was primarily driven by cost improvements initiatives implemented in the past year, the benefits of a more favorable mix of products sold, and reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our International Segment as a percentage of net sales decreased to 57.9% for the six months ended June 27, 2009 from 60.2% for the six months ended June 28, 2008.  The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $12.0 million.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales decreased to 78.2% for the six months ended June 27, 2009 from 82.5% for the six months ended June 28, 2008. The decrease was primarily driven by lower margin mix in products sold and higher inventory obsolescence costs.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $209.2 million for the six months ended June 27, 2009 from $223.9 million for the six months ended June 28, 2008 due to overall cost savings initiatives and $10.7 million of lower incremental costs as a result of our integration activities, partially offset by $11.7 million of costs related to the implementation of our new global ERP system. The following table sets forth certain non-recurring costs associated with our integration activities and ERP implementation:

	Six Months Ended
($ in thousands)	June 27, 2009	June 28, 2008
Employee severance and relocation expenses	$2,803	$6,368
Integration expenses	14,785	15,957
Reversal of reimbursement claims	(6,000)	—
ERP implementation	12,077	399
	$23,665	$22,724

Employee severance and relocation expenses for the six months ended June 27, 2009 included $1.8 million of severance payments made to employees in connection with our recent company-wide headcount reduction and $1.0 million of severance payments made to employees in connection with integration activities following the DJO Merger and restructuring at our international locations.  Employee severance and relocation expenses for the six months ended June 28, 2008 consisted of $2.8 million of severance payments made related to the DJO Merger, $0.8 million of severance payments to employees in connection with other acquisitions and $2.8 million of payments and other expenses in connection with the termination of one of our executive officers.  Integration expense for the six months ended June 27, 2009 included $4.7 million and $9.9 million of integration costs accrued in connection with restructuring at our international locations and the DJO Merger, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.  Integration expenses for the six months ended June 28, 2008 included $13.0 million and $3.0 million of integration costs accrued in connection with the DJO Merger and other acquisitions, respectively.

Research and Development.  Our research and development expense decreased to $12.0 million for the six months ended June 27, 2009 from $13.9 million for the six months ended June 28, 2008. As a percentage of net sales, research and development expense decreased slightly to 2.6% from 2.9% in the six months ended June 28, 2008.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles of $38.3 million for the six months ended June 27, 2009 is in line with the six months ended June 28, 2008.

Interest Expense.  Our interest expense decreased to $78.1 million for the six months ended June 27, 2009 from interest expense of $87.7 million for the six months ended June 28, 2008.  The decrease is primarily related to reduced interest rates.

Other Income (Expense).  Net other expense was $1.6 million for both the six months ended June 27, 2009 and June 28, 2008.  Both amounts primarily reflect net foreign currency transaction gains.

Benefit for Income Taxes.  For the six months ended June 27, 2009, we recorded $16.9 million of income tax benefit on a pre-tax loss of $43.9 million.  For the six months ended June 28, 2008, we recorded $17.9 million of income tax benefit on a pre-tax loss of $63.2 million.

During the first quarter of 2009, the state of California enacted legislation which will allow corporate taxpayers to elect to use a single sales factor apportionment formula to apportion business income to California for tax years beginning on or after January 1, 2011. We anticipate making this election in fiscal year 2011 and thereafter. In the first quarter of 2009, we recorded a tax benefit of $3.8 million related to the enactment of this legislation which represents a reduction in our net deferred tax liabilities due to a lower effective state tax rate.

Liquidity and Capital Resources

As of June 27, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $41.9 million and $92.0 million of available borrowings under our revolving credit facility, described below. Working capital at June 27, 2009 was $178.8 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the six months ended June 27, 2009 and June 28, 2008 is as follows:

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash provided by (used in) operating activities	$24,657	$(5,185)
Cash provided by (used in) investing activities	6,564	(12,771)
Cash used in financing activities	(18,924)	(3,137)
Effect of exchange rate changes on cash and cash equivalents	(911)	1,135
Net increase (decrease) in cash and cash equivalents	$11,386	$(19,958)

Cash Flows

Operating activities provided cash of $24.7 million for the six months ended June 27, 2009 as compared to $5.2 million of cash used for the six months ended June 28, 2008. Cash provided by operating activities for the six months ended June 27, 2009 primarily reflected our net income after adjustment for non-cash charges and favorable net change in operating assets and liabilities. Cash used in operating activities for the six months ended June 28, 2008 primarily reflects our net loss and a negative net change in operating assets and liabilities partially offset by favorable adjustments for non-cash charges. Cash paid for interest was $61.7 million and $63.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

Investing activities provided cash of $6.6 million for the six months ended June 27, 2009 as compared to $12.8 million of cash used for the six months ended June 28, 2008, respectively. Cash provided by investing activities for the six months ended June 27, 2009 primarily consisted of $21.8 million of proceeds from the sales of assets, mainly ETS, partially offset by purchases of property and equipment totaling $11.6 million, including $1.6 million for our new ERP system, and the acquisition of businesses for a total of $4.0 million, net of cash. Cash used in investing activities for the six months ended June 28, 2008 was primarily used for purchases of property and equipment amounting to $12.6 million, including approximately $3.0 million for the purchase of our new global ERP system.

Financing activities used $18.9 million and $3.1 million of cash for the six months ended June 27, 2009 and June 28, 2008, respectively. Cash used in financing activities for the six months ended June 27, 2009 and the six months ended June 28, 2008 represented net payments on long-term debt and revolving lines of credit.

For the remainder of 2009, we expect to spend total cash of approximately $108.5 million for the following:

• approximately $46.7 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• approximately $43.0 million for scheduled interest payments on our senior notes; and

• approximately $18.8 million for capital expenditures, including $3.5 million for our ERP system.

In addition, we expect to spend up to an additional $24.1 million implementing our new ERP system capital project over approximately the next 18 months.

Indebtedness

As of June 27, 2009, we had approximately $1,825.5 million in aggregate indebtedness outstanding.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 13).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205%.  This swap agreement amortizes through December 2009. As of June 27, 2009, the remaining notional amount of the swap was $450.0 million. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010. As of June 27, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility is 3.7%.

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

Amortization.  We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount through February 2014 with the remaining amount payable in May 2014. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is six years from the date of the closing of the Senior Secured Credit Facility.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to Adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of June 27, 2009, we were required to maintain a senior leverage ratio not to exceed 4.50:1. At June 27, 2009 our senior leverage ratio was 4.16:1.

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 27, 2009, measured on that date, was 1.61:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of June 27, 2009:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.50:1	4.16:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.61:1

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

Adjusted EBITDA is defined as net income (loss) attributable to DJO Finance LLC, loss from discontinued operations,  plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended June 27, 2009. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

(in thousands)	Three Months Ended June 27, 2009	Twelve Months Ended June 27, 2009
	(unaudited)
Net loss attributable to DJO Finance LLC	$(13,085)	$(80,219)
Loss from discontinued operations, net	577	39
Interest expense, net	39,353	162,276
Income tax benefit	(4,995)	(48,677)
Depreciation and amortization	26,076	124,309
Non-cash items (a)	924	1,676
Non-recurring items (b)	15,884	45,275
Other adjustment items, before cost savings (c)	(1,033)	17,315
Other adjustment items—future cost savings applicable for twelve month period only (d)	NA	20,584
Adjusted EBITDA	$63,701	$242,578

(a)                                  Non-cash items are comprised of the following:

(in thousands)	Three Months Ended June 27, 2009	Twelve Months Ended June 27, 2009
	(unaudited)
Stock compensation expense	$857	$1,581
Loss on disposal of assets	67	95
Total non-cash items	$924	$1,676

(b)                                 Non-recurring items are comprised of the following:

(in thousands)	Three Months Ended June 27, 2009	Twelve Months Ended June 27, 2009
	(unaudited)
Employee severance and relocation (1)	$2,144	$7,672
Integration expense (2)	5,894	20,678
ERP implementation	7,846	16,925
Total non-recurring items	$15,884	$45,275

(1)          Employee severance and relocation for the three months ended June 27, 2009 included $1.8 million of severance payments made to employees in connection with our recent company-wide headcount reduction and $0.3 million of severance payments made to employees in connection with integration activities following the DJO Merger and restructuring at our international locations.   Employee severance and relocation for the twelve months ended June 27, 2009 included $1.8 million of severance payments made to employees in connection with our recent company-wide headcount reduction and $5.9 million of employee severance incurred in connection with the DJO Merger, certain other acquisitions, and restructuring at our international locations.

(2)          Integration expense for the three months ended June 27, 2009 included $1.0 million, $4.0 million, and $0.9 million of integration costs accrued in connection with restructuring at our international locations, the DJO Merger, and the integration of the operations of the Chattanooga site into our other existing sites, respectively.  Integration expense for the twelve months ended June 27, 2009 included $19.5 million, $4.6 million, and $2.5 million of integration costs accrued in connection with the DJO Merger, restructuring at our international locations and certain other smaller acquisitions, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.

(c)           Other adjustment items, before future cost savings, are comprised of the following:

(in thousands)	Three Months Ended June 27, 2009	Twelve Months Ended June 27, 2009
	(unaudited)
Blackstone monitoring fee	$1,749	$7,000
Noncontrolling interest	134	827
Pre-acquisition EBITDA-applicable for the twelve month period only (1)	NA	859
Other (2)	(2,916)	8,629
Total other adjustment items, before cost savings	$(1,033)	$17,315

(1)          Represents pre-acquisition adjusted EBITDA for Australia subsidiary acquired in February 2009.

(2)          Other adjustment items for the three months ended June 27, 2009 included net foreign currency transaction (gains) losses.  Other adjustment items for the twelve months ended June 27, 2009 included foreign currency transaction losses of $9.2 million partially offset by a favorable $1.1 million settlement of a litigation contingency.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the six months ended June 27, 2009 and June 28, 2008, we reserved for and reduced gross revenues from third party payors by 31% and 32%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 67% and 75% of our net revenues for the six months ended June 27, 2009 and June 28, 2008, respectively, and approximately 44% and 69% of our net accounts receivable for the six months ended June 27, 2009 and June 28, 2008, respectively. We experienced write-offs of less than 1% of related net revenues for the six months ended June 27, 2009 and June 28, 2008, respectively. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 33% and 25% of our net revenues for the six months ended June 27, 2009 and June 28, 2008, respectively, and approximately 56% and 31% of our net accounts receivable for the six months ended June 27, 2009 and June 28, 2008, respectively. For the six months ended June 27, 2009 and June 28, 2008, we estimate bad debt expense to be approximately 7% and 5%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

Our reserve for rental credit recognizes a timing difference between billing for a sale and processing a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to six months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing for a sale and processing the rental credit. Our rental credit reserve estimates unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount. We provide for these reserves by reducing our gross revenue. The cost to refurbish rented products is expensed as incurred as part of cost of sales.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142”), we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.8% to 11.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.  As a result of our sale, a portion of goodwill was allocated to the business sold based on relative fair values.   The remaining portion of goodwill retained was tested for impairment in accordance with SFAS 142 in June 2009.  Our June 2009 impairment test did not indicate any impairment.

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

Our gross deferred tax asset balance was approximately $180.0 million at June 27, 2009 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 11 to our unaudited condensed consolidated financial statements). As of June 27, 2009, we maintained a valuation allowance of $7.2 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with prior year acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of June 27, 2009, we had $1,051.7 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of December 2009 (the notional amount was $450.0 million as of June 27, 2009). In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009 (the notional amount was $550.0 million as of June 27, 2009). The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010. The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of June 27, 2009 and December 31, 2008 was a loss of approximately $17.8 million and $13.3 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swaps would have impacted our earnings and cash flow, for the six months ended June 27, 2009, by approximately $0.3 million. Our senior notes of approximately $775.0 million consisted of fixed rate notes at June 27, 2009. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and six months ended June 27, 2009, our average monthly sales denominated in foreign currencies was approximately $10.4 million and $26.4 million, respectively, of which $9.5 million and $22.8 million, respectively, was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At June 27, 2009, we had 34 foreign exchange forward contracts, with a notional amount of $12.9 million and an aggregate fair market value of approximately $12.6 million. These contracts expire weekly throughout the fiscal year 2009.  For the three and six months ended June 27, 2009, we recognized a loss in the statement of operations on Mexico Peso forward contracts of approximately $0.4 million and $3.4 million, respectively.  For the three and six months ended June 28, 2008, we recognized a gain in the statement of operations on Mexico Peso forward contracts of approximately $0.4 million and $0.8 million, respectively.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 45 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, the manufacturers of the anesthetics used in these pumps, and the healthcare professionals involved in providing the pumps to their patients. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carrier and to our product liability carrier. The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims, but we are still seeking confirmation from the two manufacturers that they will indemnify us under the respective distribution agreements in the event that the coverage under their respective insurance policies is insufficient.  Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We maintain product liability insurance which is subject to annual renewal and our recently renewed policy (together with excess policies) provides for coverage of up to a limit of $25 million, subject to a self-insured retention of $50,000 on non-invasive products (other than our IceMan cold therapy product), a self-insured retention of $250,000 on invasive products (other than our pain pump products) and a self-insured retention of $500,000 for pain pumps and the IceMan cold therapy product, with an aggregate deductible of $1.0 million for all product liability claims. We believe our current product liability insurance coverage is adequate. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of June 27, 2009 and December 31, 2008, we have accrued approximately $1.9 million and $1.8 million, respectively, for product liability claims expenses based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued Surgical implant products and such products are excluded from coverage under our current policies.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In the first quarter of 2008, we received a U.S. Food and Drug Administration (“FDA”) Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we have addressed these areas of concern adequately. In a recent FDA audit of our Chattanooga facility, as a follow-up to the warning letter we received in June 2008, the FDA issued no Form 483 “Inspectional Observations.”  However, we cannot assure you that the FDA will not take further action along these lines in the future.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names as defendants us and each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has decided not to intervene in the Qui Tam action at this time.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 11, 2009. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 6.  EXHIBITS

(a)                    Exhibits

2.1+	Asset Purchase Agreement, dated June 12, 2009, by and between Patterson Medical Supply, Inc. and Empi, Inc.
3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K, filed on March 28, 2008).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2008 (File No. 333-142188)).
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: July 31, 2009	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President, Chief Executive Officer and Director (Authorized Signatory)

Date: July 31, 2009	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer (Authorized Signatory)