Form 10-Q
period 2009-09-26
DJO Finance LLC
filed 2009-10-29
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

As of October 29, 2009, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 26, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$51,279	$30,483
Accounts receivable, net	160,442	164,618
Inventories, net	97,112	103,166
Deferred tax assets, net	37,561	34,039
Prepaid expenses and other current assets	18,120	16,923
Total current assets	364,514	349,229
Property and equipment, net	84,721	86,262
Goodwill	1,193,044	1,191,566
Intangible assets, net	1,214,554	1,260,472
Other non-current assets	45,250	52,601
Total assets	$2,902,083	$2,940,130

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$40,789	$42,752
Accrued interest	42,175	10,966
Long-term debt and capital leases, current portion	11,294	11,549
Other current liabilities	102,907	104,401
Total current liabilities	197,165	169,668
Long-term debt and capital leases, net of current portion	1,803,889	1,832,044
Deferred tax liabilities, net	319,845	329,503
Other non-current liabilities	14,331	8,806
Total liabilities	2,335,230	2,340,021

Commitments and contingencies

Membership equity:
Additional paid-in capital	826,570	824,235
Accumulated deficit	(260,609)	(221,842)
Accumulated other comprehensive loss	(1,323)	(4,027)
DJO Finance LLC membership equity	564,638	598,366
Noncontrolling interests	2,215	1,743
Total membership equity	566,853	600,109
Total liabilities and membership equity	$2,902,083	$2,940,130

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$236,186	$235,515	$688,951	$708,902
Cost of sales	86,039	86,946	247,195	262,246
Gross profit	150,147	148,569	441,756	446,656
Operating expenses:
Selling, general and administrative	101,413	103,778	310,618	327,722
Research and development	5,616	6,773	17,581	20,679
Amortization of acquired intangibles	19,560	19,159	57,862	57,415
Operating income	23,558	18,859	55,695	40,840
Other income (expense):
Interest income	211	336	749	1,186
Interest expense	(39,173)	(42,073)	(117,319)	(129,755)
Other income (loss), net	1,422	(2,597)	3,009	(966)
Loss from continuing operations before income taxes	(13,982)	(25,475)	(57,866)	(88,695)
Benefit for income taxes	(2,969)	(11,030)	(19,901)	(28,966)
Loss from continuing operations	(11,013)	(14,445)	(37,965)	(59,729)
Income (loss) from discontinued operations, net of tax	(267)	314	(434)	1,133
Net loss	(11,280)	(14,131)	(38,399)	(58,596)
Less: Net income attributable to noncontrolling interests	94	298	368	793
Net loss attributable to DJO Finance LLC	$(11,374)	$(14,429)	$(38,767)	$(59,389)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
OPERATING ACTIVITIES:
Net loss	$(38,399)	$(58,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,572	17,432
Amortization of intangibles	57,862	57,415
Amortization of debt issuance costs	9,597	9,857
Stock-based compensation	2,335	1,204
Asset impairments and loss on disposal of assets	465	1,361
Deferred income taxes	(22,574)	(18,767)
Provision for doubtful accounts and sales returns	25,433	15,411
Inventory reserves	6,296	4,540
Gain on disposal of discontinued operations	(393)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(19,423)	(33,919)
Inventories	(1,164)	4,360
Prepaid expenses, other assets and liabilities	(36)	(4,904)
Accrued interest	(31,209)	33,701
Accounts payable and other current liabilities	53,205	(13,427)
Net cash provided by operating activities	62,567	15,668
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(12,846)	(3,879)
Acquisition of intangible assets	(154)	(1,216)
Purchases of property and equipment	(19,133)	(19,099)
Proceeds from sale of discontinued operations	21,846	—
Other, net	78	1,214
Net cash used in investing activities	(10,209)	(22,980)
FINANCING ACTIVITIES:
Proceeds from debt and revolving line of credit	65,173	12,000
Payments of revolving line of credit	(94,834)	(21,551)
Net cash used in financing activities	(29,661)	(9,551)
Effect of exchange rate changes on cash and cash equivalents	(1,901)	(236)
Net increase (decrease) in cash and cash equivalents	20,796	(17,099)
Cash and cash equivalents at beginning of period	30,483	63,471
Cash and cash equivalents at end of period	$51,279	$46,372
Supplemental disclosures of cash flow information:
Cash paid for interest	$76,366	$86,135
Cash paid for income taxes	$1,859	$1,603
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$3,568	$—

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

In the first quarter of 2009, we changed how we report our segmented financial information in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50 (formerly Financial Accounting Standards Statement (“SFAS”) No.131, “Disclosures about Segments of an Enterprise and Related Information”).  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  Our restated segment information now reflects the international components of all of our businesses within our International segment.

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

Except as otherwise indicated, references to “us”, “we”, “our”, “DJO”, or “our Company”, refers to DJO Finance LLC and its consolidated subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements as of September 26, 2009 and for the three and nine months ended September 26, 2009 and September 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements as of September 26, 2009 and for the three and nine months ended September 26, 2009 and September 27, 2008 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.  At October 29, 2009, there are no material subsequent events requiring additional disclosure in, or amendment to, our financial statements.

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

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with ASC 350-40-25 (formerly American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for  the Costs of Computer software Developed or Obtained for Internal Use”), we capitalize costs of internally developed software during the development stage.  Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  Recently we began implementing a new ERP system resulting in approximately $7.8 million of capitalized software costs as of September 26, 2009.

Derivative Financial Instruments.  We account for derivatives pursuant to ASC 815-20 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging”), which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC 815-30 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging”).  We account for our foreign forward contracts in accordance with ASC 815-20-25 (formerly SFAS No. 157, “Fair Value Measurement”).  The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in the fair values of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.   At September 26, 2009, the fair value of our foreign exchange forward contracts was a gain of $11.4 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap Agreements

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  We have designated these interest rate swap agreements as cash flow hedges and account for our interest rate swap agreements in accordance with ASC 815-20.  At September 26, 2009, the fair value of our interest rate swap agreements was a loss of $18.6 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

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

Comprehensive loss consists of the following for the three and nine months ended September 26, 2009 (in thousands):

	Three Months			Nine Months
	DJO Finance LLC	Non- controlling Interests	Total	DJO Finance LLC	Non- controlling Interests	Total
Net income (loss), as reported	$(11,374)	$94	$(11,280)	$(38,767)	$368	$(38,399)
Foreign currency translation adjustments	4,499	—	4,499	6,152	—	6,152
Change in fair value of interest rate swap agreements, net of tax	454	—	454	(3,448)	—	(3,448)
Comprehensive income (loss)	$(6,421)	$94	$(6,327)	$(36,063)	$368	$(35,695)

Comprehensive loss consists of the following for the three and nine months ended September 27, 2008 (in thousands):

	Three Months			Nine Months
	DJO Finance LLC	Non- controlling Interests	Total	DJO Finance LLC	Non- controlling Interests	Total
Net income (loss), as reported	$(14,429)	$298	$(14,131)	$(59,389)	$793	$(58,596)
Foreign currency translation adjustments	(5,476)	—	(5,476)	(1,424)	—	(1,424)
Change in fair value of interest rate swap agreements, net of tax	804	—	804	(1,904)	—	(1,904)
Comprehensive income (loss)	$(19,101)	$298	$(18,803)	$(62,717)	$793	$(61,924)

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

Recent Accounting Pronouncements.  As of September 2009, we have adopted ASC 105-10 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), which makes the Codification the source of authoritative US Generally Accepted Accounting Principles recognized by the FASB and applied to non-governmental entities. ASC 105-10 does not change previously issued Accounting Standards, but reorganizes the Accounting Standards into Topics. In circumstances where previous Accounting Standards require a revision, FASB will issue an Accounting Standards Update (“ASU”) on the Topic.

In September 2009, the FASB issued ASU 2009-13, which amends ASC 605-25 (formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”). ASU 2009-13 provides guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which consideration should be measured and allocated to the separate units of accounting in the multiple-element arrangement and is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, this issue will have on its consolidated financial statements. However, we do not expect that this issue will result in a change in current practice.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS 167”) which amends certain requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest entities” (“FIN 46”), including the addition of entities previously considered qualifying special-purpose entities.  As of September 26, 2009, this statement has not been transitioned into the ASC Codification, but is effective for fiscal years beginning after November 15, 2009.  We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for the Transfers of Financial Assets as amendment of FASB Statement No. 140” (“SFAS 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”).  SFAS 166 makes the following amendments to SFAS 140: 1) removes concept of qualifying special-purpose entities from SFAS 140; 2) modifies the financial components approach used and limits the circumstances in which a transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements; 3) establishes conditions for reporting a transfer of a portion of a financial asset as a sale; 4) redefines a participating interest; 5) clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer, even if not entered into at the time of the transfer; 6) clarifies that the transferor must evaluate whether it, its consolidated affiliates included in the financial statements being presented, or its agency effectively control the transferred financial asset directly or indirectly; 7) requires that the transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the a transfer of an entire asset or group of financial assets accounted for as a sale; 8) removes special provisions for guaranteed mortgage securitizations to require them to be treated that same as any other transfer of financial assets; 9) Removes fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meet the conditions for sale accounting at fair value; and 10) requires enhanced disclosures.  As of September 26, 2009, this statement has not been transitioned into the ASC Codification, but is effective for fiscal years beginning after November 15, 2009.  We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In May 2009, the FASB issued, and we adopted, ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”), which requires entities to disclose certain events that occur after the balance sheet date but before the financial statements are issued.  In addition, ASC 855-10 requires entities to disclose the date through which the entity evaluated subsequent events and the basis for such date.

As of January 1, 2009, we adopted ASC 815-10-65 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-20 and its related interpretations, and (c) how derivative instruments and related hedged items affect their financial performance, and cash flows.  Except for adding the required disclosures (see Note 15) the adoption of ASC 815-10-65 had no impact on our consolidated financial statements.

We have adopted ASC 810-10 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, Consolidated Financial Statements”) which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  ASC 810-10 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We have applied the presentation and disclosure requirements of ASC 810-10 retrospectively.

We have adopted ASC 805-10 (formerly SFAS No. 141R, “Business Combinations”) as of January 1, 2009, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination (see Note 2).

2. ACQUISITIONS

We account for acquisitions in accordance with ASC 805-10, with the results of operations attributable to each acquisition included in the condensed consolidated financial statements from the date of acquisition.

Acquisition of Chattanooga Group Inc.

On August 4, 2009 we acquired Chattanooga Group Inc., a Canadian distributor of certain of our products (“Chattanooga Canada”), for $7.2 million.  Our primary reason for the acquisition of Chattanooga Canada was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note.  The holdback provides security for potential indemnification claims and, if not used for such, indemnification claims will be paid to the sellers.  The holdback also provides for the accrual of interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter.  Fifty percent of the holdback with interest is due in January 2011 and the remainder of the balance with interest is due in three years, upon expiration of the tax statute of limitations period.  The note provides for the accrual of interest at an annual rate of 6% with the principal and interest due in August 2010.

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.  The purchase price was allocated as follows to the fair values of the net tangible and intangible asset acquired:

Chattanooga Canada
Cash	$59
Accounts receivable	423
Inventories	261
Liabilities assumed	(475)
Intangible assets	5,311
Deferred tax liability	(1,779)
Goodwill	3,369
Total purchase price	$7,169

The purchase price allocation of the Chattanooga Canada acquisition included approximately $5.0 million assigned to intangible assets related to certain customer relationships existing on the acquisition date and $0.3 million assigned to intangible assets related to a 5-year noncompetition agreement with the seller. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from sales to those customers.  The value of the noncompetition agreement was based on an estimate of the future discounted cash flows that compares scenarios with and without the noncompetition agreement in place.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. For the Chattanooga Canada acquisition, a value of approximately $3.4 million, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. The remainder of the goodwill balance is related to estimated synergies in the purchase price. As a result of the acquisition, we anticipate cost savings driven by operating efficiencies.

Acquisition of Empi Canada Inc.

On August 4, 2009 we acquired Empi Canada Inc., a Canadian distributor of certain of our products (“Empi Canada”), for $7.4 million.  Our primary reason for the acquisition of Empi Canada was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note.  The holdback provides security for potential indemnification claims and, if not used for such, indemnification claims will be paid to the sellers.  The holdback also provides for the accrual of interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter.  Fifty percent of the holdback with interest is due in January 2011 and the remainder of the balance with interest is due in three years, upon expiration of the tax statute of limitations period.  The note provides for the accrual of interest at an annual rate of 6% with the principal and interest due in August 2010.

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.  The purchase price was allocated as follows to the fair values of the net tangible and intangible asset acquired:

Empi Canada
Cash	$29
Accounts receivable	300
Inventories	536
Other assets	19
Liabilities assumed	(133)
Intangible assets	2,686
Deferred tax liability	(900)
Goodwill	4,869
Total purchase price	$7,406

The purchase price allocation of the Empi Canada acquisition included approximately $2.5 million assigned to intangible assets related to certain customer relationships existing on the acquisition date and $0.2 million assigned to intangible assets related to a 5-year noncompetition agreement with the seller.  This value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from sales to those customers.  The value of the noncompetition agreement was based on an estimate of the future discounted cash flows that compares scenarios with and without the noncompetition agreement in place.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. For the Empi Canada acquisition, a value of approximately $4.9 million, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. The remainder of the goodwill balance is related to estimated synergies in the purchase price. As a result of the acquisition, we anticipate cost savings driven by operating efficiencies.

Acquisition of DonJoy Orthopaedics Pty., Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd. an Australian distributor of certain of our products (“DJO Australia”), for $3.7 million.  Our primary reason for the acquisition of DJO Australia was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.  Pursuant to the terms of the acquisition agreement and included within the purchase price at fair value, is an additional amount of up to $0.5 million payable to the selling shareholder of DJO Australia if certain revenue targets are met by December 31, 2009.

The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.  The purchase price was allocated as follows to the fair values of the net tangible and intangible asset acquired:

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

3. DISCONTINUED OPERATIONS

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.0 million plus an additional payment related to the retention by DJO of certain outstanding liabilities.  Our ETS business, which was included within our Domestic Rehabilitation Segment, sold a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through printed catalog and an on-line e-commerce site.  Financial data for the three and nine months ended September 26, 2009 and September 27, 2008 related to discontinued operations includes the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Total revenues	$—	$8,122	$13,450	$24,264

Pre-tax income (loss)	$(504)	$515	$6,390	$1,872
Income tax provision (benefit)	(237)	201	6,824	739
Net income (loss)	$(267)	$314	$(434)	$1,133

Included within discontinued operations for the three and nine months ended September 26, 2009 is a pre-tax gain on disposal of discontinued operations of $6.5 million. The effective tax rate of the discontinued operations for the nine months ended September 26, 2009 is 107%, and differs from the amount which would have been recorded using the US statutory tax rate due primarily to a large difference in the book and tax basis of goodwill.

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	September 26, 2009	September 27, 2008
Balance, beginning of period	$36,521	$32,417
Provision for doubtful accounts and sales returns	25,433	15,411
Write-offs, net of recoveries	(16,334)	(19,124)
Balance, end of period	$45,620	$28,704

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 26, 2009	December 31, 2008
Components and raw materials	$28,349	$34,015

Work in process	4,236	5,310
Finished goods	56,997	59,835
Inventory held on consignment	24,729	21,804
	114,311	120,964
Less—inventory reserves	(17,199)	(17,798)
	$97,112	$103,166

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 26, 2009	September 27, 2008
Balance, beginning of period	$17,798	$18,996
Provision charged to cost of sales	6,296	4,540
Write-offs, net of recoveries	(6,895)	(7,458)

Balance, end of period	$17,199	$16,078

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. GOODWILL AND INTANGIBLE ASSETS

A summary of adjustments to our goodwill balance for the nine months ended September 26, 2009 is as follows (in thousands):

Balance, beginning of period	$1,191,566
Sale of a business	(11,986)
Foreign currency translation	4,327
Acquisitions (See Note 2)	9,137
Balance, end of period	$1,193,044

Identifiable intangible assets consisted of the following as of September 26, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,763	$(85,000)	$373,763
Customer-based	487,998	(86,900)	401,098
	$946,761	$(171,900)	774,861
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated foreign currency translation adjustments			4,426
Net identifiable intangible assets			$1,214,554

Identifiable intangible assets consisted of the following as of December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,612	$(56,501)	$402,111
Customer-based	478,387	(57,537)	420,850
	$936,999	$(114,038)	822,961
Indefinite-lived intangible assets:
Trademarks			435,267
Accumulated foreign currency translation adjustments			2,244
Net identifiable intangible assets			$1,260,472

Our amortizable intangible assets are being amortized over the estimated useful lives of 10 and nine years on a weighted average basis for technology-based and customer-based intangible assets, respectively.

Estimated amortization expense related to identifiable intangible assets for the next five years and thereafter is as follows (in thousands):

Remaining 2009	$19,588
2010	77,081
2011	75,674
2012	74,256
2013	69,399
Thereafter	458,863
$774,861

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 26, 2009	December 31, 2008
Wages and related expenses	$23,004	$21,695
Commissions and royalties	12,206	13,799
Taxes	4,451	4,943
Professional fees	5,477	2,453
Rebates	3,791	4,812
Accrued ERP costs	6,309	6,763
Interest rate swap derivatives	16,029	13,272
Restructuring costs	5,156	2,505
Other accrued liabilities	26,484	34,159
	$102,907	$104,401

8. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	September 26, 2009	December 31, 2008
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($9.7 million and $10.9 million at September 26, 2009 and December 31, 2008, respectively)	$1,039,320	$1,043,404
Revolving loans outstanding under Senior Secured Credit Facility	—	24,000
10.875% Senior notes	575,000	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	597	891
Capital lease obligations and other	266	298
	1,815,183	1,843,593
Less current portion	(11,294)	(11,549)
Long-term debt and capital leases, net of current portion	$1,803,889	$1,832,044

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consists of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The original $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. The market value of our term loan facility was approximately $1,001.8 million as of September 26, 2009 and was determined using trading prices for our term loan on or near that date. As of September 26, 2009, no amounts were drawn related to our revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See note 15).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205%. This swap agreement amortizes through December 2009. As of September 26, 2009, the remaining notional amount of the swap was $435.0 million. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009 (with a notional amount of $550.0 million as of September 26, 2009). The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.   As of September 26, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.3%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJO Finance LLC (“DJOFL”) and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity.  We have not been required to make any mandatory pre-payments through September 26, 2009.  We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 4.50:1 as of the twelve months ended September 26, 2009, stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of September 26, 2009.

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

The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $582.2 million as of September 26, 2009 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of September 26, 2009, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.0 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $185.0 million as of September 26, 2009 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

Debt Issue Costs

We incurred $30.7 million, $24.5 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at September 26, 2009 and December 31, 2008. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

9. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity plan, the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”), which is authorized to grant options up to 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. In addition, we adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). Another one-third of stock options will vest over a specified performance period (typically four to five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis (“Performance-Based Tranche”), as defined in the DJO Form Option Agreement.  The final one-third of stock options was originally determined to vest based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and free cash flow (“Enhanced Performance-Based Tranche”), but has been modified as described herein. The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with us.

During March 2009, we made modifications to the terms of the outstanding options and the 2007 Plan. The Time-Based Tranche terms remain the same as discussed above. The performance conditions for the portion of the options within the Performance-Based Tranche that vest based on 2009 financial performance were modified to require achievement of the levels of Adjusted EBITDA and free cash flow that were established in connection with our 2009 budget process. As with the original terms of such options, the optionees may earn 80% or more of such portion of options upon achievement of at least a minimum threshold amount of the budgeted Adjusted EBITDA and of the free cash flow targets for 2009. The financial targets for the Performance-Based Tranches for the years 2010-2012 remain unchanged and we added financial targets for 2013-2015. The vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the annual target for a given year, the annual portion of the tranche associated with all prior years will also vest to the extent not previously vested. The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics. These new targets require achievement of a minimum internal rate of return (“IRR”) and multiple of invested capital (“MOIC”), each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock. As a result of this modification, the Enhanced Performance-Based Tranche has both a performance component and a market condition component.

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

Employee Stock Options

During the nine months ended September 26, 2009 we granted 708,932 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees.

For the three and nine months ended September 26, 2009, we recorded non-cash compensation expense of approximately $0.9 million and $2.2 million, respectively, associated with stock options issued under the 2007 Plan.  During the first half of 2008, the achievement of 2008 targets was deemed probable and we recorded non-cash compensation expense of approximately $0.4 million. At September 27, 2008, the Company reassessed the probability of achieving 2008 targets and determined that achievement of such targets was no longer probable.  As such, for the three months ended September 27, 2008, we recorded a net reversal of non-cash compensation expense of approximately $22,000.  For the nine months ended September 27, 2008, we recorded non-cash compensation expense of approximately $1.2 million associated with stock options under the 2007 Plan.

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

We record expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options previously modified during the first quarter of 2008 and reallocated to the Time-Based and Performance-Based Tranches.  The expense related to the previously modified options is recognized ratably over the expected term of the stock options using the original grant-date fair value regardless of the probability of achieving the performance conditions.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. During 2008 we did not recognize compensation expense associated with our Performance-Based Tranche as the performance targets under the original grant were not achieved.  As a result of the modification of the 2009 targets and our actual results for the nine months ended September 26, 2009, we now believe that it is probable that we will achieve the 2009 performance targets.  As such, for the nine months ended September 26, 2009, we recognized compensation expense for the modified options and the annual portion of the tranche associated with the 2008 options that were not previously vested.  To date, no amount has been recorded for the Enhanced Performance-Based Tranche, as achievement of the performance component is not deemed probable at this time.

As a result of the 2009 modification, we will no longer use the original grant date fair value to measure compensation cost and have re-assessed the assumptions used to determine the fair value of options at the date of modification and at subsequent grant dates. The following table presents the assumptions we used in calculating the fair value of employee stock options for the nine months ended September 26, 2009 and September 27, 2008:

Nine Months Ended
	September 26, 2009	September 27, 2008
Expected dividends	0.0%	0.0%
Expected volatility	34.4 – 34.7%	27.4% – 60.0%
Risk-free rate	2.30 – 2.79%	3.21% – 4.70%
Expected term (in years)	6.1 – 6.3 years	4.7 – 7.1 years

Non-Employee Stock Options

During the nine months ended September 26, 2009 we granted 24,800 stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order to vest in the options granted.  Non-employee options are accounted for in accordance with ASC 505-50 (formerly Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Counjunction with Selling Goods or Services”) which states that the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

10. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker.  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three and nine months ended September 26, 2009 reflects this new segmentation and the data for the three and nine months ended September 27, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments.

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

•                  Regeneration.  Our Regeneration business unit primarily sells our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

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

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales:
Domestic Rehabilitation Segment	$162,182	$162,521	$468,991	$468,104
International Segment	58,588	58,485	172,863	194,794
Domestic Surgical Implant Segment	15,416	14,509	47,097	46,004
Consolidated net sales	$236,186	$235,515	$688,951	$708,902

Gross profit:
Domestic Rehabilitation Segment	$108,523	$101,127	$310,910	$296,606
International Segment	32,434	35,669	98,645	117,726
Domestic Surgical Implant Segment	11,779	11,888	36,541	37,864
Expenses not allocated to segments/Eliminations	(2,589)	(115)	(4,340)	(5,540)
Consolidated gross profit	$150,147	$148,569	$441,756	$446,656

Operating income:
Domestic Rehabilitation Segment	$48,402	$36,903	$127,539	$100,936
International Segment	10,625	12,239	33,556	43,803
Domestic Surgical Implant Segment	2,805	2,767	8,982	8,983
Expenses not allocated to segments/Eliminations	(38,274)	(33,050)	(114,382)	(112,882)
Consolidated operating income	$23,558	$18,859	$55,695	$40,840

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales:
United States	$177,598	$177,030	$516,088	$514,108
Germany	18,612	6,692	53,312	47,912
Other Europe, Middle East, & Africa	25,528	40,586	81,174	114,271
Asia Pacific	3,429	3,678	10,277	10,196
Other	11,019	7,529	28,100	22,415
	$236,186	$235,515	$688,951	$708,902

11. INCOME TAXES

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of foreign taxes, including favorable adjustments related to prior year foreign taxes, unfavorable adjustments related to deferred foreign exchange gains, deferred taxes on the assumed repatriation of foreign earnings and the favorable impact of new California legislation discussed below.

For the three and nine months ended September 26, 2009, we recorded an income tax benefit of approximately $3.0 million and $19.9 million, respectively, on pre-tax losses of approximately $13.9 million and $57.8 million, respectively.  For the three and nine months ended September 27, 2008, we recorded an income tax benefit of approximately $11.0 million and $29.0 million, respectively, on pre-tax losses of approximately $25.5 million and $88.7 million, respectively.

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

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. At December 31, 2008, our gross unrecognized tax benefits were $15.4 million.  For the three and nine months ended September 26, 2009, we increased our gross unrecognized tax benefits by $0.4 million and $0.7 million, respectively, due to additions and settlements of unrecognized tax benefits related to tax positions of prior years.  For the three and nine months ended September 26, 2009, we recognized an additional $0.1 million and $0.4 million, respectively, in interest and penalties.  Our total gross unrecognized tax benefits were $16.1 million at September 26, 2009, including $1.6 million related to interest and penalties.  We do not anticipate a decrease in any gross uncertain tax positions within the next twelve months.  Due to the adoption of ASC 805-740 (formerly SFAS No. 141R, “Business Combinations”) on  January 1, 2009, all of our unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.4 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

12. RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of our Chattanooga activities is expected to take approximately nine to 12 months to complete. As a result of this transition, we expect to incur approximately $6.0 million to $8.0 million of cash expenses, mainly related to one-time termination benefits and employee retention.

A summary of the activity relating to the restructuring for the period from June 1, 2009 through September 26, 2009 is as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance, beginning of period	$—	$—	$—
Expensed during period	985	—	985
Payments made during period	(25)	—	(25)
Balance at June 27, 2009	960	—	960
Expensed during period	2,171	305	2,476
Payments made during period	(391)	(31)	(422)
Balance at September 26, 2009	$2,740	$274	$3,014

Expenses incurred related to the transition of our Chattanooga activities are recorded within selling, general and administrative expense on our statement of operations.

13. COMMITMENTS AND CONTINGENCIES

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 80 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carrier and to our product liability carrier. The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity.  Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We maintain product liability insurance which is subject to annual renewal and our recently renewed policy (together with excess policies) provides for coverage of up to a limit of $25.0 million, subject to a self-insured retention of $50,000 on non-invasive products (other than our IceMan cold therapy product), a self-insured retention of $250,000 on invasive products (other than our pain pump products) and a self-insured retention of $500,000 for pain pumps and the IceMan cold therapy product, with an aggregate self-insured retention of $1.0 million for all product liability claims. We believe our current product liability insurance coverage is adequate. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of September 26, 2009 and December 31, 2008, we have accrued approximately $2.0 million and $1.8 million, respectively, for product liability claims expenses based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In the first quarter of 2008, we received a U.S. Food and Drug Administration (“FDA”) Form 483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga business unit of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The FDA auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we have addressed these areas of concern adequately. In a recent FDA audit of our Chattanooga facility, as a follow-up to the warning letter we received in June 2008, the FDA issued no Form 483 “Inspectional Observations.”  However, we cannot assure you that the FDA will not take further action along these lines in the future.

In the third quarter of 2009, we received an FDA Form 483 “Inspectional Observations” in connection with an FDA audit of our Domestic Surgical Implant Segment, stating that we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We are reviewing these inspectional observations to determine the appropriate remedial action. We cannot assure you that the FDA will not take further action in the future, including issuing a warning letter related to these observations.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as defendants along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has decided not to intervene in the Qui Tam action at this time.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

14. RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For each of the three and nine month periods ended September 26, 2009 and September 27, 2008, we recognized $1.75 million and $5.25 million, respectively, related to the monitoring fee, which is recorded as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

15. DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC 815-20.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  At September 26, 2009, we had 53 foreign exchange forward contracts, with a notional amount of $10.9 million and an aggregate fair market value of approximately $11.4 million. These foreign exchange forward contracts expire weekly throughout the fiscal year 2009.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date in December 2009 (the notional amount was $435.0 million as of September 26, 2009).  In February 2009, we entered into two new non-amortizing interest rate swap agreements.  The first agreement is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009 (the notional amount was $550.0 million as of September 26, 2009).  The second agreement is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  We have designated these interest rate swap agreements as cash flow hedges under ASC 815-20.

In accordance with ASC 820-10-35 (formerly SFAS No. 157, “Fair Value Measurements”), we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 26, 2009, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes our derivative instruments, which, since the fair values reflect gains and losses are, included within our assets and other current and non-current liabilities, respectively, in our condensed consolidated balance sheets (in thousands):

	September 26, 2009	December 31, 2008
Assets:
Foreign exchange contracts	$427	$—
Total derivative assets	$427	$—

Liabilities:
Foreign exchange contracts	$—	$4,162
Interest rate swaps	18,599	13,272
Total derivative liabilities	$18,599	$17,434

The following table summarizes the effect our derivative instruments have on our condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Foreign exchange contracts	Other income (expense), net	$427	$163	$(2,945)	$914
Interest rate swaps	Interest expense	(5,001)	(1,741)	(12,629)	(2,823)
Total net loss		$(4,574)	$(1,578)	$(15,574)	$(1,909)

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of September 26, 2009 and December 31, 2008 and for the three and nine months ended September 26, 2009 and September 27, 2008, respectively.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,532	$28,322	$19,425	$—	$51,279
Accounts receivable, net	—	122,899	37,543	—	160,442
Inventories, net	—	81,587	24,806	(9,281)	97,112
Deferred tax assets, net	—	37,759	1,022	(1,220)	37,561
Prepaid expenses and other current assets	29	15,892	2,199	—	18,120
Total current assets	3,561	286,459	84,995	(10,501)	364,514
Property and equipment, net	—	73,913	12,825	(2,017)	84,721
Goodwill	—	1,108,703	84,341	—	1,193,044
Intangible assets, net	—	1,173,055	41,499	—	1,214,554
Investment in subsidiaries	1,242,942	2,262,373	70,344	(3,575,659)	—
Intercompany receivable	1,151,653	—	—	(1,151,653)	—
Other non-current assets	41,597	887	2,766	—	45,250
Total assets	$2,439,753	$4,905,390	$296,770	$(4,739,830)	$2,902,083
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$34,782	$6,008	$(1)	$40,789
Long-term debt and capital leases, current portion	10,650	175	469	—	11,294
Other current liabilities	60,795	57,280	27,007	—	145,082
Total current liabilities	71,445	92,237	33,484	(1)	197,165
Long-term debt and capital leases, net of current portion	1,803,670	82	137	—	1,803,889
Deferred tax liabilities, net	—	305,761	15,158	(1,074)	319,845
Intercompany payable, net	—	1,019,878	131,775	(1,151,653)	—
Other non-current liabilities	—	11,458	2,873	—	14,331
Total liabilities	1,875,115	1,429,416	183,427	(1,152,728)	2,335,230
Total membership equity	564,638	3,475,974	113,343	(3,587,102)	566,853
Total liabilities and membership equity	$2,439,753	$4,905,390	$296,770	$(4,739,830)	$2,902,083

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$208,258	$63,491	$(35,563)	$236,186
Cost of sales	—	74,148	42,564	(30,673)	86,039
Gross profit	—	134,110	20,927	(4,890)	150,147
Operating expenses:
Selling, general and administrative	—	82,853	18,560	—	101,413
Research and development	—	5,049	567	—	5,616
Amortization of acquired intangibles	—	18,639	921	—	19,560
Operating income	—	27,569	879	(4,890)	23,558
Other income (expense):
Interest income	4,351	753	175	(5,068)	211
Interest expense	(38,978)	(4,370)	(885)	5,060	(39,173)
Other income, net	23,253	(56,348)	1,418	33,099	1,422
Income (loss)from continuing operations before income taxes	(11,374)	(32,396)	1,587	28,201	(13,982)
Provision (benefit) for income taxes	—	(3,895)	926	—	(2,969)
Income (loss) from discontinued operations, net	—	(267)	—	—	(267)
Net income (loss)	(11,374)	(28,768)	661	28,201	(11,280)
Noncontrolling interests	—	—	94	—	94
Net income (loss) attributable to DJO Finance LLC	$(11,374)	$(28,768)	$567	$28,201	$(11,374)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$589,554	$192,241	$(92,844)	$688,951
Cost of sales	—	212,781	126,963	(92,549)	247,195
Gross profit	—	376,773	65,278	(295)	441,756
Operating expenses:
Selling, general and administrative	—	252,494	58,124	—	310,618
Research and development	—	15,539	2,042	—	17,581
Amortization of acquired intangibles	—	55,917	1,945	—	57,862
Operating income	—	52,823	3,167	(295)	55,695
Other income (expense):
Interest income	13,737	2,190	656	(15,834)	749
Interest expense	(116,818)	(13,835)	(2,489)	15,823	(117,319)
Other income (expense), net	64,314	(47,719)	1,860	(15,446)	3,009
Income (loss)from continuing operations before income taxes	(38,767)	(6,541)	3,194	(15,752)	(57,866)
Provision (benefit) for income taxes	—	(21,385)	1,484	—	(19,901)
Income (loss) from discontinued operations, net	—	(434)	—	—	(434)
Net income (loss)	(38,767)	14,410	1,710	(15,752)	(38,399)
Noncontrolling interests	—	—	368	—	368
Net income (loss) attributable to DJO Finance LLC	$(38,767)	$14,410	$1,342	$(15,752)	$(38,767)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 27, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$196,680	$61,320	$(22,485)	$235,515
Cost of sales	—	75,806	35,734	(24,594)	86,946
Gross profit	—	120,874	25,586	2,109	148,569
Operating expenses:
Selling, general and administrative	—	84,749	19,030	(1)	103,778
Research and development	—	5,947	826	—	6,773
Amortization of acquired intangibles	—	18,629	530	—	19,159
Operating income	—	11,549	5,200	2,110	18,859
Other income (expense):
Interest income	10,534	921	219	(11,338)	336
Interest expense	(41,848)	(10,577)	(986)	11,338	(42,073)
Other income (expense), net	16,885	(862)	(1,739)	(16,881)	(2,597)
Income (loss) from continuing operations before income taxes	(14,429)	1,031	2,694	(14,771)	(25,475)
Provision (benefit) for income taxes	—	(12,897)	1,208	659	(11,030)
Income (loss) from discontinued operations, net	—	314	—	—	314
Net (loss) income	(14,429)	14,242	1,486	(15,430)	(14,131)
Noncontrolling interests	—	—	298	—	298
Net income (loss) attributable to DJO Finance LLC	$(14,429)	$14,242	$1,188	$(15,430)	$(14,429)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 27, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$581,192	$196,647	$(68,937)	$708,902
Cost of sales	—	221,185	112,369	(71,308)	262,246
Gross profit	—	360,007	84,278	2,371	446,656
Operating expenses:
Selling, general and administrative	—	262,055	65,674	(7)	327,722
Research and development	—	18,431	2,248	—	20,679
Amortization of acquired intangibles	—	55,809	1,606	—	57,415
Operating income	—	23,712	14,750	2,378	40,840
Other income (expense):
Interest income	36,855	3,343	566	(39,578)	1,186
Interest expense	(129,153)	(37,108)	(3,058)	39,564	(129,755)
Other income (expense), net	32,909	(21)	(950)	(32,904)	(966)
Income (loss) from continuing operations before income taxes	(59,389)	(10,074)	11,308	(30,540)	(88,695)
Provision (benefit) for income taxes	—	(32,837)	3,212	659	(28,966)
Income (loss) from discontinued operations, net	—	1,133	—	—	1,133
Net (loss) income	(59,389)	23,896	8,096	(31,199)	(58,596)
Noncontrolling interests	—	—	793	—	793
Net income (loss) attributable to DJO Finance LLC	$(59,389)	$23,896	$7,303	$(31,199)	$(59,389)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss (income)	$(38,767)	$14,410	$1,710	$(15,752)	$(38,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	17,253	3,711	(392)	20,572
Amortization of intangibles	—	55,917	1,945	—	57,862
Amortization of debt issuance costs	9,597	—	—	—	9,597
Stock-based compensation	—	2,335	—	—	2,335
Loss on disposal of assets	—	270	270	(75)	465
Gain on disposal of discontinued operations	—	(496)	—	103	(393)
Deferred income taxes	—	(24,012)	(711)	2,149	(22,574)
Non-cash income from subsidiaries	(64,314)	86,249	—	(21,935)	—
Provision for doubtful accounts and sales returns	—	24,728	705	—	25,433
Inventory reserves	—	5,449	847	—	6,296
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(18,154)	(1,269)	—	(19,423)
Inventories	—	(3,404)	(1,762)	4,002	(1,164)
Prepaid expenses, other assets and liabilities	273	(4,826)	4,855	(338)	(36)
Accounts payable and other current liabilities	31,190	(8,856)	(591)	253	21,996
Net cash (used in) provided by operating activities	(62,021)	146,863	9,710	(31,985)	62,567
INVESTING ACTIVITIES:
Acquisition of businesses, net cash acquired	—	(2,417)	(10,429)	—	(12,846)
Acquisition of intangibles	—	(103)	(51)	—	(154)
Purchases of property and equipment	—	(15,558)	(4,129)	554	(19,133)
Proceeds from sale of discontinued operations	—	21,846	—	—	21,846
Other, net	—	78	—	—	78
Net cash (used in) provided by investing activities	—	3,846	(14,609)	554	(10,209)
FINANCING ACTIVITIES:
Intercompany	94,878	(136,731)	10,422	31,431	—
Payments on revolving line of credit	(94,325)	(26)	(483)	—	(94,834)
Proceeds from debt and revolving line of credit	65,000	(3)	176	—	65,173
Net cash (used in) financing activities	65,553	(136,760)	10,115	31,431	(29,661)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,901)	—	(1,901)
Net increase (decrease) in cash and cash equivalents	3,532	13,949	3,315	—	20,796
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$3,532	$28,322	$19,425	$—	$51,279

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 27, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss (income)	$(59,389)	$23,896	$8,096	$(31,199)	$(58,596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	14,568	3,459	(595)	17,432
Amortization of intangibles	—	55,809	1,606	—	57,415
Amortization of debt issuance costs	9,857	—	—	—	9,857
Stock-based compensation	—	1,204	—	—	1,204
Asset impairments and loss on disposal of assets	—	1,046	380	(65)	1,361
Deferred income taxes	—	(19,096)	(330)	659	(18,767)
Non-cash income from subsidiaries	(32,908)	(9)	—	32,917	—
Provision for doubtful accounts and sales returns	—	15,026	385	—	15,411
Inventory reserves	—	4,118	422	—	4,540
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(30,702)	(3,217)	—	(33,919)
Inventories	—	5,114	1,603	(2,357)	4,360
Prepaid expenses, other assets and liabilities	9	(7,045)	2,221	(89)	(4,904)
Accounts payable and other current liabilities	33,642	(14,582)	1,125	89	20,274
Net cash (used in) provided by operating activities	(48,789)	49,347	15,750	(640)	15,668
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,170)	(46)	—	(1,216)
Acquisition of intangible assets	—	(2,062)	(1,817)	—	(3,879)
Purchases of property and equipment	—	(16,385)	(3,354)	640	(19,099)
Other, net	—	1,214	—	—	1,214
Net cash (used in) provided by investing activities	—	(18,403)	(5,217)	640	(22,980)
FINANCING ACTIVITIES:
Intercompany	53,595	(45,976)	(7,619)	—	—
Proceeds from debt and revolving line of credit	12,000	—	—	—	12,000
Payments on debt and revolving line of credit	(17,325)	(683)	(3,543)	—	(21,551)
Net cash provided by (used in) financing activities	48,270	(46,659)	(11,162)	—	(9,551)
Effect of exchange rate changes on cash and cash equivalents	—	—	(236)	—	(236)
Net decrease in cash and cash equivalents	(519)	(15,715)	(865)	—	(17,099)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of period	$—	$28,979	$17,393	$—	$46,372

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

On June 12, 2009 we sold our ETS catalog business to Patterson Medical Supply, Inc. for approximately $21.0 million plus an additional payment related to the retention by DJO of certain outstanding liabilities. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations.

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to the Chief Operating Decision Maker.  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the three and nine months ended September 26, 2009 reflects this new segmentation and the data for the three and nine months ended September 27, 2008, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments:

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

•                  Regeneration.  Our Regeneration business unit sells our bone growth stimulation products.  These products are sold through a combination of certain DonJoy sales representatives and additional independent and employed sales representatives dedicated to selling these products either directly to patients or independent distributors.  We arrange billing to these third party payors or patients for products directly sold to the patients.

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

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three and nine months ended September 26, 2009 and September 27, 2008, respectively. This information excludes intersegment and certain expenses not allocated to segments (which are primarily comprised of general corporate expenses, certain non-recurring charges, and adjustments related to the DJO Merger and certain other smaller acquisitions for all periods presented). All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Domestic Rehabilitation:
Net sales	$162,182	$162,521	$468,991	$468,104
Gross profit	$108,523	$101,127	$310,910	$296,606
Gross profit margin	66.9%	62.2%	66.3%	63.4%
Operating income	$48,402	$36,903	$127,539	$100,936
Operating income as a percent of net segment sales	29.8%	22.7%	27.2%	21.6%
International:
Net sales	$58,588	$58,485	$172,863	$194,794
Gross profit	$32,434	$35,669	$98,645	$117,726
Gross profit margin	55.4%	61.0%	57.1%	60.4%
Operating income	$10,625	$12,239	$33,556	$43,803
Operating income as a percent of net segment sales	18.1%	20.9%	19.4%	22.5%
Domestic Surgical Implant:
Net sales	$15,416	$14,509	$47,097	$46,004
Gross profit	$11,779	$11,888	$36,541	$37,864
Gross profit margin	76.4%	81.9%	77.6%	82.3%
Operating income	$2,805	$2,767	$8,982	$8,983
Operating income as a percent of net segment sales	18.2%	19.1%	19.1%	19.5%

Acquisition of Chattanooga Group Inc.

On August 4, 2009 we acquired Chattanooga Group Inc., a Canadian distributor of certain of our products (“Chattanooga Canada”), for $7.2 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note.  The holdback provides security for potential indemnification claims and, if not used for such, indemnification claims will be paid to the sellers.  The holdback also provides for the accrual of interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter.  Fifty percent of the holdback with interest is due in January 2011 and the remainder of the balance with interest is due in three years, upon expiration of the tax statute of limitations period.  The note provides for the accrual of interest at an annual rate of 6% with the principal and interest due in August 2010.  The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.

Acquisition of Empi Canada Inc.

On August 4, 2009 we acquired Empi Canada Inc., a Canadian distributor of certain of our products (“Empi Canada “), for $7.4 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note.  The holdback provides security for potential indemnification claims and, if not used for such, indemnification claims will be paid to the sellers.  The holdback also provides for the accrual of interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter.  Fifty percent of the holdback with interest is due in January 2011 and the remainder of the balance with interest is due in three years, upon expiration of the tax statute of limitations period.  The note provides for the accrual of interest at an annual rate of 6% with the principal and interest due in August 2010.  The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.

Acquisition of DonJoy Orthopaedics Pty. Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd., an Australian distributor of certain of our products (“DJO Australia”), for $3.7 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is an additional amount of up to $0.5 million payable to the selling shareholder of DJO Australia if certain revenue targets are met by December 31, 2009.  The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC 805-10.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
Net sales	$236,186	100.0%	$235,515	100.0%	$688,951	100.0%	$708,902	100.0%
Cost of sales	86,039	36.4	86,946	36.9	247,195	35.9	262,246	37.0
Gross profit	150,147	63.6	148,569	63.1	441,756	64.1	446,656	63.0
Operating expenses:
Selling, general and administrative	101,413	42.9	103,778	44.1	310,618	45.1	327,722	46.2
Research and development	5,616	2.4	6,773	2.9	17,581	2.6	20,679	2.9
Amortization of acquired intangibles	19,560	8.3	19,159	8.1	57,862	8.4	57,415	8.1
Operating income	23,558	10.0	18,859	8.0	55,695	8.1	40,840	5.8
Other income (expense):
Interest income	211	0.1	336	0.1	749	0.1	1,186	0.2
Interest expense	(39,173)	(16.6)	(42,073)	(17.9)	(117,319)	(17.0)	(129,755)	(18.3)
Other income (expense), net	1,422	0.6	(2,597)	(1.1)	3,009	0.4	(966)	(0.1)
Loss from continuing operations before income taxes	(13,982)	(5.9)	(25,475)	(10.8)	(57,866)	(8.4)	(88,695)	(12.5)
Benefit for income taxes	(2,969)	(1.3)	(11,030)	(4.7)	(19,901)	(2.9)	(28,966)	(4.1)
Income (loss) from discontinued operations, net	(267)	(0.1)	314	0.1	(434)	(0.1)	1,133	0.2
Net loss	(11,280)	(4.8)	(14,131)	(6.0)	(38,399)	(5.6)	(58,596)	(8.3)
Noncontrolling interests	94	0.0	298	0.1	368	0.1	793	0.1
Net loss attributable to DJO Finance LLC	$(11,374)	(4.8)%	$(14,429)	(6.1)%	$(38,767)	(5.6)%	$(59,389)	(8.4)%

Three Months Ended September 26, 2009 compared to Three Months Ended September 27, 2008

Net Sales.  Our net sales for the three months ended September 26, 2009 were $236.2 million, representing an increase of 0.3% from net sales of $235.5 million for the three months ended September 27, 2008.  This increase was primarily driven by higher sales in each of our domestic business units, except Chattanooga as well as increasing sales in our international segments on the basis of constant currency rates, offset by $3.4 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended September 27, 2008.

For the three months ended September 26, 2009 and September 27, 2008, we generated 24.8% of our net sales from customers outside the United States. Additionally, sales of new products, which include products that have been on the market less than one year, were $5.1 million for the three months ended September 26, 2009, compared to new product sales of $16.7 million for the three months ended September 27, 2008.

The following table sets forth the mix of our net sales for the three months ended September 26, 2009 compared to the three months ended September 27, 2008:

	Three Months Ended
($ in thousands)	September 26, 2009	% of Net Revenues	September 27, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segment	$162,182	68.7%	$162,521	69.0%	$(339)	(0.2)%
International Segment	58,588	24.8	58,485	24.8	103	0.2
Domestic Surgical Implant Segment	15,416	6.5	14,509	6.2	907	6.3
Consolidated net sales	$236,186	100.0%	$235,515	100.0%	$671	0.3%

Net sales in our Domestic Rehabilitation Segment were $162.2 million for the three months ended September 26, 2009, reflecting a decrease of 0.2% from net sales of $162.5 million for the three months ended September 27, 2008. The decrease was driven primarily by declines in revenues in our Chattanooga business due to the economic downturn and constraints in the credit markets which have compelled customers to slow purchases of capital equipment items supplied by Chattanooga.

Net sales in our International Segment for the three months ended September 26, 2009 were $58.6 million, reflecting an increase of 0.2% from net sales of $58.5 million for the three months ended September 27, 2008. The increase was driven primarily by higher sales across the majority of the territories, offset by $3.4 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended September 27, 2008 and lower sales in certain territories due to the economic downturn.  On the basis of constant currency rates, sales in our International Segment grew 5.9% in the three months ended September 26, 2009 compared to the prior year period.

Net sales in our Domestic Surgical Implant Segment increased to $15.4 million from $14.5 million for the three months ended September 26, 2008, representing a 6.3% increase over the same period in the prior year. The increase was driven primarily by an increase in sales of our shoulder products.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 63.6% for the three months ended September 26, 2009 from 63.1% for the three months ended September 27, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and the benefits of a more favorable mix of products sold, partially offset by unfavorable changes in foreign exchange rates of approximately $2.5 million and a $1.9 million non-recurring reserve of certain inventory in our Chattanooga business.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 66.9% for the three months ended September 26, 2009 from 62.2% for the three months ended September 27, 2008. The increase was primarily driven by cost improvement initiatives and the benefits of a more favorable mix of products sold, partially offset by a $1.9 million non-recurring reserve of certain inventory in our Chattanooga business.

Gross profit in our International Segment as a percentage of net sales decreased to 55.4% for the three months ended September 26, 2009 from 61.0% for the three months ended September 27, 2008.  The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $2.5 million and the impact of a less favorable mix of products sold.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales decreased to 76.4% for the three months ended September 26, 2009 from 81.9% for the three months ended September 27, 2008. The decrease was primarily driven by a lower margin mix of products sold and, to a lesser extent, higher inventory obsolescence costs.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $101.4 million for the three months ended September 26, 2009 from $103.8 million for the three months ended September 27, 2008 due to overall cost savings initiatives, partially offset by $1.3 million of higher non-recurring costs as a result of our integration activities. The following table sets forth certain non-recurring costs associated with our integration activities and the implementation of our new global ERP system:

	Three Months Ended
($ in thousands)	September 26, 2009	September 27, 2008
Employee severance and relocation expenses	$156	$2,602
Integration expenses	8,058	4,264
ERP implementation	2,658	2,180
	$10,872	$9,046

Employee severance and relocation for the three months ended September 26, 2009 included severance in connection with integration activities following the DJO Merger and restructuring at our international locations.   Employee severance and relocation expenses for the three months ended September 27, 2008 consisted of $2.2 million of severance in connection with the DJO Merger and $0.4 million of severance in connection with other acquisitions.  Integration expense for the three months ended September 26, 2009 included $4.5 million of integration costs accrued in connection with the integration of the operations of the Chattanooga site into our other existing sites and $3.6 million of integration costs in connection with the DJO merger and other small acquisitions.  Integration expenses for the three months ended September 27, 2008 included $3.9 million of integration costs accrued in connection with the DJO Merger and $0.4 million of integration costs related to other acquisitions.

Research and Development.  Our research and development expense decreased to $5.6 million for the three months ended September 26, 2009 from $6.8 million for the three months ended September 27, 2008. As a percentage of net sales, research and development expense decreased slightly to 2.4% from 2.9% in the three months ended September 27, 2008, primarily reflecting cost savings initiatives.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to 20 years. Our amortization of acquired intangibles increased to $19.6 million for the three months ended September 26, 2009 from $19.2 million for the three months ended September 27, 2008.

Interest Expense.  Our interest expense decreased to $39.2 million for the three months ended September 26, 2009 from interest expense of $42.1 million for the three months ended September 27, 2008.  The decrease is primarily related to lower debt levels and reduced interest rates.

Other Income (Expense).  Net other income increased to $1.4 million for the three months ended September 26, 2009 from net other expense of $2.6 million for the three months ended September 27, 2008.  Both amounts primarily reflect net foreign currency transaction (losses) or gains.

Benefit for Income Taxes.  For the three months ended September 26, 2009, we recorded $3.0 million of income tax benefit on a pre-tax loss of $13.9 million.  For the three months ended September 27, 2008, we recorded $11.0 million of income tax benefit on a pre-tax loss of $25.5 million.

Nine Months Ended September 26, 2009 compared to Nine Months Ended September 27, 2008

Net Sales.  Our net sales for the nine months ended September 26, 2009 were $689.0 million, representing a decrease of 2.8% from net sales of $708.9 million for the nine months ended September 27, 2008.  This decrease was primarily driven by $20.0 million of unfavorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 27, 2008.

For the nine months ended September 26, 2009, we generated 25.1% of our net sales from customers outside the United States as compared to 27.5% for the nine months ended September 27, 2008. Additionally, sales of new products, which include products that have been on the market less than one year, were $12.4 million for the nine months ended September 26, 2009, compared to new product sales of $28.4 million for the nine months ended September 27, 2008.

The following table sets forth the mix of our net sales for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008:

	Nine Months Ended
($ in thousands)	September 26, 2009	% of Net Revenues	September 27, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segments	$468,991	68.1%	$468,104	66.0%	$887	0.2%
International Segments	172,863	25.1	194,794	27.5	(21,931)	(11.3)
Domestic Surgical Implant Segments	47,097	6.8	46,004	6.5	1,093	2.4
Consolidated net sales	$688,951	100.0%	$708,902	100.0%	$(19,951)	(2.8)%

Net sales in our Domestic Rehabilitation Segment were $469.0 million for the nine months ended September 26, 2009, reflecting a slight increase of 0.2% from net sales of $468.1 million for the nine months ended September 27, 2008. The increase was driven primarily by second quarter growth across the majority of our product lines, mostly offset by declines in revenues in our Chattanooga business due to the economic downturn and constraints in the credit markets which have compelled customers to slow purchasing capital equipment items supplied by Chattanooga and a slowdown in certain customer purchasing during the first quarter due to the overall global economic decline.

Net sales in our International Segment for the nine months ended September 26, 2009 were $172.9 million, reflecting a decrease of 11.3% from net sales of $194.8 million for the nine months ended September 27, 2008. The decrease was driven primarily by $20.0 million of unfavorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 27, 2008 and reduced sales of consumer products and clinical physical equipment.  On the basis of constant currency rates, sales in our International Segment decreased 1.0% for the nine months ended September 26, 2009 compared to the nine months ended September 27, 2008.

Net sales in our Domestic Surgical Implant Segment increased slightly to $47.1 million from $46.0 million for the nine months ended September 26, 2009, representing a 2.4% increase over the same period in the prior year. The increase was driven primarily by an increase in sales of our shoulder products.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 64.1% for the nine months ended September 26, 2009 from 63.0% for the nine months ended September 27, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year and the benefits of a more favorable mix of products sold, partially offset by unfavorable changes in foreign exchange rates of approximately $14.5 million.  Additionally, the increase in gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 66.3% for the nine months ended September 26, 2009 from 63.4% for the nine months ended September 27, 2008. The increase was primarily driven by cost improvements initiatives implemented in the past year, the benefits of a more favorable mix of products sold, and reduced amortization of purchased inventory fair value adjustments related to prior year acquisitions of $4.7 million.

Gross profit in our International Segment as a percentage of net sales decreased to 57.1% for the nine months ended September 26, 2009 from 60.4% for the nine months ended September 27, 2008.  The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $14.5 million and the impact of a less favorable mix of products sold.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales decreased to 77.6% for the nine months ended September 26, 2009 from 82.3% for the nine months ended September 27, 2008. The decrease was primarily driven by lower margin mix of products sold and higher inventory obsolescence costs.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $310.6 million for the nine months ended September 26, 2009 from $327.7 million for the nine months ended September 27, 2008 due to overall cost savings initiatives and $9.4 million of lower non-recurring costs as a result of our integration activities, partially offset by $12.2 million of costs related to the implementation of our new global ERP system. The following table sets forth certain non-recurring costs associated with our integration activities and ERP implementation:

	Nine Months Ended
($ in thousands)	September 26, 2009	September 27, 2008
Employee severance and relocation expenses	2,959	$8,970
Integration expenses	22,843	20,221
Reversal of reimbursement claims	(6,000)	—
ERP implementation	14,735	2,579
	$34,537	$31,770

Employee severance and relocation expenses for the nine months ended September 26, 2009 included $1.8 million of severance in connection with our recent company-wide headcount reduction and $1.2 million of severance in connection with integration activities following the DJO Merger and restructuring at our international locations.  Employee severance and relocation expenses for the nine months ended September 27, 2008 consisted of $5.0 million of severance related to the DJO Merger, $1.2 million of severance in connection with other acquisitions and $2.8 million of payments and other expenses in connection with the termination of a former executive officer.  Integration expense for the nine months ended September 26, 2009 included $12.1 million, $5.3 million and $5.4 million of integration costs accrued in connection with the DJO Merger, restructuring at our international locations and certain other smaller acquisitions, and the integration of the operations of the Chattanooga site into our other existing sites, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.  Integration expenses for the nine months ended September 27, 2008 included $17.2 million and $3.0 million of integration costs accrued in connection with the DJO Merger and other acquisitions, respectively.

Research and Development.  Our research and development expense decreased to $17.6 million for the nine months ended September 26, 2009 from $20.7 million for the nine months ended September 27, 2008. As a percentage of net sales, research and development expense decreased slightly to 2.6% from 2.9% in the nine months ended September 27, 2008.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $57.9 million for the nine months ended September 26, 2009 from $57.4 million for the nine months ended September 27, 2008.

Interest Expense.  Our interest expense decreased to $117.3 million for the nine months ended September 26, 2009 from interest expense of $129.8 million for the nine months ended September 27, 2008.  The decrease is primarily related to lower debt levels and reduced interest rates.

Other Income (Expense).  Net other income increased to $3.0 million for the nine months ended September 26, 2009 from net other expense of $1.0 million for the nine months ended September 27, 2008.  Both amounts primarily reflect net foreign currency transaction (losses) or gains.

Benefit for Income Taxes.  For the nine months ended September 26, 2009, we recorded $19.9 million of income tax benefit on a pre-tax loss of $57.8 million.  For the nine months ended September 27, 2008, we recorded $29.0 million of income tax benefit on a pre-tax loss of $88.7 million.

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

Liquidity and Capital Resources

As of September 26, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $51.3 million and $100.0 million of available borrowings under our revolving credit facility, described below. Working capital at September 26, 2009 was $167.4 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the nine months ended September 26, 2009 and September 27, 2008 is as follows:

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash provided by operating activities	$62,567	$15,668
Cash used in investing activities	(10,209)	(22,980)
Cash used in financing activities	(29,661)	(9,551)
Effect of exchange rate changes on cash and cash equivalents	(1,901)	(236)
Net increase (decrease) in cash and cash equivalents	$20,796	$(17,099)

Cash Flows

Operating activities provided cash of $62.6 million and $15.7 million for the nine months ended September 26, 2009  and September 27, 2008, respectively. Cash provided by operating activities for the nine months ended September 26, 2009 primarily reflected our net income after adjustment for non-cash charges and a favorable net change in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 27, 2008 primarily reflected our net income after adjustment for non-cash charges partially offset by a slightly unfavorable net change in operating assets and liabilities. Cash paid for interest was $76.4 million and $86.1 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Investing activities used $10.2 million and $23.0 million of cash for the nine months ended September 26, 2009 and September 27, 2008, respectively. Cash used in investing activities for the nine months ended September 26, 2009 primarily consisted of $19.1 million of purchases of property and equipment, including $4.3 million for our new ERP system, and the acquisition of businesses for a total of $12.8 million, net of cash, partially offset by $21.8 million of proceeds from the sales of assets, mainly ETS. Cash used in investing activities for the nine months ended September 27, 2008 was primarily used for purchases of property and equipment amounting to $19.1 million, including $3.0 million for our new ERP system and the acquisition of businesses for a total of $3.9 million.

Financing activities used $29.7 million and $9.6 million of cash for the nine months ended September 26, 2009 and September 27, 2008, respectively. Cash used in financing activities for the nine months ended September 26, 2009 and the nine months ended September, 2008 represented net payments on long-term debt and revolving lines of credit.

For the remainder of 2009, we expect to spend total cash of approximately $79.8 million for the following:

• approximately $25.5 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• approximately $43.0 million for scheduled interest payments on our senior notes; and

• approximately $11.3 million for capital expenditures, including $2.2 million for our ERP system.

In addition, we expect to spend up to an additional $22.3 million implementing our new ERP system capital project over approximately the next 15 months.

Indebtedness

As of September 26, 2009, we had approximately $1,815.2 million in aggregate indebtedness outstanding.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility provides senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Secured Credit Facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 8).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205%.  This swap agreement amortizes through December 2009. As of September 26, 2009, the remaining notional amount of the swap was $435.0 million. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 through December 2009 (with a remaining notional amount of $550.0 million as of September 26, 2009). The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  As of September 26, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 5.3%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a ratio of consolidated senior debt to Adjusted EBITDA (or senior leverage ratio) starting at a maximum of 5.1:1 and stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of September 26, 2009, we were required to maintain a senior leverage ratio not to exceed 4.50:1 and our actual senior leverage ratio was within the required ratio at 4.00:1.

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 26, 2009, measured on that date, was 1.68:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.00:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of September 26, 2009:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.50:1	4.00:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.68:1

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

Adjusted EBITDA is defined as net income (loss) attributable to DJO Finance LLC, plus loss from discontinued operations,  interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended September 26, 2009. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

(in thousands)	Three Months Ended September 26, 2009	Twelve Months Ended September 26, 2009
	(unaudited)
Net loss attributable to DJO Finance LLC	$(11,374)	$(77,168)
Loss from discontinued operations, net	267	620
Interest expense, net	38,962	159,501
Income tax benefit	(2,969)	(40,616)
Depreciation and amortization	27,163	126,114
Non-cash items (a)	1,458	3,156
Non-recurring items (b)	10,872	47,100
Other adjustment items, before cost savings (c)	536	15,343
Other adjustment items—future cost savings applicable for twelve month period only (d)	NA	13,162
Adjusted EBITDA	$64,915	$247,212

(a)                                  Non-cash items are comprised of the following:

(in thousands)	Three Months Ended September 26, 2009	Twelve Months Ended September 26, 2009
	(unaudited)
Stock compensation expense	$909	$2,512
Loss on disposal of assets	549	644
Total non-cash items	$1,458	$3,156

(b)                                 Non-recurring items are comprised of the following:

(in thousands)	Three Months Ended September 26, 2009	Twelve Months Ended September 26, 2009
	(unaudited)
Employee severance and relocation (1)	$156	$5,226
Integration expense (2)	8,058	24,471
ERP implementation	2,658	17,403
Total non-recurring items	$10,872	$47,100

(1)         Employee severance and relocation for the three months ended September 26, 2009 included severance in connection with integration activities following the DJO Merger and restructuring at our international locations.   Employee severance and relocation for the twelve months ended September 26, 2009 included $1.8 million of severance in connection with our recent company-wide headcount reduction and $3.4 million of employee severance incurred in connection with the DJO Merger, certain other acquisitions, and restructuring at our international locations.

(2)         Integration expense for the three months ended September 26, 2009 included $4.5 million of integration costs accrued in connection with the integration of the operations of the Chattanooga site into our other existing sites and $3.6 million of integration costs in connection with the DJO merger and other small acquisitions.  Integration expense for the twelve months ended September 26, 2009 included $18.5 million, $6.6 million, and $5.4 million of integration costs accrued in connection with the DJO Merger, restructuring at our international locations and certain other smaller acquisitions, and the integration of the operations of the Chattanooga site into our other existing sites, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.

(c)                                  Other adjustment items, before future cost savings, are comprised of the following:

(in thousands)	Three Months Ended September 26, 2009	Twelve Months Ended September 26, 2009
	(unaudited)
Blackstone monitoring fee	$1,749	$6,998
Noncontrolling interest	94	624
Pre-acquisition EBITDA-applicable for the twelve month period only (1)	NA	2,074
Other (2)	(1,307)	5,647
Total other adjustment items, before cost savings	$536	$15,343

(1)         Represents pre-acquisition adjusted EBITDA for an Australia subsidiary acquired in February 2009 and two Canada subsidiaries acquired in August 2009.

(2)         Other adjustment items for the three and twelve months ended September 26, 2009 included net foreign currency transaction (gains) losses.

(d)                                 Includes projected cost savings related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger and other small acquisitions.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the nine months ended September 26, 2009 and September 27, 2008, we reserved for and reduced gross revenues from third party payors by 31% and 32%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 67% and 73% of our net revenues for the nine months ended September 26, 2009 and September 27, 2008, respectively, and approximately 64% and 66% of our net accounts receivable for the nine months ended September 26, 2009 and September 27, 2008, respectively. We experienced write-offs of less than 1% of related net revenues for the nine months ended September 26, 2009 and September 27, 2008, respectively. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 33% and 27% of our net revenues for the nine months ended September 26, 2009 and September 27, 2008, respectively, and approximately 36% and 34% of our net accounts receivable for the nine months ended September 26, 2009 and September 27, 2008, respectively. For the nine months ended September 26, 2009 and September 27, 2008, we estimate bad debt expense to be approximately 7% and 5%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

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

Goodwill and Intangible Assets

In accordance with ASC 350-20 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”)), we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.8% to 11.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.  As a result of our sale, a portion of goodwill was allocated to the business sold based on relative fair values.   The remaining portion of goodwill retained was tested for impairment in accordance with ASC 350-20 in June 2009.  Our June 2009 impairment test did not indicate any impairment.

Furthermore, ASC 350-30 (formerly SFAS No. 142) states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This testwork compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

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

Our gross deferred tax asset balance was approximately $193.7 million at September 26, 2009 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 11 to our unaudited condensed consolidated financial statements). As of September 26, 2009, we maintained a valuation allowance of $6.9 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with prior year acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of September 26, 2009, we had $1,049.0 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% amortizing through an expiration date of December 2009 (the notional amount was $435.0 million as of September 26, 2009). In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first is for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 amortizing through December 2009 (the notional amount was $550.0 million as of September 26, 2009). The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010.   In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.   The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of September 26, 2009 and December 31, 2008 was a loss of approximately $18.6 million and $13.3 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swaps would have impacted our earnings and cash flow, for the nine months ended September 26, 2009, by approximately $0.5 million. Our senior notes of approximately $775.0 million consisted of fixed rate notes at September 26, 2009. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and nine months ended September 26, 2009, our average monthly sales denominated in foreign currencies was approximately $10.7 million and $12.4 million, respectively, of which $9.1 million and $10.6 million, respectively, was derived from Euro denominated sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At September 26, 2009, we had 53 foreign exchange forward contracts, with a notional amount of $10.9 million and an aggregate fair market value of approximately $11.4 million. These contracts expire weekly throughout the fiscal year 2009.  For the three and nine months ended September 26, 2009, we recognized a gain of approximately $0.4 million and a loss of approximately $2.9 million, respectively, in the statement of operations on Mexico Peso forward contracts.  For the three and nine months ended September 27, 2008, we recognized a gain in the statement of operations on Mexico Peso forward contracts of approximately $0.1 million and $0.9 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

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

The manufacture and sale of orthopedic devices and related products exposes us to significant risks of product liability claims, lawsuits and product recalls. From time to time, we have been, and we are currently, the subject of a number of product liability claims and lawsuits relating to our products. We are currently defendants in approximately 80 product liability cases related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps.  All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carrier and to our product liability carrier. The product liability carrier for both of the two manufacturers has accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity.   Our product liability carrier has also accepted coverage of these cases, subject to customary reservations, and was providing us with the defense until the carrier for the manufacturers began providing a defense. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery.

We maintain product liability insurance which is subject to annual renewal and our recently renewed policy (together with excess policies) provides for coverage of up to a limit of $25 million, subject to a self-insured retention of $50,000 on non-invasive products (other than our IceMan cold therapy product), a self-insured retention of $250,000 on invasive products (other than our pain pump products) and a self-insured retention of $500,000 for pain pumps and the IceMan cold therapy product, with an aggregate self-insured retention of $1.0 million for all product liability claims. We believe our current product liability insurance coverage is adequate. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of September 26, 2009 and December 31, 2008, we have accrued approximately $2.0 million and $1.8 million, respectively, for product liability claims expenses based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

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

In the third quarter of 2009, we received an FDA Form 483 “Inspectional Observations” in connection with an FDA audit of our Domestic Surgical Implant Segment, stating that we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We are reviewing these inspectional observations to determine the appropriate remedial action. We cannot assure you that the FDA will not take further action in the future, including issuing a warning letter related to these observations.

On April 15, 2009, we became aware of a Qui Tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as defendants along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business.  The case was sealed when originally filed and unsealed in March 2009.  The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item.  The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state antikickback statutes.  Shortly before becoming aware of the Qui Tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking numerous documents relating to the marketing and sale by us of bone growth stimulators.  We believe that this subpoena is related to the DOJ’s investigation of the allegations in the Qui Tam action, although the DOJ has decided not to intervene in the Qui Tam action at this time.  The Company believes that its marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intends to defend this case vigorously.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 11, 2009. Except for the following factors, there have been no material changes to the risk factors disclosed in such Form 10-K.

Risks Related To Our Business

Recent changes in coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

The Medicare Modernization Act mandates a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment, including many of our products. These changes include competitive bidding requirements, new clinical conditions for payment and quality standards. Although these changes affect our products generally, specific products may be affected by some, but not all, of the Medicare Modernization Act’s provisions.

Prefabricated orthotic devices and certain durable medical equipment, including many of our products, may be subject to a competitive bidding process established under the Medicare Modernization Act. In April 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued final regulations in connection with the competitive bidding program. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, CMS will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through a competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices briefly went into effect on July 1, 2008.  The program was scheduled to be expanded to 70 additional areas in 2009, and additional areas thereafter.  On July 15, 2008, the U.S. Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), which terminated round one contracts and required CMS to rebid those areas in 2009.  The legislation also delays round two bidding until 2011 and makes a series of changes to program requirements.  The delay in bidding is financed by nationwide reductions in Medicare DMEPOS fee schedule payments for items that were subject to the first round of bidding.  When it is eventually implemented, the competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. None of our products is included in the initial round of items subject to bidding; however, there is no assurance they will not be included in the future. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price, or coverage for such products being discontinued altogether. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

On August 7, 2009, CMS issued Transmittal 297 entitled “Compliance Standards for Consignment Closets and Stock and Bill Arrangements” requiring a change in procedures in stock and bill arrangements for Medicare beneficiaries.  When implemented, the Transmittal will require products dispensed to a Medicare beneficiary from the inventory in our OfficeCare accounts in physician office settings to be fitted and billed to Medicare by the physician rather than by us.  Title to the product must pass to the physician at the time the product is dispensed to the patient.  The effect of this change in most instances would be to convert a billing opportunity by us into a sale to the physician at a wholesale price.  The Transmittal was originally scheduled to go into effect on September 8, 2009, but CMS has delayed the effective date until March 1, 2010.  During the period prior to the new effective date, we plan to meet with CMS to express our concerns over the new rule.  If the Transmittal goes into effect as written, it could adversely affect the revenue and profitability of our OfficeCare business.

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

DJO FINANCE LLC

Date: October 29, 2009	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President, Chief Executive Officer and Director

Date: October 29, 2009	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer