Form 10-K
period 2009-12-31
DJO Finance LLC
filed 2010-03-05
CIK 1395317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     ..

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 5, 2010, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) of DJO Finance LLC (“DJOFL”, or “the Company”) for the year ended December 31, 2009 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”  may contain forward-looking statements.  These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms.  These statements reflect only our current expectations.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described elsewhere in this filing.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.  In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that any future results or events expressed by the statement of expectation or belief will be achieved or accomplished.

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

PART I.

ITEM 1.  BUSINESS

Overview

We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We are one of the largest non-surgical orthopedic rehabilitation device companies in the world, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

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

Historical financial results include results of ReAble and its subsidiaries before and after its acquisition by Blackstone and include the results of DJO Opco from the date of the DJO Merger through December 31, 2009.

Except as otherwise indicated, references to “us”, “we”, “our”, or “our Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been licensed by a third party to use: Cefar®, Empi®, Ormed®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, CMF™, OL1000™, and OL1000 SC™.  All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Noncontrolling interests on our consolidated balance sheets as of December 31, 2009 and 2008 reflect a 50% separate ownership interest in Medireha GmbH (“Medireha”) which is not attributable, directly or indirectly, to us.  We have consolidated Medireha for financial reporting purposes due to our controlling interest, which consists of our 50% ownership interest, our control of one of the two director seats, our rights to prohibit certain business activities that are not consistent with our plans for the business and our exclusive distribution rights for products manufactured by Medireha. All significant intercompany balances and transactions have been eliminated in consolidation.

The DJO Merger

On July 15, 2007, we entered into an Agreement and Plan of Merger with DJO Opco providing for the DJO Merger pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco sold), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, Blackstone, borrowings under our senior secured credit facility (the “Senior Secured Credit Facility”) and proceeds from the 10.875% Senior Notes due 2014 issued by DJOFL and DJO Finance Corporation (“Finco”) (see Note 9 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Discontinued Operations

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations in our consolidated financial statements and the accompanying notes.

Operating Segments

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to senior management.  Prior to 2009, we included the international components of the Surgical Implant, Chattanooga, and Empi businesses in either the Surgical Implant or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the year ended December 31, 2009 reflects this new segmentation and the data for the years ended December 31, 2008 and 2007, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments:

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

•                  Empi.  Our Empi business unit offers our home electrotherapy, iontophoresis, and home traction products. We primarily sell these products directly to patients or to physical therapy clinics. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Regeneration.  Our Regeneration business unit sells our bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the categories of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, which range from people interested in improving their fitness to competitive athletes, to assist in athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

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

Acquisitions

Our growth has been driven both by the introduction of products facilitated by our research and development efforts and by selected acquisitions of businesses or products primarily related to our Domestic Rehabilitation and International Segments.  We completed the following acquisitions in 2009, each of which represents an expansion of our international business:

On August 4, 2009 we acquired Chattanooga Group Inc., a Canadian distributor of certain of our products (“Chattanooga Canada”), for $7.2 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter. Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period provided for under relevant tax law.  The promissory note accrues interest at an annual rate of 6% with the principal and interest due in August 2010.

On August 4, 2009 we acquired Empi Canada Inc., a Canadian distributor of certain of our products (“Empi Canada”), for $7.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter. Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period provided for under relevant tax law. The promissory note accrues interest at an annual rate of 6% with the principal and interest due in August 2010.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd., an Australian distributor of certain of our products (“DJO Australia”), for a total cash compensation of $3.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is $0.8 million, the acquisition date fair value of the additional amount expected to be paid to the selling shareholder of DJO Australia if certain revenue targets were met by December 31, 2009. Such revenue targets were met, and the additional amount of $0.8 million, which was included in accrued liabilities in the consolidated balance sheet at December 31, 2009, was paid in the first quarter of fiscal year 2010.

2010 Debt Offering

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes which mature on November 15, 2014, pursuant to the indenture governing our existing 10.875% Senior Notes due 2014 that were issued on November 20, 2007 (collectively, the “10.875% Notes”). The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 16, 2009 to January 19, 2010, which will be included in the first interest payment to be made on May 15, 2010), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility.

Industry Background

Market Opportunities

We participate globally in the rehabilitation, pain management, bone growth stimulation and reconstruction segments of the orthopedic device market. In the United States, we estimate these segments accounted for approximately $8.4 billion of total industry sales in 2008. We believe that several factors are driving growth in the orthopedic products industry, including the following:

•                  Favorable demographics.  An aging population is driving growth in the orthopedic products market. Many conditions that result in rehabilitation, physical therapy or orthopedic surgery are more likely to affect people in middle age or later in life.  According to a 2009 United States Census Bureau — International Data Base projection, the aging baby boomer generation will result in the percentage of the North American population aged 65 and over to grow from 13.2% in 2010 to 16.4% in 2020 and to 19.8% by 2030. In Western Europe, the population aged 65 and over is expected to grow from 18.2% in 2010 to 20.9% in 2020 and to 24.7% by 2030.  In addition, according to the 2009 United States Census Bureau — International Data Base projection, the average life expectancy in North America is 78.5 years in 2010 and is expected to grow to 80.9 years by 2030.  In Western Europe, the average life expectancy is 79.9 years in 2010 and is expected to grow to 82.0 years by 2030.  As life expectancy increases, we believe people will remain active longer, causing the number of injuries requiring orthopedic rehabilitation, bone growth stimulation and reconstructive implants to increase.

•                  Shift toward non-surgical rehabilitation devices and at-home physical therapy.  We believe the growing awareness and clinical acceptance by healthcare professionals of the benefits of non-surgical, non-pharmaceutical treatment and rehabilitation products, combined with the increasing interest by patients in rehabilitation solutions that minimize risk and recuperation time and provide greater convenience, will continue to drive demand for these products. For example, Transcutaneous electrical nerve stimulation (“TENS”) and Neuromuscular electrical nerve stimulation (“NMES”) devices are increasingly being recognized as effective solutions for pain management and rehabilitation therapy, respectively. In addition, we believe that orthopedic surgeons are increasingly utilizing braces that assist in rehabilitation and bone growth stimulation devices that enable in-home treatment as viable alternatives to surgery. Many of our orthopedic rehabilitation products are designed for at-home use, which we believe should allow us to benefit from the market shift toward these treatment alternatives.

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

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to further enhance our position in the orthopedic rehabilitation device market:

•                  Leading market positions.  We estimate we have leading market positions for many of our products. We believe our orthopedic and physical therapy rehabilitation products marketed under the DonJoy, Aircast, ProCare, Chattanooga, Empi, Cefar, Compex and Ormed brands have a reputation for quality, durability and reliability among healthcare professionals. We believe the strength of our brands and our focus on customer service have allowed us to establish market leading positions in the highly fragmented and growing orthopedic rehabilitation market.

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

•                  Extensive and diverse distribution network.  We use multiple channels to distribute our products to our customers. We use over 9,700 dealers and distributors and a direct sales force of over 500 employed sales representatives and approximately 700  independent sales representatives to supply our products to physical therapy clinics, orthopedic surgeons and practices, orthotic and prosthetic centers, hospitals, surgery centers, athletic trainers, chiropractors, other healthcare professionals and retail outlets. We believe that our distribution network provides us with a significant competitive advantage in selling our existing products and in introducing new products.

•                  Strong relationships with managed care organizations and rehabilitation healthcare providers.  Our leading market positions in many of our orthopedic rehabilitation product lines and the breadth of our product offerings have enabled us to secure important preferred provider and managed care contracts. Our database includes over 8,700 different insurance companies and other payors, including approximately 1,400 active payor contracts. We have developed a proprietary third party billing system that is designed to reduce our reimbursement cycles, improve relationships with managed care organizations and physicians and track patients to improve quality of care and create subsequent selling opportunities. Further, our OfficeCare business maintains inventory at over 1,350 healthcare facilities, primarily orthopedic practices, which further strengthens our relationships with these healthcare providers.

•                  National contracts with group purchasing organizations.  We enjoy strong relationships with a meaningful number of group purchasing organizations (“GPOs”) due to our significant scale. We believe that our broad range of products is well suited to the goals of these buying groups. Under these national contracts, we provide favorable pricing to the buying group and are designated a preferred purchasing source for the members of the buying group for specified products. As we have made acquisitions and expanded our product range, we have been able to add incremental products to our national contracts. During 2009, we signed or renewed over 25 national contracts.

•                  Low cost, high quality manufacturing capabilities.  We have a major manufacturing facility in Tijuana, Mexico that has been recognized for operational excellence. The Mexico facility and our other manufacturing facilities employ lean manufacturing, Six Sigma concepts and continuous improvement processes to drive manufacturing efficiencies and lower costs.

•                  Ability to generate significant cash flow. Historically, our strong competitive position, brand awareness and high quality products and service as well as our low cost manufacturing have allowed us to generate attractive operating margins before non-cash amortization expense. These operating margins, together with limited capital expenditures and modest working capital requirements, significantly benefit our ability to generate cash flow.

•                  Experienced management team. The members of our management team have an average of over 26 years of relevant experience. This team has successfully integrated a number of acquisitions in the last several years.

Our Strategy

Our strategy is to increase our leading position in key products and markets, increase revenues and profitability and enhance cash flow. Our key initiatives to implement this strategy include the following:

•                  Increase our leading market positions.  We believe we are the market leader in many of the markets in which we compete. We intend to continue to increase our market share by leveraging the cross-selling and other opportunities created by the DJO Merger and by implementing the initiatives described below. The DJO Merger has allowed us to offer customers a more comprehensive range of products to better meet their evolving needs. We believe our size, scale, brand recognition, comprehensive and integrated product offerings and leading market positions enable us to capitalize on the growth in the orthopedic product industry.

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

•                  Continue to develop and launch new products and product enhancements.  We have a history of developing and introducing innovative products into the marketplace, and we expect to continue future product launches by leveraging our internal research and development platforms. We believe our ability to develop new technology and to advance existing technology to create new products will position us to further diversify our revenues and to expand our target markets by providing viable alternatives to surgery or medication. We believe that product innovation through effective and focused research and development, as well as our relationships with a number of widely recognized orthopedic surgeons and professionals who assist us in product research, development and marketing, will provide a significant competitive advantage. During 2009, we launched 18 new products, which generated over $12.3 million in revenues.

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

•                  Expand international sales.  In recent years, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to European and other markets outside the United States continue to represent a significant growth opportunity, and we intend to continue to expand our direct and independent distribution capabilities in attractive foreign markets. For example, in 2009, we acquired an unaffiliated Australian distributor and two unaffiliated Canadian distributors, for approximately $3.4 million, $7.2 and $7.4 million, respectively as part of our strategy to expand our international sales. The DJO Merger and several of the acquisitions we made have substantially increased our international revenues and operating infrastructure and have provided us with opportunities to expand our international product offerings.

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

Our Products

Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

Domestic Rehabilitation Segment

Our Domestic Rehabilitation Segment generated net sales of $640.8 million, $634.6 million, and $273.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.  (See Note 12 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for net sales, gross profit and operating income for each segment).

The following table summarizes many of our Domestic Rehabilitation Segment product categories:

Product Category	Description
Home Electrotherapy Devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NMES) Interferential electrical nerve stimulation
Clinical Electrotherapy	TENS NMES Ultrasound Laser Light therapy Shortwave Diathermy
Patient Care	Nutritional supplements Patient safety devices Pressure care products Vascular systems products Continuous passive motion devices Hyalauronic acid medical devices
Rigid Bracing and Soft Goods	Soft goods Lower extremity fracture boots Dynamic splinting Ligament braces Post-operative braces Osteoarthritic braces Ankle bracing Shoulder, elbow and wrist braces Back braces Neck braces
Hot, Cold and Compression Therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy
Physical Therapy Tables and Traction Products	Treatment tables Traction Cervical traction Lumbar traction
Iontophoresis	Needle-free transdermal drug delivery
Regeneration	Non-union fracture bone growth stimulation devices Spine bone growth stimulation devices

International Segment

Our International Segment generated net sales of $241.5 million, $252.3 million, and $133.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.  The product categories for our International Segment are similar to the product categories for our domestic segments but certain products are tailored to international market requirements and preferences. In addition, our International Segment sells a number of product categories, none of which are individually significant, that we do not sell domestically.

Domestic Surgical Implant Segment

Our Domestic Surgical Implant Segment generated net sales of approximately $63.9 million, $61.6 million, and $57.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes our Domestic Surgical Implant Segment product categories:

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

We conduct research and development programs at our facilities in Austin, Texas; Vista, California; and Ecublens, Switzerland. The research and development activities conducted in our facility in Chattanooga, Tennessee will be moved to Vista and Ecublens in the first part of 2010, in connection with the closure of the Chattanooga facility. We spent approximately $23.5 million, $26.9 million, and $18.0 million in 2009, 2008 and 2007 (excluding approximately $3.0 million of acquired in-process research and development (“IPR&D”)) for research and development activities, respectively. As of December 31, 2009, we had approximately 40 employees in our research and development departments.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients, through several sales and distribution channels.

Domestic Rehabilitation Segment

We market and sell our Domestic Rehabilitation Segment products in several different ways. The DonJoy sales channel is responsible for selling rigid knee braces, cold therapy products, and certain soft goods. Certain DonJoy sales representatives also sell our Regeneration products. The DonJoy channel consists of approximately 260 independent commissioned sales representatives who are employed by approximately 29 independent sales agents.  In the first half of 2008, we converted the Northern and Southern California and Pacific Northwest regions to a direct sales model for products in the DonJoy channel and Regeneration products.  We now cover those regions with approximately 45 employed sales representatives. The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because the DonJoy product lines generally require customer education in the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent, and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, and pay a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold.  If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent.

The ProCare/Aircast channel consists of approximately 120 direct and independent sales representatives that manage approximately 260 distributors focused on primary and acute care facilities. Eight vascular systems specialists are also included in this channel. Products in this channel consist primarily of our soft goods, vascular systems and other products, which are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physician Sales and Service Inc., regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of health care providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through GPOs that are a preferred purchasing source for members of a buying group.  Unlike our DonJoy products, our ProCare/Aircast products generally do not require significant customer education for their use. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of soft goods at over 1,350 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives.  The OfficeCare channel is managed by our DonJoy sales force.

Through our Empi channel, we market our prescription home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of over 200 direct and independent sales representatives. In connection with these product lines, we currently have more than 660 managed care contracts. Our electrotherapy and orthotics products are generally prescribed to patients by a physician such as an orthopedic surgeon. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. In addition, we have an outbound telemarketing sales force of six representatives, who sell reimbursed electrotherapy supplies and other products directly to our patients.

Through our Regeneration business, our non-union fracture bone growth stimulator devices (“OL1000”) are sold primarily by approximately 180 employed and independent sales representatives specially trained to sell the product. The spine bone growth stimulator device (“SpinaLogic”) is sold by a few of our direct sales representatives and a network of independent spine products distributors. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

Through our Chattanooga business, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a national network of approximately 3,800 independent distributors, which are managed by our internal sales managers. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend approximately 35 trade shows each year.

No particular customer or distributor accounted for 10% or more of product sales in the Domestic Rehabilitation Segment for the year ended December 31, 2009.  Medicare and Medicaid together accounted for approximately 10.0% of our 2009 net sales in the Domestic Rehabilitation Segment.

International Segment

We sell our rehabilitation products internationally through a network of wholly-owned subsidiaries and independent distributors. In Europe, we use sales forces aggregating approximately 150 direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers, and pharmacies, to sell our products.  We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets. Our surgical implant products are sold outside the United States through independent distributors, principally in Japan and select countries in Europe. Recent examples of our strategy to expand our international sales are our acquisitions of our two unaffiliated Canadian distributors in August 2009 and the acquisition of our unaffiliated Australian distributor in February 2009.

Domestic Surgical Implant Segment

We currently market and sell the products of our Domestic Surgical Implant Segment to hospitals and orthopedic surgeons through a network of approximately180 independent commissioned sales representatives who are employed by approximately 40 sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories on consignment for their use in marketing our products and filling customer orders.

To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We maintain contractual relationships with orthopedic surgeons who assist us in developing our products and provide consulting services in connection with our products. In addition to providing design input into our new products, some of these orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with surgeons who conduct clinical studies on various products, establish protocols for use of the products and participate at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty payment. Consulting surgeons are paid consulting fees for their services.

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

Domestic Rehabilitation Segment

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.  Our Vista, California facility has achieved ISO 9001 certification, and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive.  Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products and our regeneration products. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and cleanroom packaging operations and many subassemblies and components can be produced in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

We make Chattanooga division products, including electrotherapy devices, patient care products and physical therapy treatment tables and CPM devices, in our manufacturing facilities located in Chattanooga, Tennessee. These facilities use various manufacturing processes, including metal fabrication, coating, electronic assembly, mechanical assembly, woodworking and sewing.  Our Chattanooga, Tennessee facility has achieved ISO 13485 certification.   In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility and to integrate the operations of the Chattanooga site into our other existing sites, mainly our Mexico facility. The transition of Chattanooga activities is expected to be completed during the first six months of 2010.

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

Many of the component parts and raw materials we use in our manufacturing and assembly operations are available from more than one supplier and are generally available on the open market.  We source some of our finished products from manufacturers in China as well as other third party manufacturers.  We also currently purchase certain CPM devices from a single supply source, Medireha, which is 50% owned by us. Our distribution agreement with Medireha grants us exclusive rights to the distribution of products that Medireha manufactures. The distribution agreement also requires that we purchase a certain amount of product annually and that we seek Medireha’s approval if we choose to manufacture or distribute products that are identical or similar, or otherwise compete with the products that are the subject of the distribution agreement.

International Segment

Many of the products for our International Segment are manufactured in the same facilities as our domestic segments.  We operate a manufacturing facility in Tunisia that provides bracing products for the French and other European markets.  In addition, our Ormed and Cefar-Compex businesses source certain of the products they sell from third party suppliers. Cefar-Compex currently utilizes a single vendor for many of its home electrotherapy devices.

Domestic Surgical Implant Segment

In our Domestic Surgical Implant Segment, we manufacture our products in our Austin, Texas facility. This manufacturing facility includes computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. Our Austin facility has achieved the ISO 13485:2003 certification. The primary raw materials used in the manufacture of our surgical implant products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All Domestic Surgical Implant Segment products go through in-house quality control, cleaning and packaging operations.

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

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Orthofix International, N.V., Bledsoe Brace Systems and Townsend Industries Inc. In the soft goods products market, our competitors include Biomet, Inc., DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. In the cold therapy products market, our competitors include Orthofix, Bledsoe Brace Systems and Stryker Corporation. Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc. Several competitors have initiated stock and bill programs similar to our OfficeCare program, and there are numerous regional stock and bill competitors. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

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

International Segment

Competition for our International products arises from many of the companies and types of companies that compete with our domestic segments and from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries.  Competition is based primarily on quality, innovative design and technical capability, breadth of product line, availability of and qualification for reimbursement, and price.

Domestic Surgical Implant Segment

The market for orthopedic products similar to those produced by our Domestic Surgical Implant Segment is dominated by a number of large companies, including Biomet, Inc., DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc., which are much larger and have significantly greater financial resources than we do. Our Domestic Surgical Implant Segment also faces competition from U.S.-based companies similar in size to ours, such as Wright Medical Group, Inc. and Exactech, Inc. Competition in the market in which our Domestic Surgical Implant Segment participates is based primarily on price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less-invasive therapies, greater technical capabilities, and stronger name recognition than we do.

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

Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All our currently marketed devices are either exempt from the FDA clearance and approval process (based on our interpretation of those regulations) or we have obtained the requisite clearances or approvals (including all modifications, amendments and changes), or pre-market clearances or approvals, as appropriate, required under federal medical device law. The FDA may disagree with our conclusion that clearances or approvals were not required for specific products and may require clearances or approval for such products. In these circumstances, we may be required to cease distribution of the product, the devices may be subject to seizure by the FDA or to a voluntary or mandatory recall, and we also could be subject to significant fines and penalties.

Our manufacturing processes are also required to comply with the FDA’s current Good Manufacturing Practice (“cGMP”) and Quality System Regulation (“QSR”) requirements that cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. Failure to comply with applicable QSR or other U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or PMA approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur; the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

In the first quarter of 2008, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga division of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices.  The auditor also recommended that we recall a series of ultrasound devises that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product.  We believe we have addressed these areas of concern adequately.  In a recent FDA audit of our Chattanooga facility, as a follow-up to the warning letter we received in June 2008, the FDA issued no Form FDA 483 “Inspectional Observations” and the FDA has formally withdrawn the warning letter.

In the third quarter of 2009, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA audit of our Domestic Surgical Implant Segment, stating that: (1) we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; (2) we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; (3) our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and (4) we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We promptly implemented corrective actions that we believe adequately address each Inspectional Observation and submitted a timely response to the FDA. We are reviewing these inspectional observations to determine the appropriate remedial action. We cannot assure you that the FDA will agree with our actions or will not take further action in the future, including issuing a warning letter related to these observations, seeking injunction, initiating seizure, or delaying review of pending applications.

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

We must obtain export certificates from the FDA before we can export certain of our products. We are also subject to extensive regulations that are similar to those of the FDA in many of the foreign countries in which we sell our products, including those in Europe, our largest foreign market. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The regulation of our products in the European Economic Area (which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway) is governed by various directives and regulations promulgated by the European Commission and national governments. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain countries, including certain countries outside Europe, require our products to be qualified before they can be marketed in those countries.

We have also implemented policies and procedures allowing us to position ourselves for the changing international regulatory environment. Our international surgical implant activities received an ISO 13485:2003 certification for its facilities and an EC Certificate for its many products. Receiving ISO 13485:2003 certification assists us in meeting international regulatory requirements to allow for export of products to Japan, countries in Europe, Australia and Canada. Our international surgical implant activities have also met the requisites for the Canadian Medical Device Requirements.  Our International Segment has received ISO 9001 certification, EN46001 certification and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive.

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

In recent years, Congress has enacted a number of laws that impact Medicare reimbursement for and coverage of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), including many of our products. For instance, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”) mandated a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, and established new clinical conditions for payment and quality standards. Under a competitive bidding structure provided in the Medicare Modernization Act, Medicare no longer reimburses for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, the Medicare program will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through the competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices briefly went into effect on effect July 1, 2008. The program was scheduled to be expanded to an additional 70 areas in 2009, and additional areas thereafter. On July 15, 2008, the U.S. Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which terminated round one contracts and required the Centers for Medicare and Medicaid services (“CMS”), the agency responsible for administering the Medicare program, to rebid those areas in 2009. The legislation also delays round two bidding until 2011 and makes a series of changes to program requirements. The delay in bidding is financed by nationwide reductions in Medicare DMEPOS fee schedule payments for 2009 for items that were subject to the first round of bidding. CMS conducted the rebidding of the first round of the competitive bidding program in 2009, with the program scheduled to go into effect January 1, 2011. While none of our products are included in the initial round of items subject to bidding, off-the-shelf orthotics could eventually be subject to the bidding process. The competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. In addition, CMS may use payment information from regions subject to competitive bidding to reduce Medicare reimbursement in regions not subject to competitive bidding. CMS also has proposed revising the way Medicare sets payment amounts for all new durable medical equipment, orthotics, prosthetics, and supplies, under which reimbursement could be based in part or in whole on functional assessments, price comparisons, and medical benefits assessments, although that methodology has not yet been finalized.  While the program is currently delayed, once it is back in effect, we expect it will be expanded to additional areas and additional product categories may be selected.

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

CMS also published a rule on January 2, 2009 requiring most Medicare suppliers of durable medical equipment, prosthetics, orthotics and supplies to post a $50,000 surety bond from an authorized surety, with higher amounts required for certain “high-risk” suppliers.  The rule provides an exception from the surety bond requirement for the provision of orthotics, prosthetics, and supplies by (1) state-licensed orthotic and prosthetic personnel and (2) state-licensed physical and occupational therapists providing such items to their own patients. This exception applies only to personnel and therapists operating in private practice; medical supply companies employing such personnel or therapists do not qualify for this exception.  The rule became effective March 3, 2009.  Existing suppliers were required to comply with the surety bond requirement by October 2, 2009), while new enrolling suppliers or suppliers seeking to change ownership after the effective date must meet this requirement by May 4, 2009.

On August 7, 2009, CMS issued Transmittal 297 entitled ‘‘Compliance Standards for Consignment Closets and Stock and Bill Arrangements’’ (the ‘‘Transmittal’’), requiring a change in procedures in stock and bill arrangements for Medicare beneficiaries. When implemented, the Transmittal will require products dispensed to a Medicare beneficiary from the inventory in our OfficeCare accounts in physician office settings to be fitted and billed to Medicare by the physician rather than by us. Title to the product must pass to the physician at the time the product is dispensed to the patient. The effect of this change in most instances would be to convert a billing opportunity by us into a sale to the physician at a wholesale price. The Transmittal was originally scheduled to go into effect on September 8, 2009. CMS first delayed the effective date until March 1, 2010, and on February 4, 2010 CMS rescinded the Transmittal in order to consider other implementation dates. If the Transmittal goes into effect as written, it could adversely affect the revenue and, to a lesser extent, profitability of our OfficeCare business.

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

We have also been subject to periodic audits of our compliance with other federal requirements for our facilities and related quality and manufacturing processes.  Our Surgical Implant facility in Austin, Texas received an FDA warning letter received in 2009 and our facility in Chattanooga received a warning letter following an FDA audit in early 2008.  Both of these warning letters are described above in the section “FDA and Similar Foreign Government Regulations”.

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

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) as part of the American Recovery and Reinvestment Act.  This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches.  Many of the details of the new requirements are being implemented through regulations, including an interim final rule on the HITECH health information security enforcement provisions published October 30, 2009. We are reviewing these new requirements to assess the potential impact on our operations.

Employees

As of December 31, 2009, we had approximately 4,480 employees. Of these, approximately 3,040 were engaged in production and production support, approximately 40 in research and development, approximately 1,020 in sales and support, and approximately 380 in various administrative capacities including third party billing.  Of these employees, approximately 1,970 were located in the United States, approximately 1,920 were located in Mexico and approximately 590 were located in various other countries, primarily in Europe.  Our workforce in the United States is not unionized; however, portions of our workforce in Europe are unionized.  We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 12 “Segment and Geographic Information” of the  notes to the audited consolidated financial statements included in Part II, Item 8, herein.

Available Information

We have made available free of charge through our website, www.DJOglobal.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”).  This information can be found under the “Investors-SEC Reports” page of our website.  DJO uses its website as a channel of distribution of material Company information.  Financial and other material information regarding the Company is routinely posted and accessible on our website. Our SEC reports are also available free of charge on the SEC website at, www.sec.gov.  Our Code of Business Conduct and Ethics is available free of charge on our website.  It may be found under the “Investors-Corporate Governance” page of our website.

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

We are highly leveraged. As of December 31, 2009, our total indebtedness was $1,812.9 million. We have an additional $100.0 million available for borrowing under our revolving credit facility, for which no amounts were drawn as of December 31, 2009.

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

Our cash paid for interest for the years ended December 31, 2009 and 2008 was $144.2 million and $158.8 million, respectively.  As of December 31, 2009, we had $1,044.1million of debt subject to floating interest rates, including $1,043.7 million under the Senior Secured Credit Facility.  Although we currently have interest rate swaps in place to hedge against rising interest rates (see Note 9 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein), any additional borrowings we make under the Senior Secured Credit Facility will also be subject to floating interest rates.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facility and the Indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

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

Risks Related To Our Business

The current US and global economic downturn and related credit and financial market problems may pose additional risks and exacerbate existing risks to our business.

The serious slowdown in the US and global economy, as well as the dramatic problems in the current credit and financial markets, had and may continue to have a negative effect on demand for our products, availability and reliability of vendors and third party contract manufacturers, our ability to timely collect our accounts receivable and the availability of financing for acquisitions and working capital requirements. We experienced an overall slowing of our revenue growth in 2009 from prior years and significant slowdown in sales of our products that our customers consider to be included in their discretionary capital spending. Continued or renewed deterioration of the general economic slowdown in the United States and overseas could contribute to those trends remaining a problem or becoming worse.

The slowing of economic activity and lack of available financing has impacted and could continue to impact our business in a variety of ways, including the following:

•      Loss of jobs and lack of health insurance as a result of the economic slowdown could depress demand for health care services and demand for our products.

•      Weakened demand for health care services, reduction in the number of insured patients and lack of available credit could result in the inability of private insurers to satisfy their reimbursement obligations, lead to delays in payment or cause the insurers to increase their scrutiny of our claims.

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

Changes in Medicare coverage and reimbursement policies for our products by Medicare or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

In recent years, Congress has enacted a number of laws that impact Medicare reimbursement for and coverage of DMEPOS, including many of our products. For instance, the Medicare Modernization Act mandated a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, and established new clinical conditions for payment and quality standards.

The Medicare Modernization Act also established a new competitive bidding program for DMEPOS, which eventually could impact prefabricated orthotic devices and other of our products. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, the Medicare program will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through a competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, and bid prices briefly went into effect on July 1, 2008. The program was scheduled to be expanded to 70 additional areas in 2009 and additional areas thereafter. On July 15, 2008, the U.S. Congress enacted MIPPA, which terminated round one contracts and required CMS to rebid those areas in 2009. The legislation also delays round two bidding until 2011 and makes a series of changes to program requirements. The delay in bidding is financed by nationwide reduction in Medicare DMEPOS for 2009 fee schedule payments for items that were subject to the first round of bidding. CMS conducted the rebidding of the first round of the competitive bidding program in 2009, with the program scheduled to go into effect January 1, 2011. While none of our products is included in the initial round of items subject to bidding; there is no assurance they will not be included in the future. When it is eventually implemented, the competitive bidding process may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price. Further, CMS may use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. We could experience a negative impact on our operating results due to increased pricing pressure in the United States and certain other markets. Governments, hospitals and other third party payors could reduce the amount of approved payment for the company’s products. Reductions in reimbursement levels or coverage, or other cost-containment measures could unfavorably affect our future operating results.

Future federal and state health reform and cost control efforts could include provisions that adversely impact our business and results of operations.

The U.S. House of Representatives and the U.S. Senate have approved separate health reform bills designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Specific provisions of the legislation vary, but both versions include a number of provisions that could, if enacted, impact manufacturers and suppliers of DMEPOS.  Provisions adopted by the House and/or Senate would, among other things: establish a public health insurance plan to compete with private insurers; impose a new annual federal fee on certain medical device manufacturers and importers; require medical supply and device manufacturers to report certain payments made to physicians and other referral sources; reduce Medicare DMEPOS fee schedule updates and apply a new ‘‘productivity adjustment’’ to Medicare DMEPOS payments; expand and accelerate the Medicare DMEPOS competitive bidding program; study the establishment of a competitive bidding program for manufacturers of durable medical equipment and supplies; and establish new Medicare and Medicaid program integrity provisions, including a number of safeguards focusing on Medicare orders for DMEPOS.  Although the timing and ultimate outcome of the health reform efforts are still uncertain, it is possible that provisions of the pending health reform legislation, if enacted, could have a material adverse impact on our business.

Likewise, many states have adopted or are considering changes in state health care legislative and regulatory policies as a result of state budgetary shortfalls. These changes have included reductions in provider and supplier reimbursement levels under state Medicaid programs, including in some cases reduced reimbursement for DMEPOS items, and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

If we fail to meet Medicare accreditation and surety bond requirements, it could negatively impact our business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS Quality Standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. We believe we are in compliance with current requirements in this area. If in the future we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond requirements, or if these requirements are expanded in the future, it could adversely impact our profits and results of operation.

If we fail to comply with the FDA Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers current Good Manufacturing Practice requirements and the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a warning letter or could otherwise be required to take corrective action and, in severe cases, we could suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions, we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any failure to comply with applicable requirements could adversely affect our product sales and profitability.  We have received FDA warnings letters in the past and we cannot assure you that the FDA will not take further action in the future.

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

•                  difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records and procedures;

•                  maintaining uniform standards, such as internal accounting controls, procedures and policies; and

•                  costs and expenses associated with any undisclosed or potential liabilities.

We have announced the closure of our facility in Chattanooga, Tennessee, and the transfer of its production operations principally to our Mexico facility. The administrative activities formerly carried on in the Chattanooga facility will be moved to our operations in Vista, California and Indianapolis, Indiana. Failure to successfully transfer these business operations and to otherwise integrate the former operations of ReAble with the operations of DJO Opco or any other acquired businesses may result in reduced levels of revenue, earnings or operating efficiency than we have achieved or might have achieved if we had not acquired such businesses, and loss of customers of the acquired businesses.

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

Furthermore, even if we are able to integrate successfully the operations of DJO Opco with the operations of ReAble, including the closure of the Chattanooga facility and the transfer of operations,  we may not be able to realize the potential cost savings, synergies and revenue enhancements that were anticipated from the integration, either in the amount or within the time frame that we expect, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

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

We operate in highly competitive and fragmented markets. Our Domestic Rehabilitation Segment and International Segment compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Our Surgical Implant Segment competes with a small number of very large companies that dominate the market, as well as other companies similar to our size. We may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to us, many of our competitors have:

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

In addition, federal legislation has been proposed and is included in current health reform bills that would increase disclosure requirements regarding financial arrangements between manufacturers and physicians, including physicians who serve as consultants.  A number of states also have enacted specific marketing and payment disclosure requirements and other may do so in the future. Likewise, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other health care professionals. We cannot determine at this time the impact, if any, of such requirements or voluntary guidelines on our relationships with surgeons, but there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely impact our consulting and other arrangements with surgeons.

Implementation of CMS’s ‘‘Consignment Closet’’ policy could require changes in our OfficeCare business model that could adversely affect our business.

On August 7, 2009, CMS issued the Transmittal, requiring a change in procedures in stock and bill arrangements for Medicare beneficiaries. When implemented, the Transmittal will require products dispensed to a Medicare beneficiary from the inventory in our OfficeCare accounts in physician office settings to be fitted and billed to Medicare by the physician rather than by us. Title to the product must pass to the physician at the time the product is dispensed to the patient. The effect of this change in most instances would be to convert a billing opportunity by us into a sale to the physician at a wholesale price. The Transmittal was originally scheduled to go into effect on September 8, 2009.  CMS first delayed the effective date until March 1, 2010, and on February 4, 2010 CMS rescinded the Transmittal in order to consider other implementation dates. If the Transmittal goes into effect as written, it could adversely affect the revenue and, to a lesser extent, profitability of our OfficeCare business.

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

In addition, efforts have been made to establish similar requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement to date, Medicare follows state requirements in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. We cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

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

We rely on our own direct sales force of approximately 390 representatives in the United States and approximately 110 representatives in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our results of operations.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 25.5% of our net revenues from customers outside the United States for the year ended December 31, 2009. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Yen, Norwegian Krone, Danish Krone and Swedish Krona. Sales denominated in foreign currencies accounted for approximately 22.8% of our consolidated net sales for the year ended December 31, 2009, of which 17.9% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. In addition, certain costs associated with our Mexico-based manufacturing operations are incurred in Mexican Pesos.  As of December 31, 2009, we had outstanding hedges in the form of forward contracts to purchase Mexican Pesos aggregating a U.S. dollar equivalent of $14.3 million.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.  Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

Changes in the coverage of, and reimbursement for, our products by these third party payors could have a material adverse effect on our results of operations. Third party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, decide not to reimburse for treatments that include the use of our products. They may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Congress and CMS, frequently engage in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. Because many private payors model their coverage and reimbursement policies on Medicare policies, third party payors’ coverage of, and reimbursement for, our products could be negatively impacted by discussions like this one and by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

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

Any developments in the United States or our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have a material effect on our ability to sell our products.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals and clearances, we may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. The FDA recently asked the Institute of Medicine (‘‘IOM’’) to conduct a two-year study of the clearance process for devices under § 501(k) of the Food Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. In addition, the FDA has implemented an internal review process of the clearance process, which could lead to changes in the review of medical device products seeking clearance for marketing before the IOM completes its study in 2012. Many of our products are cleared for marketing under the 501(k) process that the FDA and the IOM are reviewing. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse effect on our revenues and growth.

If we fail to obtain regulatory approval for the modification of, or new uses for, our products, our growth and operating results could suffer.

In order to market modifications to our existing products or market our existing products for new indications, we may be required to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new approval or clearance; however, the FDA can review and disagree with a manufacturer’s decision. We may not be successful in receiving such approvals or clearances or the FDA may not agree with our decisions not to seek approvals or clearances for any particular device modification. The FDA may require an approval or clearance for any past or future modification or a new indication for our existing products. The FDA may also require additional clinical or preclinical data in such submissions, which may be time consuming and costly, and may not ultimately approve or clear one or more of our products for marketing. If the FDA requires us to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve such submissions in a timely manner, if at all. Because a significant portion of our revenues is generated by products that are modified or used for new treatments, delays or failures in obtaining such approvals could reduce our revenue and adversely affect our operating results.

We may fail to receive positive clinical results for our products in development that require clinical trials, and even if we receive positive clinical results, we may still fail to receive the necessary clearance or approvals to market our products.

In the development of new products or new indications for, or modifications to, existing products, we may conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data we need to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, are subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. Failure to comply with such regulation, including, but not limited to, failure to obtain adequate consent of subjects, failure to adequately disclose financial conflicts or failure to report data or adverse events accurately, could result in fines, penalties, suspension of trials, and the inability to use the data to support an FDA submission.  In addition, the American Recovery and Reinvestment Act expands federal efforts to compare the effectiveness of different medical treatments, which could include some element of explicit cost or cost-effectiveness comparisons; research supported by these efforts eventually could be used to guide public and private coverage and reimbursement policies. In the international market, we are subject to regulations for clinical studies in each respective country.

If we fail to comply with the various regulatory regimes for the foreign markets in which we operate, our operational results could be adversely affected.

In many of the foreign countries in which we market our products, we are subject to extensive regulations, including those in Europe. The regulation of our products in the European Economic Area (which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway) is governed by various directives and regulations promulgated by the European Commission and national governments. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including certain countries outside Europe, require our products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse effect on our business.

The FDA regulates the export of medical devices to foreign countries and certain foreign countries may require FDA certification that our products are in compliance with U.S. law.  If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse effect on our revenues and growth.

We are subject to laws concerning our marketing activities in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected. We are also subject to the U.S. Foreign Corrupt Practices Act (the ‘‘FCPA’’), antitrust and anticompetition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment.  Companies must also maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

If the HHS, Office of Inspector General (“OIG”), the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA or another regulatory agency determines that our promotional materials; training or activities constitutes improper promotion of an off-label use, it could request that we modify our promotional materials; training, or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, the FDA, another regulatory agency, or the U.S. Department of Justice could disagree and conclude that we have engaged in off-label promotion and, potentially, aided and abetted in the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse effect on us.

We have entered into written agreements for designing and consulting services with physicians for surgical implant products, and we compensate them under our designing physician agreements for services in developing products sold by us.  We also seek the assistance of physicians in the design and evaluation of bracing and other rehabilitative products. The form of compensation for such services has historically been a royalty on the sale of our products in the cases where the physician has contributed to the design of the product. We compensate the physicians under consulting agreements for assistance with product development and clinical efforts. We believe that in each instance remuneration paid to physicians represents fair market value for the services provided and is otherwise in compliance with applicable laws. We also use an independent sales force for products for which we provide compliance-related training. The sales force has generally been compensated on commission based on a percentage of revenues generated by products sold as is typical in our industry. We also pay physicians certain rental and office support fees under our OfficeCare program. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare program fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse effect on our surgical implant business and possibly on our other lines of business. The federal government has significantly increased investigations of medical device manufacturers with regards to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products and recently has entered into settlement, deferred prosecution and corporate integrity agreements with such manufacturers. Such investigations and enforcement activities often arise based on allegations of violations of the federal Anti-Kickback Statute, and sometimes of the civil False Claims Act. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

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

Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices under various healthcare “fraud and abuse” laws with respect to our business arrangements with prescribing physicians and other health care professionals.

We are directly or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

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

We, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each false claim.

The fraud and abuse laws and regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to investigations and claims that the law has been violated. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming. Any failure to make required changes could result in our losing business or our existing business practices being challenged as unlawful.

Our activities are subject to Federal Privacy and Transaction Law and Regulations, which could have an impact on our operations.

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as ‘‘protected health information’’ or ‘‘PHI’’). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the ‘‘Privacy Rule’’), (2) security standards (the ‘‘Security Rule’’), (3) standards for electronic transactions (the ‘‘Transactions Rule’’), and (4) standard unique national provider identifier (‘‘NPI Rule’’). We refer to these rules as the Administrative Simplification Rules. CMS has also issued regulations governing the enforcement of the Administrative Simplification Rules. Sanctions for violation of HIPAA and /or the Administrative Simplification Rules include criminal and civil penalties.

HIPAA applies to ‘‘covered entities,’’ which includes certain health care providers who conduct certain transactions electronically. As such, HIPAA and the Administrative Simplification Rules apply to certain aspects of our business. The effective date for all of the Administrative Simplification Rules outlined above has passed, and, as such, all of the Administrative Simplification Rules are in effect. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable Administrative Simplification Rules.  Any failure to comply with applicable requirements could adversely affect our profitability.

On February 17, 2009, President Obama signed into law the HITECH Act as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations, including an interim final rule on the HITECH health information security enforcement provisions published October 30, 2009. We are reviewing these new requirements to assess the potential impact on our operations. Any failure to comply with applicable requirements could adversely affect our profitability.

Managed care and buying groups have put downward pressure on the prices of our products.

The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our products, we have historically experienced downward pressure on product pricing and other effects of healthcare cost control efforts that are similar to that which we have experienced in the United States. We expect a continued emphasis on healthcare cost controls and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability.

Our marketed, approved, or cleared products are subject to the recall authority of U.S. and foreign regulatory bodies. Product recalls could harm our reputation and business.

We are subject to ongoing medical device reporting regulations that require us to report to the FDA and similar governmental authorities in other countries if we receive a report or otherwise learn that any of our products may have caused, or contributed to death or serious injury, or that any of our products has malfunctioned in a way that would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require us to recall our products in the event of actual or potential material deficiencies or defects in design manufacturing, or labeling, and we have been subject to product recalls in the past. In addition, in light of an actual or potential material deficiency or defect in design, manufacturing, or labeling, we may voluntarily elect to recall our products. A government mandated recall or a voluntary recall initiated by us could occur as a result of actual or potential component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with our customers and with the healthcare professionals that use, prescribe and recommend our products. We could have product recalls that result in significant costs to us in the future, and such recalls could have a material adverse effect on our business.

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

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims made between July 1, 2009 and June 30, 2010 and provides for coverage (together with excess policies) of up to a limit of $80 million, provided that the top layer of $25 million excess over $55 million covers only claims reported after February 25, 2010 and the next layer down of $10 million excess over $45 million covers only claims reported after February 18, 2010. This coverage is subject to a self-insured retention of $500,000 for pain pumps and the IceMan cold therapy product, a self-insured retention of $250,000 on all other invasive products and a self-insured retention of $50,000 on all of the non-invasive products, with an aggregate self-insured retention of $1.0 million for all product liability claims.  In addition, the top layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a product liability claim could also result in our having to recall some of our products, which could result in significant costs to us. As of December 31, 2009, we have accrued approximately $2.0 million for expenses related to product liability claims based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

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

In addition, we rely on third parties to manufacture some of our products. For example, Medireha, which is 50% owned by us, has been a supplier for a significant portion of our CPM devices. CPM devices represented approximately 3% of our net sales for the year ended December 31, 2009. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources on acceptable terms, within a reasonable amount of time or at all. We also use a single source for many of the devices Cefar and Compex distribute. In addition, if our agreements with the manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In fiscal year 2009, we obtained approximately 20.2% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

We use non-patented, proprietary know-how, trade secrets, processes and other proprietary information and currently employ various methods to protect this proprietary information, including confidentiality agreements, invention assignment agreements and proprietary information agreements with vendors, employees, independent sales agents, distributors, consultants, and others. However, these agreements may be breached. The FDA or another governmental agency may require the disclosure of such information in order for us to have the right to market a product. The FDA may also disclose such information on its own initiative if it should decide that such information is not confidential business or trade secret information. Trade secrets, know-how and other unpatented proprietary technology may also otherwise become known to or independently developed by our competitors.

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

Any proceedings before the U.S. Patent and Trademark Office could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued or pending patents. We could also incur substantial costs in any such proceedings. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may also be unable to protect our rights in trade secrets, trademarks and unpatented proprietary technology in these countries.

In addition, we hold patent, trademark and other intellectual property licenses from third parties for some of our products and on technologies that are necessary in the design and manufacture of some of our products. The loss of such licenses could prevent us from manufacturing, marketing and selling these products, which in turn could harm our business.

Our operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

Litigation involving patents and other intellectual property rights is common in our industry, and companies in our industry have used intellectual property litigation in an attempt to gain a competitive advantage. We may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If we lose any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, seek licenses and/or pay ongoing royalties to third parties (which may not be available under terms acceptable to us, or at all), require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse effect on our results of operations and financial condition.

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

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the clean up of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent wastes. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause.  We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, which could be material.

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

The reserve for product returns accounts for estimated customer returns of our products after purchase. These returns are mainly attributable to a third party payor’s refusal to provide a patient release or reimbursement for the product or the inability of the product to adequately address the patient’s condition. If we increase the percentage of our sales made pursuant to agreements providing for reimbursement below invoice price or if customers return products at a higher than estimated rate, we may be required to increase our sales allowance and product return reserves beyond their current levels.

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

Certain administrative functions relating to the OfficeCare sales channel have been outsourced to a third party contractor and this arrangement may not prove successful.

The OfficeCare sales channel maintains a range of products (mostly soft goods) on hand at over 1,350 healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In the OfficeCare sales channel, patients or their third party payors are billed after the product is provided to the patient. The revenue cycle of this program is outsourced, from billing to collections, to an independent third party contractor. The outsource contractor that we have used has undergone significant changes in its business operations in the last two years, including relocating some administrative functions overseas, in order to improve performance from order entry to collections. The contractor may also upgrade the software system used in these revenue cycle processes. The inability of this provider to successfully upgrade its processes or demonstrate acceptable billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare sales channel.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

A significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California we manufacture our custom rigid bracing products, which remain in the United States to facilitate quick turnaround on custom orders, vascular products, and our regeneration product line. Our clinical electrotherapy devices, patient care products, physical therapy and chiropractic treatment tables and certain CPM devices are manufactured in our facilities located in Chattanooga, Tennessee, and the production of these products with the exception of physical therapy treatment tables, is being moved to our facility in Tijuana, Mexico, in connection with our closure of the Chattanooga facility, which is expected to be completed in the first half of 2010. Our home electrotherapy devices sold in the United States as well as some components and related accessories are manufactured at our facility in Clear Lake, South Dakota. In our Surgical Implant Segment, we manufacture our products in our manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Investment funds affiliated with Blackstone collectively beneficially own 98.82% of our capital stock. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

In 2008 we launched a major software design and installation project to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by all locations and functions of the Company. This project is scheduled to be completed in three years and will require the dedication of significant financial and human resources. While we have designed the system and completed our first installation in our Surgical operation in Austin, Texas, our ability to complete this project in all of our operations successfully is subject to a variety of risks and uncertainties, among which are the following:

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

•      we may have underestimated the extent and difficulty in adapting the Company’s business processes to function within and use effectively the new ERP system; and

•      we may discover that the functionality of the new ERP system is not adequate to process and manage the extensive and varied functions, operations and processes within the Company that we use to conduct our current and future business;

If the ERP project were to become subject to any one of these or similar risks, the result could be a significant increase in the costs of the project, a significant delay in completion of the project, with the resultant delay in our realization of the operational and financial benefits of the new system, or even the risk that the project would ultimately fail in its basic goal of a companywide, single-entry system. Any of these outcomes could have a material, adverse impact on our business operations, operating results and financial condition.

ITEM 2. PROPERTIES

Our corporate headquarters are in Vista, California. The operations of our Domestic Rehabilitation Segment are based in Vista, California; Chattanooga, Tennessee; and Shoreview, Minnesota. Our International Segment headquarters is in Guildford, United Kingdom. We operate manufacturing facilities in Tijuana, Mexico; Sfax, Tunisia; Chattanooga, Tennessee; Clear Lake, South Dakota; and Austin, Texas. Our warehouse and distribution centers are in Clear Lake, South Dakota; Chattanooga, Tennessee (c); Indianapolis, Indiana; Tijuana, Mexico; Freiburg, Germany; Guildford, United Kingdom; Malmo, Sweden; Herentals, Belgium; Mouguerre, France; and various other cities throughout the world. The manufacturing facilities and operations for our Domestic Surgical Implant Segment are in Austin, Texas. Additional information about our material facilities and certain other foreign facilities is set forth in the following table:

Location	Use	Owned/ Leased	Lease Termination Date	Size in Square Feet
Vista, California	Corporate Headquarters, Domestic Rehabilitation Segment Operations, Manufacturing Facility, Research and Development	Leased	August 2021	123,398
Tijuana, Mexico	Manufacturing and Distribution Facility	Leased	September 2016	286,133
Chattanooga, Tennessee	Domestic Rehabilitation Segment Operations, Manufacturing and Distribution Facility, Research and Development (c)	Owned	n/a	164,542
Indianapolis, Indiana	Distribution Facility	Leased	October 2016	109,782
Shoreview, Minnesota	Domestic Rehabilitation Segment Operations, Medical Billing	Leased	October 2011(a)	93,666
Austin, Texas	Domestic Surgical Implant Segment Operations and Manufacturing Facility, Warehouse, Research and Development	Leased	March 2012(b)	52,800
Clear Lake, South Dakota	Manufacturing, Distribution and Refurbishment and Repair Facility	Owned	n/a	54,000
Mouguerre, France	Office and Distribution	Leased	October 2016	22,050
Freiburg, Germany	International Segment Distribution Facility	Leased	November 2014	26,479
Freiburg, Germany	International Segment Operations	Leased	December 2014	22,195
Herentals, Belgium	Warehouse	Leased	December 2013	25,800
Sfax, Tunisia	Manufacturing Facility	Leased	December 2013	47,300
Malmö, Sweden	International Segment Operations, Warehouse and Distribution Facility	Leased	March 2011	16,081
Guildford, United Kingdom	International Segment Headquarters and Distribution Facility	Leased	July 2016	8,234
Other various locations		Leased	Various	156,085

(a) Renewable, at our option, for one additional five-year term.

(b) Renewable, at our option, for two additional five-year terms.

(c) Ongoing operations of our Chattanooga facility were ended in connection with the transition of our Chattanooga activities into other existing sites. We plan to exit the facility in mid-2010.  The buildings are currently listed for sale.

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

We are currently defendants in approximately 80 product liability cases, including lawsuits in Canada and Texas seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. The products liability carriers for both manufacturers has accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a $5 million self-insured retention has been paid. Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are insufficient to pay the defense costs and settlements or judgments in these cases.

We maintain products liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2009 and June 30, 2010 and provides for coverage (together with excess policies) of up to a limit of $80 million, provided that the top layer of $25 million excess over $55 million covers only claims reported after February 25, 2010 and the next layer down of $10 million excess over $45 million covers only claims reported after February 18, 2010. This coverage is subject to a self-insured retention of $500,000 for claims related to pain pumps described above and claims related to the IceMan cold therapy product, a self-insured retention of $250,000 on claims related to all other invasive products and a self-insured retention of $50,000 on claims related to all other non-invasive products, with an aggregate self-insured retention of $1.0 million for all products liability claims. In addition, the top layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our prior two products liability policies cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies.  If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. On our consolidated balance sheet of December 31, 2009, we have accrued approximately $2.0 million for expenses related to products liability claims.  The amount accrued is based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint, and we are currently awaiting a response from the relator. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome.

ITEM 4. (REMOVED AND RESERVED)

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of ReAble by Blackstone on November 4, 2006 (“the Prior Transaction”), the common stock of DJO is privately held, and there is no established trading market for our common stock. As of March 5, 2010, there were four holders of DJO’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data set forth below is presented for the five years ended December 31, 2009. The following table sets forth selected financial data as of and for the periods indicated and has been derived from the audited historical consolidated financial statements. The selected financial data for the predecessor period represents ReAble’s financial data prior to the Prior Transaction, and the selected financial data for the successor periods represents financial data of DJOFL after the consummation of the Prior Transaction. For the year ended December 31, 2006, we have combined the predecessor period and the successor period and presented the unaudited results of operations on a combined basis because we believe it is useful to compare our financial results on an annualized basis. The successor period reflects the acquisition of ReAble by Blackstone using the purchase method of accounting pursuant to the provision of Statement of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (formerly referred to as FASB No. 141, “Business Combinations”).  Accordingly, the comparability of the results of the successor period for the full year 2007 to the combined results of the successor and the predecessor periods for the full year 2006 is affected by differences in the basis of presentation, which reflects purchase accounting in the successor periods and historical cost in the predecessor periods. In addition, the comparability of the combined results is impacted by changes in our capital structure which occurred on the date the Prior Transaction was completed.  Furthermore, on June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business.  As such, the results of the ETS business for periods prior to the date of the sale have been presented as discontinued operations.

The selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	Successor				Predecessor	Combined Basis	Predecessor
($ in thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	November 4, 2006 through December 31, 2006	January 1, 2006 through November 3, 2006	(unaudited) Year Ended December 31,	Year Ended December 31,
						2006	2005
Statement of Operations Data:
Net sales (1)	$946,126	$948,469	$464,811	$55,104	$287,124	$342,228	$274,909
Gross profit	607,407	598,292	279,613	30,569	173,384	203,953	174,659
Income (loss) from continuing operations	(49,391)	(97,683)	(83,455)	(41,663)	(46,953)	(88,616)	8,217
Net income (loss) attributable to DJO Finance LLC	(50,433)	(97,786)	(82,422)	(41,634)	(46,776)	(88,410)	12,330

Other Financial Data:
Depreciation and amortization (2)	112,148	122,447	48,141	6,402	14,772	21,174	13,719
Ratio of earnings to fixed charges (unaudited) (3)	—	—	—	—	—	—	1.45x

Balance Sheet Data (at period end):
Cash and cash equivalents	$44,611	$30,483	$63,471	$30,903	NA	NA	$17,200
Total assets	2,850,179	2,940,130	3,086,272	1,060,636	NA	NA	552,037
Long-term debt, net of current portion	1,796,944	1,832,044	1,818,598	548,037	NA	NA	307,794
DJO Finance LLC membership equity	555,860	598,366	704,988	335,208	NA	NA	167,107

(1)          The data reported for each period includes net sales from businesses acquired in such period from the effective date of the acquisition. See Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for additional information related to these acquisitions.

(2)          The 2009 and 2008 data includes intangible asset impairment charges of approximately $7.0 million, and $22.4 million, respectively.

(3)          For purposes of calculating the ratio of earnings to fixed charges, (a) earnings consist of income (loss) before provision (benefit) for income taxes plus fixed charges and (b) fixed charges is defined as interest expense (including capitalized interest and amortization of debt issuance costs) and the estimated portion of rent expense deemed by management to represent the interest component of rent expense. For the successor years ended December 31, 2009, 2008 and 2007 and the period November 4, through December 31, 2006, and the predecessor period January 1, 2006 through November 3, 2006, our earnings were insufficient to cover fixed charges by $71.8 million, $148.4 million, $127.5 million, $50.6 million, and $59.3 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors are described in Item 1A, Risk Factors, noted above. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Overview of Business

We are a leading global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We are one of the largest non-surgical orthopedic rehabilitation device companies in the world, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations.

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to our senior management.  Prior to 2009, we included the international components of the Surgical Implant, Chattanooga, and Empi businesses in either the Surgical Implant or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the year ended December 31, 2009 reflects this new segmentation and the data for the years ended December 31, 2008 and 2007 has been restated to reflect this change. We currently develop, manufacture and distribute our products through the following three operating segments:

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

•                  Empi.  Our Empi business unit offers our home electrotherapy, iontophoresis, and home traction products. We primarily sell these products directly to patients or to physical therapy clinics. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Regeneration.  Our Regeneration business unit sells our bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the categories of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, which range from people interested in improving their fitness to competitive athletes, to assist in athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

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

Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 12 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for additional information regarding our segments.

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the years ended December 31. This information excludes the impact of certain expenses not allocated to segments, primarily general corporate expenses and non-recurring charges related to our integration activities.  All prior periods presented have been reclassified to reflect our current reportable segments.

($ in thousands)	2009	2008	2007
Domestic Rehabilitation:
Net revenues	$640,785	$634,559	$273,562
Gross profit	$425,475	$403,740	$167,092
Gross profit margin	66.4%	63.6%	61.1%
Operating income	$177,962	$138,556	$11,772
Operating income as a percent of net segment revenues	27.8%	21.8%	4.3%
International:
Net revenues	$241,464	$252,313	$133,757
Gross profit	$137,142	$151,901	$70,225
Gross profit margin	56.8%	60.2%	52.5%
Operating income	$49,051	$55,295	$9,422
Operating income as a percent of net segment revenues	20.3%	21.9%	7.0%
Domestic Surgical Implant:
Net revenues	$63,877	$61,597	$57,492
Gross profit	$49,799	$50,469	$46,172
Gross profit margin	78.0%	81.9%	80.3%
Operating income	$12,955	$12,815	$11,656
Operating income as a percent of net segment revenues	20.3%	20.8%	20.3%

Recent Acquisitions, Dispositions and Other Transactions

Acquisition of Chattanooga Group Inc. (Canada)

On August 4, 2009 we acquired Chattanooga Group Inc., a Canadian distributor of certain of our products (“Chattanooga Canada”), for $7.2 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter. Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period for under relevant tax law. The promissory note accrues interest at an annual rate of 6% with the principal and interest due in August 2010 (see Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Acquisition of Empi Canada Inc.

On August 4, 2009 we acquired Empi Canada Inc., a Canadian distributor of certain of our products (“Empi Canada”), for $7.4 million.  Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter. Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period for under relevant tax law. The promissory note accrues interest at an annual rate of 6% with the principal and interest due in August 2010 (see Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Sale of Empi Therapy Solutions

On June 12, 2009 we sold our ETS catalog business to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations (see Note 3 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Acquisition of DonJoy Orthopaedics Pty. Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd., an Australian distributor of certain of our products (“DJO Australia”), for a total cash compensation of $3.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is $0.8 million, representing the acquisition date fair value of the additional amount expected to be paid to the selling shareholder of DJO Australia if certain revenue targets were met by December 31, 2009. Such revenue targets were met, and the additional amount of $0.8 million, which was included in accrued liabilities in the consolidated balance sheet at December 31, 2009, was paid in the first quarter of fiscal year 2010.

Sale of Other Product Lines

During the fourth quarter of 2009 we sold all rights, title and interest to our spinal implant business and related property for $2.9 million.  In addition, also during the fourth quarter of 2009, we sold our line of chiropractic tables known as the Ergostyle line, and the TE-CH3 product (together referred to as “product line”) and other assets used in or otherwise related to the manufacture, sale and marketing of the product line for approximately $0.8 million.

DJO Merger

On July 15, 2007, we entered into the Agreement and Plan of Merger with DJO Opco providing for a merger transaction pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL, the entity filing this Annual Report. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion (at $50.25 a share) paid to former equity holders of DJO Opco, $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by Blackstone, borrowings under the Senior Secured Credit Facility, and proceeds from the newly issued 10.875% senior Notes due 2014 (“10.875% Notes”) issued by DJOFL and DJO Finance Corporation (see Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Acquisition of IOMED, Inc.

On August 9, 2007, we acquired IOMED, which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The acquisition was primarily financed with borrowings under our then existing senior secured credit facility (see Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).  The IOMED business has been completely integrated with our Empi and Chattanooga business units.

Acquisition of The Saunders Group

On July 2, 2007, we completed the purchase of substantially all of the assets of The Saunders Group (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs. Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The acquisition was financed with funds borrowed under our then existing senior secured credit Facility (see Note 2 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). The Saunders business has been completely integrated with our Empi and Chattanooga business units.

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Year Ended December 31,
($ in thousands)	2009		2008		2007
Net sales	$946,126	100.0%	$948,469	100.0%	$464,811	100.0%
Cost of sales	338,719	35.8	350,177	36.9	185,198	39.8
Gross profit	607,407	64.2	598,292	63.1	279,613	60.2
Operating expenses:
Selling, general and administrative	420,758	44.5	439,059	46.3	266,907	57.4
Research and development	23,540	2.5	26,938	2.8	21,047	4.5
Amortization and impairment of acquired intangibles	84,252	8.9	98,954	10.4	33,496	7.2
Operating income (loss)	78,857	8.3	33,341	3.5	(41,837)	(9.0)
Other income (expense):
Interest income	1,033	0.1	1,662	0.2	1,132	0.2
Interest expense	(157,032)	(16.6)	(173,162)	(18.3)	(72,409)	(15.6)
Other (expense) income, net	6,073	0.6	(9,205)	(1.0)	742	0.2
Loss on early extinguishment of debt	—	0.0	—	0.0	(14,539)	(3.1)
Loss from continuing operations before income taxes	(71,069)	(7.5)	(147,364)	(15.5)	(126,911)	(27.3)
Benefit for income taxes	(21,678)	(2.3)	(49,681)	(5.2)	(43,456)	(9.4)
Income (loss) from discontinued operations, net	(319)	0.0	946	0.1	1,448	0.3
Net loss	(49,710)	(5.3)	(96,737)	(10.2)	(82,007)	(17.6)
Less: Income attributable to noncontrolling interest	723	0.1	1,049	0.1	415	0.1
Net loss attributable to DJO Finance LLC	$(50,433)	(5.3)%	$(97,786)	(10.3)%	$(82,422)	(17.7)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales. Our net sales for the year ended December 31, 2009 were $946.1 million, compared to net sales of $948.5 million for the year ended December 31, 2008.  Net sales for the year ended December 31, 2009 were negatively impacted by $13.9 million of unfavorable changes in foreign exchange rates compared to the rates in effect for the year ended December 31, 2008. On the basis of constant currency rates, net sales increased 1.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008.

For the year ended December 31, 2009, we generated 25.5% of our net sales from customers outside the United States as compared to 26.6% for the year ended December 31, 2008.  Additionally, sales of new products, which include products that have been on the market less than one year, were $12.3 million for the year ended December 31, 2009, compared to new product sales of $27.2 million for the year ended December 31, 2008.

The following table sets forth the mix of our net sales for the years ended December 31, 2009 and 2008:

	Years Ended
($ in thousands)	December 31, 2009	% of Net Revenues	December 31, 2008	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segment	$640,785	67.7%	$634,559	66.9%	$6,226	1.0%
International Segment	241,464	25.5	252,313	26.6	(10,849)	(4.3)
Domestic Surgical Implant Segment	63,877	6.8	61,597	6.5	2,280	3.7
Consolidated net sales	$946,126	100.0%	$948,469	100.0%	$(2,343)	(0.2)%

Net sales in our Domestic Rehabilitation Segment were $640.8 million for the year ended December 31, 2009, reflecting an increase of 1.0% over net sales of $634.6 million for the year ended December 31, 2008. The increase was driven primarily by growth across the majority of our product lines, offset primarily by declines in revenues in our Chattanooga business due to the economic downturn and constraints in the credit markets which compelled customers to reduce purchases of capital equipment items supplied by our Chattanooga business unit, and a slowdown in certain customer purchasing during the first quarter due to the overall global economic decline.

Net sales in our International Segment for the year ended December 31, 2009 were $241.5 million, reflecting a decrease of 4.3% from net sales of $252.3 million for the year ended December 31, 2008. The decrease was driven primarily by $13.9 million of unfavorable changes in foreign exchange rates compared to rates in effect for the year ended December 31, 2008 and reduced sales of consumer products and clinical physical therapy equipment, partially offset by revenues from distributors acquired in 2009 in Australia and Canada.  On the basis of constant currency rates, sales in our International Segment increased 1.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Net sales in our Domestic Surgical Implant Segment increased to $63.9 million from $61.6 million for the year ended December 31, 2009, representing a 3.7% increase over the prior year. The increase was driven primarily by an increase in sales of our shoulder products.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 64.2% for the year ended December 31, 2009 from 63.1% for the year ended December 31, 2008. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in 2008 and 2009 and the benefits of a more favorable mix of products sold, partially offset by unfavorable changes in foreign exchange rates of approximately $10.5 million. Additionally, the increase in consolidated gross profit was partially driven by a reduction of $4.7 million in amortization of purchased inventory fair value adjustments related to acquisitions.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 66.4% for the year ended December 31, 2009 from 63.6% for the year ended December 31, 2008. The increase in our gross margin was primarily attributable to cost improvement initiatives implemented in 2008 and 2009 and the benefits of a more favorable mix of products sold, and a reduction of $4.7 million in amortization of purchased inventory fair value adjustments related to acquisitions.

Gross profit in our International Segment as a percentage of net sales decreased to 56.8% for the year ended December 31, 2009 from 60.2% for the year ended December 31, 2008. The decrease was primarily driven by unfavorable changes in foreign exchange rates of approximately $10.5 million and the impact of a less favorable mix of products sold.

Gross profit in our Domestic Surgical Implant Segment as a percentage of net sales decreased to 78.0% for the year ended December 31, 2009 from 81.9% for the year ended December 31, 2008. The decrease was primarily driven by lower margin mix of products sold and higher inventory obsolescence costs.

Selling, General and Administrative.  Our selling, general and administrative expenses decreased to $420.8 million for the year ended December 31, 2009 from $439.1 million for the year ended December 31, 2008 primarily due to overall cost savings initiatives, lower non-recurring costs as a result of our integration activities, decreases in overall wage expenses related to headcount reductions and facilities consolidations and reduced commissions expense. Additionally, 2009 was favorably impacted by the reversal of a $6.0 million accrual made in 2008 as part of purchase accounting related to the DJO Merger for alleged over payment to Medicare claims due to the favorable settlement of the dispute. These expense decreases were partially offset by $12.8 million of increased costs related to the implementation of our new global ERP system. The following table sets forth certain non-recurring costs associated with our integration and ERP implementation:

($ in thousands)	Years Ended
	December 31, 2009	December 31, 2008	Increase (Decrease)	% Increase (Decrease)

Employee severance and relocation expenses	$8,619	$11,237	$(2,618)	(23.3)%
Integration expenses	26,827	27,750	(923)	(3.3)
Reversal of reimbursement claims	(6,000)	—	(6,000)	NM
ERP implementation	18,074	5,247	12,827	NM
	$47,520	$44,234	$3,286	7.4%

Employee severance and relocation expenses for the year ended December 31, 2009 included $5.4 million of severance and retention in connection with our Chattanooga integration, $1.8 million of severance in connection with our recent company-wide headcount reduction, $1.1 million related to the DJO Merger, and $0.4 million related to restructuring at our international locations.  Employee severance and relocation expenses for the year ended December 31, 2008 consisted of $5.7 million of severance related to the DJO Merger, $2.7 million of severance in connection with other acquisitions and $2.8 million of payments and other expenses in connection with the termination of a former executive officer.  Integration expenses for the year ended December 31, 2009 included $20.3 million of integration costs incurred in connection with the DJO Merger, and $6.4 million related to the restructuring at our international locations. Integration expenses for the year ended December 31, 2008 included $23.1 million and $4.3 million of integration costs accrued in connection with the DJO Merger and other recent acquisitions, respectively.

Research and Development.  Our research and development expense decreased to $23.5 million for the year ended December 31, 2009 from $26.9 million for the year ended December 31, 2008, primarily reflecting cost savings initiatives, and lower wages from reduced headcount. As a percentage of net sales, research and development expense decreased to 2.5% compared to 2.8% in the year ended December 31, 2008.

Amortization and Impairment of Acquired Intangibles.  Amortization and impairment of acquired intangible assets decreased to $84.3 million for the year ended December 31, 2009 from $99.0 million for the year ended December 31, 2008.  Included within the year ended December 31, 2009 are charges of approximately $7.0 million related to two indefinite lived intangible assets which were determined to be impaired. In the year ended December 31, 2008, there were charges of approximately $10.1 million related to an indefinite lived intangible asset which was deemed to be impaired and approximately $12.3 million resulting from the abandonment of a trade name. We test intangible assets with indefinite lives annually in accordance with ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). This test compares the fair value of the intangible with its carrying amount.  To determine the fair value, we applied the relief from royalty method (“RFR”). Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

Amortization of acquired intangibles includes amortization expense related to intangible assets recognized in the Prior Transaction and acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased slightly to $77.3 million for the year ended December 31, 2009 compared to $76.5 million for the year ended December 31, 2008. At December 31, 2009, we expect the future amortization of intangibles to be approximately $77.2 million in 2010, $75.7 million in 2011, $74.4 million in 2012, $69.2 million in 2013, $67.4 million in 2014, and $391.6 million for the periods thereafter. Future acquisitions of businesses or intangible assets may cause these estimated future expenses to differ materially.

Interest Expense.  Our interest expense decreased to $157.0 million for the year ended December 31, 2009 compared to interest expense of $173.2 million for the year ended December 31, 2008. The decrease is primarily related to lower debt levels and reduced interest rates on our variable rate debt.  Additionally, we manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance.

Other Income and Expense.  We generated other income of $6.1 million for the year ended December 31, 2009 compared to other expense of $9.2 million for the year ended December 31, 2008. Included in the year ended December 31, 2009 is a $3.1 million gain related to the sales of certain immaterial product lines, as well as net foreign currency translation gains. For the year ended December 31, 2008, the amount primarily reflects net foreign currency transaction losses.

Benefit for Income Taxes.  The effective tax rate for the years ended December 31, 2009 and December 31, 2008 was 30.5% and 33.7%, respectively.  For the year ended December 31, 2009, we recorded a $21.7 million income tax benefit, net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the year ended December 31, 2008, we recorded a $49.7 million income tax benefit, net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Our net sales for the year ended December 31, 2008 were $948.5 million, representing an increase of 104.1% from net sales of $464.8 million for the year ended December 31, 2007. The increase was primarily driven by business acquisitions, including the DJO Merger (November 2007), IOMED (August 2007) and Saunders (July 2007) and continued growth across our product lines. Revenues associated with these business acquisitions were approximately $458.9 million for the full year ended December 31, 2008 compared to $54.2 million for post-closing period of 2007. Net sales were also positively impacted for the year ended December 31, 2008 by $11.7 million due to favorable changes in foreign exchange rates compared to rates in effect for the year ended December 31, 2007. For the year ended December 31, 2008 and December 31, 2007, we generated 26.6% and 28.8%, respectively, of our net sales from customers outside the United States.

Sales of new products, which include products that have been on the market less than one year, were $27.2 million for the year ended December 31, 2008, compared to new product sales of $34.1 million for the year ended December 31, 2007.

The following table sets forth the mix of our net sales for the years ended December 31, 2008 and 2007:

	Years Ended
($ in thousands)	December 31, 2008	% of Net Revenues	December 31, 2007	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation Segment	$634,559	66.9%	$273,562	58.9%	$360,997	132.0%
International Segment	252,313	26.6	133,757	28.8	118,556	88.6
Domestic Surgical Implant Segment	61,597	6.5	57,492	12.3	4,105	7.1
Consolidated net sales	$948,469	100.0%	$464,811	100%	$483,658	104.1%

Net sales in our Domestic Rehabilitation Segment were $634.6 million for the year ended December 31, 2008, reflecting an increase of 132.0% over net sales of $273.6 million for the year ended December 31, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and the IOMED and Saunders acquisitions as discussed above and growth in our core product lines.

Net sales in our International Segment for the year ended December 31, 2008 were $252.3 million, reflecting an increase of 88.6% from net sales of $133.8 million for the year ended December 31, 2007. The increase was driven primarily by the addition of sales from the DJO Merger and continued growth in our core international markets. Net sales were also positively impacted by $11.7 million for the year ended December 31, 2008 due to favorable changes in foreign exchange rates compared to rates in effect for the year ended December 31, 2007.

Net sales in our Domestic Surgical Implant Segment increased to $61.6 million from $57.5 million for the year ended December 31, 2008, representing a 7.1% increase over the prior year. The increase was driven primarily by growth in our knee, shoulder and hip implant product lines.

Gross Profit.  Consolidated gross profit as a percentage of net sales increased to 63.1% for the year ended December 31, 2008 from 60.2% for the year ended December 31, 2007. The increase in our gross profit margin is primarily attributable to cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $3.8 million. Additionally, the increase in consolidated gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $14.0 million for the years ended December 31, 2008 and 2007, respectively.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales increased to 63.6% for the year ended December 31, 2008 from 61.1% for the year ended December 31, 2007. The increase in our gross margin was primarily attributable to cost improvement initiatives implemented in the past year and favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products. Additionally, the increase in domestic rehabilitation gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to acquisitions.  The amortization of purchased inventory fair value adjustments included in cost of sales was $4.7 million and $8.6 million for the years ended December 31, 2008 and 2007, respectively.

Gross profit in our International Segment as a percentage of net sales increased to 60.2% for the year ended December 31, 2008 from 52.5% for the year ended December 31, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year, favorable changes in the mix of products we sell as a result of our recent acquisitions of businesses with higher margin products, and favorable changes in foreign exchange rates of approximately $3.8 million. Additionally, the increase in international rehabilitation gross profit was driven by reduced amortization of purchased inventory fair value adjustments related to acquisitions. The amortization of purchased inventory fair value adjustments included in cost of sales was $2.1 million for the year ended December 31, 2007 and we had no such amortization in 2008.

Gross profit in our Domestic Surgical Implant Segment as a percentage of net sales increased to 81.9% for the year ended December 31, 2008 from 80.3% for the year ended December 31, 2007. The increase was primarily driven by cost improvement initiatives implemented in the past year and reduced amortization of purchased inventory fair value adjustments related to acquisitions of $3.3 million. The amortization of purchased inventory fair value adjustments included in cost of sales was $3.3 million for the year ended December 31, 2007.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $439.1 million for the year ended December 31, 2008 from $266.9 million for the year ended December 31, 2007 primarily due to approximately $166.0 million of expenses, including wages, commissions, professional fees, and other expenses incurred by businesses we acquired and $4.1 million increase in non-recurring costs associated with the integration of our acquisitions partially offset by a favorable $1.1 million settlement of a litigation contingency related to one of our foreign subsidiaries. The following table sets forth certain non-recurring selling, general and administrative costs associated with the integration of our recent acquisitions:

	Years Ended
($ in thousands)	December 31, 2008	December 31, 2007	Increase (Decrease)	% Increase (Decrease)

Management retention bonuses	$5,775	$542	$5,233	NM
Severance and relocation expenses	11,237	16,372	(5,135)	(31.4)
Integration expenses	32,997	17,087	15,910	93.1
Charges to bad debt expense related to revaluation of accounts receivable and anticipated integration related collection issues	—	11,870	(11,870)	NM
	$50,009	$45,871	$4,138	9.0%

Management retention bonuses related to the DJO Merger were recorded and amortized over the period from the close of the transaction to December 31, 2008, resulting in expenses of $5.8 million and $0.5 million in 2008 and 2007, respectively. For the year ended December 31, 2008, severance and relocation consisted of $5.7 million of severance expenses related to the DJO Merger, $2.7 million of severance payments to employees in connection with other acquisitions, and $2.8 million of payments and other expenses in connection with the termination of a former executive officer. Severance expenses for the year ended December 31, 2007 include $13.3 million of payments made to former executives of ReAble.  Remaining severance expenses are related to restructuring activities in connection with recent acquisitions.  Integration expenses for the year ended December 31, 2008 included $23.1 million and $4.3million of integration costs incurred in connection with the DJO Merger and other recent acquisitions, respectively. Also included within integration expense for the year ended December 31, 2008 is $5.2 million related to the implementation of our new global ERP system.  Integration expense for the year ended December 31, 2007 included costs incurred with the DJO Merger, Prior Transaction and other recent acquisitions.  The year ended December 31, 2007 included a $11.9 million charge related to the impact of changes in methodologies used to estimate accounts receivable reserves, primarily in connection with the DJO Merger.

Research and Development.  Our research and development expense increased to $26.9 million for the year ended December 31, 2008 from $21.0 million for the year ended December 31, 2007. The increase was primarily due to wages, facility and project costs incurred by businesses we acquired. As a percentage of net sales, research and development expense decreased to 2.8% compared to 4.5% in the year ended December 31, 2007.

Amortization and Impairment of Acquired Intangibles.  Amortization and impairment of acquired intangible assets increased to $99.0 million for the year ended December 31, 2008 from $33.5 million for the year ended December 31, 2007.  Included within the year ended December 31, 2008 are charges of approximately $10.1 million related to an indefinite lived intangible asset which was deemed to be impaired and approximately $12.3 million resulting from the abandonment of a trade name.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to twenty years. Our amortization of acquired intangibles increased to $76.5 million for the year ended December 31, 2008 compared to $33.5 million for the year ended December 31, 2007.

Interest Expense.  Our interest expense increased to $173.2 million for the year ended December 31, 2008 compared to interest expense of $72.4 million for the year ended December 31, 2007. The increase was principally driven by incremental borrowings to fund the DJO Merger and other recent acquisitions.

Other Income and Expense.  Other expense was $9.2 million for the year ended December 31, 2008 compared to other income of $0.7 million for the year ended December 31, 2007. The 2008 expense was principally comprised of foreign currency transaction losses and the write-off of a strategic investment determined to have no value.

Benefit for Income Taxes.  The effective tax rate for the years ended December 31, 2008 and December 31, 2007 was 33.7% and 34.2%, respectively.  For the year ended December 31, 2008, we recorded a $49.7 million income tax benefit, net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items. For the year ended December 31, 2007, we recorded a $43.5 million income tax benefit, net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Pro Forma Financial Information.   The unaudited financial information in the table below summarizes the combined results of our operations and those of DJO Opco, IOMED, and The Saunders Group on a pro forma basis, as though the companies acquired had been combined as of the beginning of 2007. The pro forma financial information excludes the impact of other acquisitions made during 2007 with a total purchase price of $7.2 million and is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the years presented. The pro forma adjustments include the effect of purchase accounting adjustments, interest expense, and related tax effects, among others. In addition, on June 12, 2009 we sold our Empi Therapy Solutions catalog business.  As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations.

	Years Ended
($ in thousands)	December 31, 2008	December 31, 2007	Change	% Change

Net sales	$948,469	$901,033	$47,436	5.3%
Loss from continuing operations before income taxes	(147,364)	(242,545)	95,181	39.2
Benefit for income taxes	(49,681)	(77,016)	27,335	35.5
Noncontrolling interest	946	415	531	128.0
Loss from continuing operations	$(96,737)	$(165,114)	$68,377	41.4%

Recent Accounting Pronouncements

For information on recent accounting pronouncements impacting our business, see Note 1 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

Liquidity and Capital Resources

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes due 2014. The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 16, 2009 to January 19, 2010 which will be included in the first interest payment to be made on May 15, 2010), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility.

As of December 31, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $44.6 million and $100 million of available borrowings under our revolving credit facility, described below. Working capital at December 31, 2009 was $182.2 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our changes in cash and cash equivalents for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cash provided by (used in) operating activities	$67,794	$(12,061)	$(28,759)
Cash used in investing activities	(16,000)	(29,596)	(1,323,064)
Cash (used in) provided by financing activities	(35,261)	8,865	1,383,558
Effect of exchange rate changes on cash and cash equivalents	(2,405)	(196)	833
Net increase (decrease) in cash and cash equivalents	$14,128	$(32,988)	$32,568

Cash Flows

Operating activities provided $67.8 million of cash for the year ended December 31, 2009, compared to $12.1 million of cash used for the year ended December 31, 2008. Cash provided by operating activities for the year ended December 31, 2009 primarily reflected our net income after adjustment for non-cash charges partially offset by a favorable net change in operating assets and liabilities. Cash used for operating activities for the year ended December 31, 2008 primarily reflected an unfavorable net change in operating assets and liabilities, substantially offset by our net income after adjustment for non-cash charges. Cash used in operating activities for the year ended December 31, 2007 primarily reflected our net loss and a negative net change in operating assets and liabilities.  Cash paid for interest was $144.2 million for the year ended December 31, 2009, $158.8 million for the year ended December 31, 2008, and $70.2 million for the year ended December 31, 2007.

Investing activities used $16.0 million of cash for the year ended December 31, 2009, compared to $29.6 million for the year ended December 31, 2008. Cash used in investing activities for the year ended December 31, 2009 primarily consisted of $28.9 million of purchases of property and equipment, including $7.8 million for our new ERP system, and the acquisition of businesses for a total of $13.1 million, net of cash,  partially offset by $25.7 million of proceeds from the sales of assets, primarily ETS.  Cash used in investing activities for the year ended December 31, 2008 primarily consisted of purchases of property and equipment totaling $25.9 million, including $5.3 million for our new ERP system and the acquisition of businesses, including payments for 2007 acquisitions, totaling $5.1 million.   Cash used in investing activities for the year ended December 31, 2007 principally consisted of the acquisition of businesses for $1,313.1 million, mainly related to the DJO Merger.

Financing activities used $35.3 million of cash for the year ended December 31, 2009, compared to $8.9 million of cash provided by financing activities for the year ended December 31, 2008. Cash used in financing activities for the year ended December 31, 2009 primarily represented net payments on long-term debt and revolving lines of credit.  Cash provided by financing activities for the year ended December 31, 2008 represented net proceeds of $9.2 million on long-term debt and revolving lines of credit.  Cash provided by financing activities for the year ended December 31, 2007 included net proceeds of $1,005.9 million from long-term debt and revolving credit lines mainly related to net borrowings under the Senior Secured Credit Facility.

Indebtedness

As of December 31, 2009, we had approximately $1,812.9 million in aggregate indebtedness outstanding.

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

Interest Rate and Fees.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The current applicable margins for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 9 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.   As of December 31, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.42%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity.

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

•      amend material agreements governing our subordinated indebtedness; and

•      change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required as of December 31, 2009 to maintain a ratio of consolidated senior secured debt to Adjusted EBITDA (or senior secured leverage ratio) of a maximum of 4.25:1 stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) attributable to DJOFL, plus losses from discontinued operations, interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of December 31, 2009 our actual senior secured leverage ratio was within the required ratio at 3.88:1.

10.875% Notes and 11.75% Notes

The Indentures governing the $675.0 million principal amount of 10.875% Notes and the $200.0 million principal amount of 11.75% Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2009, measured on that date, was 1.78:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.0:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes which mature on November 15, 2014, pursuant to the indenture, governing our existing 10.875% Senior Notes due 2014 that were issued on November 20, 2007 (collectively the “10.875% Notes”). The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 16, 2009 to January 19, 2010, which amount will be included in the first interest payment to be made on May 15, 2010), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2009:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.25:1	3.88:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.78:1

As described above, our Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility and the Indentures governing the $675.0 million of senior notes and the $200.0 million of senior subordinated notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus losses from discontinued operations, interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants.

Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2009, 2008, and 2007. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	(unaudited)
	Year Ended December 31,
(in thousands)	2009	2008	2007
Net loss attributable to DJO Finance LLC	$(50,433)	$(97,786)	$(82,422)
Loss from discontinued operations, net	319	(946)	(1,476)
Interest expense, net	155,999	171,500	71,277
Loss on early extinguishment of debt	—	—	14,539
Income tax benefit	(21,678)	(49,681)	(43,456)
Depreciation and amortization	112,148	122,451	48,140
Non-cash items (a)	4,208	6,081	18,782
Non-recurring items (b)	53,520	44,234	40,286
Other adjustment items, before cost savings (c)	(2,280)	16,887	115,957
Other adjustment items—future cost savings (d)	3,600	45,200	66,673
Adjusted EBITDA	$255,403	$257,940	$248,300

(a)           Non-cash items are comprised of the following:

	(unaudited)
	Year Ended December 31,
(in thousands)	2009	2008	2007
Stock compensation expense	$3,382	$1,381	$1,541
Purchase accounting adjustments (1)	—	4,700	17,003
Loss on disposal of assets	826	—	238
Total non-cash items	$4,208	$6,081	$18,782

(1)   Purchase accounting adjustments for the year ended December 31, 2008 included expense related to the write-up to fair market value of acquired inventory in connection with the DJO Merger. Purchase accounting adjustments for the year ended December 31, 2007 included $4.7 million, $4.8 million and $4.5 million related to the write-up to fair market value of acquired inventory in connection with the DJO Merger, the Prior Transaction, and certain other acquisitions, respectively. Also included for the year ended December 31, 2007 is $3.0 million of expense related to the write-off of in-process research and development in connection with the DJO Merger.

(b)           Non-recurring items are comprised of the following:

	(unaudited)
	Year Ended December 31,
(in thousands)	2009	2008	2007
Employee severance and relocation (1)	$8,619	$11,237	$16,372
Integration expense (2)	26,827	27,750	10,917
Reserve methodology change (3)	—	—	12,997
ERP implementation	18,074	5,247	—
Total non-recurring items	$53,520	$44,234	$40,286

(1)           Employee severance and relocation for the year ended December 31, 2009 included $5.4 million of severance and retention in connection with our Chattanooga integration, $1.8 million of severance in connection with our company-wide headcount reduction, $1.1 million related to the DJO Merger, and $0.4 million related to restructuring at our international locations. Employee severance and relocation for the year ended December 31, 2008 included $2.8 million in connection with the termination of a former executive officer, and $5.7 million and $2.7 million of employee severance incurred in connection with the DJO Merger and other acquisitions, respectively. Employee severance and relocation for the year ended December 31, 2007 included severance payments to former ReAble executives in the amount of $13.3 million and $0.7 million related to other severance related items and employee relocation.  Also included for the year ended December 31, 2007 is $0.7 million and $1.7 million related to the DJO Merger and other acquisitions, respectively.

(2)           Integration expense for the year ended December 31, 2009 included $20.3 million of integration costs incurred in connection with the DJO Merger and $6.4 million related to restructuring at our international locations. Integration expense for the year ended December 31, 2008 included $23.1 million and $4.3 million of integration costs incurred in connection with the DJO Merger and other recent acquisitions, respectively. Integration expense for the year ended December 31, 2007 includes $2.2 million, $0.4 million, and $8.3 million incurred in connection with the Prior Transaction, the DJO Merger and other acquisitions, respectively.

(3)           Represents $9.8 million related to additional allowances for doubtful accounts receivable acquired in connection with the DJO Merger due to anticipated integration related collection issues, $1.1 million related to the revaluation of inventory acquired in connection with the DJO Merger, and $2.1 million related to additional allowance for doubtful accounts due to a change in an accounting reserve methodology in connection with the DJO Merger.

(c)           Other adjustment items, before future cost savings, are comprised of the following:

	(unaudited)
	For the Year Ended December 31,
(in thousands)	2009	2008	2007
Blackstone monitoring fee	$7,000	$7,000	$3,000
Noncontrolling interest	723	1,049	415
Pre-acquisition EBITDA (1)	1,709	—	106,561
Pre-disposition EBITDA (2)	(348)	—	—
Other (3)	(11,364)	8,838	(731)
Transaction Expenses (4)	—	—	6,712
Total other adjustment items, before cost savings	$(2,280)	$16,887	$115,957

(1)   For the year ended December 31, 2009 included pre-acquisition Adjusted EBITDA for an Australia subsidiary acquired in February 2009 and two Canada subsidiaries acquired in August 2009. For the year ended December 31, 2007 included pre-acquisition EBITDA of $103.8 million from January 1, 2007 to November 19, 2007 for the DJO Merger, and $2.8 million of pre-acquisition EBITDA from other acquisitions.

(2)   Represents pre-closing Adjusted EBITDA related to certain immaterial product lines sold in the year ended December 31, 2009.

(3)   For the year ended December 31, 2009, included $3.1 million gain related to the sale of certain product lines, and net foreign currency transaction losses. In addition to these items, the year ended December 31, 2009 also included a gain of approximately $6.0 million related to the resolution of previously asserted reimbursement claims. For the year ended December 31, 2008 included net foreign currency transaction losses of $7.9 million, the settlement of a litigation contingency of $1.2 million, and the write-off of an investment of $1.5 million. For the year ended December 31, 2007, included net foreign currency transaction gains.

(4)   Represents $4.8 million of transaction costs incurred in connection with the DJO Merger, $1.1 million related to the Prior Transaction, and $0.8 million related to other acquisitions.

(d)           For the year ended December 31, 2009 included projected cost savings of $2.4 million in connection with the DJO Merger, and $1.2 million in connection with our two Canada subsidiaries acquired in August 2009. For the year ended December 31, 2008 included projected cost savings of $45.2 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger. For the year ended December 31, 2007 included projected cost savings of $50.6 million and $16.1 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger, and other recent acquisitions, respectively.

Contractual Obligations, Commercial Commitments, and Leases

The following table summarizes our contractual obligations associated with our long-term debt, lease obligations and purchase obligations as of December 31, 2009 (in thousands):

	Payment due by period
	Total	<1 year	1—3 years	3-5 years	>5 years
Long-term debt obligations	$1,812,641	$15,782	$21,300	$1,775,559	$—
Interest payments (a)	698,724	135,612	285,446	277,666	—
Capital lease obligations	229	144	82	3	—
Operating lease obligations	58,303	10,472	15,082	12,123	20,626
Purchase obligations	92,091	25,645	17,446	14,000	35,000
Total	$2,661,988	$187,655	$339,356	$2,079,351	$55,626

(a)   $775.0 million principal amount of long-term debt is subject to fixed interest rates and $1,043.7 million of principal amount of long-term debt is subject to a floating interest rate. The interest payments in the above table for the floating rate debt were based primarily on an assumed 3.461% interest rate which is the effective interest rate for the term loans under the Senior Secured Credit Facility at December 31, 2009.  Also included is the effect on interest expense related to our interest rate swap agreements.

As of December 31, 2009, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling approximately $92.1 million in the ordinary course of business.  The purchase obligations shown above, includes $15.0 million committed in 2010 related to purchase orders at our facilities in Chattanooga and Freiburg.  In addition, under the amended transaction and monitoring fee agreement entered into in connection with the DJO Merger, the purchase obligations shown above includes DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019.  See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the amended agreement.  In addition to contractual obligations noted above, we expect to spend up to an additional $16.2 million implementing our new ERP system capital project over approximately the next year.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirement because the actual timing of future payments made may vary from the stated contractual obligation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns and rental credits, goodwill and intangible assets, deferred tax assets and liabilities and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact on our financial statements.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2009, 2008, and 2007 we reserved for and reduced gross revenues from third party payors by 31%, 32%, and 30% respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 67%, 72%, and 65% of our net revenues for the years ended December 31, 2009, 2008, and 2007, respectively, and approximately 64% at both December 31, 2009 and 2008 and 62% at December 31, 2007 of our net accounts receivable. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues for the years ended December 31, 2009, 2008, and 2007. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 33%, 28%, and 35% of our net revenues for the years ended December 31, 2009, 2008, and 2007, respectively, and approximately 36% of our net accounts receivable at both December 31, 2009 and 2008 and 38% of our net accounts receivable at December 31, 2007. For the years ended December 31, 2009, 2008, and 2007, we estimate bad debt expense to be approximately 7%, 6%, and 7%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

Our reserve for rebates accounts for incentives that we offer to certain of our distributors. These rebates are substantially attributable to sales volume, sales growth or to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)), we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units using the income approach valuation methodology that includes the discounted cash flow method, and the market approach valuation methodology that includes the use of market multiples.  The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.5% to 12.6% and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.

Furthermore, ASC Topic 350 (formerly SFAS No. 142) states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This testwork compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty (“RFR”) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.  In the fourth quarter fiscal 2009, we determined that the fair value of two of our trade names were less than the carrying amount, resulting in an aggregate impairment charge of $7.0 million, which is included in amortization and impairment of intangibles within the consolidated statement of operations for the year ended December 31, 2009. During the fourth quarter 2008, we determined that the fair value of a trade name was less than its carrying amount and another trade name was abandoned, resulting in an aggregate impairment charge of $22.4 million which was included in amortization of intangibles within the consolidated statement of operations for the year ended December 31, 2008.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax basis of assets, liabilities and net operating loss carryforwards. We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.

Our gross deferred tax asset balance was approximately $168.0 million at December 31, 2009 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 13 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2009, we maintained a valuation allowance of $7.1 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with prior year acquisitions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of December 31, 2009, we had $1,043.7 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009.  In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired at December 31, 2009.  The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010. In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million.  Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of December 31, 2009 and 2008 was a loss of approximately $11.2 million and $13.3 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swap would have impacted our earnings and cash flow, for year ended December 31, 2009 by approximately $2.9 million.  Our senior debt of approximately $775.0 million consisted of fixed rate debt at December 31, 2009.  We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. Sales denominated in foreign currencies accounted for approximately 22.8% of our consolidated net sales for the year ended December 31, 2009, of which 17.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2009, we had foreign exchange forward contracts to purchase Mexican Pesos, with an aggregate notional amount of $14.2 million and an aggregate fair market value of approximately $14.3 million. For the years ended December 31, 2009 and 2008, we recognized unrealized losses of approximately $2.9 million and $3.2 million, respectively, related to these contracts, which is included in other income (expense) in the statement of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in membership equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
March 5, 2010

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$44,611	$30,483
Accounts receivable, net	146,212	164,618
Inventories, net	95,880	103,166
Deferred tax assets, net	40,448	34,039
Prepaid expenses and other current assets	14,725	16,923
Total current assets	341,876	349,229
Property and equipment, net	86,714	86,262
Goodwill	1,191,497	1,191,566
Intangible assets, net	1,187,677	1,260,472
Other non-current assets	42,415	52,601
Total assets	$2,850,179	$2,940,130

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$42,144	$42,752
Accrued interest	10,968	10,966
Long-term debt and capital leases, current portion	15,926	11,549
Other current liabilities	90,608	104,401
Total current liabilities	159,646	169,668
Long-term debt and capital leases, net of current portion	1,796,944	1,832,044
Deferred tax liabilities, net	321,131	329,503
Other non-current liabilities	14,089	8,806
Total liabilities	2,291,810	2,340,021

Commitments and contingencies

Membership equity:
Paid-in capital	827,617	824,235
Accumulated deficit	(272,275)	(221,842)
Accumulated other comprehensive income (loss)	518	(4,027)
DJO Finance LLC membership equity	555,860	598,366
Noncontrolling interests	2,509	1,743
Total membership equity	558,369	600,109
Total liabilities and membership equity	$2,850,179	$2,940,130

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2009	2008	2007
Net Sales	$946,126	$948,469	$464,811
Cost of sales (exclusive of amortization shown separately below)	338,719	350,177	185,198
Gross profit	607,407	598,292	279,613
Operating expenses:
Selling, general and administrative	420,758	439,059	266,907
Research and development	23,540	26,938	21,047
Amortization and impairment of acquired intangibles	84,252	98,954	33,496
Operating income (loss)	78,857	33,341	(41,837)
Other income (expense):
Interest income	1,033	1,662	1,132
Interest expense	(157,032)	(173,162)	(72,409)
Other income (expense), net	6,073	(9,205)	742
Loss on early extinguishment of debt	—	—	(14,539)
Loss from continuing operations before income taxes	(71,069)	(147,364)	(126,911)
Benefit for income taxes	(21,678)	(49,681)	(43,456)
Loss from continuing operations	(49,391)	(97,683)	(83,455)
Income (loss) from discontinued operations, net of tax	(319)	946	1,448
Net loss	(49,710)	(96,737)	(82,007)
Less: Net income attributable to noncontrolling interests	723	1,049	415
Net loss attributable to DJO Finance LLC	$(50,433)	$(97,786)	$(82,422)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Changes in Membership Equity and Comprehensive Loss

(in thousands)

	DJO Finance LLC
			Accumulated
			Other	Total	Non-	Total
	Paid-In	Accumulated	Comprehensive	Membership	Controlling	Membership
	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance at December 31, 2006	$373,469	$(41,634)	3,373	$335,208	$909	$336,117
Net loss	—	(82,422)	—	(82,422)	415	(82,007)
Change in fair value of derivatives, net of tax of $1,529	—	—	(2,383)	(2,383)	—	(2,383)
Foreign currency translation adjustments	—	—	5,200	5,200	(109)	5,091
Comprehensive loss	—	—	—	(79,605)		(79,299)
Repurchase of Prior Transaction Management Rollover Options	(1,248)	—	—	(1,248)	—	(1,248)
Stock-based compensation	1,541	—	—	1,541	—	1,541
Reversal of tax benefit associated with stock options	(985)	—	—	(985)	—	(985)
Investment by Parent	450,077	—	—	450,077	—	450,077
Balance at December 31, 2007	$822,854	$(124,056)	6,190	$704,988	$1,215	$706,203
Net loss	—	(97,786)	—	(97,786)	1,049	(96,737)
Change in fair value of derivatives, net of tax of $3,660	—	—	(5,699)	(5,699)	—	(5,699)
Foreign currency translation adjustments	—	—	(4,518)	(4,518)	(521)	(5,039)
Comprehensive loss	—	—	—	(108,003)		(107,475)
Stock-based compensation	1,381	—	—	1,381		1,381
Balance at December 31, 2008	$824,235	$(221,842)	(4,027)	$598,366	$1,743	$600,109
Net loss	—	(50,433)	—	(50,433)	723	(49,710)
Change in fair value of derivatives, net of tax of $737	—	—	(3,973)	(3,973)	—	(3,973)
Foreign currency translation adjustments	—	—	8,518	8,518	43	8,561
Comprehensive loss	—	—	—	(45,888)		(45,122)
Stock-based compensation	3,382	—	—	3,382	—	3,382
Balance at December 31, 2009	$827,617	$(272,275)	518	$555,860	$2,509	$558,369

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net loss	$(49,710)	$(96,737)	$(82,007)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	27,896	23,597	14,744
Amortization and impairment of intangibles	84,252	98,954	33,496
Amortization of debt issuance costs and non-cash interest expense	12,679	13,177	4,862
Non-cash loss on early extinguishment of debt	—	—	9,744
Stock-based compensation	3,382	1,381	1,541
Asset impairments and net (gain) loss on disposal of assets	(2,094)	3,069	682
Deferred income taxes	(23,690)	(42,157)	(47,221)
Provisions for doubtful accounts and sales returns	34,904	26,277	22,428
Inventory reserves	7,462	8,637	3,580
Acquired in-process research and development	—	—	3,000
Net effect of discontinued operations, net of (gain) loss on disposal	(393)	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(15,156)	(37,064)	(15,301)
Inventories	(1,868)	(1,609)	7,075
Prepaid expenses, other assets and liabilities	3,438	68	1,567
Accrued interest	2	835	2,130
Accounts payable and other current liabilities	(13,310)	(10,489)	10,543
Net cash provided by (used in) operating activities	67,794	(12,061)	(28,759)
INVESTING ACTIVITIES:
Acquisition of businesses and intangibles, net of cash acquired	(13,086)	(5,095)	(1,313,110)
Purchases of property and equipment	(28,872)	(25,905)	(13,962)
Proceeds from sales of assets	25,617	14	4,591
Other	341	1,390	(583)
Net cash used in investing activities	(16,000)	(29,596)	(1,323,064)
FINANCING ACTIVITIES:
Investment by parent	—	—	434,599
Proceeds from long-term debt and revolving line of credit	68,260	46,540	1,724,350
Retirement of debt and payments on long-term debt and revolving line of credit	(103,521)	(37,294)	(718,421)
Payment of debt issuance costs	—	—	(55,866)
Excess tax benefit associated with stock option exercises	—	—	370
Repurchase of prior transaction management rollover options	—	—	(1,248)
Dividend paid to minority interests of subsidiary	—	(381)	(226)
Net cash (used in) provided by financing activities	(35,261)	8,865	1,383,558
Effect of exchange rate changes on cash and cash equivalents	(2,405)	(196)	833
Net increase (decrease) in cash and cash equivalents	14,128	(32,988)	32,568
Cash and cash equivalents at beginning of period	30,483	63,471	30,903
Cash and cash equivalents at end of period	$44,611	$30,483	$63,471
Supplemental disclosures of cash flow information:
Cash paid for interest	$144,215	$158,798	$70,249
Cash paid for income taxes	$3,777	$2,497	$912
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$3,876	$4,066	$—
Issuance of notes payable in connection with acquisitions	$2,860	$—	$—
Issuance of management rollover options	$—	$—	$15,478

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.  We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

In the first quarter of 2009, we changed how we report our segmented financial information in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 280 (formerly Financial Accounting Standards Statement (“SFAS”) No.131, “Disclosures about Segments of an Enterprise and Related Information”).  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  Our segment information now reflects the international components of all of our businesses within our International segment.  Prior year segment information has been reclassified to conform with our 2009 segmentation.

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million.  As such, results of our ETS business for periods prior to the date of sale have been presented as discontinued operations (see Note 3).

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

On November 20, 2007, a subsidiary of ReAble Therapeutics, Inc. (“ReAble”) was merged into DJO Opco Holdings, Inc. (“DJO Opco”), with DJO Opco continuing as the surviving corporation (the “DJO Merger”). As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC, the entity filing this Annual Report on Form 10-K, which is itself a subsidiary of ReAble. Following the DJO Merger, ReAble was renamed DJO Incorporated (“DJO”), ReAble Therapeutics Finance LLC was renamed DJO Finance LLC (“DJOFL”) and ReAble Finance Corporation, the co-issuer of both the 10.875% Senior Notes and 11.75% Senior Subordinated Notes (see Note 9), was renamed DJO Finance Corporation (“Finco”).

Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “DJO,” “our,” or “our Company,” refers to DJOFL and its consolidated subsidiaries.

Noncontrolling interests reflect the 50% separate ownership of Medireha GmbH (“Medireha”) which is not attributable to us. We have consolidated Medireha for financial reporting purposes due to our controlling interest. Our controlling interest consists of our 50% ownership and our control of one of the two director seats, our rights to prohibit certain business activities that are not consistent with our plans for the business and our exclusive distribution rights for products manufactured by Medireha. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents.  Cash consists of deposits with financial institutions. We consider all short-term, highly liquid investments and investments in money market funds and commercial paper with remaining maturities of less than three months at the time of purchase to be cash equivalents. While our cash and cash equivalents are on deposit with high-quality institutions, such deposits exceed Federal Deposit Insurance Corporation insured limits.

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

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets that range from three to 25 years.  Leasehold improvements and assets subject to capital leases are amortized using the straight-line method over the terms of the leases or lives of the assets, if shorter. We capitalize surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of selling, general and administrative expense.  We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 (formerly American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for  the Costs of Computer Software Developed or Obtained for Internal Use”), we capitalize costs of internally developed software during the development stage. Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality. In 2008, we began implementing a new ERP system.  As a result we had approximately $11.7 million and $4.5 million of capitalized software costs as of December 31, 2009, and 2008, respectively.

Impairment of Long-Lived Assets.  In accordance with ASC Topic 350-30 (formerly SFAS 144, “Accounting for the Impairment of Long-Lived Assets”) we test long-lived assets for impairment when events or changes in circumstances may indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as an amount by which the carrying amount of the assets exceed the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or estimated sale value less estimated costs to sell.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  In accordance with ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets,”) we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of comparable company stocks, (iii) a further slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present.  We estimated the fair values of our reporting units using the income approach valuation methodology that includes the discounted cash flow method, and the market approach valuation methodology that includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.5% to 12.6% and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. Our annual impairment test related to goodwill did not indicate any impairment.  The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

Identifiable intangible assets consist of trademarks, trade names, patents, distribution networks, intellectual property, non-compete agreements and customer lists and are carried at fair value on date of purchase less accumulated amortization.  Amortization of identifiable intangibles is computed using the straight-line method over their estimated useful lives.  Our customer and technology based intangibles have a weighted average amortization period of 10 years. Our trade names were determined to have an indefinite life.

We test intangible assets with indefinite lives in accordance with ASC Topic 350, which states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This test compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life.  Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. In the fourth quarter fiscal 2009, we determined that the fair value of two of our trade names were less than the carrying amount, resulting in an aggregate impairment charge of $7.0 million, which was included in amortization and impairment of intangibles within the consolidated statement of operations for the year ended December 31, 2009.  During the fourth quarter of 2008, we determined that the fair value of a trade name was less than its carrying amount and another trade name was abandoned, resulting in an aggregate impairment charge of $22.4 million, which was included in amortization and impairment of intangibles within the consolidated statement of operations for the year ended December 31, 2008.

Debt Issuance Costs.  Debt issuance costs are capitalized and are included in other non-current assets on our consolidated balance sheet.  We amortize these costs over the lives of the related debt instruments (currently, approximately seven years) and classify the amortization expense with interest expense in the accompanying consolidated statements of operations.  At December 31, 2009 and 2008, we had unamortized debt issuance costs of $38.9 million and $49.9 million, respectively.

Warranty Costs.  We provide expressed warranties on certain products for periods typically ranging from one to three years.  We estimate our warranty obligations at the time of sale based upon historical experience and known product issues, if any.

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Beginning balance	$1,761	$1,720	$1,348
Amount charged to expense for estimated warranty costs	952	1,258	509
Deductions for actual costs incurred	(777)	(1,217)	(454)
Acquired through business acquisitions	—	—	317
Ending balance	$1,936	$1,761	$1,720

Self Insurance.  We are partially self insured for certain employee health benefits and product liability claims.  Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.

Revenue Recognition.   We recognize revenue pursuant to ASC Topic 605 (Staff Accounting Bulletin No. 104, Revenue Recognition). Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.  We reduce revenue by estimates of potential future product returns and other allowances.  Revenues are also reduced by rebates related to sales transacted through distribution agreements that provide the distributors with a right to return inventory or take certain pricing adjustments based on sales mix or volume.  Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized.

Advertising Costs.  We expense advertising costs as they are incurred. For the years ended December 31, 2009, 2008 and 2007, advertising costs were approximately $5.4 million, $7.0 million and $3.9 million, respectively.

Shipping and Handling Expenses.  Shipping and handling expenses are included within cost of sales in our consolidated statement of operations.

Stock Based Compensation.  We maintain a stock option plan under which stock options have been granted to employees and non-employee members of the Board of Directors.  We record stock options pursuant to ASC Topic 718 (formerly SFAS No. 123 (R) “Share Based Payments”) which requires that all share based payments to employees be recognized in the financial statements based upon their respective grant date fair values.  As such we amortize stock-based compensation for service-based awards granted on a straight-line basis over the requisite service (vesting) period for the entire award.  Other awards vest over a specified performance period from the date of grant upon the achievement of certain pre-determined performance targets over time and compensation expense is recognized to the extent the achievement of the performance targets is deemed probable. Refer to Note 11 for further discussion.

Income Taxes.  We account for income taxes under the asset and liability method as set forth in ASC Topic 740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.

Foreign Currency Translation.  The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated membership equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations.

Derivative Financial Instruments.  We account for derivatives pursuant to ASC Topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging”), which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the effective portion of a hedge, and changes in the fair values of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.  At December 31, 2009, the fair value of our foreign exchange forward contracts was a gain of $0.1 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap Agreements

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging the interest rates on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  We have designated these interest rate swap agreements as cash flow hedges. At December 31, 2009, the fair value of our interest rate swap agreements was a loss of $11.2 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income and other comprehensive income.  Other comprehensive income (loss) refers to unrealized gains and losses that are excluded from current earnings and are recorded directly as an adjustment to membership equity.  These gains and losses often fluctuate before being realized, and are often long-term in nature.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized interest rate hedge gains and losses, net of tax.

Concentration of Credit Risk.  We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare.  International sales comprised 25.5%, 26.6%, and 28.8% of our net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates.

During the three years ending December 31, 2009, we had no individual customer or distributor that accounted for 10% or more of our total annual revenues.

Fair Value of Financial Instruments.  The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature.  The fair values of our variable rate debt, including borrowings under our Senior Secured Credit Facility, approximate carrying value due to the variable interest rate features on these instruments. We estimated the fair value of our long-term fixed rate notes based on trading prices for the notes on or near December 31, 2009 and 2008 (see Note 9).

Reclassifications. The consolidated financial statements and accompanying footnotes reflect certain reclassifications to prior year consolidated financial statements to conform to the current year presentation.

Discontinued Operations.  In determining whether a group of assets disposed of (or to be disposed of) should be presented as a discontinued operation, we make a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historic operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). We also determine whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from our ongoing operations as a result of the disposal transaction and whether we have no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from our continuing operating results in our consolidated financial statements. See Note 3 for a summary of discontinued operations.

Recent Accounting Pronouncements.  In September 2009, we adopted ASC Topic 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”), which makes the Codification the source of authoritative US Generally Accepted Accounting Principles recognized by the FASB, and applied to non-governmental entities. ASC Topic 105 does not change previously issued Accounting Standards, but reorganizes the Accounting Standards into topics. In circumstances where previous Accounting Standards require a revision, FASB will issue an Accounting Standards Update (“ASU”) on the topic.

In September 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605 (formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”). ASU 2009-13 provides guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which consideration should be measured and allocated to the separate units of accounting in the multiple-element arrangement and is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any; this issue will have on our consolidated financial statements. However, we do not expect that this issue will result in a change in current practice.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), now included within ASC topic 810. ASC topic 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. ASC Topic 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for the Transfers of Financial Assets as amendment of FASB Statement No. 140” (“SFAS 166”), now included within ASC Topic 860,  which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”). ASC Topic 860 makes the following amendments to SFAS 140: 1) removes concept of qualifying special-purpose entities from SFAS 140; 2) modifies the financial components approach used and limits the circumstances in which a transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements; 3) establishes conditions for reporting a transfer of a portion of a financial asset as a sale; 4) redefines a participating interest; 5) clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer, even if not entered into at the time of the transfer; 6) clarifies that the transferor must evaluate whether it, its consolidated affiliates included in the financial statements being presented, or its agency effectively control the transferred financial asset directly or indirectly; 7) requires that the transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the a transfer of an entire asset or group of financial assets accounted for as a sale; 8) removes special provisions for guaranteed mortgage securitizations to require them to be treated that same as any other transfer of financial assets; 9) Removes fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meet the conditions for sale accounting at fair value; and 10) requires enhanced disclosures. We will adopt this statement as of the beginning of 2010 and are currently assessing the potential impact of adoption.

In May 2009, the FASB issued, and we adopted, ASC Topic 855 (formerly SFAS No. 165, “Subsequent Events”), which requires entities to disclose certain events that occur after the balance sheet date but before the financial statements are issued (See Note 20).

As of January 1, 2009, we adopted ASC topic 815 (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format and to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect their financial performance, and cash flows.  Except for adding the required disclosures (see Note 17), the adoption of ASC Topic 815 had no impact on our consolidated financial statements.

We have adopted ASC topic 810 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, Consolidated Financial Statements”) which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  ASC Topic 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We have applied the presentation and disclosure requirements of ASC Topic 810 retrospectively.

As of January 1, 2009, we have adopted ASC Topic 805 (formerly SFAS No. 141R, “Business Combinations”), which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination (see Note 2).

We adopted ASC topic 825 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115”) in 2008, which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of ASC Topic 825 did not have a material impact on our consolidated financial statements.

2.                                      ACQUISITIONS AND OTHER TRANSACTIONS

We account for acquisitions in accordance with ASC Topic 805, with the results of operations attributable to each acquisition included in the consolidated financial statements from the date of acquisition.

During 2009 we made three acquisitions of active distributors of our products.  Our primary reason for these acquisitions was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.

Acquisition of Chattanooga Group Inc. (Canada)

On August 4, 2009 we acquired Chattanooga Group Inc., a Canadian distributor of certain of our products (“Chattanooga Canada”), for $7.2 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter.  Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period provided for under relevant tax law.  The promissory notes accrues interest at an annual rate of 6% with the principal and interest due in August 2010.

Acquisition of Empi Canada Inc.

On August 4, 2009 we acquired Empi Canada Inc., a Canadian distributor of certain of our products (“Empi Canada”), for $7.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is a $1.4 million holdback and a $1.4 million promissory note. The holdback provides security for potential indemnification claims and, if not used for that purpose, will be paid to the sellers. The holdback amount accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter. Half of any holdback amount not used to cover indemnification claims will be paid with interest in January 2011 and the remainder of the balance with interest is due approximately three years after closing, upon expiration of a statutory period provided for under relevant tax law. The promissory notes accrues interest at an annual rate of 6% with the principal and interest due in August 2010.

Acquisition of DonJoy Orthopaedics Pty., Ltd.

On February 3, 2009 we acquired DonJoy Orthopaedics Pty., Ltd. an Australian distributor of certain of our products (“DJO Australia”), for $3.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, is $0.8 million, representing the acquisition date fair value of the additional amount expected to be paid to the selling shareholder of DJO Australia if certain revenue targets were met by December 31, 2009. Such revenue targets were met, and the additional amount of $0.8 million, which was included in accrued liabilities in the consolidated balance sheet at December 31, 2009, was paid in the first quarter of fiscal year 2010.

Acquisition of DJO Opco Holdings, Inc.

On July 15, 2007, we entered into an Agreement and Plan of Merger (the “DJO Merger Agreement”) with DJO Opco, formerly known as DJO Incorporated, providing for the DJO Merger pursuant to which DJO Opco became a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger, which was consummated on November 20, 2007, was approximately $1.3 billion and consisted of $1.2 billion paid to former equity holders (or $50.25 in cash for each share of common stock of DJO Opco they then held), $15.2 million related to the fair value of stock options held by DJO Opco management that were exchanged for options to purchase DJO common stock, and $22.8 million in direct acquisition costs. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, an affiliate of Blackstone Capital Partners V, L.P. (“Blackstone”), borrowings under our senior secured credit facility (the “Senior Secured Credit Facility”), and proceeds from the newly issued 10.875% Senior Notes due 2014 (the “10.875% Notes”) (see Note 9 for further information).

Acquisition of IOMED, Inc.

On August 9, 2007, we acquired IOMED, Inc. (“IOMED”), which develops, manufactures and markets active drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. The purchase price was $23.3 million and consisted of $21.1 million in cash payments to former IOMED equity holders at $2.75 per share, $0.8 million related to the fair value of vested stock options that were outstanding at the time of the acquisition, and $1.4 million in direct acquisition costs. The IOMED acquisition was primarily financed with borrowings under our then existing revolving credit facility.

Acquisition of The Saunders Group, Inc.

On July 2, 2007, we completed the purchase of substantially all of the assets of The Saunders Group, Inc. (“Saunders”) for total cash consideration of $40.9 million, including $0.9 million of acquisition costs (the “Saunders Acquisition”). Saunders is a supplier of rehabilitation products to physical therapists, chiropractors, athletes, athletic trainers, physicians and patients, with a specialty in patented traction devices, back supports, and equipment for neck and back disorders. The Saunders Acquisition was financed with funds borrowed under our then existing senior credit facilities.

The purchase prices for our acquisitions were allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through December 31, 2009 (see Note 7):

(in thousands):	Chattanooga Canada	Empi Canada	DJO Australia	DJO Opco	IOMED	Saunders	Wtd. Avg. Useful Life
Current assets	$743	$884	$2,046	$171,929	$8,971	$6,783
Tangible non-current assets	—	—	—	67,385	853	273
Liabilities assumed	(2,254)	(1,033)	(1,120)	(697,465)	(6,679)	(628)
Acquired in-process research and development	—	—	—	3,000	—	—
Identifiable intangible assets:
Technology-based	—	—	—	354,000	6,616	10,171	14 years
Customer-based	5,058	2,512	1,614	328,000	2,512	6,369	10 years
Trademarks and trade names	—	—	—	356,000	1,777	4,423	Indefinite
Non-compete	253	174	—	—	—	—	5 years
Goodwill	3,354	4,902	899	691,884	9,255	13,537	N/A
Purchase price	$7,154	$7,439	$3,439	$1,274,733	$23,305	$40,928

The purchase price allocation for the Chattanooga Canada and Empi Canada acquisitions included approximately $5.0 million and $2.5 million, respectively, assigned to intangible assets related to certain customer relationships existing on the acquisition date and $0.3 million and $0.2 million, respectively, assigned to intangible assets related to a five year noncompetition agreement with the seller. The value of the customer relationships was based upon an estimate of the difference in future discounted cash flows that would be derived from sales to those customers.  The value of the noncompetition agreements was based on an estimate of the future discounted cash flows with and without the noncompetition agreements in place.  Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. For the Chattanooga Canada and Empi Canada acquisitions, a value of approximately $3.4 million and $4.9 million, respectively, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. As a result of the acquisition, we anticipate future cost savings driven by estimated synergies from operating efficiencies as we combine these businesses with our existing business in Canada. This is the primary reason the purchase prices for Chattanooga Canada and Empi Canada resulted in the recognition of goodwill.

The purchase price allocation for the DJO Australia acquisition included approximately $1.6 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. This value was based upon an estimate of the future discounted cash flows that would be derived from those customers.  For the DJO Australia acquisition, a value of approximately $0.9 million, representing the difference between the total purchase price and the aggregate fair value assigned to the net tangible assets acquired and the liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. A value of $691.9 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill. We acquired DJO Opco to expand our product offerings, increase our addressable market, increase the size of our international business and increase our revenues. We also believed there would be significant cost reduction synergies that would be realized as we integrated the acquired business. These are among the factors that contributed to a purchase price for the DJO Merger acquisition that resulted in the recognition of goodwill.

Sale of Other Product Lines

During the fourth quarter of 2009 we also sold all rights, title and interest to our spinal implant business and related property for $2.9 million.  In addition, also during the fourth quarter of 2009, we sold our line of chiropractic tables known as the Ergostyle line, and the TE-CH3 product (together referred to as “product line”) and other assets used in or otherwise related to the manufacture, sale and marketing of the product line for approximately $0.8 million.

Other Acquisitions

During 2007, we completed the acquisition of Endeavor Medical, Inc. (“Endeavor”) and Performance Modalities, Inc. (“PMI”). On April 13, 2007, we acquired Endeavor for total consideration of $2.9 million. On February 16, 2007, we acquired certain assets of PMI for total consideration of $4.3 million. The allocation of the aggregate purchase price for both acquisitions resulted in the recognition of $2.4 million of goodwill,

3.                                      DISCONTINUED OPERATIONS

On June 12, 2009 we sold our Empi Therapy Solutions (“ETS”) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million. Our ETS business, which was included within our Domestic Rehabilitation Segment, sold a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through printed catalog and an on-line e-commerce site.  As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations.  Financial data for years ended December 31, 2009, 2008, and 2007 related to discontinued operations includes the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total revenues	$13,450	$31,725	$27,323

Pre-tax income	$6,590	$1,556	$2,401
Income tax provision	6,909	610	953
Net income (loss)	$(319)	$946	$1,448

Included within discontinued operations for the year ended December 31, 2009 is a pre-tax gain on disposal of discontinued operations of $6.6 million, which includes approximately $12.0 million of goodwill associated with the ETS business based on the relative fair values of ETS and the portion of the reporting unit that will remain. The effective tax rate for the discontinued operations for the year ended December 31, 2009 is 105%, and differs from the amount which would have been recorded using the US statutory tax rate due primarily to a large difference in the book and tax basis of goodwill sold.

4.                                     ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of period	$36,521	$32,417	$6,971
Acquired through business acquisitions	—	—	14,591
Provision for contractual allowances, doubtful accounts and sales returns	34,904	26,277	22,428
Write-offs, net of recoveries	(23,119)	(22,173)	(11,573)
Balance, end of period	$48,306	$36,521	$32,417

5.                                     INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Components and raw materials	$29,967	$34,015
Work in process	3,745	5,310
Finished goods	50,558	59,835
Inventory held on consignment	24,121	21,804
	108,391	120,964
Less — inventory reserves	(12,511)	(17,798)
	$95,880	$103,166

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of period	$17,798	$18,996	$19,434
Acquired through business acquisitions	—	—	3,867
Provision charged to costs of sales	7,462	8,637	3,580
Disposal of reserved inventory	(12,749)	(9,835)	(7,885)
Balance, end of period	$12,511	$17,798	$18,996

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6.                                     PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2009	December 31, 2008	Depreciable lives (years)
Land	$1,448	$1,442	Indefinite
Buildings and improvements	22,714	21,179	5 to 25
Equipment	66,658	52,160	3 to 8
Software	17,213	13,974	3 to 5
Furniture and fixtures	8,624	7,647	3 to 8
Surgical implant instrumentation	22,192	16,445	5
Construction in progress	15,586	15,432	n/a
	154,435	128,279
Less - accumulated depreciation and amortization	(67,721)	(42,017)
Property and equipment, net	$86,714	$86,262

Depreciation and amortization expense relating to property and equipment was approximately $27.9 million, $23.6 million and $14.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Depreciation expense includes amounts associated with surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products, and is reported as a selling, general and administrative expense in the amounts of $3.7 million, $2.9 million, and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.

7.                                     GOODWILL AND INTANGIBLE ASSETS

A summary of the activity in goodwill is presented below (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$1,191,566	$1,201,282
Tax adjustments	—	(18,118)
Sale of business (see Note 3)	(11,986)	—
Acquisitions (see Note 2)	9,155	13,286
Foreign currency translation	2,762	(5,737)
Other	—	853
Balance, end of period	$1,191,497	$1,191,566

For the year ended December 31, 2009, we recorded goodwill of approximately $3.4 million, $4.9 million, and $0.9 million related to the acquisitions of Chattanooga Canada, Empi Canada, and DJO Australia, respectively (refer to Note 2). The fair values of the assets acquired and the liabilities assumed were estimated in accordance with ASC Topic 805. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.  In addition, we disposed of approximately $12.0 million of goodwill associated with the sale of our ETS business (refer to Note 3).

For the year ended December 31, 2008, we recorded goodwill of approximately $12.8 million related to the DJO Opco acquisition to reflect changes in our preliminary estimates of deferred tax assets and liabilities assumed, including approximately $6.0 million for Medicare reimbursement claims.  We also completed the acquisitions of various other businesses during the year which resulted in the recognition of approximately $0.5 million of goodwill in the aggregate. Additionally, we reduced goodwill by $18.1 million related to various acquisition related tax adjustments.

Identifiable intangible assets consisted of the following as of December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,726	$(94,385)	$364,341
Customer-based	487,998	(96,906)	391,092
	$946,724	$(191,291)	755,433
Indefinite-lived intangible assets:
Trademarks and trade names			428,269
Accumulated foreign currency translation adjustments			3,975
Net identifiable intangible assets			$1,187,677

During the fourth quarter 2009, we determined that the fair value of two of our trade names were less than the carrying amount, resulting in an aggregate $7.0 million impairment charge, which was included in amortization and impairment of intangibles within the consolidated statement of operations for the year ended December 31, 2009.

Identifiable intangible assets consisted of the following as of December 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,612	$(56,501)	$402,111
Customer-based	478,387	(57,537)	420,850
	$936,999	$(114,038)	822,961
Indefinite-lived intangible assets:
Trademarks and trade names			435,267
Accumulated foreign currency translation adjustments			2,244
Net identifiable intangible assets			$1,260,472

During the fourth quarter 2008, we determined that the fair value of a trade name was less than its carrying amount and another trade name was abandoned, resulting in an aggregate $22.4 million impairment charge, which was included in the consolidated statement of operations for the year ended December 31, 2008.

Our amortizable intangible assets will continue to be amortized over their useful lives of 10 years on a weighted average basis for both Technology and Customer based intangibles.

Our estimated future amortization expense related to acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2010	$77,199
2011	75,678
2012	74,392
2013	69,184
2014	67,368
Thereafter	391,612

At December 31, 2009 and 2008, our goodwill and intangible assets are allocated by segment as follows (in thousands):

December 31, 2009	Goodwill	Intangibles, Net
Domestic Rehabilitation Segment	$1,061,297	$1,124,483
International Segment	82,794	40,173
Domestic Surgical Implant Segment	47,406	23,021
Total	$1,191,497	$1,187,677

December 31, 2008	Goodwill	Intangibles, Net
Domestic Rehabilitation Segment	$1,073,284	$1,202,329
International Segment	70,876	31,600
Domestic Surgical Implant Segment	47,406	26,543
Total	$1,191,566	$1,260,472

During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the years ended December 31, 2009 and 2008 reflect this new segmentation.

8.             OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Wages and related expenses	$20,668	$21,695
Commissions and royalties	12,953	13,799
Taxes	3,061	4,943
Integration costs	6,779	2,505
Professional fees	5,529	2,453
Rebates	4,482	4,812
Accrued ERP costs	5,800	6,763
Interest rate swap derivative	9,701	13,272
Other accrued liabilities	21,635	34,159
	$90,608	$104,401

9.            LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) at December 31, 2009 and 2008 consists of the following (in thousands):

	December 31, 2009	December 31, 2008
Term loan under Senior Secured Credit Facility, net of a 1.2% discount ($9.3 million and $10.9 million at December 31, 2009 and 2008, respectively)	$1,034,427	$1,043,404
Revolving loans outstanding under Senior Secured Credit Facility	—	24,000
10.875% senior notes	575,000	575,000
11.75% senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European Banks	355	891
Capital lease obligations	228	298
Notes payable for acquisitions	2,860	—
	1,812,870	1,843,593
Less — current portion	(15,926)	(11,549)
Long-term debt and capital leases, net of current portion	$1,796,944	$1,832,044

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consists of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The original $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility and increases the reported outstanding balance accordingly. The market value of our term loan facility was approximately $975.9 million as of December 31, 2009 and was determined using trading prices for our term loan on or near that date. As of December 31, 2009, no amounts were drawn related to our revolving credit facility.

Interest Rate and Fees.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The current applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 17). On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  As of December 31, 2009, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.42%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. The foregoing mandatory prepayments will be applied to the term loan facilities in direct order of maturity.  We have not been required to make any mandatory pre-payments through December 31, 2009.  Based on estimated excess cash flows for the year ended December 31, 2009, we will be required to make a prepayment of the term loan outstanding under our senior secured credit facilities of approximately $1.9 million, which we expect to pay in March 2010.  Such amount has been classified with the current portion of our long-term debt within our consolidated balance sheet as of December 31, 2009. We expect to reinvest the net proceeds from our 2009 asset sales during 2010 as permitted by our credit agreement and, as such, our calculation of estimated excess cash flows excludes those net proceeds.  We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 4.25:1 as of the twelve months ended December 31, 2009, stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of December 31, 2009.

10.875% Senior Notes Payable

On November 20, 2007, DJOFL and DJO Finance Corporation (“Finco”) (collectively, the “Issuers”) issued $575.0 million aggregate principal amount of 10.875% Senior Notes under an agreement dated as of November 20, 2007 (the “10.875% Indenture”) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee.

The 10.875% Notes require semi-annual interest payments of approximately $31.3 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $603.8 million as of December 31, 2009 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2009, we were in compliance with all applicable covenants.

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes which mature on November 15, 2014, pursuant to the 10.875% indenture, governing our existing 10.875% Senior Notes due 2014 that were issued on November 20, 2007. The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 16, 2009 to January 19, 2010, which amount will be included in the interest payment we will make to noteholders on May 15, 2010, the first interest payment date), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility (see Note 20).

11.75% Senior Subordinated Notes Payable

In November 2006, the Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $206.0 million as of December 31, 2009 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

All of our long-term debt and capital leases mature within the next five years.  At December 31, 2009, the aggregate amounts of annual principal maturities of long-term debt and capital leases are as follows (in thousands):

Years Ending December 31,
2010	$15,926
2011	10,692
2012	10,690
2013	10,653
2014	1,764,909
Total	1,812,870

Debt Issue Costs

We incurred $30.7 million, $24.5 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at December 31, 2009 and 2008. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

10.          MEMBERSHIP EQUITY

In connection with the DJO Merger, an affiliate of Blackstone made a cash equity contribution of $434.6 million.  Additionally, we repurchased 264,525 shares of ReAble’s common stock (“Prior Transaction Management Rollover Options”) from certain ReAble executives who were terminated in connection with the DJO Merger at a per share price of $16.46.  At the closing of the DJO Merger, these former ReAble executives forfeited all unvested stock options previously issued to them under the 2006 Stock Incentive Plan at the closing of the DJO Merger.  Furthermore, certain members of DJO Opco management chose to rollover certain of their DJO Opco options which were exchanged into options to purchase 1,912,577 shares under the 2007 Incentive Stock Plan on a tax-deferred basis (the “DJO Management Rollover Options”).  The fair value of these options approximated $15.2 million and was recorded as a component of the cost of the DJO Merger.  Also, on November 20, 2007, we granted an executive officer 24,300 shares (net of taxes) of restricted stock under the 2007 Incentive Stock Plan, which were subsequently cancelled during the third quarter of 2008 as a result of his termination (See Note 11 for further information).

11.          STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity incentive plan, the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”), under which we are authorized to grant options and awards up to 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. In addition, we adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of each stock option grant will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). Another one-third of each stock option grant will vest over a specified performance period (typically four to five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and adjusted free cash flow on an annual basis, as defined in the DJO Form Option Agreement (“Performance-Based Tranche”).  The final one-third of each stock option grant was originally determined to vest based upon achieving enhanced pre-determined performance targets based on Adjusted EBITDA and adjusted free cash flow, but was modified as described below (“Enhanced Performance-Based Tranche”).

During March 2009, we made modifications to the terms of the outstanding options and the 2007 Plan. The performance conditions for the portion of the options within the Performance-Based Tranche that vest based on 2009 financial performance were modified to require achievement of Adjusted EBITDA and adjusted free cash flow targets that were established in connection with our 2009 budget process. As with the original terms of such options, the optionees may earn 80% or more of such portion of options upon achievement of at least a minimum threshold amount of the budgeted Adjusted EBITDA and of the free cash flow targets for 2009. The financial targets for the Performance-Based Tranches for the years 2010-2012 remain unchanged and we added financial targets for 2013-2015. The vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the partial or total annual target for a given year resulting in partial or full vesting for that year, any portion of the tranche associated with prior years will also vest up to the percentage vested in the given year, to the extent not previously vested. The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics. These new targets require achievement of a minimum internal rate of return (“IRR”) and multiple of invested capital (“MOIC”), each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock. As a result of this modification, the Enhanced Performance-Based Tranche has both a performance component and a market condition component and will now be referred to as the “Market Return Tranche”.

Options granted under the 2007 Plan contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the option shares of the Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. This provision does not operate to vest the Market Return Tranche which requires the achievement of the IRR and MOIC targets by Blackstone on its equity investment in us. The DJO Form Option Agreement includes certain forfeiture provisions upon an awardees’ separation from service with us.

Employee Stock Options

During the year ended December 31, 2009 we granted 1,048,146 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees.

For the years ended December 31, 2009, 2008 and 2007, we recorded non-cash compensation expense of approximately $3.3 million, $1.3 million and $1.5 million, respectively, associated with stock options issued under the 2007 Plan.  We record expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options previously modified during the first quarter of 2009 and reallocated to the Time-Based and Performance-Based Tranches.  The expense related to the previously modified options is recognized ratably over the expected term of the stock options using the original grant-date fair value regardless of the probability of achieving the performance conditions.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. During 2008 we did not recognize compensation expense associated with our Performance-Based Tranche as the performance targets under the original grant were not achieved.  As a result of the modification of the 2009 targets and our actual results for the year ended December 31, 2009, we exceeded the minimum threshold amounts related to our 2009 performance targets.  As such, for the year ended December 31, 2009, we recognized compensation expense for the modified options and the annual portion of the tranche associated with the 2008 options that were not previously vested.  To date, no amount has been recorded for the Market Return Tranche, as achievement of the performance component is not deemed probable at this time.

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Expected dividends	0.0%	0.0%	0.0%
Expected volatility	34.4 — 34.7%	27.4% - 60.0%	27.4% - 60.0%
Risk-free rate	2.3 — 2.79%	2.8% - 4.7%	3.5% - 4.7%
Expected term (in years)	5.83 — 6.3	4.7 - 7.1	4.7 - 7.1

Non-Employee Stock Options

During the year ended December 31, 2009 we granted 3,200 stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order to vest in the options granted.  Non-employee options are accounted for in accordance with ASC Topic 505 (formerly Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”) which states that the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

In estimating fair value for options issued, expected volatility was based completely on historical volatility of comparable publicly-traded companies. A contractual life of ten years was used in place of the expected term. The risk-free rate used in calculating the fair value of the non-employee stock options for periods within the contractual life is based on the U.S. Treasury yield bond curve in effect at the time of grant.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of the non-employee stock options for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Expected dividends	0.0%	0.0%
Expected volatility	34.4 — 34.7%	27.41%
Risk-free rate	2.3 — 2.797%	3.92%
Contractual term (in years)	10 years	10 years

We recorded non-cash compensation expense of approximately $0.1 million for each year ended December 31, 2009 and 2008, associated with non-employee stock options issued under the 2007 Incentive Stock Plan.

A summary of option activity under the 2007 Plan for the years ended December 31, 2009 and 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	3,550,627	$12.97
Granted, including Replacement Options	4,528,214	$16.46
Exercised	—
Forfeited, including options cancelled	(2,003,927)	$16.35
Outstanding at December 31, 2008	6,074,914	$14.46	8.18	12,221,730
Granted,	1,051,346	$16.46
Exercised	—
Forfeited, including options cancelled	(245,918)	$16.46
Outstanding at December 31, 2009	6,880,342	$14.69	7.51	12,221,730
Exercisable at December 31, 2009	3,403,728	$12.64	6.71	12,221,730

For the years ended December 31, 2009, 2008 and 2007, the weighted-average grant-date fair value of stock options granted was $5.55, $5.36, and $8.09, respectively.

Total unrecognized stock-based compensation expense, related to nonvested stock options under the 2007 Plan, net of expected forfeitures, was $8.0 million as of December 31, 2009. We anticipate this expense to be recognized over a weighted-average period of approximately three years. However, compensation expense associated with performance-based options under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of certain performance targets are deemed probable.

Restricted Stock

On March 13, 2007, we granted 15,189 shares of restricted stock options to an executive officer pursuant to the terms of a restricted stock agreement under the 2006 Plan. The shares were subject to a vesting schedule over a period of three years with the final vesting on November 3, 2009. On November 20, 2007, we granted 24,300 shares of restricted stock awards to the same executive officer pursuant to the terms of a restricted stock agreement under the 2007 Incentive Stock Plan, which would vest on January 1, 2009. On August 14, 2008, we entered into a Separation of Employment Agreement and General Release with this executive officer which waived any and all of his rights to any stock option or equity grants, including but not limited to restricted stock. As such, all restricted stock options were cancelled during the third quarter and we reversed approximately $244,000 of previously recorded compensation expense related to the restricted stock.

12.                               SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as implants to customers in the United States and abroad.  In the first quarter of 2009, we changed how we report financial information to senior management.  Prior to 2009, we included the international components of the Surgical, Chattanooga, and Empi businesses in either the Surgical or Domestic Rehabilitation segments, as their operations were managed domestically.  During the fourth quarter of 2008, we effected an operational reorganization which resulted in the non-U.S. components of all of our businesses being managed abroad.  As a result, the segment financial data for the year ended December 31, 2009 reflects this new segmentation and the data for the years ended December 31, 2008 and 2007, as noted below, has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following three operating segments.

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

•                  Empi.  Our Empi business unit offers our home electrotherapy, iontophoresis, and home traction products. We primarily sell these products directly to patients or to physical therapy clinics. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Regeneration.  Our Regeneration business unit primarily sells our bone growth stimulation products.  We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the categories of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (“CPM”) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers our Compex electrostimulation device to consumers, which range from people interested in improving their fitness to competitive athletes, to assist in athletic training programs through muscle development and to accelerate muscle recovery after training sessions.

International Segment

Our International Segment, which generates most of its revenues in Europe, sells all of our products and certain third party products through a combination of direct sales representatives and independent distributors.

We sell our Domestic Rehabilitation and International Segment products through a variety of distribution channels.  We sell our home therapy products to wholesale customers and directly to patients.  We recognize wholesale revenue when we ship our products to our wholesale customers.  We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified.  We recognize revenue for product shipped directly to the patient at the time of shipment.  For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

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

We sell our Domestic Surgical Implant Segment products through a network of independent sales representatives in the United States.  We record revenues from sales made by sales representatives, who are paid commissions at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital.  We include amounts billed to customers for freight in revenue.

Information regarding our reportable business segments is presented below (in thousands). This information excludes the impact of certain expenses not allocated to segments, primarily general corporate expenses and non-recurring charges related to our integration activities. All prior periods presented have been restated to reflect our current reportable segments.

	Year Ended December 31,
	2009	2008	2007
Net sales:
Domestic Rehabilitation Segment	$640,785	$634,559	$273,562
International Segment	241,464	252,313	133,757
Domestic Surgical Implant Segment	63,877	61,597	57,492
Consolidated net sales	$946,126	$948,469	$464,811

Gross profit:
Domestic Rehabilitation Segment	$425,475	$403,740	$167,092
International Segment	137,142	151,901	70,225
Domestic Surgical Implant Segment	49,799	50,469	46,172
Expenses not allocated to segments/Eliminations	(5,009)	(7,818)	(3,876)
Consolidated gross profit	$607,407	$598,292	$279,613

Operating income:
Domestic Rehabilitation Segment	$177,962	$138,556	$11,772
International Segment	49,051	55,295	9,422
Domestic Surgical Implant Segment	12,955	12,815	11,656
Expenses not allocated to segments/Eliminations	(161,111)	(173,325)	(74,687)
Consolidated operating income (loss)	$78,857	$33,341	$(41,837)

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales:
United States	$704,954	$696,156	$331,053
Germany	74,185	65,228	45,418
Other Europe, Middle East, and Africa	110,140	143,018	57,187
Asia Pacific	15,541	12,595	5,435
Other	41,306	31,472	25,718
	$946,126	$948,469	$464,811

Net sales are attributed to countries based on location of customer.  For the years ended December 31, 2009, 2008 and 2007, we had no individual customer or distributor that accounted for 10% or more of total annual revenues

Following are our long-lived assets by geographic area as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
United States	$2,295,577	$2,423,171
International	212,726	167,730
	$2,508,303	$2,590,901

13.                   INCOME TAXES

DJO is the taxpayer in the U.S., while our foreign subsidiaries are subjected to income tax in the applicable local jurisdictions.  Although DJOFL is not a U.S. taxpayer, pursuant to the provisions of ASC Topic 740 (formerly SFAS No. 109, “Accounting for Income Taxes,”) the tax expense of DJO has been pushed down to the stand alone financial statements of DJOFL.

The components of losses from continuing operations before income taxes for the applicable periods consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. operations	$(76,881)	$(154,156)	$(125,629)
Foreign operations	5,812	6,792	(1,282)
	$(71,069)	$(147,364)	$(126,911)

The income tax benefit for the applicable periods consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income taxes:
U.S. Federal and State	$3,465	$(6,672)	$432
Foreign	(2,147)	3,303	3,397
Deferred income taxes:
U.S. Federal and State	(28,335)	(45,236)	(44,008)
Foreign	5,339	(1,076)	(3,277)
	$(21,678)	$(49,681)	$(43,456)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to net loss and the income tax benefit recognized in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Benefit derived by applying the Federal statutory income tax rate to income (loss) before income taxes	$(24,874)	$(51,577)	$(44,419)
Add (deduct) the effect of:
State tax benefit, net	(1,071)	(2,482)	(3,362)
Nondeductible IPR&D	—	—	1,050
Change in state effective tax rates	(3,859)	—	—
Change in German tax laws	(379)	—	(1,458)
Gain on subsidiary stock sale	2,609	—	—
Unrecognized tax benefits	2,460	720	226
Foreign exchange gain	1,816	—	—
Permanent differences and other, net	1,620	3,658	4,507
	$(21,678)	$(49,681)	$(43,456)

The components of deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$112,782	$118,237
Inventory reserve	5,175	7,648
Receivables reserve	21,575	17,449
Accrued compensation	3,991	1,724
Accrued expenses	6,504	9,025
Interest rate swaps	4,397	5,189
Foreign earnings repatriation	4,155	2,823
Other	9,381	8,922
Gross deferred tax assets	167,960	171,017
Valuation allowance	(7,130)	(7,129)
Net deferred tax assets	160,830	163,888

Deferred tax liabilities:
Property and equipment	(1,769)	(3,661)
Intangible assets	(418,762)	(437,938)
Foreign currency translation	(3,038)	(2,222)
Foreign earnings repatriation	(13,051)	(12,504)
Other	(4,893)	(3,027)
	(441,513)	(459,352)
Net deferred tax liabilities	$(280,683)	$(295,464)

As a result of the DJO Merger we recorded significant acquired intangible assets for which no tax basis exists and, as such, a significant deferred tax liability was recorded under purchase accounting. Taxable temporary differences will reverse within the carryforward period for the existing deferred tax assets.

During the first quarter of 2009, the state of California enacted legislation which will allow corporate taxpayers to elect to use a single sales factor apportionment formula to apportion business income to California for tax years beginning on or after January 1, 2011. We anticipate making this election in fiscal year 2011 and thereafter. In the first quarter of 2009, we recorded a tax benefit of $3.9 million related to the enactment of this legislation which represents a reduction in our net deferred tax liabilities due to a lower effective state tax rate.

At December 31, 2009, we maintain approximately $416.6 million of net operating loss carryforwards in the U.S., which expire over a period of one to 20 years. Our European net operating loss carryforwards of approximately $25.8 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2009 and 2008, we recorded gross deferred tax assets of $168.0 million and $171.0 million, respectively, which we reduced by valuation allowances of $7.1 million for both years. We have recorded a valuation allowance against certain European net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets.  The majority of the valuation allowance was recorded as an adjustment to goodwill as these loss carryforwards were acquired in connection with acquisitions and the Prior Transaction.

As a result of the DJO Merger we no longer intend to permanently reinvest in our foreign operations.  In connection with the DJO Merger, deferred tax liabilities of $6.4 million were recorded in purchase accounting, representing estimated U.S. and foreign taxes on cumulative unrepatriated foreign earnings.  We recorded a deferred tax expense of $0.5 million and $0.6 million, respectively, for the years ended December 31, 2009 and 2008 for unrepatriated foreign earnings in those years.

We and our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  The Internal Revenue Service (“IRS”) is currently examining the 2005 and 2006 tax years. It is anticipated that the examination will be completed during 2010. We adopted the provisions of ASC Topic 740-10 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”) on January 1, 2007. As a result of the implementation of ASC Topic 740-10, we recognized a $5.9 million increase in liabilities for gross unrecognized tax benefits, which was accounted for as an increase to the balance of goodwill. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2007, 2008 and 2009 are as follows in thousands:

Balance at January 1, 2007	$6,979
Additions based on tax positions related to current year	458
Additions for tax positions related to prior years	8,016
Additions due to acquisition of businesses	1,829
Reductions for tax positions related to prior years	(1,059)
Balance at December 31, 2007	16,223
Additions based on tax positions related to the current year	1,054
Additions for tax positions related to prior years	2,570
Reductions for tax positions related to prior years	(93)
Reductions due to lapse of statue of limitations	(4,187)
Reductions for settlements of tax positions	(159)
Balance at December 31, 2008	15,408
Additions based on tax positions related to the current year	3,225
Additions for tax positions related to prior years	1,217
Reductions due to lapse of statue of limitations	(635)
Reductions for settlements of tax positions	(126)
Balance at December 31, 2009	$19,089

To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $2.5 million of federal tax benefit for related state income tax deductions would result.  There is a reasonable possibility that the closing of the IRS examination could result in a material reduction to our unrecognized tax benefits within the next twelve months.  Due to the fact that the audit has not been finalized, the amount of the unrecognized tax benefits that may be reduced can not be reasonably estimated.  Due to our adoption of ASC Topic 805 (formerly SFAS 141R, “Business Combinations”) on January 1, 2009, all unrecognized tax benefits will impact the effective tax rate upon recognition. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We recognized an increase of $0.5 and $0.4 million, respectively, in accrued interest and penalties for the years ended December 31, 2009 and 2008, respectively. Since adoption we accrued $1.6 million and $1.1 million, respectively, for the payment of interest and penalties at December 31, 2009 and 2008.

14.          RESTRUCTURING AND RELATED CHARGES

2009 Chattanooga

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of our Chattanooga activities was expected to take approximately nine to 12 months to complete. As a result of this transition, we expect to incur approximately $5.0 million to $6.0 million of cash expenses, mainly related to one-time termination benefits and employee retention.

A summary of the activity relating to the restructuring for the period from June 1, 2009 through December 31, 2009 is as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance, beginning of period	$—	$—	$—
Expensed during period	4,896	479	5,375
Payments made during period	(847)	(74)	(921)
Balance at December 31, 2009	$4,049	$405	$4,454

Expenses incurred related to the transition of our Chattanooga activities are recorded within selling, general and administrative expense on our consolidated statement of operations for the year ended December 31, 2009.

2007 DJO Merger

At the time of the DJO Merger, management had begun to assess and formulate plans to restructure the operations of DJO to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with the existing markets in which we compete. The plan was approved and initiated after the consummation of the DJO Merger. In the fourth quarter of 2007, we announced the relocation of our headquarters to Vista, California. Activities were also initiated with respect to the relocation of certain manufacturing operations from our Chattanooga, Tennessee location to Tijuana, Mexico. We also announced the future termination of certain employees related to the move of certain activities of our Bone Growth Stimulation (“BGS”) product line operations from Vista, California to St. Paul, Minnesota. Internationally, we closed a facility in Germany and anticipated facility closures in certain other locations in an effort to integrate and realize cost synergies in our international operations. At December 31, 2008, approximately $1.6 million was accrued related to severance and facility exit costs, and approximately $0.2 million was accrued related to the purchase of rights to distributor territories in connection with the DJO Merger. We also assumed $1.9 million of severance due to a former executive officer of a business acquired by DJO prior to the DJO Merger, which was paid in the first quarter of 2008.

In certain cases, estimated severance and facility exit costs have been accrued as a liability with a corresponding increase to goodwill in accordance with the guidance specified in ASC Topic 805 (formerly SFAS No. 141(R), “Business Combinations”).  However, not all of our restructuring costs meet the accrual requirements of ASC Topic 805, and certain integration costs are expensed as incurred.

A summary of the activity relating to the restructuring year ended December 31, 2008 is as follows (in thousands):

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

Materially all amounts accrued for as of December 31, 2008 were paid in 2009.

15.          COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2009, we had entered into future purchase commitments for inventory, capital acquisitions and other services totaling approximately $92.1 million in the ordinary course of business. This amount includes an annual commitment of $7.0 million for monitoring fees to be paid to Blackstone Management Partners V L.L.C. (“BMP”) through 2019.

The following table summarizes our contractual obligations excluding operating leases as of December 31, 2009 associated with fixed commitments for purchase and service obligations for the next five years and thereafter (in thousands):

Years Ending December 31,
2010	$25,645
2011	10,446
2012	7,000
2013	7,000
2014	7,000
Thereafter	35,000
Total	$92,091

Operating Leases.  We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates.  We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term in accordance with ASC topic 840 (formerly FASB Statement No. 13, “Accounting for Leases (as amended)”).  The aggregate minimum rental commitments under non-cancelable leases for the periods shown at December 31, 2009, are as follows (in thousands):

Years Ending December 31,
2010	$10,472
2011	8,204
2012	6,878
2013	6,169
2014	5,954
Thereafter	20,626
$58,303

Rental expense under operating leases totaled approximately $13.4 million, $12.4 million, and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Capital Leases.  Leased equipment under capital leases, included in property and equipment in the accompanying consolidated financial statements are as follows (in thousands):

	December 31, 2009	December 31, 2008
Equipment	$678	$556
Less — accumulated amortization	(393)	(244)
	$285	$312

Litigation

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

We are currently defendants in approximately 80 product liability cases, including lawsuits in Canada and Texas seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. The products liability carriers for both manufacturers have accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a $5 million self-insured retention has been paid. Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages of discovery. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are insufficient to pay the defense costs and settlements or judgments in these cases.

We maintain products liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2009 and June 30, 2010 and provides for coverage (together with excess policies) of up to a limit of $80 million, provided that the top layer of $25 million excess over $55 million covers only claims reported after February 25, 2010 and the next layer down of $10 million excess over $45 million covers only claims reported after February 18, 2010. This coverage is subject to a self-insured retention of $500,000 for claims related to pain pumps described above and claims related to the IceMan cold therapy product, a self-insured retention of $250,000 on claims related to all other invasive products and a self-insured retention of $50,000 on claims related to all other non-invasive products, with an aggregate self-insured retention of $1.0 million for all products liability claims. In addition, the top layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our prior two products liability policies cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies.  If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. On our consolidated balance sheet of December 31, 2009, we have accrued approximately $2.0 million for expenses related to products liability claims.  The amount accrued is based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

Due to the nature of our business, we are subject to a variety of audits by government agencies and other private interests.  In the first quarter of 2008, we received Form FDA-483 “Inspectional Observations” in connection with an FDA audit of the Chattanooga business unit of our Domestic Rehabilitation Segment, stating that we failed to report certain customer complaints claiming that our muscle stimulator devices malfunctioned, and that we did not adequately implement corrective and preventive action to prevent recurrence of potential product failures relating to our muscle stimulator devices. The FDA auditor also recommended that we recall a series of ultrasound devices that had experienced operating issues in 2005, and we are implementing such a recall. We received a warning letter from the FDA in June 2008 relating to reporting issues on the muscle stimulator device complaints and requesting software verification and validation plans and reports regarding the correction of problems associated with the ultrasound product. We believe that we have addressed these areas of concern adequately. In a recent FDA audit of our Chattanooga facility, as a follow-up to the warning letter we received in June 2008, the FDA issued no Form FDA-483 “Inspectional Observations”, and the FDA has formally withdrawn the warning letter.

In the third quarter of 2009, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA audit of our Surgical Implant Segment, stating that: (1) we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; (2) we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; (3) our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and (4) we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We promptly implemented corrective action that we believe adequately address each Inspectional Observation and submitted a timely response to the FDA. We cannot assure you that the FDA will agree with our actions or will not take further action in the future, including issuing a warning letter related to these observations, seeking injunction, initiating seizure, or delaying review of pending applications.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint, and we are currently awaiting a response from the relator. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome.

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

16.          RELATED PARTY TRANSACTIONS

Management Stockholder’s Agreement

Certain members of DJO’s management are parties to DJO’s management stockholders agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (“BCP Holdings”), Blackstone, certain of its affiliates, and such members of DJO’s management and current executive officers (the “Management Stockholders Agreement”). In conjunction with the DJO Merger, certain incoming executives of DJO (the “new management stockholders”) became parties to the Management Stockholders Agreement on the same terms and conditions as set forth therein, subject to the following exceptions, which by amendment (the “Amendment”) will apply only to the new management stockholders and any other persons becoming a party thereto after November 20, 2007.  The Management Stockholders Agreement currently provides that if a management stockholder voluntarily resigns from DJO for any reason other than “good reason” (as defined in the Management Stockholders Agreement) and a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or “cost” for the management stockholder’s callable shares.  The Amendment provides that, unless a new management stockholder was terminated by DJO for “cause” (as defined in the Amendment) or unless the new management stockholder voluntarily terminated employment and such termination would have constituted a termination for “cause” if it would have been initiated by DJO, such new management stockholder would receive fair market value for such new management stockholder’s shares callable upon the exercise of a call right.

The Management Stockholders Agreement imposes significant restrictions on transfers of shares of DJO’s common stock held by management stockholders and provides a right of first refusal to DJO or Blackstone, if DJO fails to exercise such right) on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a ‘‘qualified public offering’’ (as such term is defined in that agreement) of DJO.  In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. If, prior to either the lapse of the transfer restrictions or a qualified public offering, a management stockholder’s employment is terminated, DJO will have the right to repurchase all shares of its common stock held by such management stockholder for a period of one year from the date of termination of employment (or the until the date that is one year following the exercise of the stock options used to acquire such common stock, if later). If DJO does not exercise this repurchase right during the applicable repurchase period, then Blackstone will generally have the right to repurchase such shares for a period of 30 days thereafter. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

On December 13, 2006, DJO, BCP Holdings, Blackstone and certain of its affiliates entered into a stockholders agreement with Sidney Braginsky, one of DJO’s directors. The terms and conditions of the stockholders agreement with Mr. Braginsky are the same, in all material respects, as the management stockholders agreement described above.  As new directors join the Board and receive stock options, they are required to enter into a similar agreement.  In addition, all parties receiving an award of stock options including all DJO directors who have been granted options, automatically become parties to the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

Under the Transaction and Monitoring Fee Agreement, we paid Blackstone Management Partners V L.L.C. (“BMP”), at the closing of the DJO Merger, a $15.0 million transaction fee and $0.6 million for related expenses.  Also, pursuant to this agreement, at the closing of the DJO Merger, we paid Blackstone Advisory Services, L.P. (“BAS”), an affiliate of BMP, a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

In connection with the DJO Merger, BMP has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. Prior to the DJO Merger, the annual BMP monitoring fee was equal to $3.0 million. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For the years ended December 31, 2009, 2008 and 2007, we expensed $7.0 million, $7.0 million, and $3.0 million, respectively, related to the annual monitoring fee. This is recorded as a component of selling, general and administrative expense in the audited consolidated statements of operations.

17.                              DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC Topic 815.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  At December 31, 2009, we had foreign exchange forward contracts to purchase Mexican Pesos, with a notional amount of $190.7 million Mexican Pesos, or approximately $14.7 million and an aggregate fair market value of approximately $0.1 million.  These foreign exchange forward contracts expire weekly throughout fiscal year 2010.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging the interest rates on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009. In February 2009, we entered into two new non-amortizing interest rate swap agreements. The first agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired at December 31, 2009.  The second agreement is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010. In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  We have designated these interest rate swap agreements as cash flow hedges under ASC Topic 815.

In accordance with ASC Topic 820 (formerly SFAS No. 157, “Fair Value Measurements”), we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2009, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes our derivative instruments, which, since the fair values reflect gains and losses are, included within our assets and other current and non-current liabilities in our audited consolidated balance sheets (in thousands):

	December 31, 2009	December 31, 2008
Assets:
Foreign exchange contracts	$89	$—
Total derivative assets	$89	$—

Liabilities:
Foreign exchange contracts	$—	$4,162
Interest rate swaps	11,244	13,272
Total derivative liabilities	$11,244	$17,434

The following table summarizes the effect our derivative instruments have on our audited consolidated statements of operations (in thousands):

	Location of Gain or	Year Ended December 31,
	(Loss)	2009	2008	2007

Foreign exchange contracts	Other income (expense), net	$(2,856)	$(3,248)	$108
Interest rate swaps	Interest expense	(18,164)	(3,440)	(4,069)
Total net loss		$(21,020)	$(6,688)	$(3,961)

18.          UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following represents the unaudited quarterly consolidated financial data for the periods presented (in thousands):

	For the three months ended
	Mar 28, 2009	Jun 27, 2009	Sep 26, 2009	Dec 31, 2009
Net sales	$217,653	$235,112	$236,186	$257,175
Gross profit	138,653	152,956	150,147	165,651
Operating income	13,119	19,018	23,558	23,162
Net loss attributable to DJO Finance LLC	(14,308)	(13,085)	(11,374)	(11,666)
Net loss	(14,169)	(12,950)	(11,280)	(11,311)

	For the three months ended
	Mar 29, 2008	Jun 28, 2008	Sep 27, 2008	Dec 31, 2008
Net sales	$232,034	$241,352	$235,515	$239,568
Gross profit	142,570	155,516	148,569	151,637
Operating income (loss)	7,862	14,119	18,859	(7,499)
Net loss attributable to DJO Finance LLC	(24,162)	(20,798)	(14,429)	(38,397)
Net loss	(23,962)	(20,503)	(14,131)	(38,141)

19.                              EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees.  We pay all general and administrative expenses of the plans and may make contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to Internal Revenue Service limits and non-discrimination testing), we made matching contributions of $3.7 million, $3.3 million, and $1.6 million, respectively,  to the plan for the years ended December 31, 2009, 2008 and 2007. The plans provide for discretionary contributions by us as approved by the Board of Directors.  There have been no such discretionary contributions through December 31, 2009.  In addition, we made pension contributions of approximately $0.4 million related to our international pension plans.

20.          SUBSEQUENT EVENTS

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes which mature on November 15, 2014, pursuant to the indenture governing our existing 10.875% Senior Notes due 2014 that were issued on November 20, 2007. Interest on the Notes will be payable in cash on May 15 and November 15 of each year, commencing on May 15, 2010, and  will accrue from and including November 16, 2009, the first day of the current interest period of the existing Notes.

The Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s senior secured credit facilities.

The net proceeds from the issuance (excluding approximately $2.0 million of interest accrued from November 16, 2009 to January 19, 2010, which will be included in the first interest payment to be made on May 15, 2010), along with cash on hand, were used to prepay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility.

21.          SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,999	$17,389	$20,223	$—	$44,611
Accounts receivable, net	—	113,258	32,954	—	146,212
Inventories, net	—	80,491	23,705	(8,316)	95,880
Deferred tax assets, net	—	40,474	993	(1,019)	40,448
Prepaid expenses and other current assets	162	11,368	3,195	—	14,725
Total current assets	7,161	262,980	81,070	(9,335)	341,876
Property and equipment, net	—	76,883	12,811	(2,980)	86,714
Goodwill	—	1,108,703	82,794	—	1,191,497
Intangible assets, net	—	1,147,504	40,173	—	1,187,677
Investment in subsidiaries	1,275,652	2,362,165	71,566	(3,709,383)	—
Intercompany receivable	1,065,693	—	—	(1,065,693)	—
Other non-current assets	38,946	(1,913)	5,382	—	42,415
Total assets	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$34,750	$7,393	$1	$42,144
Long-term debt and capital leases, current portion	12,568	140	3,218	—	15,926
Other current liabilities	22,165	60,992	18,419	—	101,576
Total current liabilities	34,733	95,882	29,030	1	159,646
Long-term debt and capital leases, net of current portion	1,796,859	83	2	—	1,796,944
Deferred tax liabilities, net	—	302,870	15,272	2,989	321,131
Intercompany payable, net	—	960,790	104,903	(1,065,693)	—
Other non-current liabilities	—	11,162	2,927	—	14,089
Total liabilities	1,831,592	1,370,787	152,134	(1,062,703)	2,291,810
Noncontrolling interests	—	—	2,509	—	2,509
Membership equity	555,860	3,585,535	139,153	(3,724,688)	555,860
Total liabilities and membership equity	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14,373	$16,110	$—	$30,483
Accounts receivable, net	—	130,151	34,467	—	164,618
Inventories, net	—	86,533	21,183	(4,550)	103,166
Deferred tax assets, net	—	34,756	—	(717)	34,039
Prepaid expenses and other current assets	303	13,516	1,388	1,716	16,923
Total current assets	303	279,329	73,148	(3,551)	349,229
Property and equipment, net	—	75,875	12,316	(1,929)	86,262
Goodwill	—	1,120,690	70,876	—	1,191,566
Intangible assets, net	—	1,228,872	31,600	—	1,260,472
Investment in subsidiaries	1,119,504	1,119,058	52,461	(2,291,023)	—
Intercompany receivable	1,295,225	—	—	(1,295,225)	—
Other non-current assets	49,951	2,173	477	—	52,601
Total assets	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$33,566	$9,100	$86	$42,752
Long-term debt and capital leases, current portion	10,650	187	712	—	11,549
Other current liabilities	24,213	69,249	22,243	(338)	115,367
Total current liabilities	34,863	103,002	32,055	(252)	169,668
Long-term debt and capital leases, net of current portion	1,831,754	100	190	—	1,832,044
Deferred tax liabilities, net	—	318,826	9,195	1,482	329,503
Intercompany payable, net	—	1,209,321	85,904	(1,295,225)	—
Other non-current liabilities	—	8,716	90	—	8,806
Total liabilities	1,866,617	1,639,965	127,434	(1,293,995)	2,340,021
Noncontrolling interests	—	—	1,743	—	1,743
Membership equity	598,366	2,186,032	111,701	(2,297,733)	598,366
Total liabilities and membership equity	$2,464,983	$3,825,997	$240,878	$(3,591,728)	$2,940,130

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$804,912	$268,644	$(127,430)	$946,126
Cost of sales	—	290,097	175,464	(126,842)	338,719
Gross profit	—	514,815	93,180	(588)	607,407
Operating expenses:
Selling, general and administrative	—	343,574	76,201	983	420,758
Research and development	—	20,712	2,828	—	23,540
Amortization and impairment of acquired intangibles	—	81,431	2,821	—	84,252
Operating income	—	69,098	11,330	(1,571)	78,857
Other income (expense):
Interest income	50,355	3,002	886	(53,210)	1,033
Interest expense	(156,228)	(50,522)	(3,492)	53,210	(157,032)
Other income (expense), net	55,440	90,714	1,264	(141,345)	6,073
Income (loss) from continuing operations before income taxes	(50,433)	112,292	9,988	(142,916)	(71,069)
Benefit for income taxes	—	(23,555)	(1,876)	3,753	(21,678)
Income (loss) from continuing operations	(50,433)	135,847	11,864	(146,669)	(49,391)
Loss from discontinued operations, net of tax	—	(319)	—	—	(319)
Net income (loss)	(50,433)	135,528	11,864	(146,669)	(49,710)
Less: Net income attributable to noncontrolling interests	—	—	723	—	723
Net income (loss) attributable to DJO	$(50,433)	$135,528	$11,141	$(146,669)	$(50,433)

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$789,960	$255,414	$(96,905)	$948,469
Cost of sales	—	298,766	151,650	(100,239)	350,177
Gross profit	—	491,194	103,764	3,334	598,292
Operating expenses:
Selling, general and administrative	—	353,464	85,601	(6)	439,059
Research and development	—	23,965	2,973	—	26,938
Amortization and impairment of acquired intangibles	—	96,894	2,060	—	98,954
Operating income	—	16,871	13,130	3,340	33,341
Other income (expense):
Interest income	45,032	4,230	808	(48,408)	1,662
Interest expense	(172,286)	(45,193)	(4,091)	48,408	(173,162)
Other income (expense), net	29,468	(6,395)	(2,810)	(29,468)	(9,205)
Income (loss) from continuing operations before income taxes	(97,786)	(30,487)	7,037	(26,128)	(147,364)
Provision (benefit) for income taxes	—	(52,143)	2,462	—	(49,681)
Income (loss) from continuing operations	(97,786)	21,656	4,575	(26,128)	(97,683)
Income from discontinued operations, net of tax	—	946	—	—	946
Net income (loss)	(97,786)	22,602	4,575	(26,128)	(96,737)
Less: Net income attributable to noncontrolling interests	—	—	1,049	—	1,049
Net income (loss) attributable to DJO	$(97,786)	$22,602	$3,526	$(26,128)	$(97,786)

DJO Finance LLC

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$368,979	$113,057	$(17,225)	$464,811
Cost of sales	—	145,123	57,073	(16,998)	185,198
Gross profit	—	223,856	55,984	(227)	279,613
Operating expenses:
Selling, general and administrative	2,942	216,713	47,304	(52)	266,907
Research and development	—	16,998	4,049	—	21,047
Amortization of acquired intangibles	—	30,803	2,693	—	33,496
Operating income (loss)	(2,942)	(40,658)	1,938	(175)	(41,837)
Other income (expense):
Interest income	21,590	5,101	344	(25,903)	1,132
Interest expense	(72,085)	(22,216)	(4,011)	25,903	(72,409)
Other income (expense), net	(14,446)	(22,876)	496	37,568	742
Loss on early extinguishment of debt	(14,539)	—	—	—	(14,539)
Income (loss) before income taxes and noncontrolling interests	(82,422)	(80,649)	(1,233)	37,393	(126,911)
Benefit for income taxes	—	(43,215)	(241)	—	(43,456)
Net loss from continuing operations	(82,422)	(37,434)	(992)	37,393	(83,455)
Income from discontinued operations, net of tax	—	1,448	—	—	1,448
Net loss	(82,422)	(35,986)	(992)	37,393	(82,007)
Less: Net income attributable to noncontrolling interests	—	—	415	—	415
Net income (loss) attributable to DJO	$(82,422)	$(35,986)	$(1,407)	$37,393	$(82,422)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(50,433)	$135,528	$11,864	$(146,669)	$(49,710)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,400	4,992	(496)	27,896
Amortization and impairment of intangibles	—	81,431	2,821	—	84,252
Amortization of debt issuance costs	12,679	—	—	—	12,679
Stock-based compensation	—	3,382	—	—	3,382
Loss on disposal of assets	—	455	651	(142)	964
Deferred income taxes	—	(26,474)	(3,228)	6,012	(23,690)
Non-cash income from subsidiaries	(65,501)	(18,643)	(32,671)	116,815	—
Provision for doubtful accounts and sales returns	—	34,175	729	—	34,904
Inventory reserves	—	6,894	568	—	7,462
Gain on sales of product lines	—	(3,058)	—	—	(3,058)
Net effect of discontinued operations	—	(496)	—	103	(393)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(17,962)	2,806	—	(15,156)
Inventories	—	(3,958)	(705)	2,795	(1,868)
Prepaid expenses, other assets and liabilities	141	17,353	(13,718)	(338)	3,438
Accounts payable and accrued expenses	(2,962)	(6,143)	(4,456)	253	(13,308)
Net cash provided by (used in) operating activities	(106,076)	225,884	(30,347)	(21,667)	67,794
INVESTING ACTIVITIES:
Acquisition of businesses and intangibles, net of cash acquired	—	(2,580)	(10,506)	—	(13,086)
Proceeds from sale of assets	—	25,617	—	—	25,617
Purchases of property and equipment	—	(24,601)	(5,961)	1,690	(28,872)
Other	—	341	—	—	341
Net cash used in investing activities	—	(1,223)	(16,467)	1,690	(16,000)
FINANCING ACTIVITIES:
Intercompany	147,725	(221,581)	53,879	19,977	—
Payments on long-term debt and revolving line of credit	(102,650)	(76)	(795)	—	(103,521)
Proceeds from long- debt and revolving line of credit	68,000	12	248	—	68,260
Dividend paid to minority interests of subsidiary	—	—	—	—	—
Net cash provided by financing activities	113,075	(221,645)	53,332	19,977	(35,261)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,405)	—	(2,405)
Net increase (decrease) in cash and cash equivalents	6,999	3,016	4,113	—	14,128
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$6,999	$17,389	$20,223	$—	$44,611

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(97,786)	$22,602	$4,575	$(26,128)	$(96,737)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	20,113	4,189	(705)	23,597
Amortization and impairment of intangibles	—	96,894	2,060	—	98,954
Amortization of debt issuance costs	13,177	—	—	—	13,177
Stock-based compensation	—	1,381	—	—	1,381
Loss on disposal of assets	—	2,610	602	(143)	3,069
Deferred income taxes	—	(41,927)	(230)	—	(42,157)
Non-cash income from subsidiaries	(29,468)	11,980	—	17,488	—
Provision for doubtful accounts and sales returns	—	25,421	856	—	26,277
Inventory reserves	—	7,922	715	—	8,637
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(34,543)	(2,521)	—	(37,064)
Inventories	—	1,788	136	(3,533)	(1,609)
Prepaid expenses, other assets and liabilities	(293)	(2,760)	3,125	(4)	68
Accounts payable and accrued expenses	770	(9,188)	(1,325)	89	(9,654)
Net cash provided by (used in) operating activities	(113,600)	102,293	12,182	(12,936)	(12,061)
INVESTING ACTIVITIES:
Acquisition of businesses and intangibles, net of cash acquired	—	(3,234)	(1,861)	—	(5,095)
Proceeds from sale of assets held for sale	—	2	12	—	14
Purchases of property and equipment	—	(22,412)	(4,502)	1,009	(25,905)
Other	—	1,696	(306)	—	1,390
Net cash used in investing activities	—	(23,948)	(6,657)	1,009	(29,596)
FINANCING ACTIVITIES:
Intercompany	99,731	(107,914)	(3,744)	11,927	—
Payments on long-term debt and revolving line of credit	(29,650)	(752)	(6,892)	—	(37,294)
Proceeds from long- debt and revolving line of credit	43,000	—	3,540	—	46,540
Dividend paid to minority interests of subsidiary	—	—	(381)	—	(381)
Net cash provided by financing activities	113,081	(108,666)	(7,477)	11,927	8,865
Effect of exchange rate changes on cash and cash equivalents	—	—	(196)	—	(196)
Net increase (decrease) in cash and cash equivalents	(519)	(30,321)	(2,148)	—	(32,988)
Cash and cash equivalents at beginning of period	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of period	$—	$14,373	$16,110	$—	$30,483

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net loss	$(82,422)	$(35,986)	$(992)	$37,393	$(82,007)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	11,430	4,072	(758)	14,744
Amortization of intangibles	—	30,802	2,694	—	33,496
Amortization of debt issuance costs	4,862	—	—	—	4,862
Loss on early extinguishment of debt	9,744	—	—	—	9,744
Stock-based compensation	—	1,541	—	—	1,541
Loss on disposal of assets	—	252	544	(114)	682
Deferred income taxes	—	(43,134)	(4,087)	—	(47,221)
Non-cash income from subsidiaries	14,447	23,122	—	(37,569)	—
Provision for doubtful accounts and sales returns	—	21,581	847	—	22,428
Inventory reserves	—	2,975	605	—	3,580
Excess tax benefit associated with stock option exercises	—	(370)	—	—	(370)
Acquired in-process research and development	—	3,000	—	—	3,000
Net effect of discontinued operations	—	378	—	—	378
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(14,442)	(859)	—	(15,301)
Inventories	—	5,278	1,289	508	7,075
Prepaid expenses, other assets and liabilities	92	1,111	364	—	1,567
Accounts payable and accrued expenses	2,258	11,616	(831)	—	13,043
Net cash provided by (used in) operating activities	(51,019)	19,154	3,646	(540)	(28,759)
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,312,678)	(432)	—	(1,313,110)
Proceeds from sale of assets held for sale	—	4,500	91	—	4,591
Purchases of property and equipment	—	(10,622)	(3,880)	540	(13,962)
Other	—	(583)	—	—	(583)
Net cash used in investing activities	—	(1,319,383)	(4,221)	540	(1,323,064)
FINANCING ACTIVITIES:
Intercompany	(1,170,504)	1,160,126	10,378	—	—
Investment by Parent	—	434,599	—	—	434,599
Payments on long-term obligations	(446,126)	(271,868)	(427)	—	(718,421)
Proceeds from long-term obligations	1,724,022	294	34	—	1,724,350
Payment of debt issuance costs	(55,866)	—	—	—	(55,866)
Excess tax benefit associated with stock option exercises	—	370	—	—	370
Repurchase of Prior Transaction Management Rollover Options		(1,248)			(1,248)
Dividend paid to minority interests	—	—	(226)	—	(226)
Net cash provided by financing activities	51,526	1,322,273	9,759	—	1,383,558
Effect of exchange rate changes on cash and cash equivalents	—	—	833	—	833
Net increase (decrease) in cash and cash equivalents	507	22,044	10,017	—	32,568
Cash and cash equivalents at beginning of period	12	22,650	8,241	—	30,903
Cash and cash equivalents at end of period	$519	$44,694	$18,258	$—	$63,471

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL    DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2009, to accomplish their objectives at the reasonable assurance level.

In addition, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of our parent, DJO. The executive officers of DJO are also the executive officers of DJOFL.

Name	Age	Position
Leslie H. Cross	59	President, Chief Executive Officer and Director
Vickie L. Capps	48	Executive Vice President, Chief Financial Officer and Treasurer
Luke T. Faulstick	46	Executive Vice President and Chief Operating Officer
Donald M. Roberts	61	Executive Vice President, General Counsel and Secretary
Thomas A. Capizzi	51	Executive Vice President, Global Human Resources
Stephen Murphy	45	Executive Vice President, Sales and Marketing, International Commercial Businesses
Andrew Holman	42	Executive Vice President, Sales and Marketing, U.S. Commercial Businesses
Chinh E. Chu	43	Chairman of the Board
Julia Kahr	31	Director
Sidney Braginsky	72	Director
Bruce McEvoy	32	Director
Phillip J. Hildebrand	57	Director
Lesley Howe	65	Director
Paul LaViolette	52	Director

Leslie H. Cross—President, Chief Executive Officer and Director.  Mr. Cross was appointed Chief Executive Officer of DJO and DJOFL and one of DJO’s directors as of the effective date of the DJO Merger, and was appointed President in May 2008. Mr. Cross became one of DJOFL’s managers in January 2009. Prior to the DJO Merger, Mr. Cross was the Chief Executive Officer and President and a member of the board of directors of DJO Opco since August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., from June 1999 until November 2001, and has served as President of DJO, LLC, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc., since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in medical technology from Sydney Technical College in Sydney, Australia and studied business at the University of Cape Town in Cape Town, South Africa.

Vickie L. Capps—Executive Vice President, Chief Financial Officer and Treasurer.  Ms. Capps was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and DJOFL as of the effective date of the DJO Merger. Ms. Capps is also responsible for managing our international business.  Prior to the DJO Merger, Ms. Capps served as the Executive Vice President, Chief Financial Officer and Treasurer of DJO Opco since July 2002. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University. Ms Capps currently serves on the board of directors and is a member of the audit committee and chairperson of the nominating and governance committee of SenoRx, Inc., a publicly traded medical device company.

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

Stephen Murphy—Executive Vice President, Sales and Marketing, International Commercial Business. Mr. Murphy was appointed Executive Vice President, Sales and Marketing, International Commercial Business of DJO in September 2009. Prior to September 2009, Mr. Murphy served as Senior Vice President, International Sales and Marketing of DJO since the DJO Merger and before that in various international positions with DJO Opco since August 2001. Prior to this, Mr. Murphy served in similar positions with DonJoy, L.L.C., since June 1999 and served in various international sales and marketing positions since 1992 with affiliates of DonJoy, L.L.C.’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the Medical Business of Smith & Nephew in Ireland and later for the international business of the S&N Homecraft Rehabilitation business, based in England. Mr. Murphy began his career as an accountant with Smith & Nephew Ireland in 1991. He is a Chartered Management Accountant and completed his studies at the Accountancy and Business College in Dublin in 1991.

Andrew Holman—Executive Vice President, Sales and Marketing, U.S. Commercial Businesses. Mr. Holman was appointed Executive Vice President, Sales & Marketing, U.S. Commercial Businesses in September 2009. Prior to that, Mr. Holman served as President, Americas for the Orthopaedics Division of Smith & Nephew from October 2007 to June 2009. He served as General Manager, Americas of the Reconstructive Joint Division of Smith & Nephew from October 2006 to October 2007, and was the U.S. Vice President of Sales of the Reconstructive Joints Division from October 2005 to September 2006. Prior to that, Mr. Holman served as U.S. Vice President of Sales for Codman & Shurtleff, Inc, a division of Johnson & Johnson from April 2003 to October 2005. He also served as U.S. Director of Sales for Codman & Shurtleff, Inc, a division of Johnson & Johnson from April 2001 to April 2003. From July 2000 to April 2001, Mr. Holman served as a Product Manager for Codman & Shurtleff. Prior to his tenure at Johnson & Johnson, Mr. Holman served in various sales, sales management and marketing roles at Boston Scientific Corporation in the Microvasive Urology Division. His experience in sales began with three years as a direct sales representative for Xerox Corporation. Mr. Holman graduated Magna Cum Laude from Rollins College with a B.S. in Psychology.

Chinh E. Chu—Chairman of the Board.  Mr. Chu became one of DJO’s directors and one of our managers immediately after the completion of the Prior Transaction and became Chairman of the Board in January 2009. Mr. Chu is a senior managing director of The Blackstone Group. An affiliate of The Blackstone Group owns substantially all of the capital stock of DJO. Since joining Blackstone in 1990, Mr. Chu has led the execution of Blackstone’s investments in Healthmarkets, Inc., SunGuard Data Systems Inc., Nalco, Celanese, Nycomed and LIFFE. He has also been involved in the execution of Blackstone’s investments in Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu currently serves on the boards of directors of Catalent, Graham Packaging, SunGard Data Systems Inc., Healthmarkets, Inc, Bayview Financial Holdings, Bank United Financial Corporation and Alliant Insurance Services.  Mr. Chu was formerly a director of Celanese Corporation and Financial Guaranty Insurance Company.

Julia Kahr—Director.  Ms. Kahr became one of DJO’s directors and one of our managers immediately after the completion of the Prior Transaction. Ms. Kahr is currently a principal of The Blackstone Group. Before joining Blackstone in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is a director of Summit Materials.  Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

Sidney Braginsky—Director.  Mr. Braginsky became one of DJO’s directors on December 14, 2006. Mr. Braginsky has been President, Chief Executive Officer and Chairman of the Board of Atropos Technology, LLC since July 2000. Mr. Braginsky also serves a director of Double D (Devices and Diagnostics), a Venture Capital Fund and is Chairman and CEO of Digilab LLC, a molecular spectroscopy division acquired by Atropos in 2001. Double D and Digilab LLC are both affiliated with Atropos Technology, LLC. Before joining Atropos, Mr. Braginsky served as President of Olympus America, Inc. where he built a large business focused on optical products. Prior to Olympus America, Mr. Braginsky served as President and Chief Operating Officer of Mediscience Technology Corp., a designer and developer of diagnostic medical devices for cancer detection.  Mr. Braginsky currently serves on the board of directors and audit committees of Diomed Holdings, Inc., Electro—Optical Sciences, Inc., Geneva Acquisition Corp and Invendo Medical GmbH.  Mr. Braginsky formerly served on the board of directors of Noven Pharmaceuticals, Inc.

Bruce McEvoy—Director.  Mr. McEvoy became one of DJO’s directors in August 2007. Mr. McEvoy is a principal of The Blackstone Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004 and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the boards of directors of Catalent, RGIS Inventory Services, Performance Food Group and SeaWorld Parks and Entertainment.  Mr. McEvoy formerly served on the board of Vistar.

Phillip J. Hildebrand — Director.  Mr. Hildebrand became one of DJO’s directors in December 2008.  Mr. Hildebrand serves as President, Chief Executive Officer and a director of HealthMarkets, Inc., a company in which affiliates of The Blackstone Group own a 55.6% equity interest. Mr. Hildebrand is also Chairman, President and Chief Executive Officer of The MEGA Life and Health Insurance Company, Mid—West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company, Fidelity First Insurance Company and Insphere Insurance Solutions, Inc.  Before joining HealthMarkets, Mr. Hildebrand served in several senior management positions during his 33 years at the New York Life Insurance Company, retiring in 2008 as Vice Chairman.

Lesley Howe — Director.  Mr. Howe became one of DJO’s directors in January 2009.  Mr. Howe has over 40 years of financial accounting and management experience.  He was with KPMG for 30 years until his retirement as Area Managing Partner/Managing Partner of that firm’s Los Angeles office.  From 2001 until its sale in 2007, Mr. Howe served as CEO of Consumer Networks LLC, a privately owned San Diego based internet marketing firm.  Mr. Howe served on the Board of Directors of DJO Opco from October 2002 to the date of the DJO Merger.  Mr. Howe currently serves on the boards of directors of NuVasive, Inc.,Volcano Corporation, P.F. Chang’s China Bistro Inc. and Jamba Inc.

Paul LaViolette — Director.  Mr. LaViolette became one of DJO’s directors in January 2009.  Mr. LaViolette is a Venture Partner with SV Life Sciences, a capital advisor and manger in the human life sciences sector.  Mr. LaViolette served as Chief Operating Officer of Boston Scientific Corporation, a worldwide leader in less invasive medical devices, from 2004 until the end of 2008.  Prior to 2004, Mr. LaViolette held marketing and general management positions at CR Bard, and various marketing roles at The Kendall Company, at that time a subsidiary of Colgate Palmolive.  He currently serves on the boards of directors of TranS1, Inc., Tjoratec Corp.,  DirectFlow Medical, Inc. and Conceptus Incorporated.  He previously served on the board of directors and on the Executive Committee of the Advanced Medical Technology Association (ADVAMED), the world’s largest medical technology association as well as on the boards of directors of Urologix, Inc. and Percutaneous Valve Technologies, Inc.

CORPORATE GOVERNANCE MATTERS

Background and Experience of Directors.  When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board of Directors to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board of Directors considered the following important characteristics: (i) Mr. Chu, Ms. Kahr and Mr. McEvoy are representatives appointed by The Blackstone Group, our principal stockholder and have significant financial and  investment experience from their involvement in Blackstone’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Our Chief Executive Officer, has extensive experience in the orthopedic device industry and in executive management, and (iii) our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries: Specifically Mr. Howe, is the Chairman of our Audit Committee and is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience with a major auditing firm, as well as in various senior management and board positions; Mr. Braginsky, brings both financial and management experience in a diverse range of businesses, as well as audit and board service; Mr. Hildebrand, brings extensive management and Board level experience in the healthcare and insurance industries; and Mr. LaViolette, brings extensive experience from management positions in life sciences, medical device and related businesses, as well as service on the board of public and private companies and on the board of ADVAMED, the world’s largest medical technology association.

In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

Board Leadership Structure. Our Board of Directors is led by the Chairman of the Board, who is a representative of our principal stockholder. The Chief Executive Officer position is separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate for a company of the size and nature of DJO.

Role of Board in Risk Oversight. The Board of Directors has extensive involvement in the oversight of risk related to the company and its business. The Audit Committee of the Board plays a key role in representing and assisting the Board in discharging its oversight responsibility relating to the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the company’s compliance with legal and regulatory requirements. Through its regular meetings with management, including legal, regulatory, compliance and internal audit functions, the Audit Committee reviews and discusses all of the principal functions of our business and updates the Board of Directors on all material matters.

Audit Committee.  Until January 2009, our Audit Committee consisted of three appointed Directors, Mr. Braginsky (Chairman), Ms. Kahr and Mr. McEvoy.  In January 2009, Mr. Howe was appointed to the Audit Committee and selected to serve as Chairman of that Committee.  As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Messrs. Howe and Braginsky each meet the definition of an independent director under the Rules of the New York Stock Exchange.  Our Board of Directors has determined that Mr. Howe is an “audit committee financial expert” as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board of Directors also believes that the other members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the objectives of our executive Compensation Program and the material elements of compensation for our executive officers identified under Item 11. “Executive Compensation — Summary Compensation Table” (the “Named Executive Officers” or “NEOs”), along with the role of the Compensation Committee of the DJO Board of Directors (the “Compensation Committee”) in reviewing and making decisions regarding our executive compensation program.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our employee stock option plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met seven times during 2009. Five of the seven meetings were in conjunction with the DJO Board and the other two meetings included only Compensation Committee members.  The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•                  Base salary;

•                  Annual and quarterly cash incentive compensation (performance-based bonuses, with bonus of up to 60% of base salary for achieving target goals and with a supplemental bonus of up to an additional 60% of base salary for achieving enhanced goals.);

•                  Equity-based awards (stock options); and

•                  Other benefits;

Base Salary. Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role.  The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries; the nature of the position; the contribution and experience of the officers; and the length of service.

Annual and Quarterly Cash Incentive Compensation.  Performance-based cash incentive compensation is provided to motivate our executive officers for each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company.

Following the DJO Merger in 2007, the Compensation Committee adopted a bonus plan which reflected the significant increase in size and changes in structure of the Company. This new bonus plan was effective on January 1, 2008 (the “Bonus Plan”). The basic structure of the Bonus Plan was intended to remain in effect from year to year, although the financial targets would be separately established for each year.

In February 2009, the Compensation Committee approved the bonus plan for 2009 (“2009 Bonus Plan”) for the executive officers of the Company based upon the structure of the Bonus Plan that was previously approved in 2008, with certain modifications to the financial metrics used for determining whether the performance bonus portion has been met.  Under the 2009 Bonus Plan, each executive officer had an opportunity to earn up to 60% of such executive’s annual base salary as a target bonus (“Target Bonus”), with 50% of the annual bonus earned based on certain quarterly financial results and the remaining 50% earned based on the overall 2009 financial results. The portion of the bonus that could be earned in each of the fiscal quarters was divided among the four quarters in proportion to the budgeted quarterly contribution of the particular quarter to the annual 2009 budgeted amount of each of the financial performance goals described below. The 2009 Bonus Plan contained quarterly and annual Adjusted EBITDA goals that determined whether 60% of the Target Bonus was earned; quarterly and annual operating free cash flow goals that determined whether 20% of the Target Bonus was earned; and quarterly and annual revenue goals that determined whether the remaining 20% of the Target Bonus was earned.  At the end of each quarter and the full year, the bonus opportunity was determined based on whether the applicable financial targets were met, and if one or more such targets were met, the available portion of the target bonus would be paid.  The Compensation Committee retains the discretion to reduce an executive’s bonus if the executive failed to achieve individual performance goals.  The 2009 Bonus Plan provided for the payment of as little as 40% of the Target Bonus if the Company’s financial performance fell short of the applicable goal by less than 2.5% for revenue, 5% for operating free cash flow and 6.5% for Adjusted EBITDA (“Threshold Bonus”). Likewise, the 2009 Plan provided for the payment of an additional supplemental bonus (“Supplemental Bonus”) of up to 100% of the Target Bonus if the Company’s financial performance exceeded the applicable goal by up to 2.5% of revenue, 5% of operating free cash flow and 6.5% of Adjusted EBITDA. The effects of foreign currency translation were excluded from the financial calculations under the 2009 Bonus Plan, and if one or more quarterly bonuses had been paid but the Company’s annual adjusted EBITDA for 2009 fell below a minimum amount, the executive officers would be required to repay all such quarterly bonuses that had previously been paid during 2009.

The Compensation Committee selected revenue, Adjusted EBITDA and free cash flow as the relevant company-wide performance criteria for the 2009 Bonus Plan because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Brand measures the overall goals and long-term strategic for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Revenue growth is a critical metric for enhancing the value of the Company.  Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our Senior Secured Credit Facility, excluding forward cost savings as determined by the Board of Directors. Free cash flow is another non-GAAP measurement tool that our management uses to assess how well we are achieving our goal of reducing our outstanding debt over time, which also contributes to creation of value for our shareholders and creditors. Free cash flow, for the purposes of the Bonus Plan, was calculated as Adjusted EBITDA, as defined above, less capital expenditures, and adjusted for changes in operating working capital.  In establishing the performance criteria for the 2009 Bonus Plan, the Compensation Committee set the revenue, Adjusted EBITDA and free cash flow targets to reflect growth over 2008 of 6.6%, 25.3% and 18.9%, respectively.  As a result of actual performance in 2009, revenue, Adjusted EBITDA and free cash flow were 0%, 18.4%, and 28.3% of the application performance target, respectively, resulting in no bonuses for revenue, 93.6% of the Target Bonus for Adjusted EBITDA and 100% of the Target Bonus for free cash flow.

In February 2010, the Compensation Committee approved the bonus plan for 2010 (the “2010 Bonus Plan”) for the executive officers of the Company based on a structure similar to the 2009 Bonus Plan, with the following terms.  The financial metrics were simplified in the 2010 Bonus Plan to 50% of the Target Bonus based on meeting Adjusted EBITDA targets and 50% based on meeting revenue targets. Given the over achievement related to the free cash flow metric in 2009, the 2010 performance metrics reflect the Compensation Committee’s desire to focus management exclusively on growth in revenue and Adjusted EBITDA.  One-half of the Target Bonus will be based on full-year performance and one-half on quarterly performance, with each quarter representing 25% of the quarterly bonus opportunity. The revenue and Adjusted EBITDA targets would result in growth in revenue and Adjusted EBITDA of approximately 8% and 10%, respectively.  A minimum bonus of 40% of Target Bonus can earned if the Company’s growth for either or both of revenue or Adjusted EBITDA is at least approximately 4% and 6%, respectively.  For the full year only, an additional Supplemental Bonus of up to 100% of the Target Bonus could be earned if the Company’s growth for either or both of revenue or Adjusted EBITDA is at least approximately 10% and 15%, respectively.

Retention Bonus.  In connection with the DJO Merger, each of our executive officers (other than Mr. Holman who was not an executive officer at the time) entered into an agreement to receive a retention bonus, of which 50% was paid in January 2008 and 50% was paid in January 2009. The terms of the retention bonus agreement required each executive officer to repay the retention bonus received if his or her employment with us was terminated prior to January 1, 2009, the date through which the bonus was earned, other than by reason of death, disability, or a termination by us without cause.  All of the NEOs served through December 31, 2008 and received their full retention bonus.

Equity Compensation.  In connection with the DJO Merger, the Compensation Committee adopted the 2007 Incentive Stock Plan (the “2007 Incentive Stock Plan”). The purpose of the 2007 Incentive Stock Plan was to promote the interests of us and our shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock.  The 2007 Incentive Stock Plan provides for the grant of stock options and other stock-based awards to key employees, directors and consultants, including the executive officers.  In addition, DJO adopted a form of stock option agreement (the “DJO Form Option Agreement”) for awards under the 2007 Incentive Stock Plan. Under the DJO Form Option Agreement, one-third of the stock options will vest over a specified period of time (typically five years) contingent solely upon the awardee’s continued employment with us.  Another one-third of the stock options will vest over a specified performance period (typically five years) from the grant date upon the achievement of pre-determined performance targets over time, consisting of Adjusted EBITDA and free cash flow as defined above.  Prior to the amendments in March 2009 to the DJO Form Option Agreement and outstanding options described below, the final one-third of the options were scheduled to vest based upon achieving a higher level of such Adjusted EBITDA and free cash flow performance targets. The DJO Form Option Agreement includes certain forfeiture provisions upon an awardee’s separation from service with us. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Incentive Stock Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Incentive Stock Plan have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Incentive Stock Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Incentive Stock Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Incentive Stock Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. A total of 7,500,000 shares of DJO common stock are authorized for issuance under the 2007 Incentive Stock Plan.  Equity awards under the 2007 Incentive Stock Plan may be in the form of options or other stock-based awards.  Options can be either incentive stock options or non-qualified stock options.

In connection with the DJO Merger, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase an aggregate of 1,912,577 shares of DJO common stock granted under the 2007 Incentive Stock Plan on a tax-deferred basis (the “DJO Management Rollover Options”). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options.

In February 2008, we granted options for a total of 1,860,055 shares (“Options”) under the 2007 Stock Incentive Plan to our executive officers who are NEOs, Mr. Cross, Ms. Capps, Mr. Roberts, Mr. Faulstick, and Mr. Capizzi. The Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. When granted, the Options initially provided for vesting in accordance with the following schedule: (a) one-third of each  stock option grant constituted, and may be purchased pursuant to the provisions of the Time-Based Tranche (defined below), (b) one-third of each stock option grant constituted and may be purchased pursuant to the provisions of the Performance-Based Tranche (defined below), and (c) one-third of each stock option grant constituted and may be purchased pursuant to the provisions of the Enhanced Performance-Based Tranche (defined below).  As described below, in March 2009, the Compensation Committee amended the performance-based vesting provisions of the Options. The Options became exercisable with respect to 25% of the Time-Based Tranche on December 31, 2008 and became exercisable with respect to 20% of the Time-Based Tranche on December 31, 2009. The Options will become exercisable with respect to 18.33% of the Time-Based Tranche on each of December 31, 2010 and 2011, and 18.34% on December 31, 2012 if such optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.  As initially granted, each of the Performance-Based Tranche and Enhanced Performance-Based Tranche contained Adjusted EBITDA and free cash flow targets, with the Enhanced Performance-Based Tranche requiring greater performance than the Performance-Based Tranche.  Prior to being amended in 2009, the optionee was entitled to earn the right to exercise the Option to purchase 25% of the Performance-Based Tranche or both the Performance-Based Tranche and Enhanced Performance-Based Tranche on December 31, 2008 and 20% of each of those two tranches on December 31, 2009 if the applicable performance targets were achieved, and would earn the right to exercise the option to purchase 18.33% of the Performance-Based Tranche or both the Performance-Based Tranche and Enhanced Performance-Based Tranche on each of December 31, 2010 and 2011, and 18.34% of the Performance-Based Tranche or both the Performance-Based Tranche and Enhanced Performance-Based Tranche on December 31, 2012, if the applicable performance targets are achieved as of such dates, and provided that the optionee remains employed with us or any of our subsidiaries or affiliates as of each such date.  The optionee may earn 80% of the annual portion of a given performance tranche upon achievement of an established threshold “base case” for Adjusted EBITDA and free cash flow. The Adjusted EBITDA and free cash flow targets established by the Compensation Committee for vesting purposes as described above represent, for the Performance-Based Tranche, reasonably challenging performance criteria in the judgment of the Compensation Committee, particularly in light of the significant integration challenges and synergy goals relating to the DJO Merger. As initially granted, meeting the criteria for the enhanced Performance-Based Tranche was determined to be difficult and would require superior performance by the Company’s management. As initially granted, the financial targets for the Performance-Based Tranche and Enhanced Performance-Based Tranche were not met for 2008.

Changes to 2008 Option Awards.  In March 2009, the Compensation Committee determined that it would be in the best interests of the Company and its shareholders to make certain modifications to the Options that were granted in 2008 to the NEOs and other members of management to reflect the significant challenges faced by management and the Company in connection with the integration activities associated with the DJO Merger and as a result of the severe economic environment. The Compensation Committee also desired to broaden management’s focus to include certain measures of longer-term shareholder value. As a result, the Compensation Committee made the following modifications to the outstanding Options and to the DJO Form Option Agreement:

1.              No changes were made to the Time-Based Tranche.

2.              The performance conditions for the portion of the Options within the Performance-Based Tranche that would vest based on 2009 financial performance were modified to require achievement of Adjusted EBITDA and free cash flow that were established in February 2009 in connection with the Company’s 2009 budget process and are the same as the Bonus Target for 2009 for Adjusted EBITDA and free cash flow. As with the original terms of such options, the optionees may earn 80% or more of such portion of options upon achievement of at least 93.5% of the budgeted Adjusted EBITDA and 95% of the free cash flow targets for 2009. The financial targets for the Performance-Based Tranches for years 2010-2012 remain unchanged.

3.              The vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the partial or total annual target for a given year, resulting in partial or full vesting for that year, any portion of the tranche associated with prior years will also vest up to the percentage vested in the given year, to the extent not previously vested.  For example, the financial targets for 2008 were not met, but the financial performance targets for 2009 were met at the 90% level, so in addition to vesting 90% of the 2009 Performance-Based Tranche, the 2008 Performance Based Tranche also vested at the 90% level as of December 31, 2009.

4.              The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics.  These new targets require achievement of a minimum internal rate of return (IRR) and money on invested capital (MOIC) to be achieved by Blackstone following the sales of all or a portion of its shares of the Company’s capital stock. Both the IRR and MOIC requirements must be achieved or none of the options in the Enhanced Performance-Based Tranche will vest.  Achievement of the IRR and MOIC targets will also result in vesting of the portion of the Enhanced Performance-Based Tranche related to the 2008 annual targets which did not vest at the end of 2008.  As a result of this amendment to the Enhanced Performance-Based Tranche, this tranche will now be referred to as the “Market Return Tranche.”

5.              The terms described above will also apply to any new options awarded under the 2007 Incentive Stock Plan; provided, however, the Compensation Committee will establish additional financial targets for succeeding years to allow for vesting of such options over a five year period.

In March 2009, we granted options for 44,228, 33,202, and 33,202 shares under the 2007 Incentive Stock Plan to Messrs. Capizzi, Faulstick, and Roberts, respectively. These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share with one-third of each  option grant consisting of a Time-Based Tranche, a Performance-Based Tranche and a Market Return Tranche.  In the case of these options, the Time-Based Tranche vests with respect to 25% of the Time-Based Tranche one year the date of grant, or March 7, 2010, 20% of the Time-Based Tranche on March 7, 2011, 10.33% of the Time-Based tranche on each of March 7, 2012 and 2013, and 18.34% of the Time-Based tranche on March 7, 2014.  The Performance-Based Tranche vests based on the same performance conditions established for 2009-2012 for the amended 2008 option grants, with the addition of the financial targets for 2013 for the fifth performance year after the date of grant.  The Market Return Tranche has the same terms as the Market Return Tranche described above for the amended 2008 option grant.

The Options granted in 2008 and 2009 to our executive officers and other members of management contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the Option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the Option shares of the Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control.  This provision does not operate to vest the Market Return Tranche which requires the achievement of the IRR and MOIC targets following a liquidation by Blackstone of all or a portion of its equity investment in the Company.

Other Benefits. Other benefits to the executive officers include a 401(k) plan which covers the NEOs. We maintain the 401(k) plan for our employees, including our NEOs, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We match employee deferrals.  For the 2009 plan year, we made matching contributions equal to 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to Internal Revenue Service limits and non-discrimination testing). For the 2010 plan year, the employer contribution percentage will remain unchanged. DJO maintains a non-qualified deferred compensation plan for its most senior management.  Under this non-qualified plan, an eligible executive may contribute up to 100% of his or her salary and bonuses to the plan and the amounts are held in trust and invested in a portfolio of mutual funds which correspond to the funds available under the 401(k) plan. DJO has the discretion to contribute matching contributions, but no such matching contributions have yet been made.

Benefits Upon Termination of Employment.  None of the NEOs currently are parties to employment or severance agreements with the Company.  The Compensation Committee does not contemplate entering into employment or severance agreements with the NEOs at this time.

The Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the CEO or to other executive officers of a public company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). As a privately held company, we are no longer required to comply with Section 162 (m) to ensure tax deductibility of executive compensation.

Summary Compensation Table

The following table sets forth summary information about the compensation during 2009, 2008 and 2007 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the “Named Executive Officers” or “NEOs.”

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)		Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total $

Leslie H. Cross	2009	$629,808	$—	$—		$247,981	$8,575	$886,364
Chief Executive Officer and Director	2008	625,000	800,000	1,577,585	(4)	336,511	8,050	3,347,146
	2007	60,135	248,438	1,327,352		—	—	1,635,925

Vickie L. Capps	2009	453,461	—	—		178,546	8,575	640,582
Executive Vice President, Chief Financial Officer	2008	450,000	800,000	1,296,549	(4)	181,538	8,050	2,736,137
and Treasurer	2007	35,740	118,125	703,687		—	—	857,552

Luke T. Faulstick	2009	403,077	—	185,650	(5)	158,708	8,575	756,010
Executive Vice President and Chief Operating	2008	400,000	700,000	1,152,491	(4)	174,492	8,050	2,435,033
Officer	2007	35,740	118,125	544,766		—	—	698,631

Donald M. Roberts	2009	302,308	—	139,366	(5)	119,031	8,575	569,280
Executive Vice President, General Counsel and	2008	300,000	500,000	702,295	(4)	145,400	8,050	1,655,745
Secretary	2007	31,202	103,125	568,066		—	—	702,393

Thomas A. Capizzi	2009	272,077	—	139,366	(5)	107,128	8,575	527,146
Executive Vice President, Global Human	2008	270,000	500,000	702,295	(4)	94,504	8,050	1,574,849
Resources	2007	31,250	56,456	—		—	—	87,706

(1)

Prior to the DJO Merger, all of the NEOs were employees of DJO Opco. Since none of the NEOs were employed by the Company prior to the DJO Merger, the amounts for 2007 represent salary earned from the date of the DJO Merger (November 20, 2007) through December 31, 2007.

(2)

Amounts shown in this column for 2008 consist of retention bonuses which were entered into in November 2007 with each of our executive officers in connection with the DJO Merger, of which 50% of the retention bonus was paid in January 2008 and 50% was paid in January 2009 and were contingent upon the executive’s continued service through December 31, 2008. The amounts shown in this column for 2007 consist of bonuses that were paid during 2008 related to performance by DJO Opco under the 2007 DJO Opco bonus plan for the fourth quarter and full fiscal year.

(3)

The amounts shown in this column reflect the aggregate grant date fair value of the awards granted in the respective years, as determined in accordance with ASC Topic 718.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports in respect of 2007 and 2008. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 11 to the audited consolidated financial statements included in the Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. The amounts in 2007 for Messrs. Cross, Roberts, and Faulstick and Ms. Capps represent the aggregate grant date fair value of the DJO Management Rollover Options, less the intrinsic value of vested DJO Opco options that each exchanged for the DJO Management Rollover Options in the following approximate amounts: Mr. Cross: $3.0 million, Ms. Capps: $2.0 million, Mr. Roberts: $1.0 million and Mr. Faulstick: $1.0 million. Additional information regarding grants awarded in 2009 is presented in the “Grants of Plan-Based Awards in 2009” table below.

(4)

The amounts shown for 2008 option awards include an amount related to the Performance-Based Tranche (prior to giving effect to the 2009 modification) because achievement of the performance conditions related to this tranche at the grant date was determined to be probable. However, the portion of the 2008 options included in the Enhanced Performance-Based Tranche was excluded because achievement of the performance conditions related to this tranche at the grant date was not deemed probable. If the achievement of the conditions to the Enhanced Performance-Based Tranche (without giving affect to 2009 modification) was probable, the aggregate grant date fair value of the 2008 options would have been: $2,366,377 for Mr. Cross, $1,944,821 for Ms. Capps, $1,728,732 for Mr. Faulstick, and $1,053,443 for each of Messrs. Roberts and Capizzi.

(5)

The amounts shown for 2009 option awards include an amount related to the Performance-Based Tranche because achievement of the performance conditions related to this tranche at the grant date was determined to be probable. However, the value attributable to the portion of the 2009 options included in the Market Return Tranche, which has both a performance component and a market component, was excluded because achievement of the performance component related to this tranche at the grant date was not deemed probable. If the satisfaction of the performance component to Market Return Tranche was determined to be probable, the aggregate grant date fair value of the 2009 options would have been: $206,878 for Mr. Faulstick and $155,303 for each of Messrs. Roberts and Capizzi.

(6)	The amounts shown in this column represent amounts earned in the respective year based on the results of the Bonus Plan; some of which was paid in the subsequent year.

(7)	These amounts represent matching contributions of $8,575 each by the Company to the accounts of each NEO in the Company’s 401(k) plan.

Grants of Plan-Based Awards in 2009

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2009.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($/Sh)	Awards ($/Sh) (3)
Leslie H. Cross	1/1/2009	(1)	$151,154	$377,885	$755,770	—	—	—	—	$—	$—

Vickie L. Capps	1/1/2009	(1)	108,831	272,077	544,154	—	—	—	—	—	—

Luke T. Faulstick	1/1/2009	(1)	96,738	241,846	483,692	—	—	—	—	—	—
	3/7/2009	(2)	—	—	—	11,794	14,743	29,485	14,743	16.46	206,878

Donald M. Roberts	1/1/2009	(1)	72,554	181,385	362,770	—	—	—	—	—	—
	3/7/2009	(2)	—	—	—	8,854	11,067	22,134	11,068	16.46	155,303

Thomas A.Capizzi	1/1/2009	(1)	65,298	163,246	326,492	—	—	—	—	—	—
	3/7/2009	(2)	—	—	—	8,854	11,067	22,134	11,068	16.46	155,303

(1)

The amounts set forth in these rows under the column “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2009 Bonus Plan. See discussion of “Threshold Bonus”, “Target Bonus” and “Supplemental Bonus” in “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above for a description of the conditions for the 2009 Bonus Plan.

(2)

The share amounts set forth in these rows under the column “Estimated Future Payouts under Equity Incentive Plan Awards” represent the Performance-Based and Market Tranches of the options granted to the applicable NEO in March 2009, with the “Threshold” amounts representing 80% of the Performance-Based Tranche, the “Target” amount representing 100% of the Performance-Based Tranche and the “Maximum” amount representing the sum of the Performance-Based Tranche and the Market Tranches. The share amounts set forth in these rows under the column “All Other Option Awards; Number of Securities Underlying Options” represent the “Time-Based Tranche” of the options granted to the NEOs in March 2009. See “Compensation Discussion and Analysis — The Elements of Our Executive Compensation Program — Equity Compensation” for a description of the vesting conditions for these options.

(3)	The grant date fair value is the value of awards granted in 2009 as determined in accordance with ASC Topic 718.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth certain information regarding options held by each of the NEOs as of December 31, 2009.  There were no restricted stock awards outstanding as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (5)	Option Exercise Price ($)	Option Expiration Date

Leslie H. Cross	138,723	(1)	89,282	(3)	258,994	16.46	2/21/2018
	213,700	(2)	—		—	13.10	5/12/2017
	82,427	(2)	—		—	12.91	4/3/2016
	4,530	(2)	—		—	8.29	12/9/2013
	188,724	(2)	—		—	8.29	12/9/2013
	43,351	(2)	—		—	7.00	12/8/2014
	671,455		89,282		258,994

Vickie L. Capps	114,011	(1)	73,377	(3)	212,855	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/11/2017
	48,846	(2)	—		—	12.91	4/3/2016
	69,785	(2)	—		—	8.29	12/9/2013
	6,075	(2)	—		—	8.29	12/9/2013
	15,725	(2)	—		—	8.29	12/9/2013
	6	(2)	—		—	7.00	12/8/2014
	76,315	(2)	—		—	7.00	12/8/2014
	5,342	(2)	—		—	7.18	2/26/2014
	427,691		73,377		212,855

Luke T. Faulstick	3,314	(1)	14,743	(4)	26,171	16.46	3/7/2019
	101,344	(1)	65,224	(3)	189,204	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/11/2017
	48,846	(2)	—		—	12.91	4/3/2016
	6,075	(2)	—		—	8.29	12/9/2013
	4,753	(2)	—		—	8.29	12/9/2013
	34,964	(2)	—		—	8.29	12/9/2013
	2,552	(2)	—		—	7.00	12/8/2014
	7,479	(2)	—		—	7.00	12/8/2014
	300,913		79,967		215,375

Donald M. Roberts	2,490	(1)	11,068	(4)	19,644	16.46	3/7/2019
	61,756	(1)	39,745	(3)	115,297	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/12/2017
	48,846	(2)	—		—	12.91	4/3/2016
	1,557	(2)	—		—	8.84	5/25/2015
	6,075	(2)	—		—	8.84	5/25/2015
	22,896	(2)	—		—	8.84	5/25/2015
	10,810	(2)	—		—	8.29	12/9/2013
	24,270	(2)	—		—	8.29	12/9/2013
	270,286		50,813		134,941

Thomas A. Capizzi	2,490	(1)	11,068	(4)	19,644	16.46	3/7/2019
	61,756	(1)	39,745	(3)	115,297	16.46	2/21/2018
	64,246		50,813		134,941

(1)

These amounts reflect (a) the number of shares underlying the “Time-Based Tranche” of options that are vested and exercisable which were granted in 2008 under the 2007 Incentive Stock Plan, and (b) the number of shares underlying the “Performance-Based Tranche” of options that have been earned (i.e., their performance conditions have been satisfied) for 2008 and 2009 that were granted in 2009 and 2008 under the 2007 Incentive Stock Plan. No portion of the “Time-Based Tranche” of the options granted in 2009 were vested as of December 31, 2009. See footnote (4) below.

(2)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.

(3)

These amounts reflect the number of shares underlying the “Time-Based Tranche” of options that are not vested and not exercisable which were granted in 2008 under the 2007 Incentive Stock Plan. These options reflect the remaining portion of the grant made in 2008 and vest as follows: 18.33% of the original grant vests on each of December 31, 2010 and December 21, 2011 and 18.34% of the original grant vests on December 31, 2012.

(4)

All of the shares underlying the “Time-Based Tranche” of options that were granted in 2009 under the 2007 Incentive Stock Plan are not vested and not exercisable as of December 31, 2009. These options vest as follows: 25% of the original grant date vests on March 7, 2010, 20% of the original grant vests on March 7, 2011, 18.33% of the original grant vests on each of March 7, 2012, and March 7, 2013 and 18.34% of the original grant vests on March 7, 2014.

(5)

The amounts set forth in this column reflect the number of shares underlying the “Performance-Based Tranche” and the “Market Tranche” of options that have not been earned (i.e., their performance conditions have not been satisfied).

Option Exercises and Stock Vested During 2009

No options were exercised and no restricted stock awards vested during the year ended December 31, 2009  by or for our NEOs.

Non-Qualified Deferred Compensation for 2009

Certain executives may defer receipt of part or all of their cash compensation under the DJO, LLC Executive Deferred Compensation Plan (the “Deferred Plan”), a plan established by DJO, LLC, a subsidiary of DJOFL. The Deferred Plan allows executives to save for retirement in a tax-effective way at minimal cost to DJO, LLC. Under this program, amounts deferred by the executive are deposited into a trust for investment and eventual benefit payment. The obligations of DJO, LLC under the Deferred Plan are unsecured obligations to pay deferred compensation in the future from the assets of the trust. Participants will have the status of unsecured general creditors with respect to the benefit obligations of the Deferred Plan, and the assets set aside in the trust for those benefits will be available to creditors of DJO, LLC in the event of bankruptcy or insolvency. Each participant may elect to defer under the Deferred Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the Deferred Plan and the trust. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the Deferred Plan, which investment options are substantially the same investment options available to participants in DJO, LLC’s 401(k) Savings Plan. The Deferred Plan also permits DJO, LLC to make contributions to the Deferred Plan, including matching contributions, at its discretion, but no such contributions have been made to date. To the extent that Company contributions are made to the Deferred Plan, the Committee may impose vesting criteria to aid in the employment retention of participants. A participant’s eventual benefit will depend on his or her level of contributions, DJO, LLC’s contributions, if any, and the investment performance of the particular investment options selected. The following table sets forth information for each of the Named Executive Officers who participated in DJO, LLC’s Nonqualified Deferred Compensation Plan during 2009.

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings/ (Losses) in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year
Leslie H. Cross	$—	$—	$—	$—	$—
Vickie L. Capps	—	—	—	—	—
Luke T. Faulstick	—	—	—	—	—
Donald M. Roberts	42,783	—	32,806	—	145,529
Thomas A. Capizzi	—	—	—	—	—

(1)

Amounts deferred by the executive under the Deferred Plan have been reported as 2009 compensation to such executive in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco. Amounts included in aggregate earnings are not required to be included in Summary Compensation table above.

Potential Payments Upon Termination or Change-in-Control

The NEOs are not party to any employment contracts or contracts or arrangements that provide for payment at, following, or in connection with any termination, including without limitation; resignation, severance, retirement, death or constructive termination of the NEO, or a change in control of the Company.

The Options granted in February 2008 and March 2009 to our executive officers and other members of management contain change-in-control provisions that cause the vesting of a portion of the tranches upon the occurrence of a change-in-control, as follows: 1) the Option shares in the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control and 2) the Option shares of the Performance-Based Tranche for the year in which such change-in-control is consummated and for any subsequent performance periods will become immediately exercisable if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. This provision does not operate to vest the Market Tranche which requires achievement of the IRR and MOIC targets following a complete liquidation by Blackstone of its equity investment in the Company.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis.  Our Board of Directors consists of eight persons: Chinh E. Chu, Julia Kahr, Bruce McEvoy, Leslie H. Cross, Sidney Braginsky, Phillip Hildebrand, Lesley Howe, and Paul LaViolette. Mr. Chu, Ms. Kahr and Mr. McEvoy are affiliated with Blackstone and are not compensated for serving as members of our Board of Directors. Mr. Cross is our Chief Executive Officer and is not separately compensated for serving as a member of the Board of Directors.

The standard compensation package for directors who are not employed by the Company or by any Blackstone-controlled entity (“Eligible Directors”), namely Messrs. Braginsky, Hildebrand, Howe, and LaViolette, consists of an annual fee for each such director, a per meeting fee and stock option grants. Each of the Eligible Directors is paid an annual fee of $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the other members of the Audit Committee (who are Eligible Directors) receive an annual fee of $15,000. The Eligible Directors were also eligible for annual option awards under the 2007 Incentive Stock Plan. In February 2009, the Compensation Committee awarded Messrs. Braginsky, Hildebrand, Howe and LaViolette options to purchase 4,600 shares of Common Stock with an exercise price of $16.46 per share, which was determined to be the fair market value of such shares on the date of grant. These options are scheduled to vest in one-third annual increments beginning the first anniversary of the date of grant and any shares issued on exercise of such options will be subject to a Management Stockholders Agreement.

The following table sets forth the compensation earned by our non-employee directors for their services in 2009:

	Directors Compensation for 2009
Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Chinh E. Chu	$—	$—	$—
Julia Kahr	—	—	—
Bruce McEvoy	—	—	—
Sidney Braginsky	90,000	28,963	118,963
Phillip Hildebrand	75,000	28,963	103,963
Lesley Howe	100,000	28,963	128,963
Paul LaViolette	75,000	28,963	103,963
Kenneth Davidson (2)	—	—	—
Paul Chapmen (2)	—	—	—

(1)

Amounts shown for the option awards to Messrs. Braginsky, Hildebrand, Howe, and LaViolette reflect grant date fair value of options granted in 2009 as determined in accordance with ASC Topic 718. A discussion of the relevant assumptions used in the valuation is contained in Note 11 to our audited consolidated financial statements contained in this Annual Report. As of December 31, 2009, Messrs. Braginsky, Hildebrand, Howe, and LaViolette held a total of 11,450, 4,600, 4,600, and 4,600 stock options outstanding, respectively.

(2)	Messrs. Davidson and Chapman resigned as directors effective January 22, 2009.

Compensation Committee Interlocks and Insider Participation

During 2009, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. McEvoy. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

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

Chinh E. Chu (Chair)

Julia Kahr

Bruce McEvoy

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock.  The following table sets forth as of March 5, 2010, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	98.82%
Directors and Executive Officers
Leslie H. Cross President, Chief Executive Officer and Director	—	671,455	1.38%
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	427,692	*
Donald M. Roberts, Executive Vice President, General Counsel and Secretary	—	273,051	*
Luke T. Faulstick Executive Vice President and Chief Operating Officer	—	304,598	*
Tom Capizzi Executive Vice President, Global Human Resources	—	67,012	*
Chinh E. Chu Chairman of the Board (4)	48,098,209	—	98.82%
Julia Kahr Director (5)	—	—	—
Sidney Braginsky Director	—	5,281	*
Bruce McEvoy Director (5)	—	—	—
Phillip J. Hildebrand Director	—	1,518	—
Lesley Howe Director	—	1,518	—
Paul LaViolette Director	—	1,518	—
All Directors and executive officers as a group	48,098,209	1,753,643	98.86%

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

(2)

Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 5, 2010 under DJO’s stock option plans. For the NEOs, this number includes the “DJO Management Rollover Options” which are fully vested and the portion of the “Time-Based Tranche” and “Performance-Based Tranche” of options that have vested or will vest in 60 days, but no portion of the “Market Tranche.”

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

(4)

Mr. Chu, a director of DJO, is a member of BMAV and a senior managing director of The Blackstone Group, L.P. The number of shares disclosed for Mr. Chu are also included in the above table in the number of shares disclosed for “Grand Slam Holdings, LLC.” Mr. Chu disclaims beneficial ownership of any shares owned or controlled by BCP Holdings, except to the extent of his pecuniary interest therein.

(5)	Ms. Kahr and Mr. McEvoy are employees of The Blackstone Group, L.P. but do not have any investment or voting control over the shares beneficially owned by BCP Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Incentive Stock Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,880,342	14.69	619,658

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Stockholder’s Agreement

All members of DJO’s management who hold shares of DJO common stock or options to purchase DJO common stock are parties to a Management Stockholders Agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (“BCP Holdings”), Blackstone Capital Partners V L.P. (“Blackstone”), certain of its affiliates, and such members of DJO’s management, as amended by the First Amendment to Management Stockholders Agreement (the “Management Stockholders Agreement”).   The Management Stockholders Agreement provides that upon termination of a management stockholder’s employment for any reason, DJO and a Blackstone Parent Stockholder may collectively exercise the right to purchase all of the shares of DJO common stock held by such management stockholder within one year after such termination (or, with respect to shares purchased upon exercise of options after termination of employment, one year following such exercise).  If a management stockholder is terminated for “cause” (as defined in the Agreement), or voluntarily terminates their employment and such termination would have constituted a termination for “cause” if it would have been initiated by DJO, and DJO or a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or “cost” for the management stockholder’s callable shares.  In the case of all other terminations of employment, the management stockholder would receive fair market value for such shares.

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

On December 13, 2006, DJO, BCP Holdings, Blackstone and certain of its affiliates entered into a stockholders agreement with Sidney Braginsky, one of DJO’s directors. The terms and conditions of the stockholders agreement with Mr. Braginsky are the same, in all material respects, as the management stockholders agreement described above.  In addition, all parties receiving an award of stock options, including all DJO directors who have been granted options, automatically become parties to the Management Stockholders Agreement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal years 2009 and 2008 and for other services rendered during fiscal years 2009 and 2008 on behalf of DJO and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJO. All audit and audit related services were pre-approved by the audit committee.

	2009	2008

Audit fees	$1,120,528	$1,276,123
Audit-related fees	25,156	31,425
Tax fees	25,000	—
All other fees	193,759	—

Audit Fees:  Consists of fees billed for professional services rendered for the audit of DJO’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJO’s consolidated financial statements and are not reported under “Audit Fees”. During 2009 and 2008 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

Tax Fees:  Consists of tax compliance and consultation services.  There were no tax fees in 2008.

All Other Fees:  Consists of fees for all other services other than those reported above.   There were no other fees in 2008.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report:

1.  The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•                  Reports of Independent Registered Public Accounting Firm.

•                  Consolidated Balance Sheets as of December 31, 2009 and 2008.

•                  Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007.

•                  Consolidated Statements of Changes in Membership Equity and Comprehensive Loss for the years ended December 31, 2009, 2008, and 2007.

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

•                  Notes to Audited Consolidated Financial Statements.

2.         Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

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

4.3

Indenture, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007

4.4

Registration Rights Agreement, dated November 20, 2007, among DJOFL, DJO Finco, the Guarantors party thereto and Credit Suisse Securities (USA) LLC and Banc of America Securities LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

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

4.8

First Supplemental Indenture, dated as of January 20, 2010, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

4.9	Form of 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

4.10

Registration Rights Agreement, dated as of January 20, 2010, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).

10.4*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009).

10.5*

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

10.9

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.10

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.11

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.12

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.13

Debt Commitment Letter from Credit Suisse, Credit Suisse Securities (USA) LLC, Bank of America, N.A., Banc of America Bridge LLC, and Banc of America Securities LLC, dated as of July 15, 2007 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

10.14	Equity Commitment Letter from Blackstone Capital Partners V L.P., dated as of July 15, 2007 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

10.15*

Transition Agreement, dated August 14, 2008, and Separation of Employment Agreement and General Release, dated as of August 31, 2008, between DJO and Peter Baird (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).

10.16

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.17

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.18

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.19

Office/Light Manufacturing Lease, dated June 14, 2996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.20

Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (Incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.21

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.22

Asset Purchase Agreement, dated June 12, 2009, by and between Patterson Medical Supply, Inc. and Empi, Inc. (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q, for the quarter ended June 27, 2009).

10.23

Amendment No. 1, dated as of January 13, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

12.1+	Computation of Ratio of Earnings to Fixed Charges

21.1+	Subsidiaries of DJO Finance LLC

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Balance as of December 31, 2006	6,686	285	36,636
Provision	22,409	19	99,803
Acquired through business acquisitions	14,591	—	38,706
Write-offs, net of recoveries	(11,472)	(101)	(123,802)
Balance as of December 31, 2007	32,214	203	51,343
Provision	26,022	255	161,492
Write-offs, net of recoveries	(22,082)	(91)	(147,334)
Balance as of December 31, 2008	$36,154	$367	$65,501
Provision	34,793	111	163,616
Write-offs, net of recoveries	(22,951)	(168)	(155,267)
Balance as of December 31, 2009	$47,996	$310	$73,850

(1) Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2010	DJO FINANCE LLC

	By:	/s/ Leslie H. Cross
Leslie H. Cross
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Director	March 5, 2010
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Executive Vice President, Chief Financial Officer and	March 5, 2010
Vickie L. Capps	Treasurer (Principal Financial and Accounting Officer)

/s/ Chinh E. Chu	Chairman of the Board of Directors	March 5, 2010
Chinh E. Chu

/s/ Julia Kahr	Director	March 5, 2010
Julia Kahr

/s/ Sidney Braginsky	Director	March 5, 2010
Sidney Braginsky

/s/ Bruce McEvoy	Director	March 5, 2010
Bruce McEvoy

/s/ Phillip J. Hildebrand	Director	March 5, 2010
Phillip J. Hildebrand

/s/ Lesley Howe	Director	March 5, 2010
Lesley Howe

/s/ Paul LaViolette	Director	March 5, 2010
Paul LaViolette