Form 10-Q
period 2010-04-03
DJO Finance LLC
filed 2010-05-12
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

As of May 12, 2010, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	April 3, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$54,039	$44,611
Accounts receivable, net	151,245	146,212
Inventories, net	94,600	95,880
Deferred tax assets, net	39,490	40,448
Prepaid expenses and other current assets	26,003	14,725
Total current assets	365,377	341,876
Property and equipment, net	81,522	86,714
Goodwill	1,188,736	1,191,497
Intangible assets, net	1,167,882	1,187,677
Other non-current assets	40,714	42,415
Total assets	$2,844,231	$2,850,179

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$47,406	$42,144
Accrued interest	36,981	10,968
Long-term debt and capital leases, current portion	12,628	15,926
Other current liabilities	83,888	90,608
Total current liabilities	180,903	159,646
Long-term debt and capital leases, net of current portion	1,800,172	1,796,944
Deferred tax liabilities, net	329,928	321,131
Other non-current liabilities	16,041	14,089
Total liabilities	2,327,044	2,291,810

Commitments and contingencies

Membership equity:
Paid-in capital	828,112	827,617
Accumulated deficit	(305,933)	(272,275)
Accumulated other comprehensive income (loss)	(7,170)	518
DJO Finance LLC membership equity	515,009	555,860
Noncontrolling interests	2,178	2,509
Total membership equity	517,187	558,369
Total liabilities and membership equity	$2,844,231	$2,850,179

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales	$240,076	$217,653
Cost of sales (exclusive of amortization of $8.9 million and $9.5 million for the three months ended April 3, 2010 and March 28, 2009 respectively, included below)	87,354	79,000
Gross profit	152,722	138,653
Operating expenses:
Selling, general and administrative	110,526	100,600
Research and development	5,571	5,803
Amortization of acquired intangibles	19,054	19,131
Operating income	17,571	13,119
Other income (expense):
Interest income	353	336
Interest expense	(40,712)	(38,591)
Other expense, net	(780)	(1,380)
Loss from continuing operations before income taxes	(23,568)	(26,516)
Provision (benefit) for income taxes	9,768	(11,937)
Loss from continuing operations	(33,336)	(14,579)
Income from discontinued operations, net of tax	—	410
Net loss	(33,336)	(14,169)
Less: Net income attributable to noncontrolling interests	322	139
Net loss attributable to DJO Finance LLC	$(33,658)	$(14,308)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 3, 2010	March 28, 2009
OPERATING ACTIVITIES:
Net loss	$(33,336)	$(14,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,795	6,035
Amortization of intangibles	19,054	19,131
Amortization of debt issuance costs	5,313	3,256
Stock-based compensation	495	569
Loss on disposal of assets	494	157
Deferred income taxes	8,736	(12,135)
Provision for doubtful accounts and sales returns	8,957	9,220
Inventory reserves	1,727	960
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,515)	(10,907)
Inventories	(905)	(260)
Prepaid expenses, other assets and liabilities	(11,582)	(4,141)
Accrued interest	26,013	31,683
Accounts payable and other current liabilities	2,614	(11,791)
Net cash provided by operating activities	19,860	17,608
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(810)	(3,929)
Purchases of property and equipment	(4,111)	(8,159)
Other, net	(524)	175
Net cash used in investing activities	(5,445)	(11,913)
FINANCING ACTIVITIES:
Proceeds from long-term debt and revolving line of credit	105,130	—
Payments on long-term debt and revolving line of credit	(106,411)	(4,095)
Payment of debt issuance costs	(3,097)	—
Dividend paid to noncontrolling interests	(529)	—
Net cash used in financing activities	(4,907)	(4,095)
Effect of exchange rate changes on cash and cash equivalents	(80)	(1,339)
Net increase in cash and cash equivalents	9,428	261
Cash and cash equivalents at beginning of period	44,611	30,483
Cash and cash equivalents at end of period	$54,039	$30,744
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,331	$3,584
Cash paid (received) for income taxes (refunds)	$1,602	$(673)
Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$2,275	$2,894

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

Except as otherwise indicated, references to “us”, “we”, “DJOFL”, “our”, “DJO”, or “our Company”, refers to DJO Finance LLC and its consolidated subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements as of April 3, 2010 and for the three months ended April 3, 2010 and March 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited condensed consolidated financial statements as of April 3, 2010 and for the three months ended April 3, 2010 and March 28, 2009 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  In accordance with ASC Topic 350 (formerly American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for  the Costs of Computer software Developed or Obtained for Internal Use”), we capitalize costs of internally developed software during the development stage.  Additionally, we capitalize related costs including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  In 2008, we began implementing a new ERP system resulting in approximately $14.2 million of capitalized software costs as of April 3, 2010. We will begin amortizing capitalized software upon implementation of the new ERP system.

Derivative Financial Instruments.  We account for derivatives pursuant to ASC Topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging”), which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC Topic 815. We determine the fair value of our foreign forward contracts in accordance with ASC Topic 820 (formerly SFAS No. 157, “Fair Value Measurement”).  The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the derivatives is recorded in unrealized gains or losses within the statement of operations.  At April 3, 2010, the fair value of our foreign exchange forward contracts was a gain of $1.1 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap Agreements

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable.  We have designated these interest rate swap agreements as cash flow hedges and account for our interest rate swap agreements in accordance with ASC Topic 815.  At April 3, 2010, the fair value of our interest rate swap agreements was a loss of $11.9 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

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

Comprehensive loss consists of the following for the three months ended April 3, 2010 (in thousands):

	DJO Finance LLC	Noncontrolling Interests	Total
Net income (loss), as reported	$(33,658)	$322	$(33,336)
Foreign currency translation adjustments	(7,306)	—	(7,306)
Change in fair value of interest rate swap, net of tax	(382)	—	(382)
Comprehensive income (loss)	$(41,346)	$322	$(41,024)

Comprehensive loss consists of the following for the three months ended March 28, 2009 (in thousands):

	DJO Finance LLC	Noncontrolling Interests	Total
Net income (loss), as reported	$(14,308)	$139	$(14,169)
Foreign currency translation adjustments	(3,094)	—	(3,094)
Change in fair value of interest rate swap, net of tax	(3,346)	—	(3,346)
Comprehensive income (loss)	$(20,748)	$139	$(20,609)

Discontinued Operations. On June 12, 2009 we sold our ETS catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations in our consolidated financial statements and the accompanying notes.

Reclassifications.  The condensed consolidated financial statements and accompanying footnotes reflect certain reclassifications to prior year consolidated financial statements to conform to the current year presentation.

Recent Accounting Pronouncements.  In January 2010, we adopted ASC Topic 810 (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)”).  ASC Topic 810 amends certain requirements of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), including the addition of entities previously considered qualifying special-purpose entities. The adoption of ASC Topic 815 had no impact on our consolidated financial statements.

In January 2010, we adopted ASC Topic 860 (formerly SFAS No. 166, “Accounting for the Transfers of Financial Assets as amendment of FASB Statement No. 140” (“SFAS 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”).  SFAS 166 makes the following amendments to SFAS 140: 1) removes concept of qualifying special-purpose entities from SFAS 140; 2) modifies the financial components approach used and limits the circumstances in which a transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements; 3) establishes conditions for reporting a transfer of a portion of a financial asset as a sale; 4) redefines a participating interest; 5) clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer, even if not entered into at the time of the transfer; 6) clarifies that the transferor must evaluate whether it, its consolidated affiliates included in the financial statements being presented, or its agency effectively control the transferred financial asset directly or indirectly; 7) requires that the transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the a transfer of an entire asset or group of financial assets accounted for as a sale; 8) removes special provisions for guaranteed mortgage securitizations to require them to be treated that same as any other transfer of financial assets; 9) Removes fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meet the conditions for sale accounting at fair value; and 10) requires enhanced disclosures. The adoption of ASC Topic 860 had no impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605 (formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”). ASU 2009-13 provides guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which consideration should be measured and allocated to the separate units of accounting in the multiple-element arrangement and is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, this issue will have on our consolidated financial statements. However, we do not expect that this issue will result in a change in current practice.

2. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	April 3, 2010	March 28, 2009
Balance, beginning of period	$48,306	$36,521
Provision for doubtful accounts and sales returns	8,957	9,220
Write-offs, net of recoveries	(6,322)	(5,532)
Balance, end of period	$50,941	$40,209

3. INVENTORIES

Inventories consist of the following (in thousands):

	April 3, 2010	December 31, 2009
Components and raw materials	$25,510	$29,967
Work in process	5,662	3,745
Finished goods	51,115	50,558
Inventory held on consignment	23,041	24,121
	105,328	108,391
Less inventory reserves	(10,728)	(12,511)
	$94,600	$95,880

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	April 3, 2010	March 28, 2009
Balance, beginning of period	$12,511	$17,798
Provision charged to cost of sales	1,727	960
Write-offs, net of recoveries	(3,510)	(2,385)
Balance, end of period	$10,728	$16,373

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of adjustments to our goodwill balance for the three months ended April 3, 2010 is as follows (in thousands):

Balance, beginning of period	$1,191,497
Foreign currency translation	(2,761)
Balance, end of period	$1,188,736

Identifiable intangible assets consisted of the following as of April 3, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,726	$(103,304)	$355,422
Customer-based	487,998	(106,788)	381,210
	$946,724	$(210,092)	736,632
Indefinite-lived intangible assets:
Trademarks and trade names			428,269
Accumulated foreign currency translation adjustments			2,981
Net identifiable intangible assets			$1,167,882

Identifiable intangible assets consisted of the following as of December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Amortizable intangible assets:
Technology-based	$458,726	$(94,385)	$364,341
Customer-based	487,998	(96,906)	391,092
	$946,724	$(191,291)	755,433
Indefinite-lived intangible assets:
Trademarks and trade names			428,269
Accumulated foreign currency translation adjustments			3,975
Net identifiable intangible assets			$1,187,677

Our amortizable intangible assets are being amortized using the straight-line method over the weighted average estimated useful lives of 10 years for both technology-based and customer-based intangible assets.

Estimated amortization expense related to identifiable intangible assets for the next five years and thereafter is as follows (in thousands):

Remaining 2010	$57,713
2011	75,675
2012	74,438
2013	69,189
2014	67,368
Thereafter	392,249

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	April 3, 2010	December 31, 2009
Wages and related expenses	$25,652	$20,668
Commissions and royalties	11,793	12,953
Taxes	2,283	3,061
Integration costs	3,631	6,779
Professional fees	5,934	5,529
Rebates	5,030	4,482
Accrued ERP costs	1,881	5,800
Interest rate swap derivative	8,477	9,701
Other accrued liabilities	19,207	21,635
	$83,888	$90,608

6. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt (including capital lease obligations) consists of the following (in thousands):

	April 3, 2010	December 31, 2009
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($8.0 million and $9.3 million at April 3, 2010 and December 31, 2009, respectively)	$929,825	$1,034,427
10.875% Senior notes, net of unamortized original issue premium ($4.9 million at April 3, 2010)	679,866	575,000
11.75% Senior subordinated notes	200,000	200,000
Loans and revolving credit facilities at various European banks	—	355
Capital lease obligations and other	108	228
Notes payable for acquisitions	3,001	2,860
	1,812,800	1,812,870
Less — current portion	(12,628)	(15,926)
Long-term debt and capital leases, net of current portion	$1,800,172	$1,796,944

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consists of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The original $12.6 million discount is being amortized as additional interest expense over the term of the term loan facility increasing the reported outstanding balance accordingly. The market value of our term loan facility was approximately $905.0 million as of April 3, 2010 and was determined using trading prices for our term loan on or near that date. As of April 3, 2010, no amounts were drawn related to our revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 13).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired at December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.   As of April 3, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.55%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJO Finance LLC (“DJOFL”) and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. Any mandatory prepayments are applied to the term loan facilities in direct order of maturity.  Based on estimated excess cash flows for the year ended December 31, 2009, we were required to make a prepayment of the term loan outstanding under our Senior Secured Credit Facility of approximately $2.0 million, which we paid in March 2010. We expect to reinvest the net proceeds from our 2009 asset sales during 2010 as permitted by our credit agreement and, as such, our calculation of estimated excess cash flows excluded those net proceeds. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.  In January 2010 we issued $100 million of new 10.875% Senior Notes (see further discussion noted below) and used the net proceeds to make a voluntary prepayment of $101.5 million towards the aggregate principal amount of our term loan under the Senior Secured Credit Facility.  As a result of such prepayment, we accelerated the amortization associated with our unamortized original discount by approximately $0.8 million relating to the portion of the term loans that were repaid.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 4.15:1 as of the twelve months ended April 3, 2010, stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. Our maximum senior secured leverage ratio was within the covenant level as of April 3, 2010.

10.875% Senior Notes Payable

On November 20, 2007, DJOFL and DJO Finance Corporation (“Finco”) (collectively, the “Issuers”) issued $575.0 million aggregate principal amount of 10.875% Senior Notes (the “10.875% Notes”) under an agreement dated as of November 20, 2007 (the “10.875% Indenture”) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee.

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Notes, pursuant to the 10.875% Indenture, that also governs our existing 10.875% Notes due 2014 that were issued on November 20, 2007. The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 15, 2009 to January 19, 2010, which amount will be included in the interest payment we will make to noteholders on May 15, 2010, the first interest payment date), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility. In connection with the issuance of these notes, we received an unamortized premium of $5.0 million which is capitalized and amortized over the term of the note within interest expense within our condensed consolidated statement of operations.

The 10.875% Notes require semi-annual interest payments of approximately $36.7 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $713.8 million as of April 3, 2010 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of April 3, 2010, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes Payable

The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $217.0 million as of April 3, 2010 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

Debt Issue Costs

We incurred $30.7 million, $27.6 million, and $10.2 million of debt issue costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively, including $3.1 million incurred in the three months ended April 3, 2010 in connection with the sale of the new 10.875% Notes . These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets at April 3, 2010 and December 31, 2009. Debt issue costs are being amortized over the terms of the respective debt instruments through November 2014.

7. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity compensation plan, the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”), under which we are authorized to grant options up to 7,500,000 shares, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). As initially adopted, another one-third of stock options will vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis (“Performance-Based Tranche”), as defined in the DJO Form Option Agreement. As amended in March 2009, the final one-third of stock options will vest based upon achieving a minimum internal rate of return (“IRR”) and a minimum return of money on of invested capital (“MOIC”), as defined in the DJO Form Option Agreement and is each measured with respect to Blackstone’s aggregate investment in our capital, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock (“Enhanced Market-Return Tranche”).

During March 2010, the Compensation Committee approved further modifications to the terms of the outstanding options and the DJO Form Option Agreement. The Time-Based Tranche and Enhanced Market-Return Tranche terms remain the same as discussed above. The financial performance targets for the future years of the Performance-Based Tranche were replaced by targets with different financial metrics. These new targets are similar to the Enhanced Market-Return Tranche as they require achievement of a minimum IRR and MOIC, each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock (referred to herein as the “Market-Return Tranche”). As a result of this modification, the Market-Return Tranche has both a performance component and a market condition component.

Options granted under the 2007 Plan contain change-in-control provisions that cause the vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche will become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. This provision does not operate to vest the Market-Return or the Enhanced Market-Return Tranches which require the achievement of the IRR and MOIC targets by Blackstone on its equity investment in us.

Employee Stock Options

During the three months ended April 3, 2010 we granted 194,050 stock options under the 2007 Plan to our executive officers, senior management, and certain other employees.

We recorded non-cash compensation expense of approximately $0.4 million and $0.5 million for the three months ended April 3, 2010 and March 28, 2009, respectively, associated with stock options issued under the 2007 Plan. We record compensation expense for awards with a service or market condition ratably over the service period.  We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. To date, no amount has been recorded for the Market Return or the Enhanced Market-Return Tranches, as achievement of the performance component is not deemed probable at this time.

The fair value of each option is estimated on the date of grant, using the Black-Scholes-Merton option pricing model for service awards and a binomial model for market based awards. In estimating fair value for new options issued under the 2007 Plan, expected volatility was based completely on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified approach to calculate the expected term. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service and performance-based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect at the time of grant. As a result of the 2009 modification, we will no longer use the original grant date fair value to measure compensation cost and have re-assessed the assumptions used to determine the fair value of options at the date of modification and at subsequent grant dates.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the three months ended April 3, 2010 and March 28, 2009:

	Three Months Ended
	April 3, 2010	March 28, 2009
Expected dividends	0.0%	0.0%
Expected volatility	34.5%	34.4%
Risk-free rate	3.0%	2.3%
Expected term (in years)	6.4 years	6.3 years

Non-Employee Stock Options

During the three months ended April 3, 2010 we did not grant any additional stock options under the 2007 Plan to non-employees (“non-employee options”). The non-statutory stock option agreement for the non-employees states that the options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. The non-employee option agreement does not include any performance requirements on the optionee’s part in order to vest in the options granted.  Non-employee options are accounted for in accordance with ASC Topic 505 (formerly Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”) which states that the fair value of each option will be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined. We recorded non-cash compensation expense of approximately $0.1 million for each of the three months ended April 3, 2010 and March 28, 2009.

8. SEGMENT AND GEOGRAPHIC INFORMATION

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

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales:
Domestic Rehabilitation Segment	$159,220	$147,204
International Segment	63,894	55,146
Domestic Surgical Implant Segment	16,962	15,303
Consolidated net sales	$240,076	$217,653
Gross profit:
Domestic Rehabilitation Segment	$103,972	$96,188
International Segment	37,729	31,505
Domestic Surgical Implant Segment	13,462	11,898
Expenses not allocated to segments/Eliminations	(2,441)	(938)
Consolidated gross profit	$152,722	$138,653
Operating income:
Domestic Rehabilitation Segment	$40,648	$33,742
International Segment	15,318	10,063
Domestic Surgical Implant Segment	2,748	2,460
Expenses not allocated to segments/Eliminations	(41,143)	(33,146)
Consolidated operating income	$17,571	$13,119

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	April 3, 2010	March 28, 2009
Net sales:
United States	$172,504	$162,017
Germany	21,072	16,747
Other Europe, Middle East, & Africa	25,806	28,614
Asia Pacific	6,233	3,051
Other	14,461	7,224
	$240,076	$217,653

9. INCOME TAXES

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The tax expense for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings. Because our current annual financial projection results in a marginal net pre-tax loss, the impact of the nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings causes our projected annualized effective tax rate to be negative.  Given the relationship between fixed dollar tax items and pre-tax financial results, the projected effective tax rate can change materially based on small variations of income.

For the three months ended April 3, 2010, we recorded income tax expense of approximately $9.8 million on a pre-tax loss of approximately $23.6 million, resulting in a negative 41.5% effective tax rate.  For the three months ended March 28, 2009, we recorded an income tax benefit of approximately $11.9 million on a pre-tax loss of approximately $26.5 million, resulting in a 44.9% effective tax rate. The difference in the tax benefit and tax expense recorded during the first quarter of 2009 and the first quarter of 2010 is primarily due to differences in the projected annualized effective tax rates for each year as determined by the Company.  In addition, a beneficial impact of a tax law change was recorded during the first quarter of 2009 as a discrete item.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (“IRS”) is currently examining the 2005 and 2006 tax years. It is anticipated that the examination will be completed during 2010. At December 31, 2009, our gross unrecognized tax benefits were $19.1 million. For the three months ended April 3, 2010, we did not have any material increases in unrecognized tax benefits. Our total gross unrecognized tax benefits were $19.1 million at April 3, 2010, including $1.6 million related to interest and penalties.  There is a reasonable possibility that the closing of the IRS examination could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the audit has not been finalized, the amount of the unrecognized tax benefits that may be reduced can not be reasonably estimated. Due to our adoption of ASC Topic 805 (formerly SFAS No. 141R, “Business Combinations”) on January 1, 2009, all unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.2 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

10. RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of our Chattanooga activities is expected to take approximately nine to 12 months to complete. We do not expect to incur additional material cash expenses as a result of the transition.

A summary of the activity relating to the restructuring is as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance at January 1, 2009	—	—	—
Expensed during period	4,896	479	5,375
Payments made during period	(847)	(74)	(921)
Balance at December 31, 2009	4,049	405	4,454
Expensed during period	1,111	123	1,234
Payments made during period	(1,963)	(197)	(2,160)
Balance at April 3, 2010	$3,197	$331	$3,528

Expenses incurred related to the transition of our Chattanooga activities are recorded within selling, general and administrative expense in our condensed consolidated statements of operations.

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

We are currently defendants in approximately 80 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. The products liability carriers for both manufacturers have accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a

$5 million self-insured retention has been paid. Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages from initial pleading and discovery to pre-trial preparation. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

We maintain products liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2009 and June 30, 2010 and provides for coverage (together with excess policies) of up to a limit of $80 million, provided that the top layer of $25 million excess over $55 million covers only claims reported after February 25, 2010 and the next layer down of $10 million excess over $45 million covers only claims reported after February 18, 2010. This coverage is subject to a self-insured retention of $500,000 for claims related to pain pumps described above and claims related to the IceMan cold therapy product, a self-insured retention of $250,000 on claims related to all other invasive products and a self-insured retention of $50,000 on claims related to all other non-invasive products, with an aggregate self-insured retention of $1.0 million for all products liability claims. In addition, the top layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our prior two products liability policies cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies.  If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. On our condensed consolidated balance sheet as of April 3, 2010 and December 31, 2009, we have accrued approximately $1.1 million and $2.0 million, respectively, for expenses related to products liability claims.  The amount accrued is based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

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

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint, and we are currently awaiting a response from the relator. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act (“HIPAA”) seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the transaction and monitoring fee agreement. For each of the three month periods ended April 3, 2010 and March 28, 2009, we recognized $1.75 million related to the monitoring fee, which is recorded as a component of selling, general and administrative expense in our condensed consolidated statements of operations.

13. DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso due to our Mexico-based manufacturing operations that incur costs that are largely denominated in Mexican Pesos. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC Topic 815.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  At April 3, 2010, we had foreign exchange forward contracts, with a notional amount of $188.9 million Mexican Pesos, or approximately $14.1 million and an aggregate fair market value of approximately $1.1 million. These foreign exchange forward contracts expire weekly throughout the fiscal year 2010.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009.  In February 2009, we entered into two new non-amortizing interest rate swap agreements.  The first agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009.  The second agreement is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  We have designated these interest rate swap agreements as cash flow hedges under ASC Topic 815.

In accordance with ASC Topic 820, we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At April 3, 2010, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes our derivative instruments, which, since the fair values reflect gains and losses are, included within our assets and other current and non-current liabilities, in our condensed consolidated balance sheets (in thousands):

	April 3, 2010	December 31, 2009
Assets:
Foreign exchange contracts	$1,128	$89
Total derivative assets	$1,128	$89

Liabilities:
Interest rate swaps	$11,872	$11,244
Total derivative liabilities	$11,872	$11,244

The following table summarizes the effect our derivative instruments have on our condensed consolidated statements of operations (in thousands):

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Three Months Ended April 3, 2010
Foreign exchange contracts	Other income (expense), net	$1,128
Interest rate swaps	Interest expense	(3,195)
Total net loss		$(2,067)

Three Months Ended March 28, 2009
Foreign exchange contracts	Other income (expense), net	$(3,006)
Interest rate swaps	Interest expense	(3,377)
Total net loss		$(6,383)

14. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, Finco, issued the 10.875% Notes with aggregate principal amounts of $575.0 million and $100.0 million on November 20, 2007 and January 20, 2010, respectively. On November 3, 2006, DJOFL and Finco issued the 11.75% Notes with an aggregate principal amount of $200.0 million. Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of the DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the “Guarantors”). The 11.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the “Non-Guarantors”) do not guarantee the notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of April 3, 2010 and December 31, 2009 and for the three months ended April 3, 2010 and March 28, 2009, respectively.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of April 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,012	$33,162	$16,865	$—	$54,039
Accounts receivable, net	—	115,204	36,041	—	151,245
Inventories, net	—	79,742	25,138	(10,280)	94,600
Deferred tax assets, net	—	35,981	3,655	(146)	39,490
Prepaid expenses and other current assets	118	22,376	3,509	—	26,003
Total current assets	4,130	286,465	85,208	(10,426)	365,377
Property and equipment, net	—	72,006	13,119	(3,603)	81,522
Goodwill	—	1,108,702	110,184	(30,150)	1,188,736
Intangible assets, net	—	1,129,679	38,203	—	1,167,882
Investment in subsidiaries	1,271,686	1,657,685	35,804	(2,965,142)	33
Intercompany receivable	1,059,721	—	—	(1,059,721)	—
Other non-current assets	37,893	1,389	1,399	—	40,681
Total assets	$2,373,430	$4,255,926	$283,917	$(4,069,042)	$2,844,231
Liabilities and Membership Equity
Current liabilities:
Accounts payable	$—	$38,754	$8,652	$—	$47,406
Long-term debt and capital leases, current portion	9,594	65	2,969	—	12,628
Other current liabilities	48,730	53,400	18,739	—	120,869
Total current liabilities	58,324	92,219	30,360	—	180,903
Long-term debt and capital leases, net of current portion	1,800,097	75	—	—	1,800,172
Deferred tax liabilities, net	—	315,261	14,667	—	329,928
Intercompany payable, net	—	963,527	96,194	(1,059,721)	—
Other non-current liabilities	—	13,008	3,033	—	16,041
Total liabilities	1,858,421	1,384,090	144,254	(1,059,721)	2,327,044
Noncontrolling interests	—	—	2,178	—	2,178
Total membership equity	515,009	2,871,836	137,485	(3,009,321)	515,009
Total liabilities and membership equity	$2,373,430	$4,255,926	$283,917	$(4,069,042)	$2,844,231

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$210,811	$70,349	$(41,084)	$240,076
Cost of sales (exclusive of amortization of $8.9 million included below)	—	83,564	43,688	(39,898)	87,354
Gross profit	—	127,247	26,661	(1,186)	152,722
Operating expenses:
Selling, general and administrative	—	90,095	20,431	—	110,526
Research and development	—	4,732	839	—	5,571
Amortization of acquired intangibles	—	18,077	977	—	19,054
Operating income	—	14,343	4,414	(1,186)	17,571
Other income (expense):
Interest income	10,750	803	150	(11,350)	353
Interest expense	(40,342)	(10,787)	(933)	11,350	(40,712)
Other income (expense), net	(4,066)	(25,508)	(731)	29,525	(780)
Income (loss) from continuing operations before income taxes	(33,658)	(21,149)	2,900	28,339	(23,568)
Provision (benefit) for income taxes	—	8,784	984	—	9,768
Net income (loss)	(33,658)	(29,933)	1,916	28,339	(33,336)
Less: Net income attributable to noncontrolling interests	—	—	322	—	322
Net income (loss) attributable to DJO Finance LLC	$(33,658)	$(29,933)	$1,594	$28,339	$(33,658)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$186,782	$60,979	$(30,108)	$217,653
Cost of sales (exclusive of amortization of $9.5 million included below)	—	69,096	39,566	(29,662)	79,000
Gross profit	—	117,686	21,413	(446)	138,653
Operating expenses:
Selling, general and administrative	—	80,213	20,387	—	100,600
Research and development	—	5,062	741	—	5,803
Amortization of acquired intangibles	—	18,639	492	—	19,131
Operating income	—	13,772	(207)	(446)	13,119
Other income (expense):
Interest income	4,729	688	331	(5,412)	336
Interest expense	(38,430)	(4,776)	(797)	5,412	(38,591)
Other income (expense), net	19,393	(6,444)	(775)	(13,554)	(1,380)
Income (loss) from continuing operations before income taxes	(14,308)	3,240	(1,448)	(14,000)	(26,516)
Benefit for income taxes	—	(11,102)	(835)	—	(11,937)
Income from discontinued operations, net	—	410	—	—	410
Net income (loss)	(14,308)	14,752	(613)	(14,000)	(14,169)
Less: Net income attributable to noncontrolling interests	—	—	139	—	139
Net income (loss) attributable to DJO Finance LLC	$(14,308)	$14,752	$(752)	$(14,000)	$(14,308)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(33,658)	$(29,933)	$1,916	$28,339	$(33,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	5,625	1,218	(48)	6,795
Amortization of intangibles	—	18,077	977	—	19,054
Amortization of debt issuance costs	5,313	—	—	—	5,313
Stock-based compensation	—	495	—	—	495
Loss on disposal of assets	—	530	30	(66)	494
Deferred income taxes	—	8,094	642	—	8,736
Non-cash income from subsidiaries	6,832	518,439	20,655	(545,926)	—
Provision for doubtful accounts and sales returns	—	8,762	195	—	8,957
Inventory reserves	—	1,397	330	—	1,727
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(10,918)	(3,597)	—	(14,515)
Inventories	—	997	(1,993)	91	(905)
Prepaid expenses, other assets and liabilities	49	11,140	(22,771)	—	(11,582)
Accounts payable and other current liabilities	26,182	1,130	1,316	(1)	28,627
Net cash (used in) provided by operating activities	4,718	533,835	(1,082)	(517,611)	19,860
INVESTING ACTIVITIES:
Acquisition of businesses, net of acquired cash	—	(810)	—	—	(810)
Purchases of property and equipment	—	(3,124)	(1,724)	737	(4,111)
Other, net	—	(283)	(241)	—	(524)
Net cash (used in) provided by investing activities	—	(4,217)	(1,965)	737	(5,445)
FINANCING ACTIVITIES:
Intercompany	(3,709)	(513,558)	32,783	484,484	—
Payments on long-term debt and revolving line of credit	(105,899)	(287)	(225)	—	(106,411)
Proceeds from long-term debt and revolving line of credit	105,000	—	130	—	105,130
Payment of debt issuance costs	(3,097)	—	—	—	(3,097)
Dividend paid to noncontrolling interests	—	—	(529)	—	(529)
Net cash (used in) financing activities	(7,705)	(513,845)	32,159	484,484	(4,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(32,470)	32,390	(80)
Net increase (decrease) in cash and cash equivalents	(2,987)	15,773	(3,358)	—	9,428
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$4,012	$33,162	$16,865	$—	$54,039

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 28, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(14,308)	$14,752	$(613)	$(14,000)	$(14,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	5,302	889	(156)	6,035
Amortization of intangibles	—	18,639	492	—	19,131
Amortization of debt issuance costs	3,256	—	—	—	3,256
Stock-based compensation	—	569	—	—	569
Loss on disposal of assets	—	83	72	2	157
Deferred income taxes	—	(14,262)	(22)	2,149	(12,135)
Non-cash income from subsidiaries	(19,393)	19,272	—	121	—
Provision for doubtful accounts and sales returns	—	9,041	179	—	9,220
Inventory reserves	—	855	105	—	960
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,111)	1,204	—	(10,907)
Inventories	—	(1,412)	(2,240)	3,392	(260)
Prepaid expenses, other assets and liabilities	185	(4,460)	261	(127)	(4,141)
Accounts payable and other current liabilities	31,730	(13,764)	1,884	42	19,892
Net cash (used in) provided by operating activities	1,470	22,504	2,211	(8,577)	17,608
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(3,023)	(906)	—	(3,929)
Purchases of property and equipment	—	(6,953)	(1,072)	(134)	(8,159)
Other, net	—	175	—	—	175
Net cash (used in) provided by investing activities	—	(9,801)	(1,978)	(134)	(11,913)
FINANCING ACTIVITIES:
Intercompany	2,530	(14,247)	3,006	8,711	—
Payments on revolving line of credit	(4,000)	(70)	(25)	—	(4,095)
Proceeds from debt and revolving line of credit
Net cash (used in) financing activities	(1,470)	(14,317)	2,981	8,711	(4,095)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,339)	—	(1,339)
Net increase (decrease) in cash and cash equivalents	—	(1,614)	1,875	—	261
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$—	$12,759	$17,985	$—	$30,744

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors are described under the heading “Risk Factors” below. The section entitled “Risk Factors” contained in Part II, Item 1A of this report, and similar discussions in our other SEC filings including our 2009 Annual Report on Form 10-K filed with the Commission on March 5, 2010, describe some important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Overview of Business

We are a leading global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We are one of the largest non-surgical orthopedic rehabilitation device companies in the world, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment

On June 12, 2009 we sold our ETS catalog business to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations.

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

Our three operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These three segments constitute our three reportable segments. See Note 8 to our condensed consolidated financial statements for additional information regarding our segments.

Set forth below is net revenue, gross profit and operating income information for our reporting segments for the three months ended April 3, 2010 and March 28, 2009, respectively. This information excludes intersegment and certain expenses not allocated to segments, primarily general corporate expenses and non-recurring charges related to our integration activities.

	Three Months Ended
($ in thousands)	April 3, 2010	March 29, 20098
Domestic Rehabilitation:
Net sales	$159,220	$147,204
Gross profit	$103,972	$96,188
Gross profit margin	65.3%	65.3%
Operating income	$40,648	$33,742
Operating income as a percent of net segment sales	25.5%	22.9%
International:
Net sales	$63,894	$55,146
Gross profit	$37,729	$31,505
Gross profit margin	59.0%	57.1%
Operating income	$15,318	$10,063
Operating income as a percent of net segment sales	24.0%	18.2%
Domestic Surgical Implant:
Net sales	$16,962	$15,303
Gross profit	$13,462	$11,898
Gross profit margin	79.4%	77.7%
Operating income	$2,748	$2,460
Operating income as a percent of net segment sales	16.2%	16.1%

Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated:

	Three Months Ended
	April 3, 2010		March 28, 2009
Net sales	$240,076	100.0%	$217,653	100.0%
Cost of sales (exclusive of amortization of $8.9 million and $9.5 million for the three months ended April 3, 2010 and March 28, 2009, respectively, included below)	87,354	36.4	79,000	36.3
Gross profit	152,722	63.6	138,653	63.7
Operating expenses:
Selling, general and administrative	110,526	46.0	100,600	46.2
Research and development	5,571	2.3	5,803	2.7
Amortization of acquired intangibles	19,054	7.9	19,131	8.8
Operating income	17,571	7.3	13,119	6.0
Other income (expense):
Interest income	353	0.1	336	0.2
Interest expense	(40,712)	(17.0)	(38,591)	(17.7)
Other expense, net	(780)	(0.3)	(1,380)	(0.6)
Loss from continuing operations before income taxes	(23,568)	(9.8)	(26,516)	(12.2)
Provision (benefit) for income taxes	9,768	4.1	(11,937)	(5.5)
Income from discontinued operations, net	—	—	410	0.2
Net loss	(33,336)	(13.9)	(14,169)	(6.5)
Less: Income attributable to noncontrolling interest	322	0.1	139	0.1
Net loss attributable to DJO Finance LLC	$(33,658)	(14.0)%	$(14,308)	(6.6)%

Three Months Ended April 3, 2010 compared to Three Months Ended March 28, 2009

Net Sales.  Our net sales for the three months ended April 3, 2010 were $240.1 million, representing an increase of 10.3% from net sales of $217.7 million for the three months ended March 28, 2009.  This increase was driven by increased sales across all business units as well as $4.2 million of favorable changes in foreign exchange rates compared to rates in effect for the three months ended March 28, 2009.  Net sales for the three months ended April 3, 2010 were also favorably impacted by $14.8 million due to four additional shipping days compared to the three months ended March 28, 2009. In addition, first quarter 2010 revenue growth was impacted by the discontinuation of certain unprofitable product lines in our Chattanooga and Bracing and Supports businesses in 2009 and the sale of a small, non-core spine product line in 2009 by DJO surgical. The discontinued/sold product lines generated revenue of $2.5 million in the first quarter of 2009.

For the three months ended April 3, 2010, we generated 26.6% of our net sales from customers outside the United States as compared to 25.4% for the three months ended March 28, 2009. Additionally, sales of new products, which include products that have been on the market less than one year, were $8.8 million for the three months ended April 3, 2010 compared to new product sales of $15.2 million for the three months ended March 28, 2009.

The following table sets forth the mix of our net sales for the three months ended April 3, 2010 compared to the three months ended March 28, 2009:

	Three Months Ended
($ in thousands)	April 3, 2010	% of Net Revenues	March 28, 2009	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation Segment	$159,220	66.3%	$147,204	67.6%	$12,016	8.2%
International Segment	63,894	26.6	55,146	25.4	8,748	15.9
Domestic Surgical Implant Segment	16,962	7.1	15,303	7.0	1,659	10.8
Consolidated net sales	$240,076	100.0%	$217,653	100.0%	$22,423	10.3%

Net sales in our Domestic Rehabilitation Segment were $159.2 million for the three months ended April 3, 2010, reflecting an increase of 8.2% from net sales of $147.2 million for the three months ended March 28, 2009. The increase was driven by increased sales across business units, including $9.8 million in sales due to the benefit of four additional selling days in the three months ended April 3, 2010 as compared to the three months ended March 28, 2009.

Net sales in our International Segment for the three months ended April 3, 2010 were $63.9 million, reflecting an increase of 15.9% from net sales of $55.1 million for the three months ended March 28, 2009. The increase was driven primarily by increased sales across all business units, $4.2 million of favorable changes in foreign exchange rates compared to rates in effect for the three months ended March 28, 2009, and $3.9 million in sales due to the benefit of four additional selling days in the three months ended April 3, 2010 as compared to the three months ended March 28, 2009.

Net sales in our Domestic Surgical Implant Segment increased to $17.0 million for the three months ended April 3, 2010 from $15.3 million for the three months ended March 28, 2009, representing a 10.8% increase over the same period in the prior year. The increase was driven primarily by $1.1 million in sales due to the benefit of four additional selling days in the three months ended April 3, 2010 as compared to the three months ended March 28, 2009, as well as an increase in sales of our shoulder products.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 63.6%, for the three months ended April 3, 2010 compared to 63.7% for the three months ended March 28, 2009. Our gross profit margin for the three months ended April 3, 2010 is essentially in line with the prior year period as the impact of a less favorable mix of products sold was offset by $3.2 million of favorable changes in foreign currency exchange rates.

Gross profit in our Domestic Rehabilitation Segment as a percentage of net sales was 65.3% for each of the three months ended April 3, 2010 and March 28, 2009.

Gross profit in our International Segment as a percentage of net sales increased to 59.1% for the three months ended April 3, 2010 from 57.1% for the three months ended March 28, 2009.  The increase was primarily driven by favorable changes in foreign exchange rates of approximately $3.2 million and the impact of a more favorable mix of products sold.

Gross profit in our Domestic Surgical Implant Segment as a percentage of gross sales increased to 79.4% for the three months ended April 3, 2010 from 77.8% for the three months ended March 28, 2009. The increase was primarily driven by a higher margin mix of products sold.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $110.5 million for the three months ended April 3, 2010 from $100.6 million for the three months ended March 28, 2009 primarily due to higher non-recurring costs associated with our integration activities. The following table sets forth certain non-recurring costs associated with our integration activities and the implementation of our new global ERP system:

	Three Months Ended
($ in thousands)	April 3, 2010	March 28, 2009
Employee severance and relocation expenses	$1,424	$659
Integration expenses	8,278	2,991
ERP implementation	3,277	4,231
	$12,979	$7,881

Employee severance and relocation for the three months ended April 3, 2010 included $0.8 million of severance payments made to employees in connection with our Chattanooga integration, and $0.6 million of severance related to other restructuring activities. Employee severance and relocation expenses for the three months ended March 28, 2009 included $0.3 million of severance payments made to employees in connection with restructuring at our international locations and $0.4 million of severance payments made to employees in connection with integration activities following the November 2007 ReAble Therapeutics, Inc. acquisition of DJO Opco Holdings, Inc. (“DJO Merger”). Integration expense for the three months ended April 3, 2010 included $5.2 million, $1.9 million, and $1.2 million of integration costs incurred in connection with our Chattanooga integration, our recent sales reorganization, and other acquisitions, respectively.  Integration expense for the three months ended March 28, 2009 included $3.9 million and $4.9 million of integration costs incurred in connection with restructuring at our international locations, and domestic locations, respectively, partially offset by a $6.0 million reversal of an accrual made in 2008 for alleged reimbursement claims due to the favorable settlement of the dispute.

Research and Development.  Our research and development expense decreased to $5.6 million for the three months ended April 3, 2010 from $5.8 million for the three months ended March 28, 2009. As a percentage of net sales, research and development expense decreased slightly to 2.3% for the three months ended April 3, 2010 from 2.7% in the three months ended March 28, 2009, primarily reflecting cost savings initiatives.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with our acquisitions. The intangible assets are being amortized over the estimated lives ranging from two to 20 years. Our amortization of acquired intangibles was $19.1 million for each of the three months ended April 3, 2010 and March 28, 2009. At April 3, 2010, we expect the future amortization of intangibles to be approximately $57.7 million for the remainder of 2010, $75.7 million in 2011, $74.4 million in 2012, $69.2 million in 2013, $67.4 million in 2014, and $392.2 for the periods thereafter.

Interest Expense.  Our interest expense increased to $40.7 million for the three months ended April 3, 2010 from $38.6 million for the three months ended March 28, 2009.  The increase is primarily due to additional debt issuance costs incurred in the first quarter of 2010 related to our issuance of $100 million aggregate principal amount of new 10.875% Senior Notes, pursuant to the indenture dated as of November 20, 2007 among DJO and DJO Finance Corporation, the guarantors party thereto and the Bank of New York Mellon (formerly known as the Bank of New York), as trustee, that also governs our existing 10.875% Notes due 2014 that were issued on November 20, 2007, which are amortized through interest expense.

Other Income (Expense).  Net other expense decreased to $0.8 million for the three months ended April 3, 2010 from $1.4 million of net other expense for the three months ended March 28, 2009.  Both amounts primarily reflect net foreign currency transaction losses.

Provision (Benefit) for Income Taxes.  For the three months ended April 3, 2010, we recorded an income tax provision of $9.8 million on a pre-tax loss of $23.6 million, resulting in a negative 41.5% effective tax rate.  For the three months ended March 28, 2009, we recorded $11.9 million of income tax benefit on a pre-tax loss of $26.5 million, resulting in a 44.9% effective tax rate.  The difference in the tax benefit and tax expense recorded during the first quarter of 2009 and the first quarter of 2010 is primarily due to differences in the expected annualized effective tax rates for each year as determined by the Company.  In addition, a beneficial impact of a tax law change was recorded during the first quarter of 2009 as a discrete item.  Because our current annual financial projection results in a marginal net pre-tax loss, the impact of the nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings causes our projected annualized effective tax rate to be negative. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of April 3, 2010, our primary source of liquidity consisted of cash and cash equivalents totaling $54.0 million and $100.0 million of available borrowings under our revolving credit facility, described below. Working capital at April 3, 2010 was $184.5 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the three months ended April 3, 2010 and March 28, 2009 is as follows:

	Three Months Ended
	April 3, 2010	March 28, 2009
Cash provided by operating activities	$19,860	$17,608
Cash used in investing activities	(5,445)	(11,913)
Cash used in financing activities	(4,907)	(4,095)
Effect of exchange rate changes on cash and cash equivalents	(80)	(1,339)
Net increase in cash and cash equivalents	$9,428	$261

Cash Flows

Operating activities provided cash of $19.9 million and $17.6 million for the three months ended April 3, 2010 and March 28, 2009, respectively. Cash provided by operating activities for the three months ended April 3, 2010 primarily reflected our net income after adjustment for non-cash charges and a favorable net change in operating assets and liabilities. Cash provided by operating activities for the three months ended March 28, 2009 primarily reflected our net income after adjustment for non-cash charges and a favorable net change in operating assets and liabilities. Cash paid for interest was $11.3 million and $3.6 million for the three months ended April 3, 2010 and March 28, 2009, respectively.

Investing activities used $5.4 million and $11.9 million of cash for the three months ended April 3, 2010 and March 28, 2009, respectively. Cash used in investing activities for the three months ended April 3, 2010 primarily consisted of $4.1 million of purchases of property and equipment, which was mostly related to our new ERP system and a $0.8 million payment related to an earn out provision associated with our 2009 Australia acquisition. Cash used in investing activities for the three months ended March 28, 2009 primarily consisted of purchases of property and equipment totaling $8.2 million, including $1.2 million for our new ERP system and the acquisition of businesses for a total of $3.9 million, net of cash acquired.

Financing activities used $4.9 million and $4.1 million of cash in the three months ended April 3, 2010 and March 28, 2009, respectively.  Cash used in financing activities for the three months ended April 3, 2010 was primarily related to long-term debt payments of $106.4 million and the payment of $3.1 million in debt issuance costs incurred in connection with the issuance of our new 10.875% Senior Notes partially offset by proceeds of $105.1 million from the new Senior Notes. Cash used in financing activities for the three months ended March 28, 2009 represented net payments on long-term debt and revolving lines of credit.

For the remainder of 2010, we expect to spend total cash of approximately $162.7 million for the following:

• approximately $39.3 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• approximately $96.9 million for scheduled interest payments on our senior notes; and

• approximately $26.5 million for capital expenditures, including $5.3 million for our ERP system.

In addition, we expect to spend up to an additional $6.6 million implementing our new ERP system capital project over the remainder of the project, which will be recorded as expense.

Indebtedness

As of April 3, 2010, we had approximately $1,812.8 million in aggregate indebtedness outstanding.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 6).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009.  In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  As of April 3, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.55%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio consolidated senior debt to Adjusted EBITDA, of 4.15:1 as of the 12 months ended April, 3, 2010, stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of April 3, 2010 our actual senior leverage ratio was within the required ratio at 3.31:1.

10.875% Senior Notes and 11.75% Senior Subordinated Notes

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended April 3, 2010, measured on that date, was 1.85:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.00:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of April 3, 2010:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.15:1	3.31:1
10.875% Notes and 11.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.85:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended April 3, 2010. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

(in thousands)	Three Months Ended April 3, 2010	Twelve Months Ended April 3, 2010
	(unaudited)
Net loss attributable to DJO Finance LLC	$(33,658)	$(69,783)
Loss from discontinued operations, net	—	729
Interest expense, net	40,359	158,103
Income tax provision	9,768	27
Depreciation and amortization	25,851	112,833
Non-cash items (a)	491	4,102
Non-recurring items (b)	12,979	52,718
Other adjustment items, before cost savings (c)	5,755	4,981
Other adjustment items—future cost savings applicable for twelve month period only (d)	NA	800
Adjusted EBITDA	$61,545	$264,510

(a)          Non-cash items are comprised of the following:

(in thousands)	Three Months Ended April 3, 2010	Twelve Months Ended April 3, 2010
	(unaudited)
Stock compensation expense	$495	$3,308
Loss (gain) on disposal of assets	(4)	794
Total non-cash items	$491	$4,102

(b)           Non-recurring items are comprised of the following:

(in thousands)	Three Months Ended April 3, 2010	Twelve Months Ended April 3, 2010
	(unaudited)
Employee severance and relocation (1)	$1,424	$9,411
Integration expense (2)	8,278	26,187
ERP implementation	3,277	17,120
Total non-recurring items	$12,979	$52,718

(1)         Employee severance and relocation for the three months ended April 3, 2010 included $0.8 million of severance payments made to employees in connection with our Chattanooga integration and $0.6 million of severance related to other restructuring activities. Employee severance and relocation for the twelve months ended April 3, 2010 included $6.2 million, $1.8 million, and $1.4 million of severance payments made to employees in connection with our Chattanooga integration, our company-wide headcount reduction, and other acquisitions, respectively.

(2)         Integration expense for the three months ended April 3, 2010 included $5.2 million, $1.9 million, and $1.2 million of integration costs accrued in connection with the Chattanooga integration, our recent sales reorganization and other recent acquisitions, respectively.  Integration expense for the twelve months ended April 3, 2010 included $16.3 million, $5.2 million, $2.2 million, $1.2 million, and $1.3 million of integration costs incurred in connection with domestic restructuring, our Chattanooga integration, restructuring at our international locations, our recent sales reorganization,  and other acquisitions, respectively.

(c)           Other adjustment items, before future cost savings, are comprised of the following:

(in thousands)	Three Months Ended April 3, 2010	Twelve Months Ended April 3, 2010
	(unaudited)
Blackstone monitoring fee	$1,750	$7,000
Noncontrolling interests	322	906
Pre-acquisition EBITDA-applicable for the twelve month period only (1)	NA	600
Pre-disposition EBITDA-applicable for the twelve month period only (2)	NA	(255)
Other (3)	3,683	(3,270)
Total other adjustment items, before cost savings	$5,755	$4,981

(1)         For the twelve months ended April 3, 2010 included pre-acquisition Adjusted EBITDA for two Canadian subsidiaries acquired in August 2009.

(2)         Represents pre-closing Adjusted EBITDA related to certain immaterial product lines sold in fiscal year 2009.

(3)         For the three months ended April 3, 2010 included approximately $2.3 million related to fees associated with our January 2010 debt offering and various litigation settlements and net foreign currency transaction (gains) losses. For the three months ended March 28, 2009 included net foreign currency transaction (gains) losses.  For the twelve months ended April 3, 2010 included a $3.1 million gain related to the sale of certain product lines, approximately $2.3 million related to fees associated with our January 2010 debt offering and various litigation settlements, and net foreign currency transaction (gains) losses.

(d)                                 For the twelve months ended April 3, 2010 included projected cost savings of $0.8 million in connection with our two Canadian subsidiaries acquired in August 2009.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the three months ended April 3, 2010 and March 28, 2009, we reserved for and reduced gross revenues from third party payors by 32% and 31%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 68% of our net revenues for the each of the three months ended April 3, 2010 and March 28, 2009, and approximately 67% and 62% of our net accounts receivable for the three months ended April 3, 2010 and March 28, 2009, respectively. We experienced write-offs of less than 1% of related net revenues for the three months ended April 3, 2010 and March 28, 2009, respectively. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Domestic Rehabilitation Segment. Our third-party payor customers represented approximately 32% and 28% of our net revenues for the three months ended April 3, 2010 and March 28, 2009, respectively, and approximately 33% and 38% of our net accounts receivable for the three months ended April 3, 2010 and March 28, 2009, respectively. For the three months ended April 3, 2010 and March 28, 2009, we estimate bad debt expense to be approximately 7% and 8%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense.

Our reserve for rebates accounts for incentives that we offer to certain of our distributors. These rebates generally are substantially attributable to sales volume, sales growth and to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.5% to 12.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our annual impairment test related to goodwill did not indicate any impairment.

Furthermore,  ASC Topic 350 states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This testwork compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

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

Our gross deferred tax asset balance was approximately $168.6 million at April 3, 2010 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 9 to our condensed consolidated financial statements). As of April 3, 2010, we maintained a valuation allowance of $6.1 million due to uncertainties related to our ability to realize certain net operating loss carryforwards acquired in connection with prior year acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of April 3, 2010, we had $937.8 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009. In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010.  In August 2009, we entered into four new non-amortizing interest swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.   The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of April 3, 2010 and December 31, 2009 was a loss of approximately $11.9 million and $11.2 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swaps would have impacted our earnings and cash flow, for the three months ended April 3, 2010, by approximately $0.5 million. Our senior notes of approximately $875.0 million consisted of fixed rate notes at April 3, 2010. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso. Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three months ended April 3, 2010, sales denominated in foreign currencies accounted for approximately 22.8 % of our consolidated net sales, of which 17.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in Mexican Pesos. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At April 3, 2010, we had foreign exchange forward contracts with an aggregate notional amount of $188.9 million Mexican Pesos, or approximately $14.1 million, and an aggregate fair market value of approximately $1.1 million. These contracts expire weekly throughout the fiscal year 2010.  For the three months ended April 3, 2010 we recognized an unrealized gain of approximately $1.1 million, and for the three months ended March 29, 2009, we recognized an unrealized loss of approximately $3.0 million, related to these contracts, which is included in other income (expense) in our condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

                During the first quarter of 2010 we made changes to our internal control over financial reporting in connection with the transition to the new ERP system at our Surgical Implant Business. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the current quarter ended April 3, 2010, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting.  Additionally, we established additional temporary compensating controls, including transactional validation and additional reconciliation procedures to ensure the accuracy of the reported amounts. We expect to maintain certain of these additional temporary compensating controls for a period of time.

Except for those changes made in connection with the new ERP system, there were no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently defendants in approximately 80 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports business unit of our Domestic Rehabilitation segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. The products liability carriers for both manufacturers have accepted coverage for our defense of these claims; however, both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a $5 million self-insured retention has been paid. Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages from initial pleading and discovery to pre-trial preparation. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

We maintain products liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2009 and June 30, 2010 and provides for coverage (together with excess policies) of up to a limit of $80 million, provided that the top layer of $25 million excess over $55 million covers only claims reported after February 25, 2010 and the next layer down of $10 million excess over $45 million covers only claims reported after February 18, 2010. This coverage is subject to a self-insured retention of $500,000 for claims related to pain pumps described above and claims related to the IceMan cold therapy product, a self-insured retention of $250,000 on claims related to all other invasive products and a self-insured retention of $50,000 on claims related to all other non-invasive products, with an aggregate self-insured retention of $1.0 million for all products liability claims. In addition, the top layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our prior two products liability policies cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies.  If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. On our condensed consolidated balance sheet as of April 3, 2010 and December 31, 2009, we have accrued approximately $1.1 million and $2.0 million, respectively, for expenses related to products liability claims.  The amount accrued is based upon previous claim experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint, and we are currently awaiting a response from the relator. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under the Health Insurance Portability and Accountability Act (“HIPAA”) seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 5, 2010. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.  OTHER INFORMATION

On March 19, 2010, the Compensation Committee of the Board of Directors of DJO Incorporated, the parent of DJO Finance LLC, authorized further revisions to the vesting provisions of options under the 2007 Incentive Stock Plan. These revisions will be reflected in option awards made after this action and will be reflected in amendments to outstanding options, including options granted to our named executive officers.  As a result of a prior amendment in 2009 to the vesting provisions, one-third of the options granted in 2008 and 2009 contained a Time-Based Tranche (with vesting based on continued employment with the Company), one-third contained a Performance-Based Tranche (with vesting based on Adjusted EBITDA and free cash flow targets) and one-third contained an Enhanced Market Return Tranche (with vesting based on the achievement by The Blackstone Group of a minimum internal rate of return (IRR) and a minimum return of money on invested capital (MOIC) for Blackstone on its investment in the Company). The Compensation Committee agreed with management’s determination that the Adjusted EBITDA and free cash flow results for 2009 resulted in the vesting of approximately 90% of the shares included in the Performance-Based Tranche for 2009 for all outstanding options, and pursuant to a “catch-up” provision also resulted in the vesting of approximately 90% of the shares included in the Performance-Based Tranche for 2008 for all outstanding options granted in that year.  The Compensation Committee noted that the performance targets for 2009 had previously been modified, but that no modification had been made or was contemplated to be made for the performance targets for 2010 or beyond.  Unless such targets were modified, the likelihood of the Company meeting the performance targets for 2010 or beyond was remote, and the Compensation Committee determined that these future targets under the Performance-Based Tranche, which had been designed at the time of the adoption of the 2007 Incentive Stock Plan, would not sufficiently incentivize executives because the likelihood of the Company meeting such targets was remote. The Compensation Committee determined that further modification of the future performance targets of the Performance-Based Tranche was not consistent with the purposes of the 2007 Incentive Stock Plan, and that a more appropriate measure for the vesting of this tranche was a measure similar to that adopted for the Enhanced Market Return Tranche.  Accordingly, for future option awards and for outstanding option awards, the vesting metrics for the former Performance-Based Tranche, which as a result of this amendment will now be referred to as the “Market Return Tranche”, were established as a minimum IRR for Blackstone on its investment in the Company and a minimum MOIC for Blackstone on its investment in the Company.  These investment return metrics, both of which must be satisfied for vesting to occur, will be similar to those established for the Enhanced Market Return Tranche and will apply to one-third of the shares covered by future option awards and to shares covered by the former Performance-Based Tranche in outstanding options awards for the portion of this tranche that is subject to vesting for the years 2010 and beyond.  Those portions of the Performance-Based Tranche of outstanding 2008 and 2009 option awards relating to performance in 2008 and 2009 that were not vested as described above based on the 2009 results were considered forfeited and returned to the available option pool under the 2007 Incentive Stock Plan.

ITEM 6.  EXHIBITS

(a)                    Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K, filed on March 5, 2009).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2008 (File No. 333-142188)).
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 12, 2010	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President, Chief Executive Officer and Director

Date: May 12, 2010	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer