Form 10-Q
period 2010-07-03
DJO Finance LLC
filed 2010-08-09
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-142188

DJO Finance LLC

(Exact name of Registrant as specified in its charter)

State of Delaware	20-5653965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1430 Decision Street Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 336-5690

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of August 6, 2010, 100% of the issuer’s membership interests were owned by DJO Holdings, LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	July 3, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$34,084	$44,611
Accounts receivable, net	146,852	146,212
Inventories, net	100,478	95,880
Deferred tax assets, net	39,742	40,448
Prepaid expenses and other current assets	24,912	14,725
Total current assets	346,068	341,876
Property and equipment, net	83,069	86,714
Goodwill	1,183,253	1,191,497
Intangible assets, net	1,145,853	1,187,677
Other assets	38,668	42,415
Total assets	$2,796,911	$2,850,179

Liabilities and Equity
Current liabilities:
Accounts payable	$50,678	$42,144
Accrued interest	12,760	10,968
Current portion of debt and capital lease obligations	12,470	15,926
Other current liabilities	92,474	90,608
Total current liabilities	168,382	159,646
Long-term debt and capital lease obligations	1,797,959	1,796,944
Deferred tax liabilities, net	296,852	321,131
Other long-term liabilities	16,655	14,089
Total liabilities	2,279,848	2,291,810

Commitments and contingencies
Equity:
DJO Finance LLC membership equity:
Member capital	829,470	827,617
Accumulated deficit	(305,690)	(272,275)
Accumulated other comprehensive income (loss)	(9,049)	518
Total membership equity	514,731	555,860
Noncontrolling interests	2,332	2,509
Total equity	517,063	558,369
Total liabilities and equity	$2,796,911	$2,850,179

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net sales	$242,527	$235,112	$482,603	$452,765
Cost of sales (exclusive of amortization of intangible assets of $9,062 and $17,981 for the three and six months ended July 3, 2010 and $9,506 and $19,004 for the three and six months ended June 27, 2009, respectively)	84,565	82,156	171,919	161,156
Gross profit	157,962	152,956	310,684	291,609
Operating expenses:
Selling, general and administrative	115,715	108,605	226,241	209,205
Research and development	5,460	6,162	11,031	11,965
Impairment of assets held for sale	1,147	—	1,147	—
Amortization of intangible assets	19,671	19,171	38,725	38,302
	141,993	133,938	277,144	259,472
Operating income	15,969	19,018	33,540	32,137
Other income (expense):
Interest expense	(37,450)	(39,555)	(78,162)	(78,146)
Interest income	322	202	675	538
Other income (expense), net	(2,837)	2,967	(3,617)	1,587
	(39,965)	(36,386)	(81,104)	(76,021)
Loss from continuing operations before income taxes	(23,996)	(17,368)	(47,564)	(43,884)
Income tax benefit	24,560	4,995	14,792	16,932
Income (loss) from continuing operations	564	(12,373)	(32,772)	(26,952)
Loss from discontinued operations, net of tax	—	(577)	—	(167)
Net income (loss)	564	(12,950)	(32,772)	(27,119)
Net income attributable to noncontrolling interests	321	135	643	274
Net income (loss) attributable to DJO Finance LLC	$243	$(13,085)	$(33,415)	$(27,393)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net loss	$(32,772)	$(27,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,105	12,969
Amortization of intangible assets	38,725	38,302
Amortization of debt issuance costs and non-cash interest expense	7,193	6,457
Stock-based compensation expense	865	1,426
Loss on disposal of assets, net	660	253
Deferred income tax benefit	(17,547)	(18,109)
Provision for doubtful accounts and sales returns	17,388	17,375
Inventory reserves	2,840	2,157
Impairment of assets held for sale	1,147	—
Gain on disposal of discontinued operations	—	(458)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(19,341)	(15,061)
Inventories	(8,619)	(206)
Prepaid expenses and other assets	(11,941)	(2,952)
Accrued interest	1,792	9,922
Accounts payable and other current liabilities	16,658	(299)
Net cash provided by operating activities	10,153	24,657
INVESTING ACTIVITIES:
Purchases of property and equipment	(14,495)	(11,605)
Cash paid in connection with acquisitions, net of cash acquired	(810)	(4,046)
Proceeds received upon disposition of discontinued operations, net	—	21,846
Other investing activities, net	(498)	369
Net cash provided by (used in) investing activities	(15,803)	6,564
FINANCING ACTIVITIES:
Proceeds from issuance of debt	118,130	55,072
Repayments of debt and capital lease obligations	(121,835)	(73,996)
Payment of debt issuance costs	(3,348)	—
Investment by parent	988	—
Dividend by subsidiary to noncontrolling interests	(529)	—
Net cash used in financing activities	(6,594)	(18,924)
Effect of exchange rate changes on cash and cash equivalents	1,717	(911)
Net increase (decrease) in cash and cash equivalents	(10,527)	11,386
Cash and cash equivalents at beginning of period	44,611	30,483
Cash and cash equivalents at end of period	$34,084	$41,869
Supplemental disclosures of cash flow information:
Cash paid for interest	$71,041	$61,653
Cash paid for taxes, net	$2,659	$15
Non-cash investing and financing activities:
Increases in property and equipment and other liabilities in connection with capitalized ERP costs	$500	$1,889

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation and Principles of Consolidation.  We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy.  We also develop, manufacture and distribute a broad range of surgical reconstructive implant products.  We believe that we offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care.  Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries.  In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment.

Our current business activities are the result of a combination of ReAble Therapeutics, Inc. (“ReAble”), which was acquired by an affiliate of Blackstone Capital Partners V L.P. (“Blackstone”), and DJO Opco Holdings, Inc. (“DJO Opco”), formerly named DJO Incorporated.  On November 20, 2007, ReAble acquired DJO Opco through a merger transaction (the “DJO Merger”).  ReAble then changed its name to DJO Incorporated (“DJO”) and continues to be owned primarily by affiliates of Blackstone.  As a result of the DJO Merger, DJO Opco became a subsidiary of DJO Finance LLC (“DJOFL”), the entity filing this Quarterly Report on  Form 10-Q, which is itself a subsidiary of DJO Incorporated.

In the second quarter of 2010, we changed how we report our segment financial information to senior management.  Prior to the second quarter of 2010, our Bracing and Supports and Recovery Sciences businesses were reported together within the Domestic Rehabilitation Segment.  During the second quarter, as a result of our recent sales and marketing leadership reorganization, these businesses are now separately evaluated and managed.  Segment information for all periods presented has been restated to reflect this change.

We market and distribute our products through four operating segments, Bracing and Supports, Recovery Sciences, Surgical Implant, and International.  Our Bracing and Supports Segment offers to customers in the United States, orthopedic soft goods; rigid knee braces; cold therapy devices and vascular systems which include products intended to prevent deep vein thrombosis following surgery.  Our Recovery Sciences Segment offers to customers in the United States, non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; electrotherapy devices and accessories used to treat pain and restore muscle function; iontophoretic devices and accessories used to deliver medication; clinical therapy tables, traction equipment and other clinical therapy equipment; and orthotic devices used to treat joint and spine conditions. Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products to customers in the United States. Our International segment offers all of our products to customers outside the United States.

Except as otherwise indicated, references to “us”, “we”, “DJOFL”, “our”, “DJO”, or “our Company”, refers to DJO Finance LLC (DJOFL) and its consolidated subsidiaries.

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

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Our unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows as of and for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended July 3, 2010 and June 27, 2009 each included 64 days. The six months ended July 3, 2010 and June 27, 2009 included 129 and 125 days, respectively.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, self insurance, income taxes, goodwill and intangible assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash consists of deposits with financial institutions. We consider all short-term, highly liquid investments and investments in money market funds and commercial paper with original maturities of less than three months at the time of purchase to be cash equivalents.

Computer Software Costs.  Software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years. In accordance with ASC Topic 350 (formerly American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer software Developed or Obtained for Internal Use”), we capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  These assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining estimated useful lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality.  In 2008, we began implementing a new ERP system, which has resulted in approximately $17.6 million of capitalized software costs as of July 3, 2010.

Derivative Financial Instruments.  We account for derivatives pursuant to ASC Topic 815 (formerly Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging”), and related amendments, which requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of their purpose or intent.

Foreign Exchange Forward Contracts.  We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before entering into a derivative instrument to hedge a specific risk, potential natural hedges are evaluated.  While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges under ASC Topic 815. We determine the fair value of our foreign forward contracts in accordance with ASC Topic 820 (formerly SFAS No. 157, “Fair Value Measurement”).  The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of our derivatives is recorded in other income (expense), net, within the unaudited condensed consolidated statements of operations.  At July 3, 2010, the fair value of our foreign exchange forward contracts was an asset of $0.1 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Interest Rate Swap Agreements.  We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable over the term of the credit facilities. We have designated these interest rate swap agreements as cash flow hedges and account for our interest rate swap agreements in accordance with ASC Topic 815.  At July 3, 2010, the fair value of our interest rate swap agreements was a liability of $10.9 million and was determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Foreign Currency Translation and Transactions.  The financial statements of our international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated other comprehensive income (loss) within equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the unaudited condensed consolidated statements of operations.

Comprehensive loss consists of the following for the three and six months ended July 3, 2010 (in thousands):

	Three Months			Six Months
	DJOFL	Non- controlling Interests	Total	DJOFL	Non- controlling Interests	Total
Net income (loss), as reported	$243	$321	$564	$(33,415)	$643	$(32,772)
Foreign currency translation adjustments, net of tax	(2,459)	—	(2,459)	(9,765)	—	(9,765)
Change in fair value of interest rate swap agreements, net of tax	580	—	580	198	—	198
Comprehensive loss	$(1,636)	$321	$(1,315)	$(42,982)	$643	$(42,339)

Comprehensive loss consists of the following for the three and six months ended June 27, 2009 (in thousands):

	Three Months			Six Months
	DJOFL	Non- controlling Interests	Total	DJOFL	Non- controlling Interests	Total
Net loss, as reported	$(13,085)	$135	$(12,950)	$(27,393)	$274	$(27,119)
Foreign currency translation adjustments, net of tax	4,747	—	4,747	1,653	—	1,653
Change in fair value of interest rate swap agreements, net of tax	(556)	—	(556)	(3,902)	—	(3,902)
Comprehensive loss	$(8,894)	$135	$(8,759)	$(29,642)	$274	$(29,368)

Reclassifications.  The financial statements and notes thereto reflect certain reclassifications to prior year amounts to conform to the current year presentation.

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

In January 2010, we adopted ASC Topic 860 (formerly SFAS No. 166, “Accounting for the Transfers of Financial Assets as amendment of FASB Statement No. 140” (“SFAS 166”) which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets” (“SFAS 140”).  SFAS 166 makes the following amendments to SFAS 140: 1) removes concept of qualifying special-purpose entities from SFAS 140; 2) modifies the financial components approach used and limits the circumstances in which a transferor has not transferred the original financial asset to an entity that is not consolidated with the transferor in the financial statements; 3) establishes conditions for reporting a transfer of a portion of a financial asset as a sale; 4) redefines a participating interest; 5) clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer, even if not entered into at the time of the transfer; 6) clarifies that the transferor must evaluate whether it, its consolidated affiliates included in the financial statements being presented, or its agency effectively control the transferred financial asset directly or indirectly; 7) requires that the transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of the a transfer of an entire asset or group of financial assets accounted for as a sale; 8) removes special provisions for guaranteed mortgage securitizations to require them to be treated the same as any other transfer of financial assets; 9) Removes fair value practicability exception from measuring the proceeds received by a transferor in a transfer that meets the conditions for sale accounting at fair value; and 10) requires enhanced disclosures. The adoption of ASC Topic 860 had no impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605 (formerly Emerging Issues Task Force (“EITF”) Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables.”). ASU 2009-13 provides guidance concerning (1) the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting, and (2) the manner in which consideration should be measured and allocated to the separate units of accounting in the multiple-element arrangement, and is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, this issue will have on our consolidated financial statements. However, we do not expect that this issue will result in a change in current practice.

2.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	July 3, 2010	June 27, 2009
Balance, beginning of period	$48,306	$36,521
Provision for doubtful accounts and sales returns	17,388	17,375
Write-offs, net of recoveries	(17,468)	(9,345)
Balance, end of period	$48,226	$44,551

3.  INVENTORIES

Inventories consist of the following (in thousands):

	July 3, 2010	December 31, 2009
Components and raw materials	$27,097	$29,967
Work in process	5,619	3,745
Finished goods	56,289	50,558
Inventory held on consignment	22,347	24,121
	111,352	108,391
Less inventory reserves	(10,874)	(12,511)
	$100,478	$95,880

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	July 3, 2010	June 27, 2009
Balance, beginning of period	$12,511	$17,798
Provision charged to cost of sales	2,840	2,157
Write-offs, net of recoveries	(4,477)	(4,908)
Balance, end of period	$10,874	$15,047

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

4.  GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended July 3, 2010 are as follows (in thousands):

Balance, beginning of period	$1,191,497
Foreign currency translation adjustments	(8,244)
Balance, end of period	$1,183,253

Identifiable intangible assets consisted of the following as of July 3, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization, net:
Technology-based	$458,150	$(112,366)	$345,784
Customer-based	488,442	(117,087)	371,355
	$946,592	$(229,453)	717,139
Indefinite-lived intangible assets:
Trademarks and trade names			428,269
Foreign currency translation adjustments			445
			$1,145,853

Identifiable intangible assets consisted of the following as of December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization, net:
Technology-based	$458,726	$(94,385)	$364,341
Customer-based	487,998	(96,906)	391,092
	$946,724	$(191,291)	755,433
Indefinite-lived intangible assets:
Trademarks and trade names			428,269
Foreign currency translation adjustments			3,975
			$1,187,677

Our intangible assets with finite useful lives are being amortized using the straight-line method over their estimated useful lives ranging from one to 20 years. Based on our amortizable intangible asset balances as of July 3, 2010, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2010	$38,491
2011	75,675
2012	74,441
2013	69,189
2014	67,368
Thereafter	391,975
$717,139

5.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	July 3, 2010	December 31, 2009
Wages and related expenses	$24,064	$20,668
Other accrued liabilities	18,103	17,933
Commissions and royalties	12,063	12,953
Accrued product liability insurance premiums	8,737	—
Professional fees	6,076	5,529
Interest rate swap derivative	5,540	9,701
Rebates	5,477	4,482
Taxes payable	4,264	3,061
Accrued product liability claims	2,514	1,988
Warranties	2,219	1,714
Accrued ERP costs	1,852	5,800
Integration costs	1,565	6,779
	$92,474	$90,608

6.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	July 3, 2010	December 31, 2009
Term loan under Senior Secured Credit Facility, net of unamortized original issue discount ($7.6 million and $9.3 million at July 3, 2010 and December 31, 2009, respectively)	$927,828	$1,034,427
10.875% Senior Notes, net of unamortized original issue premium ($4.7 million at July 3, 2010)	679,661	575,000
11.75% Senior Subordinated Notes	200,000	200,000
Notes payable for acquisitions	2,828	2,860
Capital lease obligations	112	228
Other	—	355
Total debt and capital lease obligations	1,810,429	1,812,870
Current maturities	(12,470)	(15,926)
Long-term debt and capital lease obligations	$1,797,959	$1,796,944

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility which consisted of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. The original $12.6 million discount was being amortized as additional interest expense, using the effective interest method over the term of the term loan facility increasing the reported outstanding balance accordingly. In the first quarter of 2010, we made a voluntary prepayment of $101.5 million towards the aggregate principal amount of our term loan under the Senior Secured Credit Facility. In addition, based on annual excess cash flow, as defined, for the year ended December 31, 2009, we were required to make a prepayment of the term loan outstanding under our Senior Secured Credit Facility of approximately $2.0 million, which we paid in March 2010. As a result of our prepayments, we accelerated the amortization associated with our unamortized original issue discount by approximately $0.8 million, relating to the portion of the term loans that were repaid.

The market value of our term loan facility was approximately $893.3 million as of July 3, 2010 and was determined using trading prices for our term loan on or near that date. As of July 3, 2010, no amounts were drawn related to our revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 14).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired at December 31, 2009. In February 2009, we entered into two non-amortizing interest rate swap agreements. One agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning February 2009 and expired at December 31, 2009. The other agreement was for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four non-amortizing interest rate swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  As of July 3, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.58%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Agreement. Any mandatory prepayments are applied to the term loan facilities in direct order of maturity.  Based on excess cash flows, as defined, for the year ended December 31, 2009, we were required to make a prepayment of the term loan outstanding under our Senior Secured Credit Facility of approximately $2.0 million, which we paid in March 2010. We expect to reinvest the net proceeds from our 2009 asset sales during 2010 as permitted by our credit agreement and, as such, our calculation of 2009 excess cash flows excluded those net proceeds. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.  In January 2010, we issued $100 million of new 10.875% Senior Notes and used the net proceeds, along with cash on hand, to make a voluntary prepayment of $101.5 million towards the aggregate principal amount of our term loan under the Senior Secured Credit Facility.

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

Certain Covenants and Events of Default.  The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•                  incur additional indebtedness,

•                  create liens on assets,

•                  change fiscal years,

•                  enter into sale and leaseback transactions,

•                  engage in mergers or consolidations,

•                  sell assets,

•                  pay dividends and other restricted payments,

•                  make investments, loans or advances,

•                  repay subordinated indebtedness,

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 4.00:1 for the trailing twelve months ended July 3, 2010, stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of July 3, 2010, our maximum senior secured leverage ratio was within the covenant level, and we were in compliance with all other applicable covenants.

10.875% Senior Notes

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

On January 20, 2010, we issued $100.0 million aggregate principal amount of new 10.875% Senior Notes, pursuant to the 10.875% Indenture that also governs our existing 10.875% Notes due 2014. The net proceeds of the issuance (excluding approximately $2.0 million of interest accrued from November 15, 2009 to January 19, 2010, which was included in the interest payment we made to noteholders on May 15, 2010), along with cash on hand, were used to repay $101.5 million aggregate principal amount of existing term loans under the Senior Secured Credit Facility. In connection with the issuance of these notes, we received a premium of $5.0 million, which is being amortized over the term of the note, as a reduction to interest expense in our unaudited condensed consolidated statements of operations.  Collectively, the new 10.875% Senior Notes and the existing 10.875% Notes are referred to as the 10.875% Notes.

The 10.875% Notes require semi-annual interest payments of approximately $36.7 million each May 15 and November 15 and are due November 15, 2014. The market value of the 10.875% Notes was approximately $703.7 million as of July 3, 2010 and was determined using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of July 3, 2010, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes

The Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes in November 2006 (the “11.75% Notes”). The 11.75% Notes require semi-annual interest payments of approximately $11.8 million each May 15 and November 15 and are due November 15, 2014.

The market value of the 11.75% Notes was approximately $205.0 million as of July 3, 2010 and was determined using trading prices for the 11.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 11.75% Notes.

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

Debt Issuance Costs

We incurred $30.7 million, $27.7 million (including $3.3 million incurred during the six months ended July 3, 2010 in connection with the sale of the new 10.875% Senior Notes), and $10.2 million of debt issuance costs in connection with the Senior Secured Credit Facility, the 10.875% Notes, and the 11.75% Notes, respectively. These costs have been capitalized and are included in other non-current assets in the condensed consolidated balance sheets as of July 3, 2010 (unaudited) and December 31, 2009. Debt issuance costs are being amortized over the terms of the respective debt instruments through November 2014. As a result of the prepayment of $101.5 million of aggregate principal amount of existing term loans under the Senior Secured Credit Facility in the first quarter of 2010, we recognized a loss of approximately $1.9 million, due to the write off of unamortized debt issuance costs relating to the portion of the term loans that were repaid.

7.  STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity compensation plan, the DJO Incorporated 2007 Incentive Stock Plan (the “2007 Plan”), under which we are authorized to grant options up to 7,500,000 shares of Common Stock of our indirect parent, DJO Incorporated, subject to adjustment in certain events. Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the “DJO Form Option Agreement”) for employee stock option awards under the 2007 Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (“Time-Based Tranche”). As initially adopted, another one-third of stock options will vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow on an annual basis (“Performance-Based Tranche”), as defined in the DJO Form Option Agreement. As amended in March 2009, the final one-third of stock options will vest based upon achieving a minimum internal rate of return (“IRR”) and a minimum return of money on invested capital (“MOIC”), as defined in the DJO Form Option Agreement; each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock (“Enhanced Market-Return Tranche”).

In March 2010, the Compensation Committee approved further modifications to the terms of the outstanding options and the DJO Form Option Agreement. The Time-Based Tranche and Enhanced Market-Return Tranche terms remain the same as discussed above. The financial performance targets for the future years of the Performance-Based Tranche were replaced by targets with different financial metrics. These new targets are similar to the Enhanced Market-Return Tranche as they require achievement of a minimum IRR and MOIC, each measured with respect to Blackstone’s aggregate investment in our capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in our capital stock (referred to herein as the “Market-Return Tranche”). As a result of this modification, the Market-Return Tranche has both a performance component and a market condition component.

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

Employee Stock Options

During the six months ended July 3, 2010 we granted 483,550 stock options under the 2007 Plan to senior management, and certain other employees.

We recorded non-cash compensation expense of approximately $0.4 million and $0.9 million for the three and six months ended July 3, 2010, respectively, associated with stock options issued under the 2007 Plan. We recorded non-cash compensation expense of approximately $0.8 million and $1.3 million for the three and six months ended June 27, 2009, respectively, associated with stock options issued under the 2007 Plan. We record compensation expense for awards with a service or market condition ratably over the service period. We record compensation expense for awards with a performance condition only to the extent deemed probable of achievement.  We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. To date, no amount has been recorded for the Market Return or the Enhanced Market-Return Tranches, as achievement of the performance component is not deemed probable at this time.

The fair value of each option is estimated on the date of grant, using the Black-Scholes-Merton option pricing model for service awards and a binomial model for market based awards. In estimating fair value for new options issued under the 2007 Plan, expected volatility was based completely on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified approach to calculate the expected term. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service and performance-based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect at the time of grant. As a result of the 2009 and 2010 modifications, we will no longer use the original grant date fair value to measure compensation cost related to the Market-Return and Enhanced Market-Return tranches, and have re-assessed the assumptions used to determine the fair value of options at the date of modification and at subsequent grant dates.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The following table presents the assumptions we used in calculating the fair value of employee stock options for the six months ended July 3, 2010 and June 27, 2009:

	Six Months Ended
	July 3, 2010	June 27, 2009
Assumptions used to estimate fair value of awards granted:
Expected volatility	34.2 – 34.5%	34.4%
Risk—free interest rate	2.8 – 3.0%	2.3%
Expected term	6.4 – 7.0 years	6.3 years
Expected dividend yield	none	none

Non-Employee Stock Options

During the six months ended July 3, 2010 we granted 1,200 stock options under the 2007 Plan to non-employees, with an exercise price of $16.46 per share, which is equal to 100% of the estimated fair market value of the stock. Non-cash compensation expense was $0.1 million for each of the three and six month periods ended July 3, 2010 and June 27, 2009, respectively.

8.  MEMBERSHIP EQUITY

In June 2010, DJO Incorporated, our indirect parent, sold 62,748 shares of its common stock, at $16.46 per share in an offering to certain accredited investors comprised of employees, directors and independent sales agents, subject to the execution of a stockholders agreement including certain rights and restrictions. The proceeds were contributed to us as an additional investment, and were included in member capital in our unaudited condensed consolidated balance sheet as of July 3, 2010. The investment of approximately $1.0 million (after deducting issuance costs) will be used for working capital purposes.  In addition, subsequent to July 3, 2010, 24,304 additional shares were issued pursuant to this offering.  The offering terminated as of July 31, 2010.

9. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.  In the second quarter of 2010, we changed how we report our segment financial information to senior management. Prior to the second quarter of 2010, our Bracing and Supports and Recovery Sciences businesses were reported together within the Domestic Rehabilitation Segment.  During the second quarter, as a result of our recent sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Supports Segment

Our Bracing and Supports Segment, which generates its revenues in the United States, offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.  This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Recovery Sciences Segment

Our Recovery Sciences Segment, which generates its revenues in the United States, is divided into four main businesses:

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

Surgical Implant Segment

Our Surgical Implant Segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

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

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales:
Bracing and Supports	$78,915	$74,789	$153,931	$142,836
Recovery Sciences	87,273	84,816	171,477	163,973
Surgical Implant	15,214	16,378	32,176	31,681
International	61,125	59,129	125,019	114,275
	$242,527	$235,112	$482,603	$452,765

Gross profit:
Bracing and Supports	$43,983	$41,728	$85,344	$78,602
Recovery Sciences	66,409	64,471	129,020	123,785
Surgical Implant	10,813	12,864	24,275	24,762
International	37,671	34,706	75,400	66,211
Expenses not allocated to segments and eliminations	(914)	(813)	(3,355)	(1,751)
	$157,962	$152,956	$310,684	$291,609

Operating income:
Bracing and Supports	$17,605	$18,262	$33,240	$30,890
Recovery Sciences	29,466	27,133	54,479	48,247
Surgical Implant	1,396	3,717	4,144	6,177
International	15,717	12,868	31,035	22,931
Expenses not allocated to segments and eliminations	(48,215)	(42,962)	(89,358)	(76,108)
	$15,969	$19,018	$33,540	$32,137

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined.  We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales:
United States	$175,240	$170,725	$347,744	$332,743
Germany	18,249	17,953	39,321	34,700
Other Europe, Middle East, & Africa	25,796	32,779	51,602	61,393
Asia Pacific	6,914	3,798	13,147	6,848
Other	16,328	9,857	30,789	17,081
	$242,527	$235,112	$482,603	$452,765

10.  INCOME TAXES

Income taxes for the interim periods presented have been included in our unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of nondeductible expenses, foreign taxes, deferred taxes on the assumed repatriation of foreign earnings, and the existence of valuation allowances in foreign jurisdictions. Based on changes in our annual 2010 financial projection as of July 3, 2010, the income tax benefit recorded for the three months ended July 3, 2010 was $24.6 million on a pre-tax loss of $24.0 million, resulting in an effective tax rate of 102%. This tax benefit included the reversal of certain tax expense amounts recorded for the three months ended April 3, 2010, bringing our year-to-date tax benefit to $14.8 million, reflecting an effective tax rate of 31.1% of our year-to-date pretax loss. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

For the three and six months ended June 27, 2009, we recorded income tax benefits of approximately $5.0 million and $16.9 million, respectively, on pre-tax losses of approximately $17.4 million and $43.9 million, resulting in effective tax rates of 28.7% and 38.5%, respectively. The difference in the tax benefit recorded during the three and six months ended July 3, 2010 and the three and six months ended June 27, 2009 is primarily due to differences in the projected annualized effective tax rates for each year as determined by the Company.  In addition, a beneficial impact of a tax law change was recorded during the first quarter of 2009 as a discrete item.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (“IRS”) completed its field examination of the 2005 and 2006 tax years during the three months ended July 3, 2010.  The IRS has proposed material adjustments related to transaction cost, stock option, and bad debt deductions included in our 2006 tax return.  We intend to appeal each of the proposed adjustments vigorously through the IRS appeals process.  However, should the IRS’ proposed adjustments be upheld in appeals, a material reduction in our currently unreserved net operating losses could result.  At December 31, 2009, our gross unrecognized tax benefits were $19.1 million.  For the six months ended July 3, 2010, we increased our gross unrecognized tax benefits by $0.7 million. Our total gross unrecognized tax benefits were $19.8 million at July 3, 2010, including a cumulative $2.0 million related to interest and penalties.  There is a reasonable possibility that the closing of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months.  Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated.  Due to our adoption of ASC Topic 805 (formerly SFAS No. 141R, “Business Combinations”) on January 1, 2009, all unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.2 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

11.  RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of Chattanooga activities to our existing facilities occurred during the first half of 2010. A summary of the activity relating to the restructuring for the six months ended July 3, 2010 is as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance at December 31, 2009	4,049	405	4,454
Expensed during period	1,111	123	1,234
Payments made during period	(4,317)	(444)	(4,761)
Balance at July 3, 2010	$843	$84	$927

Total severance and employee retention related expenses incurred to date as a result of the transition of our Chattanooga activities are $6.6 million, and are included within selling, general and administrative, and research and development expenses in our unaudited condensed consolidated statements of operations. We do not expect to incur additional material severance and employee retention expenses in conjunction with the Chattanooga integration.

As a result of our integration of the operations of our Chattanooga division, we exited the facilities in Hixson, and listed the buildings for sale during the six months ended July 3, 2010. Due to a decline in the fair market value of the buildings, we recorded an impairment charge of $1.1 million during the six months ended July 3, 2010, which has been reflected as impairment of assets held for sale in our unaudited condensed consolidated statements of operations. The fair market value of the buildings held for sale is approximately $2.8 million, and is included in other current assets in our unaudited condensed consolidated balance sheet at July 3, 2010.

12.  COMMITMENTS AND CONTINGENCIES

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

We are currently named as one of several defendants in approximately 100 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. Although both manufacturers have rejected our tenders of indemnity, we are in discussions with both to reach a resolution of the indemnity issue. The products liability carriers for both manufacturers have accepted coverage for our defense of these claims.  The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a $5 million self-insured retention has been paid and our underlying insurance has been exhausted.  Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages from initial pleading and discovery to pre-trial preparation. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

On August 2, 2010, we were served with a subpoena under the Health Insurance Portability and Accountability Act (“HIPAA”) seeking numerous documents related to our activities involving the infusion pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation of Federal health care offenses. We are reviewing the subpoena, but do not have any additional information regarding the focus of the investigation. We believe that our actions related to our prior distribution of these infusion pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011.  No carriers were prepared to cover claims for this reporting period arising out of the pain pump product described above and therefore our current policies exclude coverage for those products.  For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to the IceMan cold therapy unit, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than the IceMan device, and an aggregate self-insured retention of $2.25 million.  We purchased supplemental extended reporting period (“SERP”) coverage for our $80 million limit product liability program that expired on June 30, 2010, and this supplemental coverage is limited to pain pump claims.  Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limit on the expiring program but does provide that the existing limits of the expiring program will remain available for claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers. We also purchased additional coverage of $25 million excess of $80 million with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the expiring program). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, with an aggregate self-insured retention of $1.0 million for all products liability claims under either the expiring program or the SERP program. In addition, the layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our two products liability programs prior to the program that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies as well as the expiring program.

If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. Our condensed consolidated balance sheets as of July 3, 2010 (unaudited) and December 31, 2009, include accrued liabilities of approximately $2.5 million and $2.0 million, respectively, for expenses related to products liability claims for products other than our pain pump products.  The amounts accrued are based upon previous claims experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies. In addition, our unaudited condensed consolidated balance sheet as of July 3, 2010 includes accrued liabilities of $8.7 million for the SERP for product claims related to our discontinued pain pump products.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint.  The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant.  We plan to file another motion to dismiss directed at the second amended complaint. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

13.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (“BMP”), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of the twelfth anniversary of the date of the agreement or such date as DJOFL and BMP may mutually determine. DJOFL will agree to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the transaction and monitoring fee agreement, assuming a hypothetical termination date of the agreement to be the twelfth anniversary of such election. For each of the three and six month periods presented, we recognized $1.75 million and $3.5 million, respectively, related to the monitoring fee, which is recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

14.  DERIVATIVE INSTRUMENTS

We operate internationally and are therefore exposed to foreign currency exchange rate fluctuations in the normal course of our business, in particular to changes in the Mexican Peso (“MXP”) due to our Mexico-based manufacturing operations that incur costs that are largely denominated in MXP. As part of our risk management strategy, we use derivative instruments to hedge portions of our exposure. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges under ASC Topic 815.  Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. Derivative instruments are only utilized to manage underlying exposures that arise from our business operations. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments.  At July 3, 2010, we had foreign exchange forward contracts, with a notional amount of MXP 228.0 million, or approximately $17.1 million. These foreign exchange forward contracts expire weekly throughout the fiscal year 2010.

Additionally, we make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable over the term of the credit facilities. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009.  In February 2009, we entered into two non-amortizing interest rate swap agreements.  One agreement was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009.  The other agreement was for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% with a term beginning January 2010 through December 2010.  In August 2009, we entered into four non-amortizing interest rate swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  We have designated these interest rate swap agreements as cash flow hedges under ASC Topic 815.

In accordance with ASC Topic 820, we follow the three levels of the fair value hierarchy for disclosure of the inputs to valuation. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At July 3, 2010, the fair value of our interest rate swap agreements and our foreign currency exchange forward contracts were determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

The following table summarizes the fair value of our derivative instruments as of July 3, 2010 (unaudited) and December 31, 2009 (in thousands):

	July 3, 2010	December 31, 2009
Current derivative assets:
Foreign exchange forward contracts	$113	$89

Derivative liabilities:
Current portion of interest rate swaps	$5,540	$9,701
Long-term portion of interest rate swaps	5,380	1,543
	$10,920	$11,244

The following table summarizes the effect our derivative instruments have on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Foreign exchange forward contracts	Other income (expense), net	$113	$(366)	$1,241	$(3,372)
Interest rate swaps	Interest expense	(2,998)	(4,251)	(6,193)	(7,628)
		$(2,885)	$(4,617)	$(4,952)	$(11,000)

15.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of July 3, 2010 and December 31, 2009 and for the three and six months ended July 3, 2010 and June 27, 2009, respectively.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non — Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,972	$13,069	$17,043	$—	$34,084
Accounts receivable, net	—	114,716	32,136	—	146,852
Inventories, net	—	84,095	24,765	(8,382)	100,478
Deferred tax assets, net	—	36,025	3,863	(146)	39,742
Prepaid expenses and other current assets	73	21,517	3,322	—	24,912
Total current assets	4,045	269,422	81,129	(8,528)	346,068
Property and equipment, net	—	74,319	12,990	(4,240)	83,069
Goodwill	—	1,108,702	102,468	(27,917)	1,183,253
Intangible assets, net	—	1,111,154	34,699	—	1,145,853
Investment in subsidiaries	1,297,702	1,659,562	32,124	(2,989,388)	—
Intercompany receivables	1,007,613	—	—	(1,007,613)	—
Other non-current assets	36,460	754	1,424	30	38,668
Total assets	$2,345,820	$4,223,913	$264,834	$(4,037,656)	$2,796,911

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$43,901	$6,777	$—	$50,678
Current portion of debt and capital lease obligations	9,594	50	2,826	—	12,470
Other current liabilities	23,599	61,829	19,806	—	105,234
Total current liabilities	33,193	105,780	29,409	—	168,382
Long-term debt and capital lease obligations	1,797,896	63	—	—	1,797,959
Deferred tax liabilities, net	—	283,333	13,519	—	296,852
Intercompany payables, net	—	913,179	94,434	(1,007,613)	—
Other long-term liabilities	—	15,183	1,472	—	16,655
Total liabilities	1,831,089	1,317,538	138,834	(1,007,613)	2,279,848
Noncontrolling interests	—	—	2,332	—	2,332
Total membership equity	514,731	2,906,375	123,668	(3,030,043)	514,731
Total liabilities and equity	$2,345,820	$4,223,913	$264,834	$(4,037,656)	$2,796,911

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$205,053	$32,765	$4,709	$242,527
Cost of sales (exclusive of amortization of intangible assets of $9,062 included below)	—	74,732	7,280	2,553	84,565
Gross profit	—	130,321	25,485	2,156	157,962
Operating expenses:
Selling, general and administrative	—	96,052	19,663	—	115,715
Research and development	—	4,542	918	—	5,460
Impairment of assets held for sale	—	1,147	—	—	1,147
Amortization of intangible assets	—	18,716	955	—	19,671
	—	120,457	21,536	—	141,993
Operating income	—	9,864	3,949	2,156	15,969
Other income (expense):
Interest expense	(37,124)	(10,464)	(863)	11,001	(37,450)
Interest income	9,205	1,970	148	(11,001)	322
Other income (expense), net	28,162	4,683	(2,211)	(33,471)	(2,837)
	243	(3,811)	(2,926)	(33,471)	(39,965)
Income (loss) before income taxes	243	6,053	1,023	(31,315)	(23,996)
Income tax provision (benefit)	—	(25,863)	1,303	—	(24,560)
Net income (loss)	243	31,916	(280)	(31,315)	564
Net income attributable to noncontrolling interests	—	—	321	—	321
Net income (loss) attributable to DJO Finance LLC	$243	$31,916	$(601)	$(31,315)	$243

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$415,864	$103,114	$(36,375)	$482,603
Cost of sales (exclusive of amortization of intangible assets of $17,981 included below)	—	158,296	50,968	(37,345)	171,919
Gross profit	—	257,568	52,146	970	310,684
Operating expenses:
Selling, general and administrative	—	186,147	40,094	—	226,241
Research and development	—	9,274	1,757	—	11,031
Impairment of assets held for sale	—	1,147	—	—	1,147
Amortization of intangible assets	—	36,793	1,932	—	38,725
		233,361	43,783	—	277,144
Operating income	—	24,207	8,363	970	33,540
Other income (expense):
Interest expense	(77,466)	(21,251)	(1,796)	22,351	(78,162)
Interest income	19,955	2,773	298	(22,351)	675
Other income (expense), net	24,096	(20,825)	(2,942)	(3,946)	(3,617)
	(33,415)	(39,303)	(4,440)	(3,946)	(81,104)
Income (loss) before income taxes	(33,415)	(15,096)	3,923	(2,976)	(47,564)
Income tax provision (benefit)	—	(17,079)	2,287	—	(14,792)
Net income (loss)	(33,415)	1,983	1,636	(2,976)	(32,772)
Net income attributable to noncontrolling interests	—	—	643	—	643
Net income (loss) attributable to DJO Finance LLC	$(33,415)	$1,983	$993	$(2,976)	$(33,415)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(33,415)	$1,983	$1,636	$(2,976)	$(32,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	10,811	2,358	(64)	13,105
Amortization of intangible assets	—	36,793	1,932	—	38,725
Amortization of debt issuance costs and non-cash interest expense	7,193	—	—	—	7,193
Stock-based compensation expense	—	865	—	—	865
Loss on disposal of assets, net	—	709	129	(178)	660
Deferred income tax benefit	—	(17,409)	(138)	—	(17,547)
Non-cash income from subsidiaries	(21,332)	513,115	20,877	(512,660)	—
Provision for doubtful accounts and sales returns	—	17,054	334	—	17,388
Inventory reserves	—	2,472	368	—	2,840
Impairment of assets held for sale	—	1,147	—	—	1,147
Changes in operating assets and liabilities:
Accounts receivable	—	(18,733)	(608)	—	(19,341)
Inventories	—	(3,993)	(2,392)	(2,234)	(8,619)
Prepaid expenses and other assets	92	11,954	(23,987)	—	(11,941)
Accounts payable and other current liabilities	1,632	18,345	(1,527)	—	18,450
Net cash provided by (used in) operating activities	(45,830)	575,113	(1,018)	(518,112)	10,153
INVESTING ACTIVITIES:
Cash paid in connection with acquisitions, net of cash acquired	—	(810)	—	—	(810)
Purchases of property and equipment	—	(12,904)	(3,096)	1,505	(14,495)
Other investing activities, net	—	69	(567)	—	(498)
Net cash used in investing activities	—	(13,645)	(3,663)	1,505	(15,803)
FINANCING ACTIVITIES:
Intercompany	49,449	(566,251)	195	516,607	—
Proceeds from issuance of debt	118,000	—	130	—	118,130
Repayments of debt and capital lease obligations	(121,298)	(525)	(12)	—	(121,835)
Payment of debt issuance costs	(3,348)	—	—	—	(3,348)
Investment by parent	—	988	—	—	988
Dividend by subsidiary to noncontrolling interests	—	—	(529)	—	(529)
Net cash provided by (used in) financing activities	42,803	(565,788)	(216)	516,607	(6,594)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,717	—	1,717
Net increase (decrease) in cash and cash equivalents	(3,027)	(4,320)	(3,180)	—	(10,527)
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$3,972	$13,069	$17,043	$—	$34,084

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,999	$17,389	$20,223	$—	$44,611
Accounts receivable, net	—	113,258	32,954	—	146,212
Inventories, net	—	80,491	23,705	(8,316)	95,880
Deferred tax assets, net	—	40,474	993	(1,019)	40,448
Prepaid expenses and other current assets	162	11,368	3,195	—	14,725
Total current assets	7,161	262,980	81,070	(9,335)	341,876
Property and equipment, net	—	76,883	12,811	(2,980)	86,714
Goodwill	—	1,108,703	82,794	—	1,191,497
Intangible assets, net	—	1,147,504	40,173	—	1,187,677
Investment in subsidiaries	1,275,652	2,362,165	71,566	(3,709,383)	—
Intercompany receivables	1,065,693	—	—	(1,065,693)	—
Other non-current assets	38,946	(1,913)	5,382	—	42,415
Total assets	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$34,750	$7,393	$1	$42,144
Current portion of debt and capital lease obligations	12,568	140	3,218	—	15,926
Other current liabilities	22,165	60,992	18,419	—	101,576
Total current liabilities	34,733	95,882	29,030	1	159,646
Long-term debt and capital lease obligations	1,796,859	83	2	—	1,796,944
Deferred tax liabilities, net	—	302,870	15,272	2,989	321,131
Intercompany payables, net	—	960,790	104,903	(1,065,693)	—
Other non-current liabilities	—	11,162	2,927	—	14,089
Total liabilities	1,831,592	1,370,787	152,134	(1,062,703)	2,291,810
Noncontrolling interests	—	—	2,509	—	2,509
Total membership equity	555,860	3,585,535	139,153	(3,724,688)	555,860
Total liabilities and equity	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$194,514	$67,771	$(27,173)	$235,112
Cost of sales (exclusive of amortization of intangible assets of $9,506 included below)	—	69,537	44,833	(32,214)	82,156
Gross profit	—	124,977	22,938	5,041	152,956
Operating expenses:
Selling, general and administrative	—	89,428	19,177	—	108,605
Research and development	—	5,428	734	—	6,162
Amortization of intangible assets	—	18,639	532	—	19,171
	—	113,495	20,443	—	133,938
Operating income	—	11,482	2,495	5,041	19,018

Other income (expense):
Interest income	4,657	749	150	(5,354)	202
Interest expense	(39,410)	(4,689)	(801)	5,345	(39,555)
Other income, net	21,668	15,073	1,217	(34,991)	2,967
	(13,085)	11,133	566	(35,000)	(36,386)
Income (loss) from continuing operations before income taxes	(13,085)	22,615	3,061	(29,959)	(17,368)
Income tax benefit (expense)	—	6,388	(1,393)	—	4,995
Loss from discontinued operations, net	—	(577)	—	—	(577)
Net income (loss)	(13,085)	28,426	1,668	(29,959)	(12,950)
Net income attributable to noncontrolling interests	—	—	135	—	135
Net income (loss) attributable to DJO Finance LLC	$(13,085)	$28,426	$1,533	$(29,959)	$(13,085)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$381,296	$128,750	$(57,281)	$452,765
Cost of sales (exclusive of amortization of intangible assets of $19,004 included below)	—	138,633	84,399	(61,876)	161,156
Gross profit	—	242,663	44,351	4,595	291,609
Operating expenses:
Selling, general and administrative	—	169,641	39,564	—	209,205
Research and development	—	10,490	1,475	—	11,965
Amortization of intangible assets	—	37,278	1,024	—	38,302
	—	217,409	42,063	—	259,472
Operating income	—	25,254	2,288	4,595	32,137
Other income (expense):
Interest income	9,386	1,437	481	(10,766)	538
Interest expense	(77,840)	(9,465)	(1,604)	10,763	(78,146)
Other income, net	41,061	8,629	442	(48,545)	1,587
	(27,393)	601	(681)	(48,548)	(76,021)
Income (loss) from continuing operations before income taxes	(27,393)	25,855	1,607	(43,953)	(43,884)
Income tax (benefit) provision	—	(17,490)	558	—	(16,932)
Loss from discontinued operations, net	—	(167)	—	—	(167)
Net income (loss)	(27,393)	43,178	1,049	(43,953)	(27,119)
Net income attributable to noncontrolling interests	—	—	274	—	274
Net income (loss) attributable to DJO Finance LLC	$(27,393)	$43,178	$775	$(43,953)	$(27,393)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 27, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(27,393)	$43,178	$1,049	$(43,953)	$(27,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	10,850	2,334	(215)	12,969
Amortization of intangible assets	—	37,278	1,024	—	38,302
Amortization of debt issuance costs and non-cash interest expense	6,457	—	—	—	6,457
Stock-based compensation expense	—	1,426	—	—	1,426
Loss on disposal of assets	—	145	206	(98)	253
Gain on disposal of discontinued operations	—	(458)	—	—	(458)
Deferred income tax (benefit) expense	—	(20,381)	123	2,149	(18,109)
Non-cash income (loss) from subsidiaries	(41,061)	16,254	3	24,804	—
Provision for doubtful accounts and sales returns	—	16,961	414	—	17,375
Inventory reserves	—	1,703	454	—	2,157
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(12,873)	(2,188)	—	(15,061)
Inventories	—	2,420	(2,471)	(155)	(206)
Prepaid expenses and other assets	229	(5,888)	3,045	(338)	(2,952)
Accounts payable and other current liabilities	9,613	(888)	642	256	9,623
Net cash provided by (used in) operating activities	(52,155)	89,727	4,635	(17,550)	24,657
INVESTING ACTIVITIES:
Cash paid in connection with acquisitions, net of cash acquired	—	(2,417)	(1,629)	—	(4,046)
Purchases of property and equipment	—	(8,785)	(2,854)	34	(11,605)
Proceeds received upon disposition of discontinued operations, net	—	21,846	—	—	21,846
Other investing activities, net	—	369	—	—	369
Net cash provided by (used in) investing activities	—	11,013	(4,483)	34	6,564
FINANCING ACTIVITIES:
Intercompany	70,819	(87,783)	(552)	17,516	—
Proceeds from issuance of debt	54,999	(3)	76	—	55,072
Repayments of debt and capital lease obligations	(73,663)	23	(356)	—	(73,996)
Net cash provided by (used in) financing activities	52,155	(87,763)	(832)	17,516	(18,924)
Effect of exchange rate changes on cash and cash equivalents	—	—	(911)	—	(911)
Net increase (decrease) in cash and cash equivalents	—	12,977	(1,591)	—	11,386
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$—	$27,350	$14,519	$—	$41,869

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” of our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010, describes these and other important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes to those financial statements as well as the other financial data included elsewhere in this Form 10-Q.

Overview of Business

We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We are one of the largest non-surgical orthopedic rehabilitation device companies in the world, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad. In the second quarter of 2010, we changed how we report financial information to senior management. Prior to the second quarter of 2010, our Bracing and Supports and Recovery Sciences businesses were reported together within the Domestic Rehabilitation Segment. During the second quarter, as a result of our recent sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change.  We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Supports Segment

Our Bracing and Supports Segment, which generates its revenues in the United States, offers our DonJoy, ProCare and Aircast products, including rigid knee bracing, orthopedic soft goods, cold therapy products, and vascular systems.  This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

Recovery Sciences Segment

Our Recovery Sciences Segment, which generates its revenues in the United States, is divided into four main businesses:

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

Surgical Implant Segment

Our Surgical Implant Segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

International Segment

Our International Segment, which generates most of its revenues in Europe, sells all of our products and certain third party products through a combination of direct sales representatives and independent distributors.

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of orthopedic devices and related products to orthopedic specialists operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 9 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

Set forth below is net sales, gross profit and operating income information for our reportable segments for the three and six months ended July 3, 2010 and June 27, 2009. This information excludes intersegment and certain expenses not allocated to segments, primarily general corporate expenses and non-recurring charges related to our integration activities.  All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Six Months Ended
($ in thousands)	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Bracing and Supports:
Net sales	$78,915	$74,789	$153,931	$142,836
Gross profit	$43,983	$41,728	$85,344	$78,602
Gross profit margin	55.7%	55.8%	55.4%	55.0%
Operating income	$17,605	$18,262	$33,240	$30,890
Operating income as a percent of net segment sales	22.3%	24.4%	21.6%	21.6%
Recovery Sciences:
Net sales	$87,273	$84,816	$171,477	$163,973
Gross profit	$66,409	$64,471	$129,020	$123,785
Gross profit margin	76.1%	76.0%	75.2%	75.5%
Operating income	$29,466	$27,133	$54,479	$48,247
Operating income as a percent of net segment sales	33.8%	32.0%	31.8%	29.4%
Surgical Implant:
Net sales	$15,214	$16,378	$32,176	$31,681
Gross profit	$10,813	$12,864	$24,275	$24,762
Gross profit margin	71.1%	78.5%	75.4%	78.2%
Operating income	$1,396	$3,717	$4,144	$6,177
Operating income as a percent of net segment sales	9.2%	22.7%	12.9%	19.5%
International:
Net sales	$61,125	$59,129	$125,019	$114,275
Gross profit	$37,671	$34,706	$75,400	$66,211
Gross profit margin	61.6%	58.7%	60.3%	57.9%
Operating income	$15,717	$12,868	$31,035	$22,931
Operating income as a percent of net segment sales	25.7%	21.8%	24.8%	20.1%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended July 3, 2010 and June 27, 2009 each included 64 days. The six months ended July 3, 2010 and June 27, 2009 included 129 and 125 days, respectively.

The following table sets forth our statements of operations as a percentage of net sales for the periods presented ($ in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2010		June 27, 2009		July 3, 2010		June 27, 2009
Net sales	$242,527	100.0%	$235,112	100.0%	$482,603	100.0%	$452,765	100.0%
Cost of sales (exclusive of amortization of intangible assets, see note 1)	84,565	34.9	82,156	34.9	171,919	35.6	161,156	35.6
Gross profit	157,962	65.1	152,956	65.1	310,684	64.4	291,609	64.4
Operating expenses:
Selling, general and administrative	115,715	47.7	108,605	46.2	226,241	46.9	209,205	46.2
Research and development	5,460	2.3	6,162	2.6	11,031	2.3	11,965	2.6
Impairment of assets held for sale	1,147	0.5	—	—	1,147	0.2	—	—
Amortization of intangible assets	19,671	8.1	19,171	8.2	38,725	8.0	38,302	8.5
Operating income	15,969	6.6	19,018	8.1	33,540	6.9	32,137	7.1
Other income (expense):
Interest expense	(37,450)	(15.4)	(39,555)	(16.8)	(78,162)	(16.2)	(78,146)	(17.3)
Interest income	322	0.1	202	0.1	675	0.1	538	0.1
Other income (expense), net	(2,837)	(1.2)	2,967	1.3	(3,617)	(0.7)	1,587	0.4
Loss from continuing operations before income taxes	(23,996)	(9.9)	(17,368)	(7.4)	(47,564)	(9.9)	(43,884)	(9.7)
Income tax benefit	(24,560)	(10.1)	(4,995)	(2.1)	(14,792)	(3.1)	(16,932)	(3.7)
Loss from discontinued operations, net	—	—	(577)	(0.2)	—	—	(167)	(0.0)
Net income (loss)	564	0.2	(12,950)	(5.5)	(32,772)	(6.8)	(27,119)	(6.0)
Net income attributable to noncontrolling interests	321	0.1	135	0.1	643	0.1	274	0.1
Net income (loss) attributable to DJO Finance LLC	$243	0.1%	$(13,085)	(5.6)%	$(33,415)	(6.9)%	$(27,393)	(6.1)%

Note 1 — Cost of sales is exclusive of amortization of intangible assets of $9,062 and $17,981 for the three and six months ended July 3, 2010 and $9,506 and $19,004 for the three and six months ended June 27, 2009, respectively.

Three Months Ended July 3, 2010 compared to Three Months Ended June 27, 2009

Net Sales.  Our net sales for the three months ended July 3, 2010 were $242.5 million, representing an increase of 3.2% as compared to $235.1 million for the three months ended June 27, 2009.  This increase was driven by increased sales across most business units, offset by $1.9 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended June 27, 2009.

For the three months ended July 3, 2010, we generated 25.2% of our net sales from customers outside the United States as compared to 25.1% for the three months ended June 27, 2009. Additionally, sales of new products, which include products that have been on the market less than one year, were $2.6 million for the three months ended July 3, 2010 compared to new product sales of $5.5 million for the three months ended June 27, 2009.

The following table sets forth the mix of our net sales for the three months ended July 3, 2010 compared to the three months ended June 27, 2009 ($ in thousands):

	Three Months Ended
	July 3, 2010	% of Net Sales	June 27, 2009	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Supports	$78,915	32.5%	$74,789	31.8%	$4,126	5.5%
Recovery Sciences	87,273	36.0	84,816	36.1	2,457	2.9
Surgical Implant	15,214	6.3	16,378	7.0	(1,164)	(7.1)
International Segment	61,125	25.2	59,129	25.1	1,996	3.4
	$242,527	100.0%	$235,112	100.0%	$7,415	3.2%

Net sales in our Bracing and Supports Segment were $78.9 million for the three months ended July 3, 2010, reflecting an increase of 5.5% from net sales of $74.8 million for the three months ended June 27, 2009. The increase was driven primarily by increased unit sales, sales of new products launched in the first quarter of 2010, and increased revenue under our new soft goods contract with the Novation group purchasing organization.

Net sales in our Recovery Sciences Segment increased to $87.3 million for the three months ended July 3, 2010 from $84.8 million for the three months ended June 27, 2009, representing a 2.9% increase over the same period in the prior year. The increase is primarily due to continued improvement in sales in our Chattanooga business unit, as well as sales of new products in our Empi business unit, in the three months ended July 3, 2010 as compared to the three months ended June 27, 2009, partially offset by the impact of discontinuing certain Chattanooga products which contributed revenue in 2009.

Net sales in our Surgical Implant Segment decreased to $15.2 million for the three months ended July 3, 2010 from $16.4 million for the three months ended June 27, 2009, representing a 7.1% decrease over the same period in the prior year. The decrease was driven primarily by the sale of our non-core spinal product line in 2009, and decreased sales of our hip and knee products, partially offset by increased sales of our shoulder products.

Net sales in our International Segment for the three months ended July 3, 2010 were $61.1 million, reflecting an increase of 3.4% from net sales of $59.1 million for the three months ended June 27, 2009. The increase was driven primarily by strong sales of our bracing and supports products, and the improving sales of our Chattanooga products, offset by $1.9 million of unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended June 27, 2009, and by the impact of discontinuing certain Chattanooga products which contributed revenue in 2009.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 65.1%, for the three months ended July 3, 2010, consistent with the three months ended June 27, 2009. Our gross profit margin for the three months ended July 3, 2010 was impacted by a less favorable mix of products sold and $1.3 million of unfavorable changes in foreign currency exchange rates compared to the rates in effect for the prior year, partially offset by cost savings achieved in connection with various integration activities.

Gross profit in our Bracing and Supports Segment as a percentage of net sales was 55.7% for the three months ended July 3, 2010 as compared to 55.8% for the three months ended June 27, 2009. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences Segment as a percentage of net sales increased slightly to 76.1% for the three months ended July 3, 2010 from 76.0% for the three months ended June 27, 2009. The increase was primarily driven by cost savings resulting from the integration of our Chattanooga business unit, partially offset by an unfavorable mix of products sold.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 71.1% for the three months ended July 3, 2010 from 78.5% for the three months ended June 27, 2009. The decrease was primarily driven by lower sales volume and certain non recurring costs.

Gross profit in our International Segment as a percentage of net sales increased to 61.6% for the three months ended July 3, 2010 from 58.7% for the three months ended June 27, 2009.  The increase was primarily driven by a more favorable mix of products sold, and cost savings achieved in connection with the integration of our Chattanooga business operations, partially offset by $1.3 million of unfavorable changes in foreign exchange rates.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $115.7 million for the three months ended July 3, 2010 from $108.6 million for the three months ended June 27, 2009, primarily due to increased integration costs for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009.  We incurred the following expenses associated with our integration activities and the implementation of our new global ERP system during the periods presented (in thousands):

	Three Months Ended
	July 3, 2010	June 27, 2009
Integration charges:
Employee severance and relocation	$932	$2,144
Chattanooga integration	1,333	1,058
DJO Merger and other integration	1,355	4,077
U.S Commercial Sales and Marketing reorganization	3,415	—
International integration	27	759
Litigation costs and settlements, net	998	—
Additional product liability insurance premiums	10,293	—
ERP implementation	3,733	7,846
	$22,086	$15,884

During the three months ended July 3, 2010, we incurred $10.3 million of expenses related to additional product liability insurance premiums, which were primarily attributable to supplemental coverage for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was otherwise unavailable when our existing coverage expired on June 30, 2010.

Research and Development.  Our research and development expense decreased to $5.5 million for the three months ended July 3, 2010 from $6.2 million for the three months ended June 27, 2009. As a percentage of net sales, research and development expense decreased slightly to 2.3% for the three months ended July 3, 2010 from 2.6% in the three months ended June 27, 2009, primarily reflecting cost savings from integration activities, and favorable changes in foreign currency exchanges rates from the prior year.

Amortization of Intangible Assets.  Intangible assets are being amortized using the straight-line method over their estimated lives ranging from one to 20 years. Amortization of intangible assets was $19.7 million and $19.2 million for the three months ended July 3, 2010 and June 27, 2009, respectively.

Interest Expense.  Our interest expense decreased to $37.5 million for the three months ended July 3, 2010 from $39.6 million for the three months ended June 27, 2009, primarily due to lower weighted average interest rates on our outstanding debt.

Other Income (Expense), Net.  Other expense, net, was $2.8 million during the three months ended July 3, 2010 compared to $3.0 million of other income, net, during the three months ended June 27, 2009.  Results for both periods were primarily associated with foreign currency transaction gains and losses.

Income Tax Benefit.  For the three months ended July 3, 2010, we recorded an income tax benefit of approximately $24.6 million on a pre-tax loss of approximately $24.0 million, resulting in a 102% effective tax rate.  However, for the six months ended July 3, 2010, we recorded an income tax benefit of approximately $14.8 million on a pre-tax loss of approximately $47.6 million, resulting in a 31.1% effective tax rate.  Based on changes in our annual financial projection as of July 3, 2010, the income tax benefit recorded for the three months ended July 3, 2010 included the reversal of certain tax expense amounts recorded for the three months ended April 3, 2010.  Given the relationship between fixed dollar tax items and pre-tax financial results, our projected annual effective tax rate can change materially based on small variations of income.

For the three months ended June 27, 2009, we recorded an income tax benefit of approximately $5.0 million on a pre-tax loss of approximately $17.4 million, resulting in a 28.7% effective tax rate. The difference in the tax benefit recorded during the three months ended July 3, 2010 and the three months ended June 27, 2009 is primarily attributable to differences in our projected annualized effective tax rates for each year.

Six Months Ended July 3, 2010 compared to Six Months Ended June 27, 2009

Net Sales.  Our net sales for the six months ended July 3, 2010 were $482.6 million, representing an increase of 6.6% from net sales of $452.8 million for the six months ended June 27, 2009.  This increase was driven by increased sales across all business units as well as $2.4 million of favorable changes in foreign exchange rates compared to rates in effect for the six months ended June 27, 2009.  Net sales for the six months ended July 3, 2010 were also favorably impacted by the benefit of four additional shipping days as compared to the six months ended June 27, 2009.

For the six months ended July 3, 2010, we generated 25.9% of our net sales from customers outside the United States as compared to 25.2% for the six months ended June 27, 2009. Additionally, sales of new products, which include products that have been on the market less than one year, were $11.4 million for the six months ended July 3, 2010 compared to new product sales of $8.6 million for the six months ended June 27, 2009.

The following table sets forth the mix of our net sales for the six months ended July 3, 2010 compared to the six months ended June 27, 2009 ($ in thousands):

	Six Months Ended
	July 3, 2010	% of Net Sales	June 27, 2009	% of Net Sales	Increase	% Increase
Bracing and Supports	$153,931	31.9%	$142,836	31.6%	$11,095	7.8%
Recovery Sciences	171,477	35.5	163,973	36.2	7,504	4.6
Surgical Implant	32,176	6.7	31,681	7.0	495	1.6
International	125,019	25.9	114,275	25.2	10,744	9.4
	$482,603	100.0%	$452,765	100.0%	$29,838	6.6%

Net sales in our Bracing and Supports Segment were $153.9 million for the six months ended July 3, 2010, reflecting an increase of 7.8% from net sales of $142.8 million for the six months ended June 27, 2009. The increase was driven primarily by increased unit sales, sales of new products launched in the first quarter of 2010, and increased revenue under our new soft goods contract with the Novation group purchasing organization.  In addition, net sales were positively impacted by the benefit of four additional shipping days in the first half of 2010 as compared to the first half of 2009.

Net sales in our Recovery Sciences Segment increased to $171.5 million for the six months ended July 3, 2010 from $164.0 million for the six months ended June 27, 2009, representing a 4.6% increase over the same period in the prior year. The increase is primarily due to continued improvement in sales in our Chattanooga business unit, sales of new products in our Empi business unit, and the benefit of four additional shipping days in the first half of 2010. These increases were partially offset by the impact of discontinuing certain Chattanooga products which contributed revenue in 2009.

Net sales in our Surgical Implant Segment increased to $32.2 million for the six months ended July 3, 2010 from $31.7 million for the six months ended June 27, 2009, representing a 1.6% increase over the same period in the prior year. The increase was driven primarily by increased sales of our shoulder products and the benefit of four additional shipping days in the first half of 2010. These increases were partially offset by decreased sales of our hip and knee products, and the sale of our non-core spinal product line in 2009.

Net sales in our International Segment for the six months ended July 3, 2010 were $125.0 million, reflecting an increase of 9.4% from net sales of $114.3 million for the six months ended June 27, 2009.  The increase was driven primarily by strong sales of our bracing and supports products, and the improving sales of our Chattanooga products, as well as $2.4 million of favorable changes in foreign exchange rates compared to rates in effect for the six months ended June 27, 2009. In addition, net sales were positively impacted by the benefit of four additional shipping days in the first half of 2010 as compared to the first half of 2009. These increases were partially offset by the impact of discontinuing certain Chattanooga products which contributed revenue in 2009.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 64.4%, for the six months ended July 3, 2010 and June 27, 2009. Our gross profit margin for the six months ended July 3, 2010 is consistent with the prior year period as the impact of a less favorable mix of products sold and certain integration related costs were offset by cost savings resulting from integration activity, and $1.9 million of favorable changes in foreign exchange rates compared to rates in effect for the six months ended June 27, 2009.

Gross profit in our Bracing and Supports Segment as a percentage of net sales was 55.4% for the six months ended July 3, 2010 compared to 55.0% for the six months ended June 27, 2009. The increase was primarily driven by a higher margin mix of products sold.

Gross profit in our Recovery Sciences Segment as a percentage of net sales was 75.2% for the six months ended July 3, 2010 compared to 75.5% for the six months ended June 27, 2009. The decrease was primarily driven by a lower margin mix of products sold, partially offset by cost savings achieved in connection with the integration of our Chattanooga business operations.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 75.4% for the six months ended July 3, 2010 from 78.2% for the six months ended June 27, 2009. The decrease was primarily driven by certain non recurring costs.

Gross profit in our International Segment as a percentage of net sales increased to 60.3% for the six months ended July 3, 2010 from 57.9% for the six months ended June 27, 2009.  The increase was primarily driven by the impact of a more favorable mix of products sold, $1.9 million of favorable changes in foreign currency exchange rates compared to rates in effect for the six months ended June 27, 2009, and cost savings achieved in connection with the integration of our Chattanooga operations.

Selling, General and Administrative.  Our selling, general and administrative expenses increased to $226.2 million for the six months ended July 3, 2010 from $209.2 million for the six months ended June 27, 2009, primarily due to increased integration costs for the six months ended July 3, 2010 as compared to the six months ended June 27, 2009.  We incurred the following expenses associated with our integration activities and the implementation of our new global ERP system for the periods presented (in thousands):

	Six Months Ended
	July 3, 2010	June 27, 2009
Integration charges:
Employee severance and relocation	$2,356	$2,803
Chattanooga integration	6,570	1,144
DJO Merger and other integration	2,881	2,991
U.S Commercial Sales and Marketing reorganization	5,337	—
International integration	40	4,650
Litigation costs and settlements, net	2,514	—
Additional product liability insurance premiums	11,139	—
ERP implementation	7,010	12,077
	$37,847	$23,665

During the six months ended July 3, 2010, we incurred $11.1 million of expenses related to additional product liability insurance premiums, which were primarily attributable to supplemental extended coverage for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was otherwise unavailable when our existing coverage expired on June 30, 2010.

Research and Development.  Our research and development expense decreased to $11.0 million for the six months ended July 3, 2010 from $12.0 million for the six months ended June 27, 2009. As a percentage of net sales, research and development expense decreased slightly to 2.3% for the six months ended July 3, 2010 from 2.6% in the six months ended June 27, 2009, primarily reflecting cost savings initiatives.

Amortization of Intangible Assets.  Intangible assets are being amortized using the straight-line method over their estimated lives ranging from one to 20 years. Our amortization of intangible assets was $38.7 million and $38.3 million for the six months ended July 3, 2010 and June 27, 2009, respectively.

Interest Expense.  Our interest expense was $78.2 and $78.1 million for the six months ended July 3, 2010 and June 27, 2009, respectively. Lower weighted average interest rates on our outstanding debt in the six months ended July 3, 2010 were offset by accelerated amortization of original issue discount and deferred financing costs in connection with the $101.5 million prepayment of our Senior Secured term loan in January 2010.

Other Income (Expense), Net.  Other expense, net, was $3.6 million for the six months ended July 3, 2010 compared to $1.6 million of other income, net, for the six months ended June 27, 2009.  Results for both periods were primarily associated with foreign currency transaction gains and losses.

Income Tax Benefit. For the six months ended July 3, 2010, we recorded an income tax benefit of approximately $14.8 million on a pre-tax loss of approximately $47.6 million, resulting in a 31.1% effective tax rate.

For the six months ended June 27, 2009, we recorded an income tax benefit of approximately $16.9 million on a pre-tax loss of approximately $43.9 million, resulting in a 38.5% effective tax rate.

The difference in the tax benefit recorded during the six months ended July 3, 2010 and the six months ended June 27, 2009 is primarily attributable to differences in our projected annualized effective tax rates for each year as determined by the Company.  In addition, a beneficial impact of a tax law change was recorded during the first quarter of 2009 as a discrete item. Given the relationship between fixed dollar tax items and pre-tax financial results, our projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of July 3, 2010, our primary source of liquidity consisted of cash and cash equivalents totaling $34.1 million and $100.0 million of available borrowings under our revolving credit facility. Working capital at July 3, 2010 was $177.7 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the six months ended July 3, 2010 and June 27, 2009 is as follows:

	Six Months Ended
	July 3, 2010	June 27, 2009
Cash provided by operating activities	$10,153	$24,657
Cash provided by (used in) investing activities	(15,803)	6,564
Cash used in financing activities	(6,594)	(18,924)
Effect of exchange rate changes on cash and cash equivalents	1,717	(911)
Net increase (decrease) in cash and cash equivalents	$(10,527)	$11,386

Cash Flows

Operating activities provided cash of $10.2 million and $24.7 million for the six months ended July 3, 2010 and June 27, 2009, respectively. Cash provided by operating activities for the six months ended July 3, 2010 primarily reflected our net loss after adjustment for non-cash charges. Cash provided by operating activities for the six months ended June 27, 2009 primarily reflected our net loss after adjustment for non-cash charges and a favorable net change in operating assets and liabilities.

Investing activities used $15.8 million of cash for the six months ended July 3, 2010 as compared to $6.6 million of cash provided for the six months ended June 27, 2009. Cash used in investing activities for the six months ended July 3, 2010 primarily consisted of $14.5 million of purchases of property and equipment, including $9.3 million for our new ERP system, and a $0.8 million payment related to an earn out provision associated with our 2009 Australian acquisition. Cash provided by investing activities for the six months ended June 27, 2009 primarily consisted of $21.8 million of proceeds from the sales of assets, partially offset by purchases of property and equipment totaling $11.6 million, including $1.6 million for our new ERP system, and the acquisition of businesses for a total of $4.0 million, net of cash acquired.

We used $6.6 million and $18.9 million of cash for financing activities during the six months ended July 3, 2010 and June 27, 2009, respectively. Cash used in financing activities for the six months ended July 3, 2010 was primarily related to net payments on long-term debt of $3.7 million and the payment of $3.3 million of debt issuance costs incurred in connection with the issuance of our new 10.875% Senior Notes. In addition, during the six months ended July 3, 2010, we received an additional investment of approximately $1.0 million from our indirect parent, from the issuance of DJO Incorporated common stock to certain accredited investors. Cash used in financing activities for the six months ended June 27, 2009 represented net payments on long-term debt and revolving lines of credit.

For the remainder of 2010, we expect to spend total cash of approximately $109.1 million for the following:

• $43.6 million for scheduled principal and estimated interest payments on our senior secured credit facility,

• $48.5 million for scheduled interest payments on our senior notes, and

• $17.0 million for capital expenditures, including $6.6 million for our ERP system.

In addition, we expect to incur additional costs implementing our new ERP system over the remainder of the project, which will be expensed as incurred in our unaudited condensed consolidated statements of operations.

Indebtedness

As of July 3, 2010, we had approximately $1,810.4 million in aggregate indebtedness outstanding.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility, of which $927.8 million remains outstanding as of July 3, 2010, and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Secured Credit Facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see note 14 to our unaudited condensed consolidated financial statements).  On November 20, 2007, we entered into an interest rate swap agreement for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009.  In February 2009, we entered into two additional non-amortizing interest rate swap agreements. The first was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009. The second is for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 through December 2010.  In August 2009, we entered into four new non-amortizing interest rate swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%.  As of July 3, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.58%.

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

Certain Covenants and Events of Default.  The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•                  incur additional indebtedness,

•                  create liens on assets,

•                  change fiscal years,

•                  enter into sale and leaseback transactions,

•                  engage in mergers or consolidations,

•                  sell assets,

•                  pay dividends and make other restricted payments,

•                  make investments, loans or advances,

•                  repay subordinated indebtedness,

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness, and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio consolidated senior debt to Adjusted EBITDA, of 4.00:1 for the trailing 12 months ended July 3, 2010, stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA represents net income (loss) plus interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (“Adjusted EBITDA”). As of July 3, 2010 our actual senior secured leverage ratio was within the required ratio at 3.34:1.

10.875% Senior Notes and 11.75% Senior Subordinated Notes

The Indentures governing the $675.0 million principal amount of 10.875% Notes and the $200.0 million principal amount of 11.75% Notes limit our (and most or all of our subsidiaries’) ability to:

•                  incur additional debt or issue certain preferred shares,

•                  pay dividends on or make other distributions in respect of our capital stock or make other restricted payments,

•                  make certain investments,

•                  sell certain assets,

•                  create liens on certain assets to secure debt,

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets,

•                  enter into certain transactions with our affiliates, and

•                  designate our subsidiaries as unrestricted subsidiaries.

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our Adjusted EBITDA to fixed charges ratio or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charge ratio of at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended July 3, 2010, measured on that date, was 1.88:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.00:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of July 3, 2010:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	4.00:1	3.34:1
10.875% Senior Notes and 11.75% Senior Subordinated Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision	2.00:1	1.88:1

As described above, our Senior Secured Credit Facility consisting of a $927.8 million term loan facility as of July 3, 2010, and a $100.0 million revolving credit facility and the Indentures governing the $675.0 million of senior notes and the $200.0 million of senior subordinated notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. In addition, under the Indentures governing the notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net income (loss) to Adjusted EBITDA for the three and twelve months ended July 3, 2010 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended July 3, 2010	Twelve Months Ended July 3, 2010

Net income (loss) attributable to DJO Finance LLC	$243	$(56,455)
Loss from discontinued operations, net	—	152
Interest expense, net	37,128	155,878
Income tax benefit	(24,560)	(19,538)
Depreciation and amortization	25,982	112,739
Non-cash charges (a)	1,518	4,696
Non-recurring and restructuring charges (b)	22,086	61,964
Other adjustment items, before cost savings (c)	4,960	7,485
Other adjustment items—future cost savings applicable for twelve month period only (d)	—	400
Adjusted EBITDA	$67,357	$267,321

(a)          Non-cash charges are comprised of the following (in thousands):

	Three Months Ended July 3, 2010	Twelve Months Ended July 3, 2010

Impairment of assets held for sale (1)	$1,147	$1,147
Stock compensation expense	370	2,821
Losses on disposal of assets, net	1	728
Total non-cash charges	$1,518	$4,696

(1)          As a result of our integration of the operations of our Chattanooga division, we exited the facilities in Hixson, Tennessee and listed the buildings for sale during the six months ended July 3, 2010. Due to a decline in the fair market value of the buildings, we recorded a $1.1 million non-cash charge during the six months ended July 3, 2010, which has been reflected as impairment of assets held for sale.

(b)         Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended July 3, 2010	Twelve Months Ended July 3, 2010

Integration charges:
Employee severance and relocation	$932	$8,199
Chattanooga integration	1,333	13,744
DJO Merger and other integration	1,355	4,516
U.S Commercial Sales and Marketing reorganization	3,415	5.337
International integration	27	1,496
Litigation costs and settlements, net	998	4,526
Additional products liability insurance premiums (1)	10,293	11,139
ERP implementation	3,733	13,007
Total non-recurring and integration charges	$22,086	$61,964

(1)          Primarily consists of insurance premiums related to a supplemental extended reporting period for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was otherwise unavailable when our existing coverage expired on June 30, 2010.

(c)                                  Other adjustment items, before future cost savings, are comprised of the following (in thousands):

	Three Months Ended July 3, 2010	Twelve Months Ended July 3, 2010

Blackstone monitoring fee	$1,750	$7,000
Noncontrolling interests	321	1,092
Pre-acquisition EBITDA (1)	—	100
Pre-disposition EBITDA (2)	—	(200)
Other (3)	2,889	(507)
Total other adjustment items, before cost savings	$4,960	$7,485

(1)          Pre-acquisition Adjusted EBITDA for the twelve months ended July 3, 2010 related to two Canadian subsidiaries acquired in August 2009.

(2)          Pre-disposition Adjusted EBITDA for the twelve months ended July 3, 2010 related to certain immaterial product lines sold in fiscal year 2009.

(3)          Other adjustment items consist of costs and expenses which are individually insignificant.

(d)                                 Future cost savings for the twelve month period ended July 3, 2010 relates to two Canadian subsidiaries acquired in August 2009.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns and rental credits, goodwill and intangible assets, deferred tax assets and liabilities, and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material impact on our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and this discussion and analysis of our financial condition and results of operations.

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

We have established reserves to account for contractual allowances, doubtful accounts, rebates, product returns and rental credits. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the six months ended July 3, 2010 and June 27, 2009, we reserved for and reduced gross revenues from third party payors by 32% and 31%, respectively, for estimated allowances related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 68% and 67% of our net revenues for the six months ended July 3, 2010 and June 27, 2009, and approximately 66% and 44% of our net accounts receivable for the six months ended July 3, 2010 and June 27, 2009, respectively. We experienced write-offs of less than 1% of related net revenues for the six months ended July 3, 2010 and June 27, 2009, respectively. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Bracing and Supports and Recovery Sciences Segments. Our third-party payor customers represented approximately 32% and 33% of our net revenues for the six months ended July 3, 2010 and June 27, 2009, respectively, and approximately 34% and 56% of our net accounts receivable as of July 3, 2010 and June 27, 2009, respectively. For each of the six months ended July 3, 2010 and June 27, 2009, we estimate bad debt expense to be approximately 7% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

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

Our reserve for rental credit recognizes a timing difference between billing for a sale and processing a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing for a sale and processing the rental credit. Our rental credit reserve estimates unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our gross revenue by the applicable amount. The cost to refurbish rented products is expensed as incurred as part of cost of sales in our unaudited condensed consolidated statements of operations.

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization, and the amount assigned to in-process research and development which is expensed immediately. The value of our intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a further decline in the valuation of comparable company stocks, (iii) a further significant slowdown in the worldwide economy or our industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were discounted to present value. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 10.5% to 12.6% and terminal value growth rates of 3%. Publicly available information regarding the market capitalization of publicly traded peer companies was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.  Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

We perform an impairment analysis on our goodwill on an annual basis in the fourth quarter and in certain other circumstances when impairment indicators are present. Our 2009 annual impairment test related to goodwill did not indicate any impairment.

Furthermore, ASC Topic 350 states that intangible assets with indefinite lives should be tested annually in lieu of being amortized.  This testwork compares the fair value of the intangible with its carrying amount.  To determine the fair value we applied the relief from royalty method (“RFR”).  Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions.  Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets.  Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. Our 2009 annual impairment test related to indefinite lived intangible assets resulted in an aggregate impairment charge of $7.0 million to two of our trade names.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carryforwards (“NOL’s”). We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.

Our gross deferred tax asset balance was approximately $193.8 million at July 3, 2010 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and NOL’s (see Note 10 to our unaudited condensed consolidated financial statements). As of July 3, 2010, we maintained a valuation allowance of $6.2 million due to uncertainties related to our ability to realize certain NOL’s acquired in connection with prior year acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are held constant. We are exposed to interest rate risk as a result of our borrowings under our Senior Secured Credit Facility, which bear interest at floating rates based on the LIBOR or the prime rate of Credit Suisse. As of July 3, 2010, we had $935.4 million of borrowings under our Senior Secured Credit Facility. On November 20, 2007, we entered into an interest rate swap agreement related to the Senior Secured Credit Facility for a notional amount of $515.0 million at a fixed LIBOR rate of 4.205% which expired on December 31, 2009. In February 2009, we entered into two non-amortizing interest rate swap agreements. One was for a notional amount of $550.0 million at a fixed LIBOR rate of 1.04% beginning in February 2009 which expired on December 31, 2009. The other agreement was for a notional amount of $750.0 million at a fixed LIBOR rate of 1.88% beginning January 2010 amortizing through December 2010.  In August 2009, we entered into four non-amortizing interest rate swap agreements with notional amounts aggregating $300.0 million. Each of the four agreements has a term beginning January 2011 through December 2011. The four agreements are at a weighted average fixed LIBOR rate of 2.5825%. The fair value of our interest rate swap agreement recorded in the accompanying condensed consolidated balance sheets as of July 3, 2010 (unaudited) and December 31, 2009 was a liability of approximately $10.9 million and $11.2 million, respectively, and is recorded in other current and non-current liabilities. A hypothetical 1% increase in variable interest rates for the remaining portion of the Senior Secured Credit Facility not covered by the swaps would have impacted our earnings and cash flow, for the six months ended July 3, 2010, by approximately $0.9 million. Our senior notes of approximately $875.0 million principal consisted of fixed rate notes at July 3, 2010. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (“MXP”).  Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively.  However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and six months ended July 3, 2010, sales denominated in foreign currencies accounted for approximately 22.2% and 22.5% of our consolidated net sales, respectively, of which 16.6% and 17.2% respectively, were denominated in the Euro.  In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Our Mexico-based manufacturing operations incur costs that are largely denominated in MXP.  Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors.  Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At July 3, 2010, we had foreign exchange forward contracts with an aggregate notional amount of MXP 228.0 million, or approximately $17.1 million, and an aggregate fair market value of approximately $0.1 million.  These contracts expire weekly throughout the fiscal year 2010.  For the three and six months ended July 3, 2010 we recognized unrealized gains of approximately $0.1 million and $1.2 million, respectively, and for the three and six months ended June 27, 2009, we recognized unrealized losses of approximately $0.4 million and $3.4 million, respectively, related to these contracts, which are included in other income (expense), net, in our unaudited condensed consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2010 we made changes to our internal control over financial reporting in connection with the transition to the new ERP system for our Surgical Implant business. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the first quarter of 2010, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting.  Additionally, we established additional temporary compensating controls, including transactional validation and additional reconciliation procedures to ensure the accuracy of the reported amounts. We expect to maintain certain of these additional temporary compensating controls for a period of time.

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

We are currently named as one of several defendants in approximately 100 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product manufactured by two third party manufacturers that we distributed through our Bracing and Supports segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. Although both manufacturers have rejected our tenders of indemnity, we are in discussions with both to reach a resolution of the indemnity issue. The products liability carriers for both manufacturers have accepted coverage for our defense of these claims.  The base policy for one of the manufacturers has been exhausted and the excess liability carriers for that manufacturer are not obligated to provide a defense until a $5 million self-insured retention has been paid and our underlying insurance has been exhausted.  Our products liability carrier has accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. These cases are in varying stages from initial pleading and discovery to pre-trial preparation. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

On August 2, 2010, we were served with a subpoena under the Health Insurance Portability and Accountability Act (“HIPAA”) seeking numerous documents related to our activities involving the infusion pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation of Federal health care offenses. We are reviewing the subpoena, but do not have any additional information regarding the focus of the investigation. We believe that our actions related to our prior distribution of these infusion pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011.  No carriers were prepared to cover claims for this reporting period arising out of the pain pump product described above and therefore our current policies exclude coverage for those products.  For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to the IceMan cold therapy unit, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than the IceMan device, and an aggregate self-insured retention of $2.25 million.  We purchased supplemental extended reporting period (“SERP”) coverage for our $80 million limit product liability program that expired on June 30, 2010, and this supplemental coverage is limited to pain pump claims. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limit on the expiring program but does provide that the existing limits of the expiring program will remain available for claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers. We also purchased additional coverage of $25 million excess of $80 million with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the expiring program). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, with an aggregate self-insured retention of $1.0 million for all products liability claims under either the expiring program or the SERP program. In addition, the layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim.  Our two products liability programs prior to the program that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively.  The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million.  Certain of the pain pump cases described above were reported under and are covered by these two policies as well as the expiring program.

If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. Our condensed consolidated balance sheets as of July 3, 2010 (unaudited) and December 31, 2009, include accrued liabilities of approximately $2.5 million and $2.0 million, respectively, for expenses related to products liability claims for products other than our pain pump products.  The amounts accrued are based upon previous claims experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies. In addition, our unaudited condensed consolidated balance sheet as of July 3, 2010 includes accrued liabilities of $8.7 million for the SERP for product claims related to our discontinued pain pump products.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint.  The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant.  We plan to file another motion to dismiss directed at the second amended complaint. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the Department of Justice (“DOJ”), and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

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

DJO FINANCE LLC

Date: August 6, 2010	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer