Form 10-Q
period 2010-10-02
DJO Finance LLC
filed 2010-11-05
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

As of November 4, 2010, 100% of the issuer’s membership interests were owned by DJO Holdings, LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	October 2, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50,244	$44,611
Accounts receivable, net	141,664	146,212
Inventories, net	108,888	95,880
Deferred tax assets, net	39,552	40,448
Prepaid expenses and other current assets	26,221	14,725
Total current assets	366,569	341,876
Property and equipment, net	83,866	86,714
Goodwill	1,190,694	1,191,497
Intangible assets, net	1,130,778	1,187,677
Other assets	37,404	42,415
Total assets	$2,809,311	$2,850,179

Liabilities and Equity
Current liabilities:
Accounts payable	$53,036	$42,144
Accrued interest	36,740	10,968
Current portion of debt and capital lease obligations	9,634	15,926
Other current liabilities	85,662	90,608
Total current liabilities	185,072	159,646
Long-term debt and capital lease obligations	1,795,754	1,796,944
Deferred tax liabilities, net	298,006	321,131
Other long-term liabilities	12,654	14,089
Total liabilities	2,291,486	2,291,810

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	830,315	827,617
Accumulated deficit	(313,405)	(272,275)
Accumulated other comprehensive income (loss)	(1,833)	518
Total membership equity	515,077	555,860
Noncontrolling interests	2,748	2,509
Total equity	517,825	558,369
Total liabilities and equity	$2,809,311	$2,850,179

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net sales	$233,559	$236,186	$716,162	$688,951
Cost of sales (exclusive of amortization of intangible assets of $9,230 and $27,211 for the three and nine months ended October 2, 2010 and $9,495 and $28,499 for the three and nine months ended September 26, 2009, respectively)	84,147	86,039	256,066	247,195
Gross profit	149,412	150,147	460,096	441,756

Operating expenses:
Selling, general and administrative (SG&A)	102,672	101,413	328,913	310,618
Research and development	5,892	5,616	16,923	17,581
Amortization of intangible assets	19,403	19,560	58,128	57,862
Impairment of assets held for sale	—	—	1,147	—
	127,967	126,589	405,111	386,061
Operating income	21,445	23,558	54,985	55,695

Other income (expense):
Interest expense	(37,240)	(39,173)	(114,867)	(117,319)
Interest income	92	211	232	749
Other income, net	4,981	1,422	1,364	3,009
	(32,167)	(37,540)	(113,271)	(113,561)
Loss from continuing operations before income taxes	(10,722)	(13,982)	(58,286)	(57,866)
Income tax benefit	3,191	2,969	17,983	19,901
Loss from continuing operations	(7,531)	(11,013)	(40,303)	(37,965)
Loss from discontinued operations, net of tax	—	(267)	—	(434)
Net loss	(7,531)	(11,280)	(40,303)	(38,399)
Net income attributable to noncontrolling interests	(184)	(94)	(827)	(368)
Net loss attributable to DJO Finance LLC	$(7,715)	$(11,374)	$(41,130)	$(38,767)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 2, 2010	September 26, 2009
OPERATING ACTIVITIES:
Net loss	$(40,303)	$(38,399)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,626	20,572
Amortization of intangible assets	58,128	57,862
Amortization of debt issuance costs and non-cash interest expense	9,137	9,597
Stock-based compensation expense	1,309	2,335
Loss on disposal of assets, net	839	465
Deferred income tax benefit	(21,417)	(22,574)
Provision for doubtful accounts and sales returns	25,549	25,433
Inventory reserves	4,602	6,296
Impairment of assets held for sale	1,147	—
Gain on disposal of discontinued operations	—	(393)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(21,428)	(19,423)
Inventories	(17,452)	(1,164)
Prepaid expenses and other assets	(12,593)	(36)
Accrued interest	25,772	31,209
Accounts payable and other current liabilities	8,716	(9,213)
Net cash provided by operating activities	41,632	62,567

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,277)	(19,133)
Cash paid in connection with acquisitions, net of cash acquired	(2,045)	(12,846)
Proceeds received upon disposition of discontinued operations, net	—	21,846
Other investing activities, net	(717)	(76)
Net cash used in investing activities	(23,039)	(10,209)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	127,130	65,173
Repayments of debt and capital lease obligations	(136,161)	(94,834)
Payment of debt issuance costs	(3,454)	—
Investment by parent	1,389	—
Dividend paid by subsidiary to owners of noncontrolling interests	(557)	—
Net cash used in financing activities	(11,653)	(29,661)
Effect of exchange rate changes on cash and cash equivalents	(1,307)	(1,901)
Net increase in cash and cash equivalents	5,633	20,796
Cash and cash equivalents at beginning of period	44,611	30,483
Cash and cash equivalents at end of period	$50,244	$51,279

Supplemental disclosures of cash flow information:
Cash paid for interest	$81,834	$76,366
Cash paid for taxes, net	$3,614	$1,859
Non-cash investing and financing activities:
Increases in property and equipment and other liabilities in connection with capitalized ERP costs	$1,069	$3,568

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

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

Our current business activities are the result of a combination of ReAble Therapeutics, Inc. (ReAble), which was acquired by an affiliate of Blackstone Capital Partners V L.P. (Blackstone), and DJO Opco Holdings, Inc. (DJO Opco), formerly named DJO Incorporated. On November 20, 2007, ReAble acquired DJO Opco through a merger transaction (the DJO Merger). ReAble then changed its name to DJO Incorporated and continues to be owned primarily by affiliates of Blackstone. As a result of the DJO Merger, DJO Opco (which on December 31, 2009, was merged into DJO, LLC) became a subsidiary of DJO Finance LLC (DJOFL), the entity filing this Quarterly Report on Form 10-Q, which is itself a subsidiary of DJO Incorporated. Except as otherwise indicated, references to “us”, “we”, “our”, or “our Company”, refers to DJOFL and its consolidated subsidiaries.

On June 12, 2009, we sold our Empi Therapy Solutions (ETS) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for the three and nine month periods ended September 26, 2009 have been presented as discontinued operations in our unaudited condensed consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, contractual allowances, rebates, product returns, warranty obligations, allowances for doubtful accounts, valuation of inventories, self-insurance reserves, income taxes, loss contingencies, fair values of derivative instruments, fair values of long-lived assets and any related impairments, capitalization of costs associated with internally developed software, and stock-based compensation. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified to conform to the current year presentation.

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended October 2, 2010 and September 26, 2009 each included 63 shipping days. The nine months ended October 2, 2010 and September 26, 2009 included 192 and 188 shipping days, respectively.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, we adopted the provisions of the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities Topic of the Financial Accounting Standards Board (FASB) Codification. This Topic requires a qualitative approach to identifying a controlling interest financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE, and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this Topic had no impact on our consolidated financial statements.

In January 2010, we adopted the provisions of the FASB Codification which, among other matters, removes the concept of a qualifying special-purpose entity; creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale; establishes conditions for reporting a transfer of a portion of a financial asset as a sale; and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this Topic had no impact on our consolidated financial statements.

In September 2009, the FASB issued guidance concerning the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting and the manner in which consideration should be measured and allocated to the separate units of accounting in the multiple-element arrangement. This guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, this issue will have on our consolidated financial statements. However, we do not expect that this issue will have a material effect on our financial position, results of operations, or cash flows.

3.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	October 2, 2010	September 26, 2009
Balance, beginning of period	$48,306	$36,521
Provision for doubtful accounts and sales returns	25,549	25,433
Write-offs, net of recoveries	(21,400)	(16,334)
Balance, end of period	$52,455	$45,620

4.  INVENTORIES

Inventories consist of the following (in thousands):

	October 2, 2010	December 31, 2009
Components and raw materials	$28,949	$29,967
Work in process	6,154	3,745
Finished goods	64,044	51,110
Inventory held on consignment	22,428	24,121
	121,575	108,943
Less inventory reserves	(12,687)	(13,063)
	$108,888	$95,880

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	October 2, 2010	September 26, 2009
Balance, beginning of period	$13,063	$17,798
Provision charged to cost of sales	4,602	6,296
Write-offs, net of recoveries	(4,978)	(6,895)
Balance, end of period	$12,687	$17,199

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5.  LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the nine months ended October 2, 2010 are set forth below (in thousands):

Balance, beginning of period	$1,191,497
Acquisition (1)	113
Translation adjustments	(916)
Balance, end of period	$1,190,694

(1)          On September 20, 2010 we acquired certain assets and contractual rights from our South African distributor for total consideration of $1.9 million, which included (i) a cash payment of $1.2 million on the closing date, (ii) forgiveness of $0.4 million of accounts receivable from the distributor and (iii) holdbacks of $0.3 million related primarily to potential indemnification claims, which will be paid in September 2011 if there are no such claims. Our primary reason for this acquisition was to improve the profitability of our sales in South Africa and expand the range of our products sold in this market, which will be aided by participating directly in the market, instead of through an independent distributor. The purchase price was allocated to the acquired tangible and identifiable intangible assets consisting of $0.4 million of inventory, $0.3 million of fixed assets and $1.1 million of finite-lived intangible assets. The $0.1 million excess of the purchase price over the fair value of these identifiable assets was recorded as goodwill.

Intangible assets, net

Identifiable intangible assets consisted of the following as of October 2, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology-based	$447,456	$(110,865)	$336,591
Customer-based	485,533	(120,829)	364,704
	$932,989	$(231,694)	701,295
Indefinite-lived intangible assets:
Trademarks and trade names			429,483
			$1,130,778

Identifiable intangible assets consisted of the following as of December 31, 2009 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology-based	$458,732	$(94,346)	$364,386
Customer-based	490,589	(97,067)	393,522
	$949,321	$(191,413)	757,908
Indefinite-lived intangible assets:
Trademarks and trade names			429,769
			$1,187,677

Our intangible assets with finite useful lives are being amortized using the straight-line method over their estimated useful lives ranging from one to 20 years. Based on our amortizable intangible asset balance as of October 2, 2010, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2010	$19,390
2011	76,975
2012	75,659
2013	69,719
2014	68,148
Thereafter	391,404
$701,295

6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	October 2, 2010	December 31, 2009
Wages and related expenses	$25,008	$20,668
Commissions and royalties	11,758	12,953
Interest rate swap derivatives	8,113	9,701
Other accrued liabilities	40,783	47,286
	$85,662	$90,608

7.  DERIVATIVE INSTRUMENTS

We use derivative financial instruments to manage interest rate risk related to our variable rate credit facilities and risk related to foreign currency exchange rates. Our objective is to reduce the risk to earnings and cash flows associated with changes in interest rates and changes in foreign currency exchange rates. Before acquiring a derivative instrument to hedge a specific risk, we evaluate potential natural hedges. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. We do not use derivative instruments for speculative or trading purposes.

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the valuation hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate swap agreements are designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss). Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

Interest Rate Swap Agreements.  Our senior secured credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable over the term of the credit facilities. We have five interest rate swap agreements which we have designated as cash flow hedges for accounting purposes, and the hedges are considered effective. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and is reclassified into interest expense in our unaudited condensed consolidated statement of operations in the period in which it affects income (loss).

Information regarding our interest rate swap agreements as of October 2, 2010 is presented below (in thousands):

Maturity Date (1)	Notional Amount	Pay Fixed	Receive Floating	Estimated loss expected to be reclassified into earnings within the next twelve months
December 2010	$750,000	1.88%	1 month LIBOR	$3,086
January - December 2011	75,000	2.55%	1 month LIBOR	1,238
January - December 2011	75,000	2.60%	1 month LIBOR	1,267
January - December 2011	75,000	2.585%	1 month LIBOR	1,258
January - December 2011	75,000	2.595%	1 month LIBOR	1,264
				$8,113

(1)          For derivative instruments that were in effect as of October 2, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to October 2, 2010, we present a range of dates that represent the period covered by the applicable derivative instrument.

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. These foreign exchange forward contracts expire weekly throughout fiscal year 2010.While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income, net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional and fair value of our foreign exchange forward contracts as of October 2, 2010 and December 31, 2009 is presented in the table below (in thousands):

October 2, 2010			December 31, 2009
Notional Value MXP	Notional Value USD	Fair Value USD	Notional Value MXP	Notional Value USD	Fair Value USD
143,400	$10,759	$11,279	190,745	$14,242	$14,331

The following table summarizes the fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	October 2, 2010	December 31, 2009
Derivative assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$520	$89

Derivative liabilities:
Current portion of interest rate swap agreements designated as cash flow hedges	Other current liabilities	$8,113	$9,701
Long-term portion of interest rate swap agreements designated as cash flow hedges	Other long-term liabilities	1,570	1,543
		$9,683	$11,244

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(2,988)	$(5,001)	$(9,181)	$(12,629)
Foreign exchange forward contracts not designated as hedges	Other income, net	407	427	431	(2,945)
		$(2,581)	$(4,574)	$(8,750)	$(15,574)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Interest rate swaps designated as cash flow hedges	$1,750	$5,748	$7,619	$17,957

8.  FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

As of October 2, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$520	$—	$520

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$9,683	$—	$9,683

As of December 31, 2009
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$89	$—	$89

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$11,244	$—	$11,244

(1)   Fair value measurements based on quoted prices in active markets for identical assets or liabilities.

(2)   Fair value measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

(3)   No observable valuation inputs in the market.

9.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	October 2, 2010	December 31, 2009
Senior Secured Credit Facility:
$100.0 million revolving credit facility	$—	$—
Term loan facility, net of unamortized original issue discount ($7.2 million and $9.3 million, respectively)	925,840	1,034,427
10.875% Senior Notes, including unamortized original issue premium ($4.5 million as of October 2, 2010)	679,456	575,000
11.75% Senior Subordinated Notes (see Note 18)	200,000	200,000
Notes payable for acquisitions	—	2,860
Capital lease obligations	92	228
Other	—	355
Total debt and capital lease obligations	1,805,388	1,812,870
Current maturities	(9,634)	(15,926)
Long-term debt and capital lease obligations	$1,795,754	$1,796,944

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. We are amortizing the $12.6 million discount using the effective interest method, thereby increasing the reported outstanding balance through the maturity date of the term loan facility.

On January 14, 2010, we entered into Amendment No. 1 to the Senior Secured Credit Facility, which permitted us to issue up to an additional $150.0 million in aggregate principal amount of new 10.875% Notes on or prior to March 1, 2010, as long as the net cash proceeds were used to make a voluntary prepayment of the term loans. In connection with this amendment, we incurred $1.1 million of arrangement and lender consent fees, which we expensed during the first quarter of 2010. On January 20, 2010, we issued $100.0 million of new 10.875% Notes, as described below, and made a $101.5 million voluntary prepayment of the term loans in accordance with the terms of Amendment No. 1 to the Senior Secured Credit Facility. In addition, pursuant to the excess cash flow provisions of the Senior Secured Credit Facility, as described below, we also made a $2.0 million prepayment of the term loans during March 2010. In connection with these prepayments, we accelerated $0.8 million of amortization of the then remaining unamortized original issue discount during the first quarter of 2010. Additionally, we recognized a non-cash loss of $1.9 million attributable to the write off of the then remaining unamortized debt issuance costs related to the portion of the term loans that were repaid.

As of October 2, 2010, the market value of our term loan facility was $898.0 million. We determine market value using trading prices for our term loan on or near that date.

Interest Rates.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to our attaining certain leverage ratios. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 7).

Fees.  In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We must also pay customary letter of credit fees.

Principal Payments.  We are required to pay annual payments in equal quarterly installments on the term loan facility in an amount equal to 1.00% of the funded total principal amount through February 2014, with any remaining amount payable in full at maturity in May 2014.

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuance or incurrence of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We reinvested the net proceeds from our 2009 asset sales and, as such, our calculation of 2009 excess cash flows excluded those net proceeds. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

Guarantee and Security.  All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by DJO Holdings LLC (DJO Holdings) and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the Guarantors).

All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations, are secured by pledges of 100% of the capital stock of DJOFL, 100% of the capital stock of each wholly owned domestic subsidiary and 65% of the capital stock of each wholly owned foreign subsidiary that is, in each case, directly owned by DJOFL or one of the Guarantors; and a security interest in, and mortgages on, substantially all tangible and intangible assets of DJO Holdings, DJOFL and each Guarantor.

Certain Covenants and Events of Default.  The Senior Secured Credit Facility contains covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

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

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness, and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.75:1 for the trailing twelve months ended October 2, 2010, stepping down to 3.25:1 beginning with the trailing twelve months ended December 31, 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of October 2, 2010, our maximum senior secured leverage ratio was within the covenant level, and we were in compliance with all other applicable covenants.

10.875% Senior Notes

On November 20, 2007, DJOFL and DJO Finance Corporation (DJO Finco) (collectively, the Issuers) issued $575.0 million aggregate principal amount of 10.875% Senior Notes (the 10.875% Notes) due 2014, under an agreement dated as of November 20, 2007 (the 10.875% Indenture) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee.

On January 20, 2010, the Issuers issued $100.0 million aggregate principal amount of new 10.875% Notes, pursuant to the 10.875% Indenture that governs our existing 10.875% Notes due 2014. We issued the new 10.875% Notes at a 5.0% premium, resulting in gross proceeds of $105.0 million. We are amortizing the premium over the term of the new 10.875% Notes using the effective interest method, thereby decreasing the reported outstanding balance through the maturity date. Net proceeds from the issuance (excluding approximately $2.0 million of interest accrued from November 15, 2009 to January 19, 2010, which was included in the interest payment we made to holders of the new 10.875% Notes on May 15, 2010), along with cash on hand, were used to repay $101.5 million of existing term loans under the Senior Secured Credit Facility. The 10.875% Notes require semi-annual interest payments of approximately $36.7 million each May 15 and November 15 and are due November 15, 2014.

As of October 2, 2010, the market value of the 10.875% Notes was $730.7 million. We determine market value using trading prices for the 10.875% Notes on or near that date. We believe the trading prices as of October 2, 2010 reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of October 2, 2010, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes

The Issuers issued $200.0 million aggregate principal amount of 11.75% Senior Subordinated Notes in November 2006 (the 11.75% Notes). The 11.75% Notes required semi-annual interest payments of approximately $11.8 million each May 15 and November 15.

As of October 2, 2010, the market value of the 11.75% Notes was approximately $212.5 million. We determine market value using trading prices for the 11.75% Notes on or near that date.

The 11.75% Notes contained provisions similar to the 10.875% Notes with respect to change of control and covenant requirements. Under the Indenture governing the 11.75% Notes (the 11.75% Indenture), prior to November 15, 2010, the Issuers had the option to redeem some or all of the 11.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest.

On October 18, 2010, we issued $300.0 million of new 9.75% Senior Subordinated Notes (9.75% Notes), and used a portion of the proceeds to repurchase $199.85 million aggregate principal amount of the 11.75% Notes for total consideration of $213.0 million plus $9.8 million of accrued interest through the settlement date. We intend to redeem the remaining $150,000 aggregate principal amount of the 11.75% Notes during November 2010 at a redemption price of 105.875% (see Note 18 for additional information).

Our ability to continue to meet the covenants related to our indebtedness specified above and in Note 18, in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Secured Credit Facility, the 10.875% Indenture, and the Indenture which governs the 9.75% Notes issued on October 18, 2010 (collectively, the Indentures), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Debt Issuance Costs

As of October 2, 2010 and December 31, 2009, we had $34.8 million and $38.9 million, respectively, of unamortized debt issuance costs which were included in other non-current assets in our unaudited condensed consolidated balance sheets. We incurred $0.1 million, and $3.5 million of debt issuance costs which were capitalized, during the three and nine months ended October 2, 2010, respectively, in connection with the sale of the new 10.875% Notes and the registered exchange offer of the notes, which was completed in April 2010. For the three and nine months ended October 2, 2010, amortization of debt issuance costs was $1.7 million and $7.6 million, respectively. For the three and nine months ended September 26, 2009, amortization of debt issuance costs was $2.7 million and $8.4 million, respectively.

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

For the three and nine months ended October 2, 2010, we recorded income tax benefits of approximately $3.2 million and $18.0 million, respectively, on pre-tax losses of approximately $10.7 million and $58.3 million, resulting in effective tax rates of 29.8% and 30.9%, respectively. For the three and nine months ended September 26, 2009, we recorded an income tax benefit of approximately $3.0 million and $19.9 million, respectively, on pre-tax losses of approximately $14.0 million and $57.9 million, respectively, resulting in effective tax rates of 20.8% and 34.3%, respectively.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service (IRS) completed its field examination of the 2005 and 2006 tax years during the first half of 2010. The IRS has proposed material adjustments related to transaction cost, stock option, and bad debt deductions included in our 2006 tax return. We intend to appeal each of the proposed adjustments vigorously through the IRS appeals process. However, should the IRS’ proposed adjustments be upheld in appeals, a material reduction in our currently unreserved net operating losses could result. At December 31, 2009, our gross unrecognized tax benefits were $19.1 million. For the nine months ended October 2, 2010, we increased our gross unrecognized tax benefits by $0.5 million. As of October 2, 2010, our total gross unrecognized tax benefits were $19.6 million, including a cumulative $2.1 million related to interest and penalties. There is a reasonable possibility that the closing of the IRS appeals process could result in a material reduction of our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated. All unrecognized tax benefits will impact our effective tax rate upon recognition. We believe that it is reasonably possible that an increase of $0.4 million in unrecognized tax benefits related to various immaterial state exposures may be necessary within the next twelve months.

11.  RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of Chattanooga activities to our existing facilities was completed during the first half of 2010. A summary of the activity relating to the restructuring for the nine months ended October 2, 2010 is as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance at December 31, 2009	4,049	405	4,454
Expensed during period	1,111	123	1,234
Payments made during period	(4,896)	(502)	(5,398)
Adjustments to restructuring accrual	(130)	(13)	(143)
Balance at October 2, 2010	$134	$13	$147

Total severance and employee retention related expenses incurred to date as a result of the transition of our Chattanooga activities are $6.6 million, and are included in our unaudited condensed consolidated statements of operations. We do not expect to incur additional material severance and employee retention expenses in conjunction with the Chattanooga integration.

As a result of our integration of the operations of our Chattanooga division, we exited facilities in Hixson, and listed the buildings for sale during the first half of 2010.  Based on the current estimated fair market value of the buildings, we recorded an impairment charge of $1.1 million during the first half of 2010, which has been reflected as impairment of assets held for sale in our unaudited condensed consolidated statement of operations. The fair market value of the buildings held for sale is estimated to be approximately $2.8 million, and is included in other current assets in our unaudited condensed consolidated balance sheet at October 2, 2010.

12.  STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

We have one active equity compensation plan, the DJO Incorporated 2007 Incentive Stock Plan (the 2007 Stock Option Plan), under which we are authorized to grant awards of stock, options, and other stock-based awards for up to 7,500,000 shares of Common Stock of our indirect parent, DJO Incorporated, subject to adjustment in certain events.

Options issued under the 2007 Stock Option Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the DJO Form Option Agreement) for employee stock option awards under the 2007 Stock Option Plan. Under the DJO Form Option Agreement, one-third of stock options will vest over a specified period of time (typically five years) from the date of grant contingent solely upon the awardees’ continued employment with us (the Time-Based Tranche). As initially adopted, another one-third of stock options were to vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined annual performance targets based on Adjusted EBITDA and free cash flow, as defined (the Performance-Based Tranche). As amended in March 2009, the final one-third of stock options will vest based upon achieving a minimum internal rate of return (IRR) and a minimum return of money on invested capital (MOIC), as defined; each measured with respect to Blackstone’s aggregate investment in DJO Incorporated capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO Incorporated capital stock (the Enhanced Market-Return Tranche).

In March 2010, the Compensation Committee approved further modifications to the terms of the outstanding options and the DJO Form Option Agreement. The vesting terms of the Time-Based Tranche and Enhanced Market-Return Tranche remain the same as discussed above. As modified, the financial performance targets for future years of the Performance-Based Tranche were replaced by new IRR and MOIC targets, similar to the Enhanced Market-Return Tranche, each measured with respect to Blackstone’s aggregate investment in DJO Incorporated capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO Incorporated capital stock (referred to hereafter as the Market-Return Tranche). As a result of this modification, the Market-Return Tranche has both a performance component and a market condition component.

Options granted under the 2007 Stock Option Plan contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market-Return or the Enhanced Market-Return Tranches.

During the three months ended October 2, 2010 we granted 107,500 stock options, including 5,000 to non-employee distributors, with a weighted average grant date fair value of $6.46 per share for the Time-Based Tranche, and an exercise price of $16.46 per share. We granted 138,150 stock options, including 24,000 to non-employee distributors, with a weighted average grant date fair value of $6.40 per share for the Time-Based Tranche, and an exercise price of $16.46 per share during the three months ended September 26, 2009.

During the nine months ended October 2, 2010 we granted 592,250 stock options, including 6,200 to non-employee distributors, with a weighted average grant date fair value of $6.66 per share for the Time-Based Tranche, and an exercise price of $16.46 per share. We granted 733,732 stock options, including 24,800 to non-employee distributors, with a weighted average grant date fair value of $6.31 per share for the Time-Based Tranche, and an exercise price of $16.46 per share during the nine months ended September 26, 2009.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Expected volatility	34.3%	34.7%	34.2 – 34.5%	34.4 – 34.7%
Risk-free interest rate	2.0%	2.8%	2.0 - 3.0%	2.3 – 2.8%
Expected years until exercise	6.9	6.1	6.4 - 7.0	6.1 – 6.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense of $0.4 million and $1.3 million for the three and nine months ended October 2, 2010, respectively. We recorded non-cash compensation expense of $0.9 million and $2.3 million for the three and nine months ended September 26, 2009, respectively. For the each of the three and nine months periods ended October 2, 2010 and September 26, 2009, we only recognized non-cash compensation expense for options in the Time-Based Tranche, as the performance and market components of the Market-Return and Enhanced Market-Return Tranches are not deemed probable at this time.

13.  EQUITY

During the three and nine months ended October 2, 2010, DJO Incorporated sold 24,304 and 87,052 shares of its Common Stock, respectively, at $16.46 per share in an offering to certain accredited investors comprised of employees, directors and independent sales agents, subject to the execution of a stockholders agreement including certain rights and restrictions. Net proceeds from this offering during the three and nine months ended October 2, 2010 were approximately $0.4 million and $1.4 million, respectively. These proceeds were contributed by DJO Incorporated to us and have been included in member capital in our unaudited condensed consolidated balance sheet as of October 2, 2010. The proceeds will be used for working capital purposes.

Comprehensive loss consists of the following for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net loss	$(7,531)	$(11,280)	$(40,303)	$(38,399)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,723	5,499	(3,333)	6,052
Unrealized losses on cash flow hedges	(1,066)	(3,500)	(4,640)	(10,935)
Reclassification adjustment for losses on cash flow hedges included in net loss	1,819	3,046	5,591	7,691
Other comprehensive income (loss)	7,476	5,045	(2,382)	2,808
Comprehensive loss	(55)	(6,235)	(42,685)	(35,591)
Comprehensive income attributable to noncontrolling interests	(444)	(186)	(796)	(472)
Comprehensive loss attributable to DJO Finance LLC	$(499)	$(6,421)	$(43,481)	$(36,063)

14.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJOFL and BMP may mutually determine. DJOFL has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJOFL, a sale of all or substantially all of DJOFL’s assets or an initial public offering of common stock of DJOFL, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and nine month periods presented, we recognized $1.75 million and $5.25 million, respectively, related to the annual monitoring fee, which is recorded as a component of SG&A expense in our unaudited condensed consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

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

We are currently named as one of several defendants in approximately 100 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump (pain pump) product manufactured by two third party manufacturers that we distributed through our Bracing and Supports segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the Company and the manufacturer and by settlements, and a second policy has been significantly eroded by defense costs of the Company and the manufacturer and is expected to be exhausted by settlements in the near future. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and intends to pursue its claims appropriately. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company, and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. The lawsuits allege damages ranging from unspecified amounts to claims between $1.0 million and $10.0 million. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

In mid-2010, we were named in three multi-plaintiff lawsuits alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages and were brought by 16, 11 and 19 plaintiffs, respectively. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. We could be exposed to material liabilities if our insurance coverage is not available or inadequate to pay the defense costs and settlements or judgments in these cases.

On August 2, 2010, we were served with a subpoena under the Health Insurance Portability and Accountability Act (HIPAA) seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the U.S. Department of Justice (DOJ) and the U.S. Food and Drug Administration (FDA) of Federal healthcare offenses. We are producing documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability program that expired on June 30, 2010, and this supplemental coverage is limited to pain pump claims. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limit on the expiring program but does provide that the existing limits of the expiring program will remain available for claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers. We also purchased additional coverage of $25 million excess of $80 million with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the expiring program). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, with an aggregate self-insured retention of $1.0 million for all product liability claims under either the expiring program or the SERP program. In addition, the layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim. Our two product liability programs prior to the program that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies as well as the expiring program.

If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. Our condensed consolidated balance sheets as of October 2, 2010 (unaudited) and December 31, 2009, include accrued liabilities of approximately $1.7 million and $2.0 million, respectively, for expenses related to products liability claims for products other than our pain pump products. The amounts accrued are based upon previous claims experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We have filed another motion to dismiss directed at the second amended complaint. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

16. SEGMENT AND GEOGRAPHIC INFORMATION

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

•                  Chattanooga.  Our Chattanooga business unit offers products in the clinical rehabilitation market in the categories of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy.

•                  Athlete Direct.  Our Athlete Direct business unit offers consumers ranging from fitness enthusiasts to competitive athletes our Compex electrostimulation device, which is used in athletic training programs to aid muscle development and to accelerate muscle recovery after training sessions.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of certain general corporate expenses and charges related to various integration activities, as defined. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales:
Bracing and Supports	$78,156	$76,388	$232,087	$219,224
Recovery Sciences	85,884	85,794	257,361	249,767
Surgical Implant	14,559	15,416	46,735	47,097
International	54,960	58,588	179,979	172,863
	$233,559	$236,186	$716,162	$688,951

Gross profit:
Bracing and Supports	$42,521	$44,146	$127,865	$122,748
Recovery Sciences	66,753	64,377	195,773	188,162
Surgical Implant	10,258	11,779	34,533	36,541
International	30,697	32,434	106,097	98,645
Expenses not allocated to segments and eliminations	(817)	(2,589)	(4,172)	(4,340)
	$149,412	$150,147	$460,096	$441,756

Operating income:
Bracing and Supports	$17,188	$20,687	$50,428	$51,577
Recovery Sciences	30,962	27,715	85,441	75,962
Surgical Implant	401	2,805	4,545	8,982
International	9,752	10,625	40,787	33,556
Expenses not allocated to segments and eliminations	(36,858)	(38,274)	(126,216)	(114,382)
	$21,445	$23,558	$54,985	$55,695

The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009
Net sales:
United States	$185,530	$177,598	$533,274	$516,088
Germany	15,998	18,612	55,319	53,312
Other Europe, Middle East and Africa	16,623	25,528	68,225	81,174
Asia Pacific	3,764	3,429	16,911	10,277
Other	11,644	11,019	42,433	28,100
	$233,559	$236,186	$716,162	$688,951

17.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, DJO Finco, issued the 10.875% Notes with aggregate principal amounts of $575.0 million and $100.0 million on November 20, 2007 and January 20, 2010, respectively. On November 3, 2006, DJOFL and DJO Finco issued the 11.75% Notes with an aggregate principal amount of $200.0 million. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of the DJOFL’s domestic subsidiaries (other than DJO Finco) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 11.75% Notes, redeemed in October 2010 upon issuance of our 9.75% Notes (see Note 18), were jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee these notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non — Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,442	$22,802	$20,000	$—	$50,244
Accounts receivable, net	—	110,067	31,507	90	141,664
Inventories, net	—	90,925	27,308	(9,345)	108,888
Deferred tax assets, net	—	35,472	4,226	(146)	39,552
Prepaid expenses and other current assets	29	20,594	2,972	2,626	26,221
Total current assets	7,471	279,860	86,013	(6,775)	366,569
Property and equipment, net	—	75,062	13,665	(4,861)	83,866
Goodwill	—	1,108,702	112,437	(30,445)	1,190,694
Intangible assets, net	—	1,092,720	36,937	1,121	1,130,778
Investment in subsidiaries	1,297,701	1,660,184	69,621	(3,027,506)	—
Intercompany receivables	1,026,793	—	—	(1,026,793)	—
Other non-current assets	34,827	530	2,010	37	37,404
Total assets	$2,366,792	$4,217,058	$320,683	$(4,095,222)	$2,809,311

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$46,747	$6,011	$278	$53,036
Current portion of debt and capital lease obligations	9,594	40	—	—	9,634
Other current liabilities	44,849	54,196	20,719	2,638	122,402
Total current liabilities	54,443	100,983	26,730	2,916	185,072
Long-term debt and capital lease obligations	1,795,702	52	—	—	1,795,754
Deferred tax liabilities, net	—	283,187	14,819	—	298,006
Intercompany payables, net	—	894,280	132,513	(1,026,793)	—
Other long-term liabilities	1,570	9,558	1,526	—	12,654
Total liabilities	1,851,715	1,288,060	175,588	(1,023,877)	2,291,486
Noncontrolling interests	—	—	2,748	—	2,748
Total membership equity	515,077	2,928,998	142,347	(3,071,345)	515,077
Total liabilities and equity	$2,366,792	$4,217,058	$320,683	$(4,095,222)	$2,809,311

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$201,837	$43,453	$(11,731)	$233,559
Cost of sales (exclusive of amortization of intangible assets of $9,230)	—	71,429	23,654	(10,936)	84,147
Gross profit	—	130,408	19,799	(795)	149,412

Operating expenses:
Selling, general and administrative	—	83,231	19,391	50	102,672
Research and development	—	4,870	1,022	—	5,892
Amortization of intangible assets	—	18,436	960	7	19,403
	—	106,537	21,373	57	127,967
Operating income (loss)	—	23,871	(1,574)	(852)	21,445

Other income (expense):
Interest expense	(37,160)	(10,702)	(886)	11,508	(37,240)
Interest income	6,922	4,531	147	(11,508)	92
Other income, net	22,523	2,647	2,327	(22,516)	4,981
	(7,715)	(3,524)	1,588	(22,516)	(32,167)
Income (loss) before income taxes	(7,715)	20,347	14	(23,368)	(10,722)
Income tax benefit (expense)	—	3,589	(398)	—	3,191
Net income (loss)	(7,715)	23,936	(384)	(23,368)	(7,531)
Net income attributable to noncontrolling interests	—	—	(184)	—	(184)
Net income (loss) attributable to DJO Finance LLC	$(7,715)	$23,936	$(568)	$(23,368)	$(7,715)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$617,701	$146,567	$(48,106)	$716,162
Cost of sales (exclusive of amortization of intangible assets of $27,211)	—	229,725	74,622	(48,281)	256,066
Gross profit	—	387,976	71,945	175	460,096

Operating expenses:
Selling, general and administrative	—	269,378	59,485	50	328,913
Research and development	—	14,144	2,779	—	16,923
Amortization of intangible assets	—	55,229	2,892	7	58,128
Impairment of assets held for sale	—	1,147	—	—	1,147
		339,898	65,156	57	405,111
Operating income	—	48,078	6,789	118	54,985

Other income (expense):
Interest expense	(114,626)	(31,953)	(2,682)	34,394	(114,867)
Interest income	26,877	7,304	445	(34,394)	232
Other income (expense), net	46,619	(18,178)	(615)	(26,462)	1,364
	(41,130)	(42,827)	(2,852)	(26,462)	(113,271)
Income (loss) before income taxes	(41,130)	5,251	3,937	(26,344)	(58,286)
Income tax benefit (expense)	—	20,668	(2,685)	—	17,983
Net income (loss)	(41,130)	25,919	1,252	(26,344)	(40,303)
Net income attributable to noncontrolling interests	—	—	(827)	—	(827)
Net income (loss) attributable to DJO Finance LLC	$(41,130)	$25,919	$425	$(26,344)	$(41,130)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(41,130)	$25,919	$1,252	$(26,344)	$(40,303)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	16,131	3,559	(64)	19,626
Amortization of intangible assets	—	55,228	2,893	7	58,128
Amortization of debt issuance costs and non-cash interest expense	9,137	—	—	—	9,137
Stock-based compensation expense	—	1,309	—	—	1,309
Loss on disposal of assets, net	—	720	423	(304)	839
Deferred income tax benefit (expense)	—	(79,209)	57,792	—	(21,417)
Non-cash income (loss) from subsidiaries	(43,854)	512,494	20,880	(489,520)	—
Provision for doubtful accounts and sales returns	—	24,987	562	—	25,549
Inventory reserves	—	3,980	622	—	4,602
Impairment of assets held for sale	—	1,147	—	—	1,147

Changes in operating assets and liabilities:
Accounts receivable	—	(22,130)	789	(87)	(21,428)
Inventories	—	(10,322)	(4,417)	(2,713)	(17,452)
Prepaid expenses and other assets	132	13,933	(24,033)	(2,625)	(12,593)
Accounts payable and other current liabilities	25,205	5,996	641	2,646	34,488
Net cash provided by (used in) operating activities	(50,510)	550,183	60,963	(519,004)	41,632

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(18,991)	(3,854)	2,568	(20,277)
Cash paid in connection with acquisitions, net of cash acquired	—	(810)	—	(1,235)	(2,045)
Other investing activities, net	—	531	(1,248)	—	(717)
Net cash used in investing activities	—	(19,270)	(5,102)	1,333	(23,039)

FINANCING ACTIVITIES:
Intercompany	60,102	(524,172)	(53,601)	517,671	—
Proceeds from issuance of debt	127,000	—	130	—	127,130
Repayments of debt and capital lease obligations	(132,695)	(2,717)	(749)	—	(136,161)
Payment of debt issuance costs	(3,454)	—	—	—	(3,454)
Investment by parent	—	1,389	—	—	1,389
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(557)	—	(557)
Net cash provided by (used in) financing activities	50,953	(525,500)	(54,777)	517,671	(11,653)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,307)	—	(1,307)
Net increase (decrease) in cash and cash equivalents	443	5,413	(223)	—	5,633
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$7,442	$22,802	$20,000	$—	$50,244

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$208,258	$63,491	$(35,563)	$236,186
Cost of sales (exclusive of amortization of intangible assets of $9,495)	—	74,148	42,564	(30,673)	86,039
Gross profit	—	134,110	20,927	(4,890)	150,147

Operating expenses:
Selling, general and administrative	—	82,853	18,560	—	101,413
Research and development	—	5,049	567	—	5,616
Amortization of intangible assets	—	18,639	921	—	19,560
	—	106,541	20,048	—	126,589
Operating income	—	27,569	879	(4,890)	23,558

Other income (expense):
Interest expense	(38,978)	(4,370)	(885)	5,060	(39,173)
Interest income	4,351	753	175	(5,068)	211
Other income (expense), net	23,253	(56,348)	1,418	33,099	1,422
	(11,374)	(59,965)	708	33,091	(37,540)
Income (loss) from continuing operations before income taxes	(11,374)	(32,396)	1,587	28,201	(13,982)
Income tax benefit (expense)	—	3,895	(926)	—	2,969
Loss from discontinued operations, net	—	(267)	—	—	(267)
Net income (loss)	(11,374)	(28,768)	661	28,201	(11,280)
Net income attributable to noncontrolling interests	—	—	(94)	—	(94)
Net income (loss) attributable to DJO Finance LLC	$(11,374)	$(28,768)	$567	$28,201	$(11,374)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$589,554	$192,241	$(92,844)	$688,951
Cost of sales (exclusive of amortization of intangible assets of $28,499)	—	212,781	126,963	(92,549)	247,195
Gross profit	—	376,773	65,278	(295)	441,756

Operating expenses:
Selling, general and administrative	—	252,494	58,124	—	310,618
Research and development	—	15,539	2,042	—	17,581
Amortization of intangible assets	—	55,917	1,945	—	57,862
	—	323,950	62,111	—	386,061
Operating income	—	52,823	3,167	(295)	55,695

Other income (expense):
Interest expense	(116,818)	(13,835)	(2,489)	15,823	(117,319)
Interest income	13,737	2,190	656	(15,834)	749
Other income (expense), net	64,314	(47,719)	1,860	(15,446)	3,009
	(38,767)	(59,364)	27	(15,457)	(113,561)
Income (loss) from continuing operations before income taxes	(38,767)	(6,541)	3,194	(15,752)	(57,866)
Income tax benefit (expense)	—	21,385	(1,484)	—	19,901
Loss from discontinued operations, net	—	(434)	—	—	(434)
Net income (loss)	(38,767)	14,410	1,710	(15,752)	(38,399)
Net income attributable to noncontrolling interests	—	—	(368)	—	(368)
Net income (loss) attributable to DJO Finance LLC	$(38,767)	$14,410	$1,342	$(15,752)	$(38,767)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 26, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(38,767)	$14,410	$1,710	$(15,752)	$(38,399)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	17,253	3,711	(392)	20,572
Amortization of intangible assets	—	55,917	1,945	—	57,862
Amortization of debt issuance costs and non-cash interest expense	9,597	—	—	—	9,597
Stock-based compensation expense	—	2,335	—	—	2,335
Loss on disposal of assets, net	—	270	270	(75)	465
Gain on disposal of discontinued operations	—	(496)	—	—	(393)
Deferred income tax benefit	—	(24,012)	(711)	2,149	(22,574)
Non-cash income (loss) from subsidiaries	(64,314)	86,249	—	(21,935)	—
Provision for doubtful accounts and sales returns	—	24,728	705	—	25,433
Inventory reserves	—	5,449	847	—	6,296

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(18,154)	(1,269)	—	(19,423)
Inventories	—	(3,404)	(1,762)	4,002	(1,164)
Prepaid expenses and other assets	273	(4,826)	4,855	(338)	(36)
Accounts payable and other current liabilities	31,190	(8,856)	(591)	253	21,996
Net cash provided by (used in) operating activities	(62,021)	146,863	9,710	(31,985)	62,567

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(15,558)	(4,129)	554	(19,133)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,417)	(10,429)	—	(12,846)
Proceeds received upon disposition of discontinued operations, net	—	21,846	—	—	21,846
Other investing activities, net	—	(25)	(51)	—	(76)
Net cash provided by (used in) investing activities	—	3,846	(14,609)	554	(10,209)

FINANCING ACTIVITIES:
Intercompany	94,878	(136,731)	10,422	31,431	—
Proceeds from issuance of debt and revolving line of credit	65,000	(3)	176	—	65,173
Repayments of debt and capital lease obligations	(94,325)	(26)	(483)	—	(94,834)
Net cash provided by (used in) financing activities	65,553	(136,760)	10,115	31,431	(29,661)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,901)	—	(1,901)
Net increase in cash and cash equivalents	3,532	13,949	3,315	—	20,796
Cash and cash equivalents at beginning of period	—	14,373	16,110	—	30,483
Cash and cash equivalents at end of period	$3,532	$28,322	$19,425	$—	$51,279

18.  SUBSEQUENT EVENTS

On October 1, 2010, we commenced a cash tender offer for any and all of our $200 million of outstanding 11.75% Notes (see Note 9) due 2014 with a final tender expiration date of October 29, 2010. The total tender offer consideration of $1,065 for each $1,000 principal amount of 11.75% Notes validly tendered included an early tender premium of $30 per $1,000 principal amount of 11.75% Notes validly tendered by October 15, 2010. In addition, holders who validly tendered their 11.75% Notes were entitled to receive accrued interest from and including the last interest payment date through the applicable settlement date.

On October 5, 2010, we entered into Amendment No. 2 to the Senior Secured Credit Facility, which permitted us to (1) issue $300.0 million in aggregate principal amount of new subordinated notes to be co-issued by DJOFL and DJO Finco; (2) use the proceeds from the offering to repurchase or redeem all of our existing 11.75% Notes due 2014; (3) prepay a portion of the term loans under our Senior Secured Credit Facility; and (4) pay related premiums, fees and expenses, all without utilizing existing debt incurrence capacity under our Senior Secured Credit Facility. In connection with this amendment, we incurred $0.7 million of fees and expenses, which will be expensed during the fourth quarter of 2010.

On October 18, 2010, we issued $300.0 million aggregate principal amount of new 9.75% Senior Subordinated Notes (9.75% Notes) maturing on October 15, 2017, realizing net proceeds of $293.2 million after deducting $6.8 million of debt issuance costs, which were capitalized and will be amortized using the effective interest method through the maturity data. Semi-annual interest of approximately $14.6 million, related to the 9.75% Notes will be payable in cash on April 15 and October 15 of each year, commencing on April 15, 2011, and will accrue from and including October 18, 2010. The 9.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s Senior Secured Credit Facility.

On October 18, 2010, we used a portion of the proceeds from the issuance of the 9.75% Notes to repurchase $199.85 million aggregate principal amount of our 11.75% Notes for total consideration of $222.8 million, which includes applicable premiums and accrued interest from the last interest payment date to the settlement date. We intend to redeem the remaining $150,000 aggregate principal amount of the 11.75% Notes, and expect to do so during November 2010, at a redemption price of 105.875%. In connection with the repayment of the 11.75% Notes we incurred $0.6 million of fees, which will be expensed during the fourth quarter of 2010.

During October 2010, we prepaid a total $79.0 million of term loans under our Senior Secured Credit Facility. In connection with this prepayment, during the fourth quarter we expect to (1) accelerate $0.6 million of amortization of the unamortized original issue discount as of the prepayment date and (2) recognize a non-cash loss of $1.2 million attributable to the write off of unamortized debt issuance costs as of the prepayment date relating to the portion of the term loans that were repaid.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto as well as the other financial data included elsewhere in this Form 10-Q.

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in Part II, Item 1A of this report and in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2010, describes these and other important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Overview of Business

We are a global provider of high-quality orthopedic devices, with a broad range of products used for rehabilitation, pain management and physical therapy. We also develop, manufacture and distribute a broad range of surgical reconstructive implant products. We are one of the largest non-surgical orthopedic rehabilitation device companies in the world, as measured by revenues. Many of our products have leading market positions. We believe that our strong brand names, comprehensive range of products, focus on quality, innovation and customer service, extensive distribution network, and our strong relationships with orthopedic and physical therapy professionals have contributed to our leading market positions. We believe that we are one of only a few orthopedic device companies that offer healthcare professionals and patients a diverse range of orthopedic rehabilitation products addressing the complete spectrum of preventative, pre-operative, post-operative, clinical and home rehabilitation care. Our products are used by orthopedic specialists, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports-related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment

On June 12, 2009, we sold our Empi Therapy Solutions (ETS) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for approximately $21.8 million. As such, results of the ETS business for the three and nine month periods ended September 26, 2009 have been presented as discontinued operations in our unaudited condensed consolidated financial statements.

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad. In the second quarter of 2010, we changed how we report financial information to senior management. Prior to the second quarter of 2010, our Bracing and Supports and Recovery Sciences businesses were reported together within the Domestic Rehabilitation Segment. During the second quarter, as a result of our recent sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change. We currently develop, manufacture and distribute our products through four operating segments.

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

•                  Chattanooga. Our Chattanooga business unit offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy.

•                  Athlete Direct. Our Athlete Direct business unit offers consumers ranging from fitness enthusiasts to competitive athletes our Compex electrostimulation device, which is used in athletic training programs to aid muscle development and to accelerate muscle recovery after training sessions.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 16 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of certain general corporate expenses and charges related to various integration activities, as defined. All prior periods presented have been restated to reflect our current reportable segments.

	Three Months Ended		Nine Months Ended
($ in thousands)	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Bracing and Supports:
Net sales	$78,156	$76,388	$232,087	$219,224
Gross profit	$42,521	$44,146	$127,865	$122,748
Gross profit margin	54.4%	57.8%	55.1%	56.0%
Operating income	$17,188	$20,687	$50,428	$51,577
Operating income as a percent of net segment sales	22.0%	27.1%	21.7%	23.5%

Recovery Sciences:
Net sales	$85,884	$85,794	$257,361	$249,767
Gross profit	$66,753	$64,377	$195,773	$188,162
Gross profit margin	77.7%	75.0%	76.1%	75.3%
Operating income	$30,962	$27,715	$85,441	$75,962
Operating income as a percent of net segment sales	36.1%	32.3%	33.2%	30.4%

Surgical Implant:
Net sales	$14,559	$15,416	$46,735	$47,097
Gross profit	$10,258	$11,779	$34,533	$36,541
Gross profit margin	70.5%	76.4%	73.9%	77.6%
Operating income	$401	$2,805	$4,545	$8,982
Operating income as a percent of net segment sales	2.8%	18.2%	9.7%	19.1%

International:
Net sales	$54,960	$58,588	$179,979	$172,863
Gross profit	$30,697	$32,434	$106,097	$98,645
Gross profit margin	55.9%	55.4%	58.9%	57.1%
Operating income	$9,752	$10,625	$40,787	$33,556
Operating income as a percent of net segment sales	17.7%	18.1%	22.7%	19.4%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended October 2, 2010 and September 26, 2009 each included 63 shipping days. The nine months ended October 2, 2010 and September 26, 2009 included 192 and 188 shipping days, respectively.

The following table presents results of operations as a percentage of net sales for the periods presented ($ in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2010		September 26, 2009		October 2, 2010		September 26, 2009
Net sales	$233,559	100.0%	$236,186	100.0%	$716,162	100.0%	$688,951	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	84,147	36.0	86,039	36.4	256,066	35.8	247,195	35.9
Gross profit	149,412	64.0	150,147	63.6	460,096	64.2	441,756	64.1

Operating expenses:
Selling, general and administrative	102,672	44.0	101,413	42.9	328,913	45.9	310,618	45.1
Research and development	5,892	2.5	5,616	2.4	16,923	2.4	17,581	2.6
Amortization of intangible assets	19,403	8.3	19,560	8.3	58,128	8.1	57,862	8.4
Impairment of assets held for sale	—	—	—	—	1,147	0.2	—	—
	127,967	54.8	126,589	53.6	405,111	56.5	386,061	56.0
Operating income	21,445	9.2	23,558	10.0	54,985	7.7	55,695	8.1

Other income (expense):
Interest expense	(37,240)	(15.9)	(39,173)	(16.6)	(114,867)	(16.0)	(117,319)	(17.0)
Interest income	92	0.0	211	0.1	232	0.0	749	0.1
Other income, net	4,981	2.1	1,422	0.6	1,364	0.2	3,009	0.4
	(32,167)	(13.8)	(37,540)	(15.9)	(113,271)	(15.8)	(113,561)	(16.5)
Loss from continuing operations before income taxes	(10,722)	(4.6)	(13,982)	(5.9)	(58,286)	(8.1)	(57,866)	(8.4)
Income tax benefit	3,191	1.4	2,969	1.3	17,983	2.5	19,901	2.9
Loss from discontinued operations, net	—	—	(267)	(0.1)	—	—	(434)	(0.1)
Net loss	(7,531)	(3.2)	(11,280)	(4.8)	(40,303)	(5.6)	(38,399)	(5.6)
Net income attributable to noncontrolling interests	(184)	(0.1)	(94)	(0.0)	(827)	(0.1)	(368)	(0.0)
Net loss attributable to DJO Finance LLC	$(7,715)	(3.3)%	$(11,374)	(4.8)%	$(41,130)	(5.7)%	$(38,767)	(5.6)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $9,230 and $27,211 for the three and nine months ended October 2, 2010, respectively, and $9,495 and $28,499 for the three and nine months ended September 26, 2009, respectively.

Three Months Ended October 2, 2010 compared to Three Months Ended September 26, 2009

Net Sales.  Our net sales for the three months ended October 2, 2010 were $233.6 million as compared to $236.2 million for the three months ended September 26, 2009, representing a 1.1% decrease. This decrease was driven primarily by a $3.3 million impact from unfavorable changes in foreign currency exchange rates in effect for the three months ended October 2, 2010, as compared to rates in effect for the three months ended September 26, 2009, the impact of the sale or discontinuation of certain product lines in 2009, which were included in revenue during the three months ended September 26, 2009 in the amount of approximately $2.3 million, and a decrease in sales in our Surgical Implant Segment. These decreases were partially offset by an increase in sales in our Bracing and Supports Segment.

For the three months ended October 2, 2010, we generated 23.5% of our net sales from customers outside the United States as compared to 24.8% for the three months ended September 26, 2009.

Sales of new products, which include products that have been on the market less than one year, were $4.0 million for the three months ended October 2, 2010 compared to new product sales of $5.1 million for the three months ended September 26, 2009.

The following table sets forth the mix of our net sales for the three months ended October 2, 2010 compared to the three months ended September 26, 2009 ($ in thousands):

	Three Months Ended
	October 2, 2010	% of Net Sales	September 26, 2009	% of Net Sales	Increase (decrease)
Bracing and Supports	$78,156	33.5%	$76,388	32.4%	$1,768	2.3%
Recovery Sciences	85,884	36.8	85,794	36.3	90	0.1
Surgical Implant	14,559	6.2	15,416	6.5	(857)	(5.6)
International	54,960	23.5	58,588	24.8	(3,628)	(6.2)
	$233,559	100.0%	$236,186	100.0%	$(2,627)	(1.1)%

Net sales in our Bracing and Supports Segment of $78.2 million for the three months ended October 2, 2010, increased $1.8 million, or 2.3%, as compared to the three months ended September 26, 2009. The increase was driven primarily by increased unit sales across most product lines, and increased revenue under our new soft goods contract with the Novation group purchasing organization. Partially offsetting these gains, growth in our Bracing and Supports segment was impacted by the conversion of certain units previously billed to insurance at higher average selling prices to units sold at reduced average selling prices to clinics choosing to do their own insurance billing.

Net sales in our Recovery Sciences Segment were $85.9 million for the three months ended October 2, 2010, essentially flat compared to net sales for the three months ended September 26, 2009 of $85.8 million. Increases in sales of new products in our Empi business unit were offset by decreases in sales of our Chattanooga products, and the impact of discontinuing certain Chattanooga products which contributed revenue of $0.9 million in the three months ended September 26, 2009.

Net sales in our Surgical Implant Segment decreased to $14.6 million for the three months ended October 2, 2010 from $15.4 million for the three months ended September 26, 2009, representing a 5.6% decrease over the same period in the prior year. The decrease was primarily due to the loss of a few key customers resulting in decreased sales of our hip and knee products, and the impact of the sale of a non-core spine product line which contributed revenue of $0.5 million in the three months ended September 26, 2009. These decreases were partially offset by increased sales of our shoulder products.

Net sales in our International Segment for the three months ended October 2, 2010 were $55.0 million, a decrease of 6.2% from net sales of $58.6 million for the three months ended September 26, 2009. The decrease is primarily attributable to unfavorable changes in foreign exchange rates compared to rates in effect for the three months ended September 26, 2009, which impacted net sales by $3.3 million. Excluding the impact of foreign exchange rates, net sales in our International Segment were essentially flat compared to the same period in the prior year, as strong sales of our Bracing and Supports products and continued improvement in sales of our Chattanooga products were offset by the impact of the discontinuation of certain Chattanooga products sold in international markets, which contributed revenue of $0.9 million in the three months ended September 26, 2009.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 64.0%, for the three months ended October 2, 2010, compared to 63.6% for the three months ended September 26, 2009. Our gross profit margin for the three months ended October 2, 2010 was favorably impacted by cost savings achieved in connection with various integration activities, partially offset by unfavorable changes in foreign currency exchange rates compared to the rates in effect for the prior year.

Gross profit in our Bracing and Supports Segment as a percentage of net sales was 54.4% for the three months ended October 2, 2010 as compared to 57.8% for the three months ended September 26, 2009. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences Segment as a percentage of net sales increased to 77.7% for the three months ended October 2, 2010 from 75.0% for the three months ended September 26, 2009. The increase was primarily driven by cost savings resulting from the integration of our Chattanooga business operations.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 70.5% for the three months ended October 2, 2010 from 76.4% for the three months ended September 26, 2009. The decrease was primarily driven by lower sales volume and the unfavorable impact of certain non-recurring inventory adjustments.

Gross profit in our International Segment as a percentage of net sales increased slightly to 55.9% for the three months ended October 2, 2010 from 55.4% for the three months ended September 26, 2009. The increase was primarily driven by a more favorable mix of products sold, and cost savings achieved in connection with the integration of our Chattanooga business operations, partially offset by unfavorable changes in foreign exchange rates.

Selling, General and Administrative (SG&A).  Our SG&A increased to $102.7 million for the three months ended October 2, 2010 from $101.4 million for the three months ended September 26, 2009. Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Three Months Ended
	October 2, 2010	September 26, 2009
Integration charges:
Employee severance and relocation	$270	$2,649
U.S commercial sales and marketing reorganization	2,540	—
Chattanooga integration	10	1,959
DJO Merger and other integration	943	2,344
International integration	16	415
Litigation costs and settlements, net	1,982	78
ERP implementation	4,676	2,740
	$10,437	$10,185

Research and Development.  Our research and development expense increased to $5.9 million for the three months ended October 2, 2010 from $5.6 million for the three months ended September 26, 2009. As a percentage of net sales, research and development expense increased slightly to 2.5% for the three months ended October 2, 2010 from 2.4% in the three months ended September 26, 2009.

Amortization of Intangible Assets. Amortization of intangible assets was $19.4 million and $19.6 million for the three months ended October 2, 2010 and September 26, 2009, respectively.

Interest Expense.  Our interest expense decreased to $37.2 million for the three months ended October 2, 2010 from $39.2 million for the three months ended September 26, 2009, primarily due to lower weighted average interest rates on our outstanding debt.

Other Income, Net.  Other income, net, was $5.0 million and $1.4 million for the three months ended October 2, 2010 and September 26, 2009, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For the three months ended October 2, 2010, we recorded an income tax benefit of approximately $3.2 million on a pre-tax loss of approximately $10.7 million, resulting in a 29.8% effective tax rate. For the three months ended September 26, 2009, we recorded an income tax benefit of approximately $3.0 million on a pre-tax loss of approximately $14.0 million, resulting in a 21.2% effective tax rate.

Nine Months Ended October 2, 2010 compared to Nine Months Ended September 26, 2009

Net Sales.  Our net sales for the nine months ended October 2, 2010 were $716.2 million, representing an increase of 3.9% from net sales of $689.0 million for the nine months ended September 26, 2009. This increase was driven by increased sales across most business units, as well as the benefit of four additional shipping days as compared to the nine months ended September 26, 2009. These increases were partially offset by a $0.9 million impact from unfavorable changes in foreign exchange rates in effect for the nine months ended October 2, 2010 as compared to rates in effect for the nine months ended September 26, 2009, and the impact of the sale or discontinuation of certain product lines in 2009, which were included in revenue during the nine months ended September 26, 2009 in the amount of approximately $7.3 million.

For the nine months ended October 2, 2010, we generated 25.1% of our net sales from customers outside the United States as compared to 25.1% for the nine months ended September 26, 2009.

Sales of new products, which include products that have been on the market less than one year, were $15.4 million for the nine months ended October 3, 2010 compared to new product sales of $12.4 million for the nine months ended September 26, 2009.

The following table sets forth the mix of our net sales for the nine months ended October 2, 2010 compared to the nine months ended September 26, 2009 ($ in thousands):

	Nine Months Ended
	October 2, 2010	% of Net Sales	September 26, 2009	% of Net Sales	Increase (decrease)
Bracing and Supports	$232,087	32.4%	$219,224	31.9%	$12,863	5.9%
Recovery Sciences	257,361	35.9	249,767	36.2	7,594	3.0
Surgical Implant	46,735	6.5	47,097	6.8	(362)	(0.8)
International	179,979	25.1	172,863	25.1	7,116	4.1
	$716,162	100.0%	$688,951	100.0%	$27,211	3.9%

Net sales in our Bracing and Supports Segment were $232.1 million for the nine months ended October 2, 2010, reflecting an increase of $12.9 million, or 5.9% from net sales of $219.2 million for the nine months ended September 26, 2009. The increase was driven primarily by increased unit sales, which were favorably impacted by the benefit of four additional shipping days in the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009, as well as our new soft goods contract with the Novation group purchasing organization. Partially offsetting these gains, growth in our Bracing and Supports segment was impacted by the conversion of certain units previously billed to insurance at higher average selling prices to units sold at reduced average selling prices to clinics choosing to do their own insurance billing.

Net sales in our Recovery Sciences Segment increased to $257.4 million for the nine months ended October 2, 2010 from $249.8 million for the nine months ended September 26, 2009, representing a 3.0% increase over the same period in the prior year. The increase is primarily due to continued improvement in sales in our Chattanooga business unit, sales of new products in our Empi business unit, and the benefit of four additional shipping days in the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009. These increases were partially offset by the impact of discontinuing certain Chattanooga products which contributed revenue of $2.9 million in the nine months ended September 26, 2009.

Net sales in our Surgical Implant Segment were $46.7 million for the nine months ended October 2, 2010, a slight decrease from net sales of $47.1 million for the nine months ended September 26, 2009. The decrease was driven primarily by the loss of a few key customers resulting in decreased sales of our hip and knee products, and the impact of the sale of a non-core spine product line which contributed revenue of $1.4 million in the nine months ended September 26, 2009. These decreases were partially offset by increased sales of our shoulder products, and the benefit of four additional shipping days in the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009.

Net sales in our International Segment for the nine months ended October 2, 2010 were $180.0 million, reflecting an increase of 4.1% from net sales of $172.9 million for the nine months ended September 26, 2009. The increase was driven primarily by strong sales of our bracing and supports products, improving sales of our Chattanooga products, and the benefit of four additional shipping days in the nine months ended October 2, 2010 as compared to the nine months ended September 26, 2009. The increases were partially offset by $0.9 million of unfavorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 26, 2009, and the impact of discontinuing certain Chattanooga products which contributed revenue in 2009.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 64.2%, for the nine months ended October 2, 2010 as compared to 64.1% for the nine months ended September 26, 2009. Our gross profit margin for the nine months ended October 2, 2010 is consistent with the prior year period as cost savings resulting from integration activity were offset by certain other non-recurring integration related costs, and unfavorable changes in foreign exchange rates compared to rates in effect for the nine months ended September 26, 2009.

Gross profit in our Bracing and Supports Segment as a percentage of net sales was 55.1% for the nine months ended October 2, 2010 compared to 56.0% for the nine months ended September 26, 2009. The decrease was primarily driven by a lower margin mix of products sold.

Gross profit in our Recovery Sciences Segment as a percentage of net sales was 76.1% for the nine months ended October 2, 2010 compared to 75.3% for the nine months ended September 26, 2009. The decrease was primarily driven by a lower margin mix of products sold, partially offset by cost savings achieved in connection with the integration of our Chattanooga business operations.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 73.9% for the nine months ended October 2, 2010 from 77.6% for the nine months ended September 26, 2009. The decrease was primarily driven by lower sales volume and certain non recurring inventory adjustments.

Gross profit in our International Segment as a percentage of net sales increased to 58.9% for the nine months ended October 2, 2010 from 57.1% for the nine months ended September 26, 2009. The increase was primarily driven by the impact of a more favorable mix of products sold, and cost savings achieved in connection with the integration of our Chattanooga business operations. These increases were partially offset by unfavorable changes in foreign currency exchange rates compared to rates in effect for the nine months ended September 26, 2009.

Selling, General and Administrative (SG&A).  Our SG&A expenses increased to $328.9 million for the nine months ended October 2, 2010 from $310.6 million for the nine months ended September 26, 2009. Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months Ended
	October 2, 2010	September 26, 2009
Integration charges:
Employee severance and relocation	$2,411	$5,771
U.S commercial sales and marketing reorganization	7,877	—
Chattanooga integration	3,614	21
DJO Merger and other integration	2,967	10,590
International integration	79	4,357
Litigation costs and settlements, net	4,496	78
Additional product liability insurance premiums	11,138	—
ERP implementation	11,682	14,822
	$44,264	$35,639

During the nine months ended October 2, 2010, we incurred $11.1 million of expenses related to additional product liability insurance premiums, which were primarily attributable to supplemental extended reporting period coverage for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was otherwise unavailable when our existing coverage expired on June 30, 2010.

Research and Development.  Our research and development expense decreased to $16.9 million for the nine months ended October 2, 2010 from $17.6 million for the nine months ended September 26, 2009. As a percentage of net sales, research and development expense decreased slightly to 2.4% for the nine months ended October 2, 2010 from 2.6% in the nine months ended September 26, 2009.

Amortization of Intangible Assets. Our amortization of intangible assets was $58.1 million and $57.9 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.

Interest Expense.  Our interest expense was $114.9 million and $117.3 million for the nine months ended October 2, 2010 and September 26, 2009, respectively. Lower weighted average interest rates on our outstanding debt in the nine months ended October 2, 2010 were offset by accelerated amortization of original issue discount and deferred financing costs in connection with the prepayments of our Senior Secured Credit Facility during the first quarter of 2010.

Other Income, Net.  Other income, net, was $1.4 million and $3.0 million for the nine months ended October 2, and September 26, 2009 respectively. Results for both periods were primarily attributable to net realized and unrealized foreign currency transaction gains.

Income Tax Benefit. For the nine months ended October 2, 2010, we recorded an income tax benefit of approximately $18.0 million on a pre-tax loss of approximately $58.3 million, resulting in a 30.9% effective tax rate. For the nine months ended September 26, 2009, we recorded an income tax benefit of $19.9 million on a pre-tax loss of $57.8 million, resulting in a 34.4% effective tax rate.

Liquidity and Capital Resources

As of October 2, 2010, our primary source of liquidity consisted of cash and cash equivalents totaling $50.2 million and $100.0 million of available borrowings under our revolving credit facility. Working capital at October 2, 2010 was $181.5 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we would be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of the changes in our cash and cash equivalents for the nine months ended October 2, 2010 and September 26, 2009 is as follows:

	Nine Months Ended
	October 2, 2010	September 26, 2009
Cash provided by operating activities	$41,632	$62,567
Cash used in investing activities	(23,039)	(10,209)
Cash used in financing activities	(11,653)	(29,661)
Effect of exchange rate changes on cash and cash equivalents	(1,307)	(1,901)
Net increase in cash and cash equivalents	$5,633	$20,796

Cash Flows

Operating activities provided cash of $41.6 million and $62.6 million for the nine months ended October 2, 2010 and September 26, 2009, respectively. Cash provided by operating activities for the nine months ended October 2, 2010 primarily reflected our net loss excluding $98.9 million of non-cash items, and an unfavorable change in operating assets of $17.0 million. Cash provided by operating activities for the nine months ended September 26, 2009 consisted of our net loss excluding $99.6 million of non-cash items, and a favorable change in operating assets of $1.4 million.

Investing activities used $23.0 million of cash for the nine months ended October 2, 2010 and $10.2 million for the nine months ended September 26, 2009. Cash used in investing activities for the nine months ended October 2, 2010 primarily consisted of $20.3 million of purchases of property and equipment, including $11.6 million for our new ERP system, $1.2 million for the acquisition of our South African distributor, and a $0.8 million payment related to an earn-out provision associated with the 2009 acquisition of our Australian distributor. Cash used in investing activities for the nine months ended September 26, 2009 primarily consisted of $21.8 million of proceeds from the sales of assets, partially offset by purchases of property and equipment totaling $19.3 million, including $4.3 million for our new ERP system, and the acquisition of businesses for a total of $12.9 million, net of cash acquired.

We used $11.7 million and $29.7 million of cash for financing activities during the nine months ended October 2, 2010 and September 26, 2009, respectively. Cash used in financing activities for the nine months ended October 2, 2010 was primarily related to net payments on long-term debt of $9.0 million and the payment of $3.5 million of debt issuance costs incurred in connection with the issuance of our new 10.875% Senior Notes in January 2010. In addition, during the nine months ended October 2, 2010, we received an investment of approximately $1.4 million from our indirect parent, from the issuance of DJO Incorporated common stock to certain accredited investors. Cash used in financing activities for the nine months ended September 26, 2009 represented net payments on long-term debt and revolving lines of credit.

For the remainder of 2010, we expect to spend total cash of approximately $58.5 million for the following:

• $13.2 million for scheduled principal and estimated interest payments on our senior secured credit facility,

• $36.7 million for scheduled interest payments on our 10.875% senior notes, and

• $8.6 million for capital expenditures, including $3.3 million for our ERP system.

In addition, we expect to incur additional costs implementing our new ERP system over the remainder of the project, which will be expensed as incurred in our consolidated statements of operations.

On October 18, 2010, we issued $300.0 million aggregate principal amount of new 9.75% Senior Subordinated Notes. We used proceeds from the issuance of the 9.75% Notes, along with cash on hand, to repurchase $199.85 million aggregate principal amount of our 11.75% Notes for total consideration of $222.8 million (which includes applicable premiums and accrued interest from the last interest payment date to the settlement date), prepay a total $79.0 million of term loans under our Senior Secured Credit Facility, and pay related fees and expenses (see Note 18 to our unaudited condensed consolidating financial statements).

Indebtedness

As of October 2, 2010, we had approximately $1,805.4 million in aggregate indebtedness outstanding.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility, of which $933.0 million remains outstanding as of October 2, 2010, and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. In addition, we are permitted, subject to receipt of additional commitments from participating lenders and certain other conditions, to incur up to an additional $150.0 million of borrowings under the Senior Secured Credit Facility.

Interest Rate and Fees.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate as defined, and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margins for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 7 to our unaudited condensed consolidated financial statements). As of October 2, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.56%.

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

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness, and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio consolidated senior debt to Adjusted EBITDA, of 3.75:1 for the trailing 12 months ended October 2, 2010, stepping down over time to 3.25:1 by the end of 2011. Adjusted EBITDA is defined as net income (loss) attributable to DJO Finance LLC plus(income) loss from discontinued operations,  interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, including the addition of pre-acquisition EBITDA from businesses acquired during the period and certain future cost savings expected to be achieved related to acquisitions, all as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures (Adjusted EBITDA). As of October 2, 2010 our actual senior secured leverage ratio was within the required ratio at 3.32:1.

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

Under the Indentures governing our 10.875% Notes and our 11.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to improving our ratio of Adjusted EBITDA to fixed charges, as defined, or having a ratio of at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having a ratio of Adjusted EBITDA to fixed charges of at least 2.00:1 on a pro forma basis, as defined. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended October 2, 2010, measured on that date on a pro forma basis giving effect to our January 2010 issuance of $100 million principal amount of 10.875% Notes and the use of proceeds there from, as if those transactions had occurred at the beginning of such twelve month period, was 1.82:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.00:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of October 2, 2010:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.75:1	3.32:1
10.875% Senior Notes and 11.75% Senior Subordinated Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.82:1

As described above, our Senior Secured Credit Facility consisting of a term loan facility of $933.0 million as of October 2, 2010 and a $100.0 million revolving credit facility, along with the Indentures governing the $675.0 million of senior notes and the $200.0 million of senior subordinated notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the

Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding notes immediately due and payable. In addition, under the Indentures governing the notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Adjusted EBITDA is defined as net income (loss) attributable to DJO Finance LLC, plus income (loss) from discontinued operations, interest expense, net, provision (benefit) for income taxes and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, including the addition of pre-acquisition EBITDA from businesses acquired during the period and certain future cost savings expected to be achieved related to acquisitions, all as permitted in calculating covenant compliance under our Senior Secured Credit Facility and Indentures. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in our Senior Secured Credit Facility and the Indentures. Adjusted EBITDA is a material component of these covenants.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended October 2, 2010 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended October 2, 2010	Twelve Months Ended October 2, 2010

Net loss attributable to DJO Finance LLC	$(7,715)	$(52,796)
Net income from discontinued operations, net of tax	—	(115)
Interest expense, net	37,148	154,064
Income tax benefit	(3,191)	(19,760)
Depreciation and amortization	25,924	111,468
Non-cash charges (a)	659	3,885
Non-recurring and restructuring charges (b)	11,406	62,509
Other adjustment items (c)	(2,971)	4,454
Adjusted EBITDA	$61,260	$263,709

(a)          Non-cash charges are comprised of the following (in thousands):

	Three Months Ended October 2, 2010	Twelve Months Ended October 2, 2010

Impairment of assets held for sale (1)	$—	$1,147
Stock compensation expense	444	2,356
Losses on disposal of assets, net	215	382
Total non-cash charges	$659	$3,885

(1)        As a result of our integration of the operations of our Chattanooga division, we exited facilities in Hixson, Tennessee and listed the buildings for sale during the nine months ended October 2, 2010. Based on the current estimated fair market value of the buildings, we recorded a $1.1 million non-cash charge during the nine months ended October 2, 2010, which has been reflected as impairment of assets held for sale.

(b)         Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended October 2, 2010	Twelve Months Ended October 2, 2010

Integration charges:
Employee severance and relocation	$270	$4,847
Chattanooga integration	567	7,837
DJO Merger and other integration	1,355	7,287
U.S Commercial Sales and Marketing reorganization	2,540	7,877
International integration	16	1,237
Litigation costs and settlements, net	1,982	7,263
Additional products liability insurance premiums (1)	—	11,138
ERP implementation	4,676	15,023
Total non-recurring and integration charges	$11,406	$62,509

(1)        Primarily consists of insurance premiums related to a supplemental extended reporting period for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was not renewed.

(c)                                  Other adjustment items are comprised of the following (in thousands):

	Three Months Ended October 2, 2010	Twelve Months Ended October 2, 2010

Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	184	1,182
Pre-acquisition Adjusted EBITDA (1)	—	443
Pre-disposition Adjusted EBITDA (2)	—	(100)
Other (3)	(4,905)	(4,071)
Total other adjustment items	$(2,971)	$4,454

(1)        Pre-acquisition Adjusted EBITDA for the twelve months ended October 2, 2010 related to the acquisition of the bracing and supports and vascular systems business of our South African distributor.

(2)        Pre-disposition Adjusted EBITDA for the twelve months ended October 2, 2010 related to certain immaterial product lines sold in fiscal year 2009.

(3)        Other adjustment items consist primarily of net realized and unrealized foreign currency transaction gains. The twelve months ended October 2, 2010 also included a $3.1 million gain related to the sale of certain product lines.

Critical Accounting Policies and Estimates

We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2009 Annual Report on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. Our senior notes of $875.0 million principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of October 2, 2010, we had $933.0 million of borrowings under the Senior Secured Credit Facility. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility not covered by interest rate swap agreements would have impacted our earnings and cash flow for the nine months ended October 2, 2010, by approximately $1.4 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXP). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and nine months ended October 2, 2010, sales denominated in foreign currencies accounted for approximately 20.8% and 22.0% of our consolidated net sales, respectively, of which 15.1% and 16.5% respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the nine months ended October 2, 2010, we utilized Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 7 to our unaudited condensed consolidated financial statements). These foreign exchange forward contracts expire weekly throughout fiscal year 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are currently named as one of several defendants in approximately 100 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Supports segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the company and the manufacturer and by settlements, and a second policy has been significantly eroded by defense costs of the company and the manufacturer and is expected to be exhausted by settlements in the near future. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and intends to pursue its claims appropriately. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. The lawsuits allege damages ranging from unspecified amounts to claims between $1 million and $10 million. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

In mid-2010, we were named in three multi-plaintiff lawsuits alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages and were brought by 16, 11 and 19 plaintiffs, respectively. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. We could be exposed to material liabilities if our insurance coverage is not available or inadequate to pay the defense costs and settlements or judgments in these cases.

On August 2, 2010, we were served with a subpoena under the Health Insurance Portability and Accountability Act (HIPAA) seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the U.S. Department of Justice (DOJ) and the U.S. Food and Drug Administration (FDA) of Federal health care offenses. We are producing documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability program that expired on June 30, 2010, and this supplemental coverage is limited to pain pump claims. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limit on the expiring program but does provide that the existing limits of the expiring program will remain available for claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers. We also purchased additional coverage of $25 million excess of $80 million with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the expiring program). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, with an aggregate self-insured retention of $1.0 million for all products liability claims under either the expiring program or the SERP program. In addition, the layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim. Our two product liability programs prior to the program that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies as well as the expiring program.

If a products liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer materially. In addition, in certain instances, a products liability claim could also result in our having to recall some of our products, which could result in significant costs to us. Our condensed consolidated balance sheets as of October 2, 2010 (unaudited) and December 31, 2009, include accrued liabilities of approximately $1.7 million and $2.0 million, respectively, for expenses related to products liability claims for products other than our pain pump products. The amounts accrued are based upon previous claims experience in part due to the fact that in 2003 we exceeded the coverage limits in effect at that time for certain historical product liability claims involving one of our discontinued surgical implant products and such products are excluded from coverage under our current policies.

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We have filed another motion to dismiss directed at the second amended complaint. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 5, 2010. Except for the following factors, there have been no material changes to the risk factors disclosed in such Form 10-K.

Risks Related to Our Business

Changes in Medicare coverage and reimbursement policies for our products could adversely affect our business and results of operations.

In recent years, Congress has enacted a number of laws that impact Medicare reimbursement for and coverage of durable medical equipment (DME), prosthetics, orthotics and supplies (DMEPOS). Such legislation has included temporary freezes or reductions in payments for DME and other payment reforms, new clinical conditions for payment, quality standards, enhanced supplier screening measures, and other reforms.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a new competitive bidding program for DMEPOS, which eventually could impact prefabricated orthotic devices and other of our products. Under competitive bidding, Medicare will no longer reimburse for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, the Medicare program will provide reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through a competitive bidding process within each designated region will be eligible to have their products reimbursed by Medicare. Bidding was conducted in 2007 for the first phase of competitive bidding in ten metropolitan statistical areas for ten product categories, none of which included our products, and bid prices briefly went into effect on July 1, 2008. The program was scheduled to be expanded to 70 additional areas in 2009, and additional areas thereafter. On July 15, 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), which terminated round one contracts and required the Centers for Medicare & Medicaid Services (CMS) to rebid those areas in 2009. The legislation also delayed round two bidding until 2011 and made a series of changes to program requirements. The delay in bidding was financed by nationwide reduction in Medicare DMEPOS fee schedule payments for 2009 for items that were subject to the first round of bidding. CMS conducted the rebidding of the first round of the competitive bidding program in 2009, with the program scheduled to go into effect January 1, 2011. While none of our products are included in the initial round of items subject to bidding, there is no assurance they will not be included in the future, since the statute authorizes off-the-shelf orthotics and transcutaneous electrical nerve stimulation (TENS) devices to be included in the program. When it is eventually implemented, the competitive bidding process will reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services within a given geographic area. Inclusion of any of our products in Medicare competitive bidding or other Medicare reimbursement or coverage reductions could result in such products being sold in lesser quantities or for a lower price. Further, CMS is required to use competitive bid pricing information to adjust the payment amounts otherwise in effect for an area that is not a competitive acquisition area by 2016. Any of these developments could have a material adverse effect on our results of operations. In addition, if we are not selected to participate in the competitive bidding program in a particular region, it could have a material adverse effect on our sales and profitability.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). Among other things, the ACA eliminates the full inflation update to the DME fee schedule for the years 2011 through 2014. In addition, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. The productivity adjustment is to be based on the change in the 10-year moving average of changes in annual economy-wide private nonfarm business multifactor productivity, which CMS currently estimates will be 1.6 percent in 2011. The ACA also increases to 100 the number of geographic areas to be included in round two of the DMEPOS competitive bidding program.

Government agencies, legislative bodies and the private sector continue to propose initiatives to limit the growth of healthcare costs, including price regulation and competitive pricing, in markets where we do business. We could experience a negative impact on our operating results due to increased pricing pressure in the United States and certain other markets. Governments, hospitals and other third party payors could reduce the amount of approved payment for the company’s products. Reductions in reimbursement levels or coverage, or other cost-containment measures could unfavorably affect our future operating results.

Federal and state health reform and cost control efforts include provisions that could adversely impact our business and results of operations.

The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically impact the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA imposes a new annual federal excise tax on certain medical device manufacturers and importers. Specifically, for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay as an excise tax 2.3% of the price for which the devices are sold. The ACA also requires medical supply and device manufacturers to report certain payments made to physicians and other referral sources, effective March 31, 2013. The ACA also establishes new Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders and more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the health reform provisions of the ACA are still uncertain, it is possible that the legislation will have a material adverse impact on our business.

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

If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could negatively impact our business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS Quality Standards adopted by CMS, including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. We believe we are in compliance with current requirements in this area. CMS also recently clarified and expanded the requirements that DMEPOS suppliers must meet to establish and maintain Medicare billing privileges. On August 27, 2010, CMS published a final rule that, among other things, prohibits suppliers from sharing a practice location in certain circumstances, imposes new physical facility requirements on suppliers, clarifies the prohibition on the direct solicitation of Medicare beneficiaries, generally prohibits suppliers from contracting with another individual to perform licensed services, and clarifies a number of other supplier operational requirements. The rule generally is effective September 27, 2010 (although there are separate deadlines for compliance with the physical facility standards for existing suppliers with leases that expire after that date). We believe we are in compliance with the requirements of the new rule. If in the future we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements, or if these requirements are expanded in the future, it could adversely impact our profits and results of operation.

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

In addition, the ACA establishes new disclosure requirements regarding financial arrangements between medical device and supplies manufacturers and physicians, including physicians who serve as consultants, effective March 31, 2013. A number of states also have enacted specific marketing and payment disclosure requirements and others may do so in the future. Likewise, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other health care professionals. We cannot determine at this time the impact, if any, of such requirements or voluntary guidelines on our relationships with surgeons, but there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely impact our consulting and other arrangements with surgeons.

Implementation of CMS’s “Consignment Closet” policy could require changes in our OfficeCare business model that could adversely affect our business.

On August 7, 2009, CMS issued Transmittal 297 entitled “Compliance Standards for Consignment Closets and Stock and Bill Arrangements” (the Transmittal), requiring a change in procedures in stock and bill arrangements for Medicare beneficiaries. When implemented, the Transmittal will require products dispensed to a Medicare beneficiary from the inventory in our OfficeCare accounts in physician office settings to be fitted and billed to Medicare by the physician rather than by us. Title to the product must pass to the physician at the time the product is dispensed to the patient. The effect of this change in most instances would be to convert a billing opportunity by us into a sale to the physician at a wholesale price. The Transmittal was originally scheduled to go into effect on September 8, 2009, but CMS first delayed the effective date until March 1, 2010, and on February 4, 2010 CMS rescinded the Transmittal in order to consider other implementation dates. CMS has indicated that it would not enforce any policy on consignment closets without issuing a new transmittal. If the Transmittal goes into effect as written, it could adversely affect the revenue and, to a lesser extent, profitability of our OfficeCare business.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

In response to pressure from certain groups (mostly orthotists), the U.S. Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although most of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting the activities of our sales representatives in those jurisdictions where such legislation or regulations are enacted. Furthermore, because the sales of orthotic devices are driven in part by the number of professionals who fit and sell them, laws that limit these activities could reduce demand for these products. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse effect on our business.

In addition, efforts have been made to establish similar requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement to date, Medicare follows state requirements in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. We cannot predict the effect that implementation of BIPA or implementation of other such laws will have on our business and can provide no assurance that such laws will not have a material adverse impact on our business.

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

Changes in the coverage of, and reimbursement for, our products by these third party payors could have a material adverse effect on our results of operations. Third party payors continue to review their coverage and reimbursement policies carefully for existing and new therapies and can, without notice, decide not to reimburse for treatments that include the use of our products. For example, some third party payors have ceased reimbursing us for one of our bone growth stimulators for certain indications. They may also attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Congress and CMS frequently engage in efforts to contain costs, which may result in limitations in Medicare coverage of, and/or reduced reimbursement for, our products. Additionally, because many private payors model their coverage and reimbursement policies on Medicare policies, third party payors’ coverage of and reimbursement for our products could be negatively impacted by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

Our international sales also depend in part upon the coverage and eligibility for reimbursement of our products through government-sponsored healthcare payment systems and third party payors, the amount of reimbursement and the cost allocation of payments between the patient and government- sponsored healthcare payment systems and third party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. For example, in Germany, our largest foreign country market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device purchased. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products.

Any developments in the United States or our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have a material adverse effect on our ability to sell our products.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals and clearances, we may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. The FDA recently asked the Institute of Medicine (IOM) to conduct a two-year study of the clearance process for devices under § 510(k) of the Food, Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. In addition, the FDA completed an internal review of the clearance process and issued a 510(k) Preliminary Report and Recommendations on August 4, 2010. Among other things, the FDA report recommends the development of a subset of moderate-risk (Class II) devices called “Class IIb,” for which clinical or manufacturing data typically would be necessary to support a substantial equivalence determination required for clearance of a device. The 510(k) Preliminary Report also recommends that FDA consider revising regulations to explicitly require 510(k) submitters to provide a summary of all scientific information known or that the submitter should reasonably know regarding the safety and effectiveness of the device under review. This is not required now for 510(k) submissions. In addition, the IOM is expected to complete its study in 2012, in which additional changes may be recommended. Many of our products are cleared for marketing under the 510(k) process that the FDA and the IOM are reviewing and the FDA’s recommended changes would make this process more onerous, time consuming and expensive. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, we could suffer a material adverse effect on our revenues and growth.

If we fail to obtain regulatory approval for the modification of, or new uses for, our products, or if safety concerns emerge for any of our marketed products, or if our any of our product clearances or approvals are withdrawn, our growth and operating results could suffer.

In order to market modifications to our existing products or market our existing products for new indications, we may be required to obtain pre-market application approvals, pre-market supplement approvals or pre-market clearances. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new approval or clearance; however, the FDA can review and disagree with a manufacturer’s decision. We may not be successful in receiving such approvals or clearances or the FDA may not agree with our decisions not to seek approvals or clearances for any particular device modification. The FDA may require an approval or clearance for any past or future modification or a new indication for our existing products. The FDA may also require additional clinical or preclinical data in such submissions, which may be time consuming and costly, and may not ultimately approve or clear one or more of our products for marketing. In addition, the FDA may require additional data after a device has been approved or cleared for marketing, or withdraw clearance or approval, if any new safety concerns emerge after the product enters the market. If the FDA requires us to obtain pre-market approvals, pre-market supplement approvals, pre-market clearances for any modification to a previously cleared or approved device, or if the FDA requires us to obtain additional post-marketing data or withdraws approval or clearance, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve such submissions in a timely manner, if at all. Because a significant portion of our revenues is generated by products that are modified or used for new treatments, delays or failures in obtaining such approvals could reduce our revenue and adversely affect our operating results.

On April 5, 2010, the FDA proposed a rule titled, “Neurological and Physical Medicine Devices, Designation of Special Controls for Certain Class II Devices and Exemption from Premarket Notification,” that would, among other things, exempt certain class II neurological medical devices from 510(k) premarket notification requirements. Included in this subset are “limited output” TENS devices for pain relief, TENS devices for aesthetic purposes, neuromuscular electrical nerve stimulation (NMES) devices for rehabilitation, and NMES devices for muscle conditioning. We manufacture and market these types of devices. If the FDA decides to finalize the rule as proposed, there could be an influx of TENS and NMES devices into the market which would increase competition and which could have a material adverse effect on our business.

We may fail to receive positive clinical results for our products in development that require clinical trials, and even if we receive positive clinical results, we may still fail to receive the necessary clearance or approvals to market our products.

In the development of new products or new indications for, or modifications to, existing products, we may be required to conduct or sponsor clinical trials. Clinical trials are expensive and require significant investment of time and resources and may not generate the data we need to support a submission to the FDA. Clinical trials are subject to regulation by the FDA and, if federal funds are involved or if an investigator or site has signed a federal assurance, we will be subject to further regulation by the Office for Human Research Protections and the National Institutes of Health. Failure to comply with such regulation, including, but not limited to, failure to obtain adequate consent of subjects, failure to adequately disclose financial conflicts or failure to report data or adverse events accurately, could result in fines, penalties, suspension of trials and the inability to use the data to support an FDA submission. In addition, the American Recovery and Reinvestment Act expands federal efforts to compare the effectiveness of different medical treatments, which could include some element of explicit cost or cost effectiveness comparisons; research supported by these efforts eventually could be used to guide public and private coverage and reimbursement policies. In the international market, we are subject to regulations for clinical studies in each respective country.

If the Department of Health and Human Services (HHS), the Office of Inspector General (OIG), the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA or another regulatory agency determines that our promotional materials, training or activities constitutes improper promotion of an off-label use, it could request that we modify our promotional materials, training or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, the FDA, another regulatory agency or the DOJ could disagree and conclude that we have engaged in off-label promotion and, potentially, aided and abetted in the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the manufacture and distribution of pain pumps. The subpoena, which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the DOJ and the FDA of federal health care offenses. We are producing documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

Various federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices under various healthcare “fraud and abuse” laws with respect to our business arrangements, including our interactions with prescribing physicians and other health care professionals.

We are directly, or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

• the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing or arranging for or recommending of a good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid, Veterans Administration health programs and TRICARE;

• several federal False Claims statutes, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government, or fail to return amounts received from a government payor within 60 days of identifying the overpayment;

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

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as our principal stockholder, The Blackstone Group, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We have filed another motion to dismiss directed at the second amended complaint. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action.

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

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) security standards (the Security Rule), (3) standards for electronic transactions (the Transactions Rule) and (4) standard unique national provider identifier (NPI Rule). We refer to these rules as the Administrative Simplification Rules. CMS has also issued regulations governing the enforcement of the Administrative Simplification Rules. Sanctions for violation of HIPAA and /or the Administrative Simplification Rules include criminal and civil penalties.

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

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (HITECH Act) as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations, including (1) an interim final rule published October 30, 2009, enhancing the enforcement provisions of the Administrative Simplification Rules, (2) an interim final rule published August 24, 2009, addressing the obligations associated with a breach of unsecured protected health information committed by a “covered entity” or “business associate” and (3) a proposed rule published on July 14, 2010, modifying the HIPAA Privacy, Security, and Enforcement Rules in furtherance of the associated privacy and security related provisions of the HITECH Act. We are reviewing these new requirements to assess the potential impact on our operations. Any failure to comply with applicable requirements could adversely affect our profitability.

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

We are currently named as one of several defendants in approximately 100 product liability cases, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Supports segment. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics in certain shoulder surgeries over prolonged periods have resulted in cartilage damage to the plaintiffs. We have sought indemnity and tendered the defense of these cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the company and the manufacturer and by settlements, and a second policy has been significantly eroded by defense costs of the company and the manufacturer and is expected to be exhausted by settlements in the near future. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and intends to pursue its claims appropriately. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the company or provided for its defense. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. The lawsuits allege damages ranging from unspecified amounts to claims between $1 million and $10 million. These cases are in varying stages from initial pleading and discovery to pre-trial preparation. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

In mid-2010, we were named in three multi-plaintiff lawsuits alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages and were brought by 16, 11 and 19 plaintiffs, respectively. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. We could be exposed to material liabilities if our insurance coverage is not available or inadequate to pay the defense costs and settlements or judgments in these cases.

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability program that expired on June 30, 2010, and this supplemental coverage is limited to pain pump claims. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limit on the expiring program but does provide that the existing limits of the expiring program will remain available for claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers. We also purchased additional coverage of $25 million excess of $80 million with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the expiring program). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, with an aggregate self-insured retention of $1.0 million for all products liability claims under either the expiring program or the SERP program. In addition, the layer of $25 million excess over $55 million has a separate self-insured retention of $50,000 per claim. Our two products liability programs prior to the program that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies as well as the expiring program. If our existing products liability insurance proves insufficient to cover our existing or future claims, including those related to the pain pump products discussed above, we could suffer a material adverse impact to our business and results of operations.

ITEM 6.  EXHIBITS

(a)                    Exhibits

3.1

Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).
31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.
31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.
32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.
32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

+          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 4, 2010	By:	/s/ LESLIE H. CROSS
Leslie H. Cross President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer