Form 10-K
period 2010-12-31
DJO Finance LLC
filed 2011-03-03
CIK 1395317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 3, 2011, DJO Holdings LLC owned 100% of the issuer’s membership interests.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

We believe it is important to communicate our expectations to holders of our notes. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in Item 1A below, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I.

ITEM 1.  BUSINESS

Overview

We are a global developer, manufacturer and distributor of high-quality medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga™, DJO Surgical and Compex®.

Our current business activities are the result of the 2007 combination of two companies with broad product offerings in the United States and foreign countries. One of those companies, ReAble Therapeutics, Inc. (ReAble), was acquired in 2006 by an affiliate of Blackstone Capital Partners V L.P. (Blackstone). The other company, DJO Opco Holdings, Inc. (DJO Opco), was acquired by ReAble on November 20, 2007 (the DJO Merger). ReAble then changed its name to DJO Incorporated. Effective February 10, 2011, DJO Incorporated changed its name to DJO Global, Inc. (DJO). DJO continues to be owned primarily by affiliates of Blackstone. DJOFL is a wholly owned indirect subsidiary of DJO. Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries. Effective December 31, 2009, DJO Opco was merged with DJO, LLC, a wholly owned subsidiary of DJOFL.

Historical financial results include results of ReAble and its subsidiaries before and after its acquisition by Blackstone and include the results of DJO Opco (and its successor, DJO, LLC) from the date of the DJO Merger through December 31, 2010.

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trade name or service mark for which we claim common law rights: Cefar®, Empi®, Ormed®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

The DJO Merger

On November 20, 2007, we acquired DJO Opco by merging it with a wholly owned subsidiary of DJOFL. The total purchase price for the DJO Merger was $1.3 billion. The DJO Merger was financed through a combination of equity contributed by our primary shareholder, Blackstone, borrowings under our senior secured credit facility (the Senior Secured Credit Facility) and proceeds from the 10.875% Senior Notes due 2014 (10.875% Notes) issued by DJOFL and DJO Finance Corporation (DJO Finco) (see Note 13 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Discontinued Operations

On June 12, 2009, we sold our Empi Therapy Solutions (ETS) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations in our consolidated financial statements and the accompanying notes (see Note 5 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Operating Segments

In the second quarter of 2010, we changed how we report financial information to senior management. Prior to the second quarter of 2010, our Recovery Sciences and Bracing and Supports Segments were reported together as the Domestic Rehabilitation Segment. During the second quarter, as a result of a sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change. We currently develop, manufacture and distribute our products through four operating segments.

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

Surgical Implant Segment

Our Surgical Implant Segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market. In February 2011, we entered into a letter of intent for an expanded strategic partnership with Lima Corporate, a European-based orthopedic implant company, which if consummated, will allow us to jointly market an expanded range of products in the United States.

Acquisitions

Our growth has been driven both by the introduction of products facilitated by our research and development efforts and by selected acquisitions of businesses or products.

On January 4, 2011, we entered into a stock purchase agreement with Elastic Therapy, Inc. (ETI) and its shareholders and completed the purchase of all of the outstanding shares of capital stock of ETI. ETI is a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. On January 5, 2011, we converted ETI to a limited liability company. The purchase price was $45.8 million, subject to certain post-closing adjustments related to net working capital and certain other balances of ETI at closing. Of the purchase price, a total of $4.6 million was deposited in escrow for up to one year to fund indemnity claims and as deferred payments to assure retention of certain key employees. We will begin reporting the results of ETI within our Bracing and Supports and International Segments in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011. For additional information, see Note 24 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

On February 4, 2011, we purchased the assets of an e-commerce business which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. We will begin reporting the results of this business within our Bracing and Supports Segment in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011. For additional information, see Note 24 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

We completed the following acquisitions during the years ended December 31, 2010 and 2009, each of which represents an expansion of our international business:

On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million.

On August 4, 2009, we acquired Chattanooga Group Inc. and Empi Canada Inc., independent Canadian distributors of certain of our products, for total aggregate consideration of $14.6 million.

On February 3, 2009, we acquired DonJoy Orthopaedics Pty., Ltd., an independent Australian distributor of DonJoy products, for total cash compensation of $3.4 million.

Industry Background

Market Opportunities

We participate globally in the rehabilitation, pain management, bone growth stimulation and reconstruction segments of the orthopedic device market. In the United States, we estimate these segments accounted for $8.1 billion of total industry sales in 2009. We believe that several factors are driving growth in the orthopedic products industry, including the following:

•                  Favorable demographics.  An aging population is driving growth in the orthopedic products market. Many conditions that result in rehabilitation, physical therapy or orthopedic surgery are more likely to affect people in middle age or later in life. According to a 2010 United States Census Bureau - International Data Base projection, the aging baby boomer generation will result in the percentage of the North American population aged 65 and over to grow from 13.2% in 2010 to 16.4% in 2020 and to 19.7% by 2030. In Western Europe, the population aged 65 and over is expected to grow from 17.9% in 2010 to 20.5% in 2020 and to 24.1% by 2030. In addition, according to the 2010 United States Census Bureau - International Data Base projection, the average life expectancy in North America is 78.5 years in 2010 and is expected to grow to 80.9 years by 2030. In Western Europe, the average life expectancy is 80.2 years in 2010 and is expected to grow to 82.2 years by 2030. As life expectancy increases, we believe people will remain active longer, causing the number of injuries requiring orthopedic rehabilitation, bone growth stimulation and reconstructive implants to increase.

•                  Shift toward non-surgical rehabilitation devices and at-home physical therapy.  We believe the growing awareness and clinical acceptance by healthcare professionals of the benefits of non-surgical, non-pharmaceutical treatment and rehabilitation products, combined with the increasing interest by patients in rehabilitation solutions that minimize risk and recuperation time and provide greater convenience, will continue to drive demand for these products. For example, transcutaneous electrical nerve stimulation (TENS) and neuromuscular electrical nerve stimulation (NMES) devices are increasingly being recognized as effective solutions for pain management and rehabilitation therapy, respectively. In addition, we believe that orthopedic surgeons are increasingly utilizing braces that assist in rehabilitation and bone growth stimulators that enable in-home treatment as viable alternatives to surgery. We design many of our orthopedic rehabilitation products for at-home use, which we believe should allow us to benefit from the market shift toward these treatment alternatives.

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

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to further enhance our position in the markets we serve:

•                  Leading market positions.  We believe we have leading market positions for many of our products. We believe our orthopedic and physical therapy rehabilitation products marketed under the DonJoy, Aircast, ProCare, CMF, Chattanooga, Empi, Compex and DJO Surgical brands have a reputation for quality, durability and reliability among healthcare professionals. We believe the strength of our brands and our focus on customer service have allowed us to establish market leading positions in the highly fragmented and growing orthopedic rehabilitation market.

•                  Comprehensive range of products.  We offer a diverse range of medical devices for musculoskeletal health, vascular health and pain management, including rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our broad product offering meets many of the needs of healthcare professionals and patients and enables us to leverage our brand loyalty with our customer and distributor base. Our products are available across various stages of the patient’s continuum of care.

•                  Extensive and diverse distribution network.  We use multiple channels to distribute our products to our customers. We use approximately 8,700 dealers and distributors and a direct sales force of approximately 540 employed sales representatives and approximately 750 independent sales representatives to supply our products to orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. We believe that our distribution network provides us with a significant competitive advantage in selling our existing products and in introducing new products.

•                  Strong relationships with managed care organizations and rehabilitation healthcare providers.  Our leading market positions in many of our product lines and the breadth of our product offerings have enabled us to secure important preferred provider and managed care contracts. Our database includes approximately 8,160 different insurance companies and other payors, including approximately 1,445 active payor contracts. We have developed a proprietary third party billing system that is designed to reduce our reimbursement cycles, improve relationships with managed care organizations and physicians and track patients to improve quality of care and create subsequent selling opportunities. Further, our OfficeCare business maintains inventory at over 1,350 healthcare facilities, primarily orthopedic practices, which further strengthens our relationships with these healthcare providers.

•                  National contracts with group purchasing organizations.  We enjoy strong relationships with a number of group purchasing organizations (GPOs) due to our significant scale. We believe that our broad range of products is well suited to the goals of these buying groups. Under these national contracts, we provide favorable pricing to the buying group and are designated a preferred purchasing source for the members of the buying group for specified products. As we have made acquisitions and expanded our product range, we have been able to add incremental products to our national contracts. During 2010, we signed or renewed approximately 25 national contracts.

•                  Low cost, high quality manufacturing capabilities.  We have a major manufacturing facility in Tijuana, Mexico that has been recognized for operational excellence. The Mexico facility and our other manufacturing facilities employ lean manufacturing, Six Sigma concepts and continuous improvement processes to drive manufacturing efficiencies and lower costs.

•                  Ability to generate significant cash flow.  Historically, our strong competitive position, brand awareness and high quality products and service as well as our low cost manufacturing have allowed us to generate attractive operating margins before non-cash amortization expense and certain non-recurring charges. These operating margins, together with limited capital expenditures and modest working capital requirements, significantly benefit our ability to generate cash flow.

•                  Experienced management team.  The members of our management team have an average of 27 years of relevant experience. This team has successfully integrated a number of acquisitions in the last several years. On January 17, 2011, Mr. Cross announced his intention to retire and resign as President and CEO of DJO effective the earlier of June 30, 2011 or the date his successor is hired. Additional information is included in “Future Retirement of Mr. Cross” in “Compensation Disclosure and Analysis” in Part III, Item 11, herein.

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

•                  Focus sales force on entire range of DJO products.  Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease. Our strategy is to train and incentivize our sales force, which consists of agents and representatives familiar with a particular set of products, to work cooperatively and collaboratively with all segments of our sales force to introduce their customers to the full range of our products of which the customer is typically using only a portion. We believe that this represents a significant opportunity to expand our business through existing customers.

•                  Continue to develop and launch new products and product enhancements.  We have a history of developing and introducing innovative products into the marketplace, and we expect to continue future product launches by leveraging our internal research and development platforms. We believe our ability to develop new technology and to advance existing technology to create new products will position us to further diversify our revenues and to expand our target markets by providing viable alternatives to surgery or medication. We believe that product innovation through effective and focused research and development, as well as our relationships with a number of widely recognized orthopedic surgeons and professionals who assist us in product research, development and marketing, will provide a significant competitive advantage. During 2010, sales of new products, which include products that have been on the market less than one year, were $19.7 million.

•                  Maximize existing and secure additional national accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for revenue growth. We believe that our existing relationships with national buying groups and our broad range of products position us to not only pursue additional national contracts, but also to expand the scope of our existing contracts.

•                  Expand international sales.  In recent years, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to European and other markets outside the United States continue to represent a significant growth opportunity, and we intend to continue to expand our direct and independent distribution capabilities in attractive foreign markets. For example, in 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products. In addition, in 2009, we acquired an independent Australian distributor of DonJoy products and two independent Canadian distributors of Empi and Chattanooga products. These acquisitions are part of our strategy to expand the range of our products sold in these markets, which will be aided by participating directly in the market, instead of through an independent distributor. The DJO Merger and several of the acquisitions we made have substantially increased our international revenues and operating infrastructure and have provided us with opportunities to expand our international product offerings.

•                  Drive operating efficiency.  We plan to continue to apply the principles of lean operations to our manufacturing sites as well as in our operating and administrative functions to increase speed and efficiency and reduce waste. We have instilled a culture of continuous improvement throughout the Company and are pursuing a regular schedule of addressing operations and processes in the Company to improve efficiency. We believe these lean principles and continuous improvement efforts will enhance our operating efficiencies and our ability to compete in an increasingly price-sensitive healthcare industry.

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

Recovery Sciences Segment

Our Recovery Sciences Segment generated net sales of $347.1 million, $342.0 million, and $338.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table summarizes our Recovery Sciences Segment product categories:

Product Category	Description
Home Electrotherapy Devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NMES) Interferential electrical nerve stimulation
Clinical Electrotherapy	TENS NMES Ultrasound Laser Light therapy Shortwave Diathermy Shockwave
Patient Care	Nutritional supplements Patient safety devices Pressure care products Continuous passive motion devices
Hot, Cold and Compression Therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy
Physical Therapy Tables and Traction Products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Iontophoresis	Needle-free transdermal drug delivery
Regeneration	Non-union fracture bone growth stimulation devices Spine bone growth stimulation devices Back braces

Bracing and Supports Segment

Our Bracing and Supports Segment generated net sales of $311.6 million, $298.8 million, and $296.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table summarizes our Bracing and Supports Segment product categories:

Product Category	Description
Rigid Bracing and Soft Goods	Soft goods Lower extremity fracture boots Dynamic splinting Ligament braces Post-operative braces Osteoarthritis braces Ankle bracing Shoulder, elbow and wrist braces Back braces Neck braces
Cold and Compression Therapy	Cold and Compression therapy products
Vascular Therapy	Vascular systems products

International Segment

Our International Segment generated net sales of $244.5 million, $241.5 million, and $252.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The product categories for our International Segment are similar to the product categories for our domestic segments except certain products are tailored to international market requirements and preferences. In addition, our International Segment sells a number of product categories, none of which is individually significant, that we do not sell domestically.

Surgical Implant Segment

Our Surgical Implant Segment generated net sales of $62.7 million, $63.9 million, and $61.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table summarizes our Surgical Implant Segment product categories:

Product Category	Description
Knee implants	Primary total joint replacement Revision total joint replacement Unicondylar joint replacement
Hip implants	Primary replacement stems Acetabular cup system Revision joint replacement
Shoulder implants	Primary total joint replacement Fracture repair system Revision total joint replacement (including reverse shoulder)

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

We conduct research and development programs at our facilities in Vista, California; Austin, Texas; and Ecublens, Switzerland. We spent $21.9 million, $23.5 million, and $26.9 million in 2010, 2009 and 2008 respectively, for research and development activities. As of December 31, 2010, we had approximately 35 employees in our research and development departments.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients, through several sales and distribution channels.

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2010. Medicare and Medicaid together accounted for approximately 6% of our consolidated 2010 net sales.

Recovery Sciences Segment

We market and sell our Recovery Sciences Segment products in several different ways. Through our Empi channel, we market our prescription-based home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of over 200 direct and independent sales representatives. A physician such as an orthopedic surgeon generally prescribes our electrotherapy and orthotics products to patients. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. We currently have approximately 690 related managed care contracts. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. In addition, we have an outbound telemarketing sales force of six representatives, who sell reimbursed electrotherapy supplies and other products directly to our patients.

Through our Regeneration channels, our non-union fracture bone growth stimulator devices (OL1000) are sold primarily by approximately 280 employed and independent sales representatives specially trained to sell the product. A few of our direct sales representatives and a network of independent spine product distributors sell the spine bone growth stimulator device (SpinaLogic). Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

Through our Chattanooga business, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a national network of approximately 3,500 independent distributors, which are managed by our employed sales managers. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend approximately 20 trade shows each year.

Bracing and Supports Segment

We market and sell our Bracing and Supports Segment products in several different ways. The DonJoy channel is primarily dedicated to the sale of our bracing and supports products to orthopedic surgeons, podiatrists, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Certain DonJoy sales representatives also sell our Regeneration products. The DonJoy channel consists of approximately 270 independent commissioned sales representatives who are employed by approximately 35 independent sales agents and approximately 30 employed sales representatives. Because the DonJoy product lines generally require customer education in the application and use of the product, DonJoy sales representatives are technical specialists who receive extensive training both from us and the agent, and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, and pay a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent.

The ProCare/Aircast channel consists of approximately 110 direct and independent sales representatives that manage approximately 520 distributors focused on selling our bracing and supports products to primary and acute care facilities. Eight vascular systems specialists are also included in this channel. Products in this channel are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physician Sales and Service Inc., regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of healthcare providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through GPOs that are a preferred purchasing source for members of a buying group. With the exception of our vascular systems, products sold by our ProCare/Aircast channel generally do not require significant customer education for their use. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 1,350 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives. The OfficeCare channel is managed by our DonJoy sales force.

International Segment

We sell our products internationally through a network of wholly owned subsidiaries and independent distributors. In Europe, we use sales forces aggregating approximately 175 direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers, and pharmacies, to sell our products. We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets. Recent examples of our strategy to expand our international sales are our acquisitions of an independent South African distributor of DonJoy products in September 2010, two independent Canadian distributors of Empi and Chattanooga products in August 2009, and an independent Australian distributor of DonJoy products in February 2009.

Surgical Implant Segment

We currently market and sell the products of our Surgical Implant Segment to hospitals and orthopedic surgeons through a network of approximately 170 independent commissioned sales representatives who are employed by approximately 50 sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically, we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories, on consignment, for their use in marketing and filling customer orders.

To a significant extent, sales of our surgical implant products depend on the preference of orthopedic surgeons. We maintain contractual relationships with orthopedic surgeons who assist us in developing our products and provide consulting services in connection with our products. In addition to providing design input into our new products, some of these orthopedic surgeons may give demonstrations using our products, speak about our products at medical seminars, train other orthopedic surgeons in the use of our products, and provide us with feedback on the acceptance of our products. We have also established relationships with surgeons who conduct clinical studies on various products, establish protocols for use of the products and participate at various symposia. Surgeons who assist us in developing our products are generally compensated with a royalty payment. We pay consulting surgeons fees for their services.

Manufacturing

We use both in-house manufacturing capabilities and relationships with third party vendors to supply our products. Generally, we use third party vendors only when they have special manufacturing capabilities or when we believe it is appropriate based on certain factors, including our in-house capacity, lead-time control and cost. Although we have certain sole source supply agreements, we believe alternate vendors are available, and we believe that adequate capacity exists at our current vendors to meet our anticipated needs.

Our manufacturing facilities are generally certified by the International Organization for Standardization (ISO) and generally comply with the U.S. Food and Drug Administration (FDA) current Good Manufacturing Practice and Quality System Regulations (QSRs) requirements, which provide standards for safe and consistent manufacturing of medical devices and appropriate documentation of the manufacturing and distribution process. Many of our products carry the European Community Medical Device Directive (CE) certification mark.

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets. Our Vista, California facility has achieved ISO 9001 certification, and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive. Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products, and our Regeneration products. Products manufactured at the Tijuana, Mexico facility include most of our bracing and supports product lines, and our Chattanooga products including electrotherapy devices, patient care products, physical therapy treatment tables and CPM devices. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and cleanroom packaging operations and many subassemblies and components are produced in-house. These include metal stamped parts, injection molded components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

Our home electrotherapy devices sold in the United States and certain components and related accessories are manufactured at our Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes. Our electrotherapy products comprise a variety of components, including die cast metal parts, injection molded plastic parts, printed circuit boards, electronic components, lead wires, electrodes and other components. Parts for these components are purchased from outside suppliers or, in certain instances, manufactured on a custom basis. Our Clear Lake facility has achieved the ISO 13485:2003 certification. Our home electrotherapy devices, which are sold only outside the United States, are primarily manufactured by third party vendors.

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

In our Surgical Implant Segment, we manufacture our products in our Austin, Texas facility. This manufacturing facility includes computer controlled machine tools, belting, polishing, cleaning, packaging and quality control. Our Austin facility has achieved the ISO 13485:2003 certification. The primary raw materials used in the manufacture of our surgical implant products are cobalt chromium alloy, stainless steel alloys, titanium alloy and ultra high molecular weight polyethylene. All products in our Surgical Implant Segment go through in-house quality control, cleaning and packaging operations.

Many of the products for our International Segment are manufactured in the same facilities as our domestic segments. We operate a manufacturing facility in Tunisia that provides bracing and supports products for the French and other European markets. In addition, our Ormed and Cefar-Compex businesses source certain of the products they sell from third party suppliers. Cefar-Compex currently utilizes a single vendor for many of its home electrotherapy devices.

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

Competition

The markets we compete in are highly competitive and fragmented. Some of our competitors, either alone or in conjunction with their respective corporate parent groups, have greater research and development, sales and marketing, and manufacturing capabilities than we do, and thus may have a competitive advantage over us. Although we believe that the design and quality of our products compare favorably with those of our competitors, if we are unable to offer products with the latest technological advances at competitive prices, our ability to compete successfully could be materially adversely affected.

Given our sales history, our history of product development and the experience of our management team, we believe we are capable of effectively competing in our markets in the future. Further, we believe the comprehensive range of products we offer enables us to reach a diverse customer base and to use multiple distribution channels in an attempt to increase our growth across our markets. In addition, we believe the various company and product line acquisitions we have made in recent years continue to improve the name recognition of our company and our products. Our ability to compete is affected by, among other things, our ability to:

•                  develop new products and innovative technologies,

•                  obtain regulatory clearance and compliance for our products,

•                  manufacture and sell our products cost-effectively,

•                  meet all relevant quality standards for our products and their markets,

•                  respond to competitive pressures specific to each of our geographic markets, including our ability to enforce non-compete agreements,

•                  protect the proprietary technology of our products and manufacturing processes,

•                  market our products,

•                  attract and retain skilled employees and sales representatives, and

•                  establish and maintain distribution relationships.

All of our segments compete with large, diversified corporations and companies that are part of corporate groups that have significantly greater financial, marketing and other resources than we do, as well as numerous smaller niche companies.

Recovery Sciences Segment

The primary competitors of our Empi and Chattanooga products are Dynatronics Corporation, Mettler Electronics Corporation, Rich-Mar, Patterson Medical, Enraf-Nonius, Gymna-Uniphy, Acorn Engineering, International Rehabilitation Sciences, Inc. (d/b/a RS Medical) and Care Rehab. The physical therapy products market is highly competitive and fragmented. Our competitors in the CPM devices market include several multi-product companies with significant market share and numerous smaller niche competitors. Competition in these markets is based primarily on the quality and technical features of products, product pricing and contractual arrangements with third party payors and national accounts.

Our competitors for Regeneration products are large, diversified orthopedic companies. In the non-union bone growth stimulation market, our competitors include Orthofix International N.V. (Orthofix), Biomet, Inc. (Biomet) and Smith & Nephew plc (Smith & Nephew), and in the spinal fusion market, we compete with Biomet and Orthofix. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

Bracing and Supports Segment

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Orthofix, Bledsoe Brace Systems (Bledsoe), and Townsend Design (recently acquired by Thuasne). In the soft goods products market, our competitors include Biomet, DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. (Zimmer). In the cold therapy products market, our competitors include Orthofix, Bledsoe and Stryker Corporation (Stryker). Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc. Several competitors have initiated stock and bill programs similar to our OfficeCare program, and there are numerous regional stock and bill competitors. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

International Segment

Competition for the products in our International Segment arises from many of the companies and types of companies that compete with our domestic segments and from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries. Competition is based primarily on quality, innovative design and technical capability, breadth of product line, availability of and qualification for reimbursement, and price.

Surgical Implant Segment

The market for orthopedic products similar to those produced by our surgical implant business is dominated by a number of large companies, including Biomet, DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew, Stryker, and Zimmer, which are much larger and have significantly greater financial resources than we do. Our Surgical Implant Segment also faces competition from U.S.-based companies similar in size to ours, such as Wright Medical Group, Inc. and Exactech, Inc. Competition in the market in which our Surgical Implant Segment participates is based primarily on price, quality, innovative design and technical capability, breadth of product line, scale of operations and distribution capabilities. Our current and future competitors may have greater resources, more widely accepted and innovative products, less-invasive therapies, greater technical capabilities, and stronger name recognition than we do.

Government Regulation

FDA and Similar Foreign Government Regulations

Our products are subject to rigorous government agency regulation in the United States and in other countries. In the United States, the FDA regulates the development, testing, labeling, manufacturing, storage, recordkeeping, pre-market clearance or approval, promotion, distribution and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Our medical devices are subject to such FDA regulation.

Under the Food, Drug and Cosmetic Act, as amended, medical devices are generally classified into one of three classes depending on the degree of risk to patients using the device. Class I is the lowest risk classification. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with FDA QSRs, facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are exempt from pre-market submission requirements. Some Class I devices require a pre-market notification to and clearance from FDA as set forth under § 510(k) of the Food, Drug and Cosmetic Act, as amended, also know as a “510(k)” submission. The 510(k) process is described more fully below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Although some Class II medical devices are exempt from 510(k) requirements, most Class II devices are subject to 510(k) review and clearance by FDA prior to marketing.

By way of 510(k) submission, a manufacturer provides certain required information to the FDA to establish that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted. A device legally marketed before May 28, 1976 is called a “pre-amendment device.” A manufacturer may also obtain marketing clearance by showing that its medical device is substantially equivalent to a commercially available “post-amendment device” which is a device cleared through the 510(k) process after May 28, 1976. Upon establishment of such substantial equivalence, the FDA may grant clearance to commercially market the device. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will automatically place the device into Class III.

A Class III device is a product that has a new intended use or is based on technology that is not substantially equivalent to a use or technology of a legally marketed device and for which the safety and effectiveness of the device cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices generally require clinical trials involving human subjects to assess their safety and effectiveness. A Pre-Market Application (PMA) must be submitted to and approved by the FDA before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive and takes longer than the 510(k) process. In order to obtain approval of a PMA, the manufacturer generally must first conduct clinical trials of a Class III device for its intended use pursuant to an FDA-approved Investigational Device Exemption (IDE) application. An IDE allows the manufacturer to test an unapproved device in a clinical study for a specific intended use in order to collect safety and effectiveness data to support a PMA application or a 510(k) submission to the FDA. The PMA process can take up to several years. In approving a PMA application, the FDA may require additional clinical data and may also require some form of post-market surveillance or clinical study whereby the manufacturer follows certain patient groups for a number of years, making periodic reports to the FDA on the clinical status of those patients.

Our products include both pre-amendment and post-amendment Class I, II and III medical devices. All our currently marketed devices are either exempt from the FDA clearance and approval process (based on our interpretation of those regulations) or we have obtained the requisite clearances or approvals (including all modifications, amendments and changes), as appropriate, required under federal medical device law. The FDA may disagree with our conclusion that clearances or approvals were not required for specific products and may require clearances or approval for such products. In these circumstances, we may be required to cease distribution of the product, the devices may be subject to seizure by the FDA or to a voluntary or mandatory recall, and we could be subject to significant fines and penalties.

The FDA has asked the Institute of Medicine (IOM) to conduct a two-year study of the clearance process for devices under § 510(k) of the Food Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. The IOM report is expected in 2012. Recently, the FDA also completed an internal review of the 510(k) clearance process, and issued a report with recommendations that include: streamlining the de novo reclassification process, issuing more guidance to provide greater clarity about the 510(k) program, improving training for Center for Devices and Radiological Health (CDRH) staff and industry, making greater use of external experts, and making process improvements within CDRH, such as establishing a Center Science Council. Based on these recommendations, CDRH is expected to explore the feasibility of requiring manufacturers to provide regular, periodic updates of device modifications; consider requiring 510(k) submitters to provide a list and brief description of all scientific information related to the safety and effectiveness of a new device known or reasonably known to the submitter; issue guidance to clarify when manufacturing data should be submitted as part of a 510(k); and clarify when it will withhold clearance for failure to comply with good manufacturing practices (i.e., when FDA will conduct a pre-clearance inspection). FDA has also stated that it will issue guidance to clarify the circumstances under which it is appropriate to use multiple predicate devices to demonstrate substantial equivalence, a practice FDA supports.

The recommended and expected FDA actions could lead to changes in the review, including the length of review of medical device products seeking clearance for marketing before the IOM completes its study in 2012. Many of our products are cleared for marketing under the 510(k) process. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse impact on our revenues and growth.

Our manufacturing processes are also required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, which are specified in FDA QSRs. The QSRs cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. Failure to comply with applicable QSR or other U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA to grant future pre-market clearances or PMA approvals, withdrawals or suspensions of current clearances or approvals, and criminal prosecution. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur; the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

In the third quarter of 2009, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA audit of our Surgical Implant Segment, stating that: (1) we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; (2) we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; (3) our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and (4) we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We promptly implemented corrective actions that we believe adequately address each Inspectional Observation and submitted a timely response to the FDA. We have not received any further communications from the FDA regarding this audit and the Inspectional Observations. We cannot assure you that the FDA will not take further action in the future, however.

The State of California Health and Human Services, Food and Drug Branch (FDB) audited our Vista manufacturing site in October 2010, and issued a Notice of Violation for this site stating that: (1) the type and extent of control to be exercised over suppliers was not clearly defined in our written standard operating procedures; (2) lack of evidence that certain employees had been adequately been trained on certain specific work instructions; and (3) certain corrective and preventive actions taken had not been verified or validated to ensure that the action was effective and did not adversely affect the finished device. We promptly implemented corrective and preventive actions that we believe are acceptable to the FDB. We have notified the FDB that this has occurred and we have not received any information from the FDB indicating objection to the remedial action taken.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the use and indications for which the device may be labeled or promoted. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promotion for an unapproved or off-label use.

The FDA has broad regulatory and enforcement powers. If the FDA determines we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions, from warning letters, fines, injunctions, consent decrees, and civil penalties, to suspension or delayed issuance of applications, seizure or recall of our products, total or partial shutdowns, withdrawals of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace, or refund the costs of devices we manufactured or distributed.

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

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), including many of our products. For instance, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Modernization Act) mandated a temporary freeze in annual increases in payments for durable medical equipment from 2004 through 2008, and established new clinical conditions for payment and quality standards. Under a competitive bidding structure provided in the Medicare Modernization Act and modified by subsequent legislation, Medicare no longer reimburses for certain products and services based on the Medicare fee schedule amount in designated competitive bidding areas. Instead, the Medicare program provides reimbursement for these items and services based on a competitive bidding process. Only those suppliers selected through the competitive bidding process within each designated region are eligible to have their products reimbursed by Medicare. The current round of the competitive program went into effect January 1, 2011 in nine geographic areas, with reimbursement to contract suppliers averaging 32% below the Medicare DMEPOS fee schedule amount for the nine product categories currently included in the program. The competitive bidding program is scheduled to be expanded in the future. While none of our products are included in the initial round, there is no assurance they will not be included in the future, in such case, if we are not selected as a contract supplier in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. The Centers for Medicare & Medicaid Service (CMS) also has proposed revising the way Medicare sets payment amounts for all new DMEPOS, under which reimbursement could be based in part or in whole on functional assessments, price comparisons, and medical benefits assessments, although that methodology has not yet been finalized. Any changes in the basis for Medicare reimbursement of our products could have a material adverse impact on our results of operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS Quality Standards adopted by CMS, including specific requirements for suppliers of custom fabricated and custom fitted orthoses and certain prosthetics.  The portion of our business serving in a Medicare supplier capacity has been accredited.  Most Medicare DMEPOS suppliers also must post a $50,000 surety bond from an authorized surety, with higher amounts required for certain “high-risk” suppliers.   We believe we are in compliance with current surety bond requirements.  If in the future we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements, or if these requirements are expanded or if additional conditions for coverage or payment are adopted in the future, it could adversely impact our profits and results of operation.

On August 7, 2009, CMS issued Transmittal 297 entitled ‘‘Compliance Standards for Consignment Closets and Stock and Bill Arrangements’’ (the Transmittal), requiring a change in procedures in “stock and bill” arrangements for Medicare beneficiaries.  The Transmittal was originally scheduled to go into effect on September 8, 2009.  CMS first delayed the effective date until March 1, 2010, and then, on February 4, 2010, CMS rescinded the Transmittal in order to consider other implementation dates.  If implemented, the Transmittal would require products dispensed to a Medicare beneficiary from the inventory in our OfficeCare accounts in physician office settings to be fitted and billed to Medicare by the physician rather than by us.  Title to the product would have to pass to the physician at the time the product was dispensed to the patient. The effect of this change in most instances would be to convert a billing opportunity by us into a sale to the physician at a wholesale price.  If the Transmittal were to become effective as written, it could adversely affect the revenue and, to a lesser extent, profitability of our OfficeCare business.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality.  Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminates the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. The productivity adjustment is to be based on the change in the 10-year moving average of changes in annual economy-wide private nonfarm business multifactor productivity. For 2011, the inflation update is 1.1% and the productivity adjustment is 1.2%, resulting in a 0.1% reduction to DMEPOS fee schedule amounts.  The ACA also increases to 91 the number of geographic areas to be included in round two of the DMEPOS competitive bidding program; bidding is expected to take place in 2011.  Further, the ACA requires the Secretary to use competitive bidding payment information to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016. The ACA also imposes a new annual federal excise tax on certain medical device manufacturers and importers. Specifically, for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay as an excise tax 2.3% of the price for which the devices are sold. The ACA also establishes new Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders and more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the health reform provisions of the ACA are still uncertain, it is possible that the legislation will have a material adverse impact on our business.

In addition, the ACA establishes new disclosure requirements regarding financial arrangements between medical device and supply manufacturers and physicians, including physicians who serve as consultants, effective March 31, 2013. A number of states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future. Likewise, in recent years, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other health care professionals. We cannot determine at this time the impact, if any, of such requirements or voluntary guidelines on our relationships with surgeons, but there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely affect our consulting and other arrangements with surgeons.

On August 27, 2010, CMS published a final rule that, among other things, prohibits suppliers from sharing a practice location in certain circumstances, imposes new physical facility requirements on suppliers, clarifies the prohibition on the direct solicitation of Medicare beneficiaries, generally prohibits suppliers from contracting with another individual to perform licensed services, and clarifies a number of other supplier operational requirements. The rule generally is effective September 27, 2010 (although there are separate deadlines for compliance with the physical facility standards for existing suppliers with leases that expire after that date). We believe we are in compliance with the requirements of the new rule. In addition, on February 2, 2011, CMS published a final rule implementing the ACA provider and supplier screening provisions, effective March 25, 2011.  Under the final rule, DMEPOS suppliers could be subject to verification of compliance with enrollment and licensure requirements, database checks, unannounced site visits, and, for newly-enrolling suppliers, fingerprint-based criminal history record checks of law enforcement repositories.  The rule also imposes application fees on providers and suppliers; authorizes CMS and states to impose moratoria on new provider enrollment to protect against a high risk of fraud; authorizes the suspension of payments pending an investigation of a credible allegation of fraud; and expands health program termination authority. We are currently reviewing the new policy, but there can be no assurances that it will not increase compliance costs or otherwise adversely impact our results of operation.

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting the activities of our sales representatives in those jurisdictions where such legislation or regulations are enacted. Furthermore, because the sales of orthotic devices are driven in part by the number of professionals who fit and sell them, laws that limit these activities potentially could reduce demand for these products. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse impact on our business.

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

Our business also can be impacted by changes in state health care legislative and regulatory policies being adopted as a result of state budgetary shortfalls. These changes have included reductions in provider and supplier reimbursement levels under state Medicaid programs, including in some cases reduced reimbursement for DMEPOS items, and/or other Medicaid coverage restrictions.  In addition, on February 14, 2011, President Obama released his proposed federal fiscal year 2012 budget, which would, if enacted, reduce federal reimbursement to states for their Medicaid DME expenditures by basing aggregate reimbursement on what the federal government would have paid under the Medicare DMEPOS competitive bidding program.  While the proposal would require Congressional approval, if enacted it is expected to reduce Medicaid reimbursement for DME by $2.35 billion over five years.  As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

Our international sales also depend in part upon the eligibility of our products for reimbursement through third party payors, the amount of reimbursement and the allocation of payments between the patient and third party payors. Reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. For example, in Germany, our largest foreign market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device prescribed. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products. Any developments in our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have an adverse impact on our ability to sell our products.

Fraud and Abuse

We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the health care program for active duty military, retirees and their families managed by the Department of Defense). We have no reason to believe that our operations are not in material compliance with such laws. However, because these laws and regulations are broad in scope and may change, we may be required to alter one or more of our practices to be in compliance with these laws. In addition, the occurrence of one or more violations of these laws or regulations, a challenge to our operations by a governmental authority under these laws or regulations or a change in the laws or regulations may have a material adverse impact on our financial condition and results of operations.

Anti-Kickback and Other-Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services (HHS) has issued regulations, commonly known as safe harbors, which set forth certain conditions, which if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. The penalties for violating the Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Recently, certain manufacturers of implant products entered into monetary settlement agreements, corporate integrity agreements and deferred prosecution agreements with the U.S. Department of Justice (DOJ) based upon allegations that, among other things, they entered into a variety of consulting and other agreements with physicians as improper inducements to those physicians to use the manufacturers’ products in violation of the federal Anti-Kickback Statute. We believe that remuneration paid to surgeons with whom we have agreements represents fair market value for legitimate designing, consulting and advisory services rendered on our behalf.

Our OfficeCare program is a stock and bill arrangement through which we make products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us. In a February 2000 Special Fraud Alert, the Office of Inspector General (OIG) indicated that it may scrutinize stock and bill programs involving excessive rental payments or rental space for possible violation of the Anti-Kickback Statute, but noted that legitimate arrangements, including fair market value rental arrangements, will not be considered violations of the statute. We believe that we have structured our OfficeCare program to comply with the Anti-Kickback Statute.

HIPAA

The Health Insurance Portability and Accountability Act of 1995 (HIPAA) created two new federal crimes effective as of August 21, 1996, relating to healthcare fraud and false statements regarding healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA applies to any healthcare benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the DOJ and provided enhanced resources to support the activities and responsibilities of the HHS, OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information, as described below in greater detail under “Federal Privacy and Transaction Law and Regulations.”

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

False Claims Laws

Under multiple state and federal statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as whistleblowers, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. A number of states have enacted false claims acts that are similar to the federal False Claims Act.

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expands False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government.  FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. FERA also expands the government’s ability to use the Civil Investigative Demand process to investigate defendants, and permits government complaints in intervention to relate back to the filing of the whistleblower’s original complaint.  FERA is likely to increase both the volume and liability exposure of False Claims Act cases brought against healthcare entities.

Additional fraud and abuse measures were adopted as part of the ACA.  Specifically, the ACA increases funding for program integrity initiatives, modifies screening procedures for providers and suppliers before and after granting Medicare billing privileges and establishes new and enhanced penalties and procedures to deter fraud and abuse.  The ACA also specifically adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services.  The scope of these new provisions will be identified in future rulemaking.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Among other things, the ACA expanded the Recovery Audit Contractors (RAC) program, an audit tool that utilizes private companies operating on a contingent fee basis to identify and recoup Medicare overpayments. We have historically been subject to pre and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We review and assess such audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards.

We have also been subject to periodic audits of our compliance with other federal requirements for our facilities and related quality and manufacturing processes. Our Surgical Implant facility in Austin, Texas received an FDA warning letter received in 2009, which is described above in the section “FDA and Similar Foreign Government Regulations”.

Federal Privacy and Transaction Law and Regulations

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) security standards, (3) standards for electronic transactions, and (4) standard unique national provider identifier. We refer to these rules as the Administrative Simplification Rules. CMS has also issued regulations governing the enforcement of the Administrative Simplification Rules. Sanctions for violation of HIPAA and /or the Administrative Simplification Rules include criminal and civil penalties.

HIPAA applies to covered entities, which includes certain health care providers who conduct certain transactions electronically. As such, HIPAA and the Administrative Simplification Rules apply to certain aspects of our business. The effective date for all of the Administrative Simplification Rules outlined above has passed, and, as such, all of the Administrative Simplification Rules are in effect. To the extent applicable to our operations, we are currently in compliance with HIPAA and the applicable Administrative Simplification Rules.

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (HITECH Act) as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations, including an October 2009 interim final rule on the HITECH health information security enforcement provisions and a July 2010 proposed rule implementing certain privacy, security, and enforcement provisions. We are reviewing these new requirements to assess the potential impact on our operations.

Employees

As of December 31, 2010, we had approximately 4,660 employees. Of these, approximately 3,125 were engaged in production and production support, approximately 35 in research and development, approximately 1,120 in sales and support, and approximately 380 in various administrative capacities including third party billing. Of these employees, approximately 1,890 were located in the United States, approximately 2,015 were located in Mexico and approximately 755 were located in various other countries, primarily in Europe. Our workforce in the United States is not unionized; however, portions of our workforce in Europe are unionized. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 21 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

Available Information

We have made available free of charge through our website, www.DJOglobal.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This information can be found under the “Corporate Information - Investors-SEC reports” page of our website. DJO uses its website as a channel of distribution of material Company information. Financial and other material information regarding the Company is routinely posted and accessible on our website. Our SEC reports are also available free of charge on the SEC website at, www.sec.gov. Our Code of Business Conduct and Ethics is available free of charge under the “Corporate Information - Investors-Corporate Governance” page of our website.

ITEM 1A.  RISK FACTORS

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks arising from the current economic downturn and risks relating to our business operations, our debt level and government regulations. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially adversely affected. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related To Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2010, our total indebtedness was $1,826.9 million, exclusive of unamortized original issue discount of $6.0 million, and unamortized  original issue premium of $4.2 million. We have an additional $100.0 million available for borrowing under our revolving credit facility, for which no amounts were drawn as of December 31, 2010. Our high degree of leverage could have important consequences, including:

•                  making it difficult for us to make payments on our 10.875% Notes and our 9.75% Senior Subordinated Notes (collectively, the Notes) and other debt,

•                  increasing our vulnerability to general economic and industry conditions,

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities,

•                  exposing us to the risk of increased interest rates as certain of our borrowings, including certain borrowings under our Senior Secured Credit Facility, will be subject to variable rates of interest,

•                  limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures,

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, and

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We, and our subsidiaries, may incur substantial additional indebtedness in the future. Although our Senior Secured Credit Facility and the Indentures governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we add new borrowings to our current debt levels, the related risks that we now face could intensify. In addition, the Indentures will not prevent us from incurring obligations that do not constitute indebtedness under the Indentures.

Our cash paid for interest for the years ended December 31, 2010, 2009 and 2008 was $139.1 million, $144.2 million and $158.8 million, respectively. As of December 31, 2010, we had $851.8 million of debt subject to floating interest rates under the Senior Secured Credit Facility, exclusive of $6.0 million of unamortized debt discount. Although we currently have interest rate swaps in place to hedge against rising interest rates (see Note 11 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein), any additional borrowings we make under the Senior Secured Credit Facility will also be subject to floating interest rates.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facility and the Indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•                  incur additional indebtedness or issue certain preferred shares,

•                  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments,

•                  make certain investments,

•                  sell certain assets,

•                  create liens,

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and

•                  enter into certain transactions with our affiliates.

In addition, we are required to satisfy and maintain a specified senior secured leverage ratio, which becomes more restrictive over time. This covenant could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, it may restrict our ability to conduct and expand our business and pursue our business strategies. Our ability to meet this senior secured leverage ratio can be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will meet the senior secured leverage ratio in the future or at all.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. If the lenders under the Senior Secured Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts borrowed under the Senior Secured Credit Facility, as well as our unsecured indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures could affect the operation and growth of our business and may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In that case, we may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and the proceeds from those dispositions may not be adequate to meet any debt service obligations then due. Additionally, our Senior Secured Credit Facility and the Indentures governing the Notes limit the use of the proceeds from dispositions of assets; as a result, we may not be permitted to use the proceeds from such dispositions to satisfy all current debt service obligations.

Risks Related To Our Business

The current U.S. and global economic downturn and related credit and financial market problems may pose additional risks and exacerbate existing risks to our business.

The serious slowdown in the U.S. and global economy, as well as the dramatic problems in the current credit and financial markets, had and may continue to have a negative impact on demand for our products, availability and reliability of vendors and third party contract manufacturers, our ability to timely collect our accounts receivable and the availability of financing for acquisitions and working capital requirements. Continued or renewed deterioration of the general economic slowdown in the United States and overseas could contribute to those trends remaining a problem or becoming worse.

The slowing of economic activity and lack of available financing has affected and could continue to affect our business in a variety of ways, including the following:

•      loss of jobs and lack of health insurance as a result of the economic slowdown could depress demand for healthcare services and demand for our products.

•      weakened demand for healthcare services, reduction in the number of insured patients and lack of available credit could result in the inability of private insurers to satisfy their reimbursement obligations, lead to delays in payment or cause the insurers to increase their scrutiny of our claims.

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

Any of these risks, among others, could adversely affect our business and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies and the credit and financial markets continue or become worse.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

Our Chief Executive Officer (CEO), Les Cross, has announced his intention to retire effective the earlier of June 30, 2011 or the date on which his successor is hired. Mr. Cross will serve as Chairman of the Board of Directors at least through the end of 2011. We are undertaking a search for his replacement. Our future success will depend, in part, upon the continued service of other key managerial, research and development staff and sales and technical personnel. In addition, our future success will depend on our ability to attract and retain a new highly qualified CEO, as well as other highly qualified personnel. Our executive officers have substantial experience and expertise in our industry. Our future success depends, to a significant extent, on the abilities and efforts of our executive officers and other members of our management team. We have recently entered into retention and severance agreements with our executive officers in order to enhance our ability to retain such personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Our failure to do so could have a material adverse impact on our business.

Changes in Medicare coverage and reimbursement policies for our products or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Government agencies, legislative bodies and the private sector continue to propose initiatives to limit the growth of healthcare costs, including reimbursement reductions and competitive bidding, and coverage restrictions, in markets where we do business. We could experience a negative impact on our operating results due to increased pricing pressure in the United States and certain other markets. Federal and state governments, purchasers such as hospitals, and other third party payors could reduce the amount of approved payment for our products. Reductions in reimbursement levels or coverage, or other cost-containment measures could unfavorably affect our future operating results.

Federal and state health reform and cost control efforts include provisions that could adversely impact our business and results of operations.

The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA imposes a new annual federal excise tax on certain medical device manufacturers and importers. Specifically, for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay as an excise tax 2.3% of the price for which the devices are sold. The ACA also requires medical supply and device manufacturers to report certain payments made to physicians and other referral sources, effective March 31, 2013. The ACA also establishes new Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders and more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the health reform provisions of the ACA are still uncertain, it is possible that the legislation will have a material adverse impact on our business. Likewise, many states have adopted or are considering changes in state health care legislative and regulatory policies as a result of state budgetary shortfalls. These changes have included reductions in provider and supplier reimbursement levels under state Medicaid programs, including in some cases reduced reimbursement for DMEPOS items, and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could negatively affect our business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS Quality Standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. We believe we are in compliance with current requirements in these areas. CMS also recently clarified and expanded the requirements that DMEPOS suppliers must meet to establish and maintain Medicare billing privilege, effective September 27, 2010. We believe we are in compliance with the requirements of the new rule. If in the future, we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements, or if these requirements are changed or expanded in the future, it could adversely affect our profits and results of operations.

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers current Good Manufacturing Practice requirements including procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a notice of a violation in the form of inspectional observations on Form FDA-483, a warning letter, or could otherwise be required to take corrective action and, in severe cases, we could suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions, we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any notice or communication from FDA regarding a failure to comply with applicable requirements could adversely affect our product sales and profitability. We have received FDA warnings letters in the past and we cannot assure you that the FDA will not take further action in the future.

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

Our ability to successfully implement our business plan and achieve targeted financial results is highly dependent on our ability to successfully integrate businesses that we have recently acquired and other businesses we acquire in the future. The process of integrating such acquired businesses involves risks. These risks include, but are not limited to:

•                  demands on management related to the significant increase in the size of our business,

•                  diversion of management’s attention from the management of daily operations to the integration of newly acquired operations,

•                  difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies,

•                  difficulties in conforming the acquired company’s accounting, books and records, internal accounting controls, and procedures and policies to ours,

•                  increased exposure to risks relating to business operations outside the United States,

•                  retaining the loyalty and business of the customers of acquired businesses,

•                  retaining employees who may be vital to the integration of the acquired business or to the future prospects of the combined businesses,

•                  difficulties and unanticipated expenses related to the integration of departments and information technology systems, including accounting systems,

•                  difficulties integrating technologies and maintaining uniform standards, such as internal accounting controls, procedures and policies, and

•                  unanticipated costs and expenses associated with any undisclosed or potential liabilities.

If we fail to realize anticipated cost savings, synergies or revenue enhancements from recent or future acquisitions, our financial results will be adversely affected, and we may not generate the cash flow from operations that we anticipated, or that is sufficient to repay our indebtedness.

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

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available on favorable terms, if available at all. If we complete acquisitions, or obtain financing for them on unfavorable terms, or if we fail to properly integrate an acquired business, our financial condition and results of operations would be adversely affected.

We may experience substantial fluctuations in our quarterly operating results and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•                  demand for many of our products, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent,

•                  our ability to meet the demand for our products,

•                  the direct distribution of our products in foreign countries that have seasonal variations,

•                  the number, timing and significance of new products and product introductions and enhancements by us and our competitors, including delays in obtaining government review and clearance of medical devices,

•                  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis,

•                  the impact of any acquisitions that occur in a quarter,

•                  the impact of any changes in generally accepted accounting principles,

•                  changes in pricing policies by us and our competitors and reimbursement rates by third party payors, including government healthcare agencies and private insurers,

•                  the loss of any of our significant distributors,

•                  changes in the treatment practices of orthopedic and spine surgeons, primary care physicians, and pain-management specialists, and their allied healthcare professionals, and

•                  the timing of significant orders and shipments.

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

We operate in highly competitive and fragmented markets. Our Recovery Sciences, Bracing and Supports, and International Segments compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Our Surgical Implant Segment competes with a small number of very large companies that dominate the market, as well as other companies similar to our size. We may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to us, many of our competitors have:

•                  greater financial, marketing and other resources,

•                  more widely accepted products,

•                  a larger number of endorsements from healthcare professionals,

•                  a larger product portfolio,

•                  superior ability to maintain new product flow,

•                  greater research and development and technical capabilities,

•                  patent portfolios that may present an obstacle to the conduct of our business,

•                  stronger name recognition,

•                  larger sales and distribution networks, and/or

•                  international manufacturing facilities that enable them to avoid the transportation costs and foreign import duties associated with shipping our products manufactured in the United States to international customers.

Accordingly, we may be at a disadvantage with respect to our competitors. These factors may materially impair our ability to develop and sell our products.

If we are unable to develop or license new products or product enhancements or find new applications for our existing products, we will not remain competitive.

The markets for our products are characterized by continued new product development and the obsolescence of existing products. Our future success and our ability to increase revenues and make payments on our indebtedness will depend, in part, on our ability to develop, license, acquire and distribute new and innovative products, enhance our existing products with new technology and find new applications for our existing products. However, we may not be successful in developing, licensing or introducing new products, enhancing existing products or finding new applications for our existing products. We also may not be successful in manufacturing, marketing and distributing products in a cost-effective manner, establishing relationships with marketing partners, obtaining coverage of and satisfactory reimbursement for our future products or product enhancements or obtaining required regulatory clearances and approvals in a timely fashion or at all. If we fail to keep pace with continued new product innovation or enhancement or fail to successfully commercialize our new or enhanced products, our competitive position, financial condition and results of operations could be materially adversely affected.

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

In addition, the ACA establishes new disclosure requirements regarding financial arrangements between medical device and supplies manufacturers and physicians, including physicians who serve as consultants, effective March 31, 2013. A number of states also have enacted specific marketing and payment disclosure requirements and others may do so in the future. Likewise, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other healthcare professionals. While we believe we are in compliance with current requirements, we cannot determine at this time the impact, if any, of new requirements or voluntary guidelines on our relationships with surgeons, and there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely impact our consulting and other arrangements with surgeons.

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

In response to pressure from certain groups (mostly orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting the activities of our sales representatives in those jurisdictions where such legislation or regulations are enacted. Furthermore, because the sales of orthotic devices are driven in part by the number of professionals who fit and sell them, laws that limit these activities could reduce demand for these products. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse impact on our business.

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. We cannot predict whether additional restrictions will be implemented at the state or federal level or the impact of such policies on our business.

If we fail to establish new sales and distribution relationships or maintain our existing relationships, or if our third party distributors and independent sales representatives fail to commit sufficient time and effort or are otherwise ineffective in selling our products, our results of operations and future growth could be adversely impacted.

The sale and distribution of certain of our orthopedic products, regeneration products and our surgical implant products depend, in part, on our relationships with a network of third party distributors and independent commissioned sales representatives. These third party distributors and independent sales representatives maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our core product offerings. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third party distributors and sales representatives that market and sell our products, or if our existing third party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

We rely on our own direct sales force for certain of our products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely on our own direct sales force of approximately 395 representatives in the United States and approximately 145 representatives in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse impact on our results of operations.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 25.3% of our net revenues from customers outside the United States for the year ended December 31, 2010. Doing business in foreign countries exposes us to a number of risks, including the following:

•                  fluctuations in currency exchange rates,

•                  imposition of investment, currency repatriation and other restrictions by foreign governments,

•                  potential adverse tax consequences, including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, which, among other things, may preclude payments or dividends from foreign subsidiaries from being used for our debt service, and exposure to adverse tax regimes,

•                  difficulty in collecting accounts receivable and longer collection periods,

•                  the imposition of additional foreign governmental controls or regulations on the sale of our products,

•                  intellectual property protection difficulties,

•                  changes in political and economic conditions, including the recent political changes in Tunisia in which we maintain a small manufacturing facility and security issues in Mexico in which we maintain a significant manufacturing facility,

•                  difficulties in attracting high-quality management, sales and marketing personnel to staff our foreign operations,

•                  labor disputes,

•                  import and export restrictions and controls, tariffs and other trade barriers,

•                  increased costs of transportation or shipping,

•                  exposure to different approaches to treating injuries,

•                  exposure to different legal, regulatory and political standards, and

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand and Tunisian Dinar. Sales denominated in foreign currencies accounted for 22.3% of our consolidated net sales for the year ended December 31, 2010, of which 16.7% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. As of December 31, 2010, we had outstanding MXP forward contracts to purchase an aggregate U.S. dollar equivalent of $9.4 million. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

Changes in the coverage of and reimbursement for our products by these third party payors could have a material adverse effect on our results of operations. Third party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, decide not to reimburse for treatments that include the use of our products. They may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Congress and CMS, frequently engage in efforts to contain costs, which may result in a reduction of coverage of, and reimbursement for, our products. Because many private payors model their coverage and reimbursement policies on Medicare policies, third party payors’ coverage of, and reimbursement for, our products could be negatively impacted by discussions like this one and by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

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

Any developments in the United States or our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have a material impact on our ability to sell our products.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals and clearances, we may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. The FDA recently asked the Institute of Medicine (IOM) to conduct a two-year study of the clearance process for devices under § 510(k) of the Food Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. In addition, the FDA is implementing recommendations from its own internal review of the 510(k) clearance process, which could lead to changes before the IOM completes its study in 2012. Many of our products are cleared for marketing under the 510(k) process. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse impact on our revenues and growth.

If we fail to obtain regulatory approval for the modification of, or new uses for, our products, our growth and operating results could suffer.

In order to market modifications to our existing products or market our existing products for new indications, we may be required to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new approval or clearance; however, the FDA can review and disagree with a manufacturer’s decision. As a result of FDA’s recent internal review of the 510(k) process, FDA may consider requiring manufacturers to provide regular, periodic updates of device modifications; provide a list and brief description of all scientific information related to the safety and effectiveness of a new device; issue guidance to clarify when manufacturing data should be submitted as part of a 510(k); and clarify when it will withhold clearance for failure to comply with good manufacturing practices (i.e., when FDA will conduct a pre-clearance inspection). We may not be successful in receiving such approvals or clearances or the FDA may not agree with our decisions not to seek approvals or clearances for any particular device modification. The FDA may require an approval or clearance for any past or future modification or a new indication for our existing products. The FDA may also require additional clinical or preclinical data in such submissions, which may be time consuming and costly, and may not ultimately approve or clear one or more of our products for marketing. If the FDA requires us to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve such submissions in a timely manner, if at all. Because a significant portion of our revenues is generated by products that are modified or used for new treatments, delays or failures in obtaining such approvals could reduce our revenue and adversely affect our operating results.

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

In many of the foreign countries in which we market our products, we are subject to extensive regulations, including those in Europe. The regulation of our products in the European Economic Area (which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway) is governed by various directives and regulations promulgated by the

European Commission and national governments. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area. In addition, the national health or social security organizations of certain foreign countries, including certain countries outside Europe, require our products to be qualified before they can be marketed in those countries. Failure to receive or delays in the receipt of, relevant foreign qualifications in the European Economic Area or other foreign countries could have a material adverse impact on our business.

The FDA regulates the export of medical devices to foreign countries and certain foreign countries may require FDA certification that our products are in compliance with U.S. law. If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse impact on our revenues and growth.

We are subject to laws concerning our marketing activities in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected. We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anticompetition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

If the HHS, OIG, the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA, or another regulatory agency determines that our promotional materials, training, or activities constitute improper promotion of an off-label use, the regulatory agency could request that we modify our promotional materials; training, or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, the FDA, another regulatory agency, or the DOJ could disagree and conclude that we have engaged in off-label promotion and, potentially, aided and abetted in the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse impact on us.

We have entered into written agreements for designing and consulting services with physicians for surgical implant products, and we compensate them under our designing physician agreements for services in developing products sold by us. We also seek the assistance of physicians in the design and evaluation of bracing and other rehabilitative products. The form of compensation for such services has historically been a royalty on the sale of our products in the cases where the physician has contributed to the design of the product. We may also compensate the physicians under consulting agreements for assistance with product development and clinical efforts. We believe that in each instance remuneration paid to physicians represents fair market value for the services provided and is otherwise in compliance with applicable laws. For some products, we also use an independent sales force to which we provide compliance-related training. The sales force has generally been compensated on a commission basis, based on a percentage of revenues generated by products sold, as is typical in our industry. We also pay physicians certain rental and office support fees under our OfficeCare program. Under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare program fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse impact on our Surgical Implant Segment and possibly on our other lines of business. The federal government has significantly increased investigations of medical device manufacturers with regards to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products and recently has entered into settlement, deferred prosecution and corporate integrity agreements with such manufacturers. Such investigations and enforcement activities often arise based on allegations of violations of the federal Anti-Kickback Statute, and sometimes of the civil False Claims Act. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by RAC could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

Federal and state agencies have become increasingly vigilant in recent years in their investigation of various business practices under various healthcare “fraud and abuse” laws with respect to our business arrangements with prescribing physicians and other healthcare professionals, as well as our filing of DMEPOS claims for reimbursement.

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

•                  several federal False Claims statutes, which have been expanded by recent legislation and impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

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

The federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute and sometimes allege violations of the civil False Claims Act, in connection with off-label marketing of products to physicians and others. In addition, significant state and federal investigative and enforcement activity addresses alleged improprieties in the filings of claims for payment or reimbursement by Medicare, Medicaid, and other payors.

We are both a device manufacturer and a supplier of DMEPOS, and, like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each false claim. We are also potentially subject to allegations by private whistleblowers under state or federal false claims act provisions. In addition, we are subject to a variety of civil monetary penalty and exclusion provisions.

The fraud and abuse laws and regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to investigations and claims that the law has been violated. Any violations of these laws or regulations could result in a material adverse impact on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming. Any failure to make required changes could result in our losing business or our existing business practices being challenged as unlawful.

Our activities are subject to Federal Privacy and Transaction Law and Regulations, which could have an impact on our operations.

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) security standards, (3) standards for electronic transactions, and (4) standard unique national provider identifier. We refer to these rules as the Administrative Simplification Rules. CMS has also issued regulations governing the enforcement of the Administrative Simplification Rules. Sanctions for violation of HIPAA and /or the Administrative Simplification Rules include criminal and civil penalties.

HIPAA applies to “covered entities” which includes certain healthcare providers who conduct certain transactions electronically. As such, HIPAA and the Administrative Simplification Rules apply to certain aspects of our business. The effective date for all of the Administrative Simplification Rules outlined above has passed, and, as such, all of the Administrative Simplification Rules are in effect. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable Administrative Simplification Rules. Any failure to comply with applicable requirements could adversely affect our profitability.

On February 17, 2009, President Obama signed into law the HITECH Act as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations. We are reviewing these new requirements to assess the potential impact on our operations. Any failure to comply with applicable requirements could adversely affect our profitability.

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

We are subject to ongoing medical device reporting regulations that require us to report to the FDA and similar governmental authorities in other countries if we receive a report or otherwise learn that any of our products may have caused, or contributed to death or serious injury, or that any of our products has malfunctioned in a way that would be likely to cause, or contribute to, death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require us to recall our products in the event of actual or potential material deficiencies or defects in design manufacturing, or labeling, and we have been subject to product recalls in the past. In addition, in light of an actual or potential material deficiency or defect in design, manufacturing, or labeling, we may voluntarily elect to recall our products. A government mandated recall or a voluntary recall initiated by us could occur as a result of actual or potential component failures, manufacturing errors, or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with our customers and with the healthcare professionals that use, prescribe and recommend our products. We could have product recalls that result in significant costs to us in the future, and such recalls could have a material adverse impact on our business.

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

In addition, we rely on third parties to manufacture some of our products. For example, Medireha, which is 50% owned by us, has been a supplier for a significant portion of our CPM devices. CPM devices represented 3% of our net sales for the year ended December 31, 2010. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources on acceptable terms, within a reasonable amount of time or at all. We also use a single source for many of the devices Cefar and Compex distribute. In addition, if our agreements with the manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2010, we obtained 24.8% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

In addition, we also hold U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also apply for additional patents in the ordinary course of our business, as we deem appropriate. However, these precautions offer only limited protection, and our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse impact on our business, financial condition and results of operations. Additionally, we cannot assure you that our existing or future patents, if any, will afford us adequate protection or any competitive advantage, that any future patent applications will result in issued patents or that our patents will not be circumvented, invalidated or declared unenforceable. In addition, certain of our subsidiaries have not always taken commercially reasonable measures to protect their ownership of some of their patents. While such measures are currently employed and have been employed by us in the past, disputes may arise as to the ownership, or co-ownership, of certain of our patents. We do not consider patent protection to be a significant competitive advantage in the marketplace for electrotherapy devices. However, patent protection may be of significance with respect to our orthopedic technology.

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

Litigation involving patents and other intellectual property rights is common in our industry, and companies in our industry have used intellectual property litigation in an attempt to gain a competitive advantage. We may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If we lose any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents, require us to pay significant damages, seek licenses and/or pay ongoing royalties to third parties (which may not be available under terms acceptable to us, or at all), require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse impact on our results of operations and financial condition.

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

Consolidation in the healthcare industry could have an adverse impact on our revenues and results of operations.

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

As explained in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, we have established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for contractual allowances, rebates, product returns, rental credits and other allowances in any accounting period. Any increase in our reserves for such items could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

Certain administrative functions relating to the OfficeCare sales channel have been outsourced to a third party contractor and this arrangement may not prove successful.

The OfficeCare sales channel maintains a range of products (mostly soft goods) on hand at approximately 1,350 healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In the OfficeCare sales channel, patients or their third party payors are billed after the product is provided to the patient. The revenue cycle of this program is outsourced, from billing to collections, to an independent third party contractor. The outsource contractor that we have used has undergone significant changes in its business operations in the last few years, including relocating some administrative functions overseas, in order to improve performance from order entry to collections. The contractor may also upgrade the software system used in these revenue cycle processes. The inability of this provider to successfully upgrade its processes or demonstrate acceptable billing and collection results could have an adverse impact on our operations and financial results in the OfficeCare sales channel.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

A significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California we manufacture our custom rigid bracing products, which remain in the United States to facilitate quick turnaround on custom orders, vascular products, and our regeneration product line. Our clinical electrotherapy devices, patient care products, physical therapy and certain CPM devices are now manufactured in our facilities located in Tijuana, Mexico, following the closure of our Chattanooga facility during the first half of

2010. Our home electrotherapy devices sold in the United States as well as some components and related accessories are manufactured at our facility in Clear Lake, South Dakota. In our Surgical Implant business, we manufacture our products in our manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Investment funds affiliated with Blackstone collectively beneficially own 98.6% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

Additionally, Blackstone and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Blackstone and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

It is possible that control deficiencies could be identified by our management or independent registered public accounting firm in the future or may occur without being identified. Such a failure could negatively impact the market price and liquidity of the Notes, causing holders of our notes to lose confidence in our reported financial condition, lead to a default under our Senior Secured Credit Facility and the Indentures and otherwise materially adversely affect our business and financial condition.

We may not be successful in the design and implementation of a Company-wide ERP system.

In 2008, we launched a major software design and installation project to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by all of our businesses. This project requires the dedication of significant financial and human resources. In January 2010, we completed our first implementation of the new ERP system in our Surgical Implant business in Austin, Texas. In February 2011, substantially all of our Bracing and Supports Segment and many of our international businesses transitioned to the new ERP system. Our ability to successfully complete this project in all of our operations is subject to a variety of risks and uncertainties, among which are the following:

•      we may have underestimated the time it will take to complete the design and installation and the project could extend on past the expected completion date,

•      we may have underestimated the aggregate cost of the design and installation of the ERP system, whether due to the need for additional scope to the project, a requirement for additional consulting assistance, the extension of the completion date, or other similar issues,

•      we may have underestimated the extent and difficulty in adapting the Company’s business processes to function within and use effectively the new ERP system, and

•      we may discover that the functionality of the new ERP system is not adequate to process and manage the extensive and varied functions, operations and processes within the Company that we use to conduct our current and future business.

If the ERP project were to become subject to any one of these or similar risks, the result could be a significant increase in the costs of the project, a significant delay in completion of the project, with the resultant delay in our realization of the operational and financial benefits of the new system, or even the risk that the project would ultimately fail in its basic goal of a companywide, single-entry ERP system. Any of these outcomes could have a material, adverse impact on our business operations, operating results and financial condition.

ITEM 2. PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations manufacturing facility, research and development	Leased	August 2021	132
Tijuana, Mexico	Manufacturing and distribution facility	Leased	September 2016	286
Asheboro, North Carolina (a)	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2016	110
Shoreview, Minnesota	Operations, medical billing	Leased	October 2011(b)	94
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	54
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2012(c)	53
Sfax, Tunisia	Manufacturing facility	Leased	December 2013	47
Mouguerre, France	Office and distribution	Leased	October 2016	38
Freiburg, Germany	Distribution facility	Leased	November 2014	26
Freiburg, Germany	Distribution facility	Leased	December 2014	22
Herentals, Belgium	Distribution facility	Leased	December 2013	26
Asheboro, North Carolina (a)	Retail and storage	Owned	N/A	16
Malmö, Sweden	Operations, warehouse and distribution facility	Leased	March 2011	16
Ecublens, Switzerland	Office, research and development	Leased	July 2011	9
Guildford, United Kingdom	International headquarters, distribution facility	Leased	July 2016	8
Hixson, Tennessee (d)	N/A	Owned	N/A	165
Other various locations	Various	Leased	Various	93

(a)          Facilities acquired through our acquisition of ETI on January 4, 2011.

(b)         Renewable, at our option, for one additional five-year term.

(c)          Renewable, at our option, for two additional five-year terms.

(d)   Our buildings in Hixson, Tennessee are currently held for sale.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 100 plaintiffs, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Supports Segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from a large number of cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 20 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In addition, we are named in approximately 15 cases in which the plaintiffs have admitted we did not sell the pump in issue, but have alleged a conspiracy theory seeking to hold DJO responsible for subsequent sales by that manufacturer after we ceased buying pumps from that manufacturer. To date, we are aware of only two pain pump trials which have gone to verdict, one in early 2010 which involved a manufacturer whose pump we did not sell and one in September 2010 involving pain pumps that DJO sold to two plaintiffs. In the earlier trial, the plaintiff obtained a verdict of approximately $5.5 million against the manufacturer. In the second trial involving DJO, the jury rendered a verdict in favor of DJO and its manufacturer on all counts as to two plaintiffs and a verdict on all counts for the manufacturer as to a third plaintiff who had sued only the manufacturer. In the past six months, we have entered into settlements with plaintiffs in approximately 27 pain pump lawsuits. Of these, we have settled approximately 17 cases in joint settlements involving our first manufacturer and we have settled approximately 10 cases involving our second manufacturer in which the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but for which we are seeking indemnity for the balance of our costs.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the Company and the manufacturer and by settlements, and a second policy has been significantly eroded by defense costs of the Company and the manufacturer and is expected to be exhausted by settlements in the near future. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and intends to pursue its claims appropriately. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

Pain Pump-Related HIPAA Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We are producing documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

Cold Therapy Litigation

Since mid-2010, we have been named in five multi-plaintiff lawsuits involving a total of 150 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2010, we cannot estimate a range of potential loss. We have filed motions to dismiss and to sever and transfer the cases back to the plaintiffs’ respective local jurisdictions and intend to defend these matters aggressively.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers (until such limits are eroded). We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the prior policy period). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, which has been satisfied. Our two product liability policies prior to the policy that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies, with the majority of cases covered by the 2009-2010 policy. Based on the claims made to date, two defenses verdicts on matters which have proceeded to trial and several settlements, we believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of DJO’s principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion was denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action and as of December 31, 2010, we cannot estimate a range of potential loss, fines or damages.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of ReAble by Blackstone in November 2006, the common stock of DJO is privately held, and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2010, DJO sold 93,128 shares of its common stock, at $16.46 per share, in an offering to certain accredited investors comprised of employees, directors and independent sales agents, subject to the execution of a stockholder agreement including certain rights and restrictions. Net proceeds from this offering were $1.5 million. These proceeds were contributed by DJO to us, and were used for working capital purposes.

As of March 3, 2011, there were 19 holders of DJO’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents data as of and for the periods indicated and has been derived from the audited historical consolidated financial statements. The data reported for all periods includes the results of operations attributable to businesses acquired from the date of acquisition. This selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

On February 14, 2011, we issued a press release announcing our operating and financial results for the fourth quarter and year ended December 31, 2010. Those results were furnished to the SEC in a Form 8-K dated February 14, 2011. On March 1, 2011, we agreed to settle for the payment of $1.5 million a litigation contingency related to the 2007 sale of a spine product line by our surgical business. In accordance with FASB ASC Topic 450, Contingencies, this expense, net of income tax benefit of $0.6 million, has been reflected in the table below and in our audited consolidated financial statements included in Part II, Item 8, herein, thereby increasing the net loss attributable to DJOFL to $52.5 million as compared to the net loss attributable to DJOFL of $51.6 million that we reported in our press release furnished to the SEC in a Form 8-K dated February 14, 2011.

	Successor (1)					Predecessor (2)
					November 4,	January 1,
					2006 through	2006 through
	Year Ended December 31,				December 31,	November 3,
($ in thousands)	2010	2009	2008	2007	2006	2006
Statement of Operations Data (3) (4):
Net sales	$965,973	$946,126	$948,469	$464,811	$55,104	$287,124
Gross profit	620,703	607,407	598,292	279,613	30,569	173,384
Loss from continuing operations	(51,675)	(49,391)	(97,683)	(83,455)	(41,663)	(46,953)
Net loss attributable to DJOFL	(52,532)	(50,433)	(97,786)	(82,422)	(41,634)	(46,776)

Other Financial Data:
Depreciation and amortization (4) (5)	103,519	112,148	122,447	48,141	6,402	14,772

Balance Sheet Data (at period end):
Cash and cash equivalents	$38,132	$44,611	$30,483	$63,471	$30,903	NA
Total assets	2,779,790	2,850,179	2,940,130	3,086,272	1,060,636	NA
Long-term debt, net of current portion	1,816,291	1,796,944	1,832,044	1,818,598	548,037	NA
DJOFL membership equity	504,139	555,860	598,366	704,988	335,208	NA

(1)          The successor period reflects results of DJOFL and its subsidiaries after the acquisition of ReAble by Blackstone and includes the results of DJO Opco (and its successor, DJO, LLC) and its subsidiaries from November 20, 2007, the date of the DJO Merger, through December 31, 2010. Accordingly, the comparability of the results of the successor periods to the predecessor period is affected by differences in the basis of presentation.

(2)          The predecessor period reflects results of ReAble prior to the acquisition by Blackstone.

(3)          For additional information about our acquisitions in the past three years, see Note 4 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

(4)          We sold our Empi Therapy Solutions catalog business on June 12, 2009 and its results have been excluded from continuing operations for all periods presented.

(5)          Results for the years ended December 31, 2009 and 2008 included intangible asset impairment charges of $7.0 million and
$22.4 million, respectively.

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

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto as well as the other financial data included elsewhere in this Annual Report.

Overview of Business

We are a global developer, manufacturer and distributor of high-quality medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga™, DJO Surgical and Compex®.

Historical financial results include results of ReAble and its subsidiaries before and after its acquisition by Blackstone and include the results of DJO Opco (and its successor DJO, LLC) from the date of the DJO Merger through December 31, 2010.

Operating Segments

In the second quarter of 2010, we changed how we report financial information to senior management. Prior to the second quarter of 2010, our Recovery Sciences and Bracing and Supports Segments were reported together as the Domestic Rehabilitation Segment. During the second quarter, as a result of a sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change. We currently develop, manufacture and distribute our products through the following four operating segments:

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 21 of the notes to the audited consolidated financial statements included in Part II, Item 8 herein for additional information.

Recent Acquisitions, Dispositions and Other Transactions

On January 4, 2011, we entered into a stock purchase agreement with Elastic Therapy, Inc. (ETI) and its shareholders and completed the purchase of all of the outstanding shares of capital stock of ETI. ETI is a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. On January 5, 2011, we converted ETI into a limited liability company. The purchase price was $45.8 million, subject to certain post-closing adjustments related to net working capital and certain other balances of ETI at closing. Of the purchase price, a total of $4.6 million was deposited in escrow for up to one year to fund indemnity claims and as deferred payments to assure retention of certain key employees. We will begin reporting the results of ETI within our Bracing and Supports and International Segments in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.

On February 4, 2011, we purchased the assets of an e-commerce business which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. We will begin reporting the results of this business within our Bracing and Supports Segment in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2011.

Acquisition of certain assets of South African distributor

On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million.

Acquisition of Chattanooga Group Inc. (Canada)

On August 4, 2009, we acquired Chattanooga Group Inc., an independent Canadian distributor of certain of our products, for $7.2 million.

Acquisition of Empi Canada Inc.

On August 4, 2009, we acquired Empi Canada Inc., an independent Canadian distributor of certain of our products, for $7.4 million.

Acquisition of DonJoy Orthopaedics Pty. Ltd.

On February 3, 2009, we acquired DonJoy Orthopaedics Pty., Ltd., an independent Australian distributor of DonJoy products, for a total cash consideration of $3.4 million.

See Notes 4 and 24 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for additional information regarding the above acquisitions.

Sale of Empi Therapy Solutions (ETS)

On June 12, 2009 we sold a physical therapy catalog business to Patterson Medical Supply, Inc. for $21.8 million. As such, results of the ETS business for periods prior to the date of sale are presented as discontinued operations. See Note 5 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

Sale and Discontinuation of Other Product Lines

During the fourth quarter of 2009 we sold all rights, title and interest to our spinal implant business and related property for $2.9 million. In addition, also during the fourth quarter of 2009, we sold our line of chiropractic tables known as the Ergostyle line, and the TE-CH3 product (together referred to as product line) and other assets used in or otherwise related to the manufacture, sale and marketing of the product line for $0.8 million. We also discontinued certain other non-core product lines in our Recovery Sciences and Bracing and Supports Segments in 2009.

Results of Operations

On February 14, 2011, we issued a press release announcing our operating and financial results for the fourth quarter and year ended December 31, 2010. Those results were furnished to the Securities and Exchange Commission (SEC) in a Form 8-K dated February 14, 2011. On March 1, 2011, we agreed to settle for the payment of $1.5 million a litigation contingency related to the 2007 sale of a spine product line of our surgical business. In accordance with FASB ASC Topic 450, Contingencies, this expense, net of income tax benefit of $0.6 million, has been reflected in the table below and in our audited consolidated financial statements included in Part II, Item 8, herein, thereby increasing the net loss attributable to DJOFL to $52.5 million as compared to the net loss attributable to DJOFL of $51.6 million that we reported in our press release furnished to the SEC in a Form 8-K dated February 14, 2011.

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2010		2009		2008
Net sales	$965,973	100.0%	$946,126	100.0%	$948,469	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	345,270	35.7	338,719	35.8	350,177	36.9
Gross profit	620,703	64.3	607,407	64.2	598,292	63.1
Operating expenses:
Selling, general and administrative	432,261	44.7	420,758	44.5	439,059	46.3
Research and development	21,892	2.3	23,540	2.5	26,938	2.8
Amortization and impairment of intangible assets	77,523	8.0	84,252	8.9	98,954	10.4
Impairment of assets held for sale	1,147	0.1	—	0.0	—	0.0
	532,823	55.2	528,550	55.9	564,951	59.6
Operating income	87,880	9.1	78,857	8.3	33,341	3.5

Other income (expense):
Interest expense	(155,181)	(16.1)	(157,032)	(16.6)	(173,162)	(18.3)
Interest income	310	0.0	1,033	0.1	1,662	0.2
Loss on modification and extinguishment of debt	(19,798)	(2.0)	—	0.0	—	0.0
Other income (expense), net	859	0.1	6,073	0.6	(9,205)	(1.0)
	(173,810)	(18.0)	(149,926)	(15.9)	(180,705)	(19.1)
Loss from continuing operations before income taxes	(85,930)	(8.9)	(71,069)	(7.5)	(147,364)	(15.5)
Income tax benefit	34,255	3.5	21,678	2.3	49,681	5.2
Income (loss) from discontinued operations, net	—	0.0	(319)	0.0	946	0.1
Net loss	(51,675)	(5.3)	(49,710)	(5.2)	(96,737)	(10.2)
Net income attributable to noncontrolling interests	(857)	(0.1)	(723)	(0.1)	(1,049)	(0.1)
Net loss attributable to DJOFL	$(52,532)	(5.4)%	$(50,433)	(5.3)%	$(97,786)	(10.3)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $36,343, $37,884, and $38,017 for the years ended December 31, 2010, 2009 and 2008, respectively.

Year Ended December 31, 2010 (2010) Compared to Year Ended December 31, 2009 (2009)

Net Sales. Our net sales for 2010 were $966.0 million, compared to net sales of $946.1 million for 2009, representing a 2.1% increase year over year. Sales growth for 2010 was negatively impacted by $4.1 million of unfavorable changes in foreign exchange rates compared to the rates in effect for 2009. On the basis of constant currency rates, net sales increased 2.5% for 2010 compared to 2009. Product lines sold or discontinued in 2009 generated revenue of $9.5 million in 2009. Excluding 2009 revenue from these product lines, net sales increased 3.1% for 2010 compared to 2009.

For 2010, we generated 25.3% of our net sales from customers outside the United States as compared to 25.5% for 2009. Additionally, sales of new products, which include products that have been on the market less than one year, were $19.7 million for 2010, compared to new product sales of $12.3 million for 2009.

The following table sets forth the mix of our net sales ($ in thousands):

	2010	% of Net Sales	2009	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Recovery Sciences Segment	$347,139	35.9%	$342,026	36.1%	$5,113	1.5%
Bracing and Supports Segment	311,620	32.3	298,759	31.6	12,861	4.3
International Segment	244,493	25.3	241,464	25.5	3,029	1.3
Surgical Implant Segment	62,721	6.5	63,877	6.8	(1,156)	(1.8)
	$965,973	100.0%	$946,126	100.0%	$19,847	2.1%

Net sales in our Recovery Sciences Segment were $347.1 million for 2010, reflecting an increase of 1.5% over net sales of $342.0 million for 2009. Increases in sales of new products in our Empi business unit, and improved sales of the products in our Chattanooga business unit, were partially offset by the impact of discontinuing certain Chattanooga products which contributed revenue of $3.8 million in 2009.

Net sales in our Bracing and Supports Segment were $311.6 million for 2010, reflecting an increase of 4.3% over net sales of $298.8 million for 2009. The increase was driven primarily by increased unit sales across most product lines, and increased revenue under our new soft goods contract with the Novation group purchasing organization. Growth in this segment was negatively impacted due to conversions wherein a greater percentage of clinics handled their own insurance reimbursement billing as opposed to billing for the reimbursement through our OfficeCare program. While we generally retain the unit sales in these conversions, the lower average selling price per unit negatively impacts sales for 2010 as compared to 2009. In addition, the pain pump product line contributed revenue of $0.3 million in 2009 before sales of this product were discontinued.

Net sales in our International Segment were $244.5 million for 2010, reflecting an increase of $3.0 million, or 1.3% over net sales of $241.5 million for 2009. Strong sales of our Bracing and Supports products across all major international markets, and continued improvement in sales of our Chattanooga products were partially offset by the impact of the discontinuation of certain Chattanooga products sold in international markets, which contributed revenue of $3.5 million in 2009. On the basis of constant currency rates, net sales in our International Segment increased 3.0% for 2010 compared to 2009.

Net sales in our Surgical Implant Segment were $62.7 million for 2010, as compared to $63.9 million for 2009, representing a decrease of 1.8%. The decrease was primarily attributable to the loss of a few key customers of our hip and knee products, and the impact of the 2009 sale of a non-core spine product line which contributed revenue of $1.9 million in 2009. These decreases were partially offset by increased sales of our shoulder products, and strong sales of our hip revision system, a new product offered under our partnership with Lima Corporate.

Gross Profit.  Consolidated gross profit was 64.3% of net sales for 2010, a slight increase compared to gross profit of 64.2% of net sales for 2009. Gross profit margin for 2010 was favorably impacted by cost savings achieved in connection with the Chattanooga integration and various other integration activities, and unfavorably impacted by a lower margin mix of products sold, and unfavorable changes in foreign currency exchange rates compared to the rates in effect in 2009.

Gross profit in our Recovery Sciences Segment was 76.4% of net sales for 2010 compared to 75.3% for 2009. The increase as a percentage of net sales was primarily driven by cost savings resulting from the integration of our Chattanooga business operations.

Gross profit in our Bracing and Supports Segment was 54.8% of net sales for 2010 compared to 56.2% for 2009. The decrease in our gross profit as a percentage of net sales was primarily attributable to a lower margin mix of products sold, including the impact attributable to clinics choosing to do their own insurance reimbursement billing, as opposed to billing for the reimbursement through our OfficeCare program. While we generally retain the unit sales in these conversions, lower average selling price per unit negatively impacts gross margin.

Gross profit in our International Segment was 58.7% of net sales for 2010 compared to 56.8% for 2009. The increase as a percentage of net sales was primarily driven by the impact of a higher margin mix of products sold, and cost savings associated with the integration of our Chattanooga business operations, partially offset by unfavorable changes in foreign exchange rates compared to the rates in effect for 2009.

Gross profit in our Surgical Implant Segment was 73.4% for 2010 compared to 78.0% for 2009. The decrease was primarily driven by lower sales volume and the unfavorable impact of certain non-recurring inventory adjustments in 2010.

Selling, General and Administrative (SG&A).  Our SG&A expenses were $432.3 in 2010, compared to $420.8 million in 2009. SG&A expenses for both years were impacted by non-recurring charges, including significant amounts related to our global ERP implementation, and other adjustments related to ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	Years Ended December 31
(in thousands)	2010	2009
Integration charges:
Employee severance and relocation	$2,781	$7,938
U.S commercial sales and marketing reorganization	8,195	—
Chattanooga integration	4,106	620
DJO Merger and other integration	3,564	13,386
International integration	191	5,142
Litigation costs and settlements, net	7,561	2,845
Additional product liability insurance premiums	11,138	—
Reversal of reimbursement claims	—	(6,000)
ERP implementation	16,916	18,163
	$54,452	$42,094

During 2010, we commenced a U.S. commercial sales and marketing reorganization in which we integrated the U.S. marketing and sales operations under new leadership. In connection with this reorganization, we incurred $8.2 million of expenses in 2010. In addition during 2010, we paid insurance premiums of $11.1 million related to a supplemental five-year extended reporting period for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was not renewed.

Research and Development (R&D).  Our R&D expense decreased to $21.9 million for 2010 from $23.5 million for 2009, primarily reflecting cost savings initiatives from integration related activities. As a percentage of net sales, R&D expense for 2010 decreased to 2.3% compared to 2.5% for 2009.

Amortization and Impairment of Intangible Assets.  Amortization and impairment of intangible assets decreased to $77.5 million for 2010 from $84.3 million for 2009. Results for 2009 included $7.0 million related to two indefinite lived intangible assets determined to be impaired of which $3.9 million was related to our Bracing and Supports Segment, and $3.1 million was related to our Recovery Sciences Segment. There were no impairment charges recognized during 2010.

Interest Expense.  Our interest expense was $155.2 million for 2010 compared to $157.0 million for 2009. Overall, we benefited from lower weighted average interest rates on outstanding borrowings during 2010, as compared to 2009. This benefit was partially offset by $4.5 million of accelerated amortization of debt discount and issuance costs related to $182.5 million of early prepayments of our term loans in conjunction with certain debt modification and extinguishment activities during 2010.

Loss on Modification and Extinguishment of Debt.  We recognized a loss of $19.8 million during 2010 related to the modification and extinguishment of debt, which included $13.6 million attributable to the issuance of our $300.0 million aggregate principal amount of 9.75% Senior Subordinated Notes in October 2010, $4.3 million due to the write off of the remaining unamortized debt issuance costs associated with our $200.0 million aggregate principal amount of 11.75% Notes, which we redeemed during the fourth quarter of 2010, and $1.9 million of fees associated with this redemption, and related amendments to our Senior Secured Credit Facility.

Other Income (Expense), Net.  Other income totaled $0.9 million for 2010 as compared to $6.1 million for 2009. Results for 2009 included a $3.1 million gain related to the sales of certain non-core product lines. The remaining activity for 2009 was primarily attributable to net realized and unrealized foreign currency translation gains. Results for 2010 were primarily attributable to net realized and unrealized foreign currency translation gains.

Income Tax Benefit.  We recorded an income tax benefit of $34.3 million for 2010 compared to $21.7 million for 2009. Our effective tax rate for 2010 was 39.9% as compared to 30.5% for 2009. Income tax benefit for both years is net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Year Ended December 31, 2009 (2009) Compared to Year Ended December 31, 2008 (2008)

Net Sales. Net sales for 2009 were $946.1 million compared to net sales of $948.5 million for 2008. Net sales for 2009 were negatively impacted by $13.9 million of unfavorable changes in foreign exchange rates compared to the rates in effect for 2008. On the basis of constant currency rates, net sales increased 1.2% for 2009 compared to 2008.

For 2009, we generated 25.5% of our net sales from customers outside the United States as compared to 26.6% for 2008. Additionally, sales of new products, which include products that have been on the market less than one year, were $12.3 million for 2009 compared to $27.2 million for 2008.

The following table sets forth the mix of our net sales ($ in thousands):

	2009	% of Net Sales	2008	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Recovery Sciences Segment	$342,026	36.1%	$338,592	35.7%	$3,434	1.0%
Bracing and Supports Segment	298,759	31.6	295,967	31.2	2,792	0.9
International Segment	241,464	25.5	252,313	26.6	(10,849)	(4.3)
Surgical Implant Segment	63,877	6.8	61,597	6.5	2,280	3.7
	$946,126	100.0%	$948,469	100.0%	$(2,343)	(0.2)%

Net sales in our Recovery Sciences Segment were $342.0 million for 2009, compared to $338.6 million for 2008. Growth across the majority of our product lines was offset by declines in revenues in our Chattanooga business due to the economic downturn and constraints in the credit markets which compelled customers to reduce purchases of capital equipment items supplied by our Chattanooga business unit, and a slowdown in certain customer purchasing due to the overall global economic decline.

Net sales in our Bracing and Supports Segment were $298.8 million for 2009, compared to $296.0 million for 2008. Increased sales of cold therapy and vascular systems products were offset in part by decreased sales of soft goods and rigid knee bracing products during 2009.

Net sales in our International Segment were $241.5 million for 2009, compared to $252.3 million for 2008, representing a decrease of 4.3%. The decrease was driven primarily by $13.9 million of unfavorable changes in foreign exchange rates compared to rates in effect for 2008 and reduced sales of consumer products and clinical physical therapy equipment, partially offset by revenues from independent distributors acquired in 2009 in Australia and Canada. On the basis of constant currency rates, net sales in our International Segment increased 1.2% for 2009 compared to 2008.

Net sales in our Surgical Implant Segment were $63.9 million for 2009, compared to $61.6 million for 2008, representing an increase of 3.7%, which was driven primarily by increased sales of our shoulder products.

Gross Profit.  Consolidated gross profit increased to 64.2% of net sales for 2009, compared to 63.1% for 2008. The increase in our gross profit margin as a percentage of net sales is primarily attributable to cost improvement initiatives implemented in 2008 and 2009 and the benefits of a higher margin mix of products sold, partially offset by unfavorable changes in foreign exchange rates compared to the rates in effect in 2008. Gross profit for 2008 was negatively impacted by $4.7 million attributable to amortization of fair value adjustments related to inventory acquired in the DJO Merger. There were no such adjustments for 2009.

Gross profit in our Recovery Sciences Segment was 75.3% of net sales for 2009, compared to 73.5% for 2008. The increase was primarily attributable to cost saving initiatives implemented in 2008 and 2009 and the benefit of a higher margin mix of products sold.

Gross profit in our Bracing and Supports Segment was 56.2% of net sales for 2009, compared to 52.4% for 2008. The increase was primarily attributable to cost improvement initiatives implemented in 2008 and 2009, and the benefits of a higher margin mix of products sold. Gross profit for 2008 was negatively impacted by $4.7 million attributable to amortization of fair value adjustments related to inventory acquired in the DJO Merger. There were no such adjustments for 2009.

Gross profit in our International Segment was 56.8% of net sales for 2009, compared to 60.2% for 2009. The decrease was primarily driven by unfavorable changes in foreign exchange rates compared to the rates in effect in 2008, and the impact of a lower margin mix of products sold.

Gross profit in our Surgical Implant Segment was 78.0% of net sales for 2009, compared to 81.9% for 2008. The decrease was primarily driven by a lower margin mix of products sold and higher inventory obsolescence costs.

Selling, General and Administrative (SG&A).  Our SG&A expenses decreased to $420.8 million for 2009 from $439.1 million for 2008. SG&A expenses for both years were impacted by non-recurring charges, including significant amounts related to our global ERP implementation, and other adjustments related to ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	Years Ended December 31,
(in thousands)	2009	2008
Integration charges:
Employee severance and relocation	$7,938	$9,095
Chattanooga integration	620	—
DJO Merger and other integration	13,386	16,097
International integration	5,142	639
Litigation costs and settlements, net	2,845	(1,214)
Reversal of reimbursement claims	(6,000)	—
ERP implementation	18,163	5,247
	$42,094	$29,864

SG&A expenses for 2009 were favorably impacted by various cost savings initiatives implemented in 2009 and 2008 including headcount reductions and facilities consolidations, which resulted in a decrease in overall wage expenses and reduced commissions expense.

Research and Development (R&D).  Our R&D expense decreased to $23.5 million for 2009, compared to $26.9 million for 2008. The decrease is primarily related to cost savings initiatives, and lower wages from reduced headcount. As a percentage of net sales, R&D expense decreased to 2.5% for 2009 compared to 2.8% for 2008.

Amortization and Impairment of Intangible Assets.  Amortization and impairment of intangible assets was $84.3 million and $99.0 million for 2009 and 2008, respectively. Results for 2009 included $7.0 million related to two indefinite lived intangible assets determined to be impaired of which $3.9 million was related to our Bracing and Supports Segment, and $3.1 million was related to our Recovery Sciences Segment. Results for 2008 included $10.1 million related to an indefinite lived intangible asset with our Recovery Sciences Segment, and $12.3 million resulting from the abandonment of a trade name related to our Surgical Implant business.

Interest Expense.  Interest expense decreased to $157.0 million for 2009 compared to $173.2 million for 2008. The decrease is primarily related to a decrease in weighted average borrowings outstanding during 2009 as compared to 2008 as well as lower weighted average interest rates on our term loan and revolving credit facility borrowings.

Other Income (Expense), Net.  Other income was $6.1 million for 2009 compared to other expense of $9.2 million for 2008. Results for 2009 included a $3.1 million gain related to the sales of certain non-core product lines, as well as net realized and unrealized foreign currency translation gains. Results for 2008 primarily reflect net realized and unrealized foreign currency transaction losses.

Income Tax Benefit.  We recorded an income tax benefit of $21.7 million for 2009 compared to $49.7 million for 2008. Our effective tax rate for 2009 and 2008 was 30.5% and 33.7%, respectively. Income tax benefit for both years is net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Recent Accounting Pronouncements

During the year ended December 31, 2010, there we no accounting pronouncements adopted which had a material impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

On October 5, 2010, we entered into Amendment No. 2 to the Senior Secured Credit Facility, which permitted us to (1) issue $300.0 million in aggregate principal amount of new subordinated notes to be co-issued by DJOFL and DJO Finco; (2) use the proceeds from the offering to repurchase or redeem all of our existing 11.75% Notes due 2014; (3) prepay a portion of the term loans under our Senior Secured Credit Facility and (4) pay related premiums, fees and expenses, all without utilizing existing debt incurrence capacity under our Senior Secured Credit Facility. In connection with this amendment, we incurred $0.7 million of fees and expenses, which were expensed during the fourth quarter of 2010. On October 18, 2010, we issued $300.0 million aggregate principal amount of new 9.75% Senior Subordinated Notes (9.75% Notes), as described below. During October 2010, we made voluntary aggregate prepayments of $79.0 million of the term loans under our Senior Secured Credit Facility. In connection with these prepayments, we accelerated $0.6 million of amortization of the unamortized original issue discount as of the prepayment dates, and recognized a non-cash loss of $1.2 million attributable to the write off of unamortized debt issuance costs as of the prepayment dates relating to the portion of the term loans that were repaid.

As of December 31, 2010, our primary source of liquidity consisted of cash and cash equivalents totaling $38.1 million and $100.0 million of available borrowings under our revolving credit facility, as described below. Working capital at December 31, 2010 was $204.1 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates, or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	2010	2009	2008
Cash provided by (used in) operating activities	$25,594	$67,794	$(12,061)
Cash used in investing activities	(30,195)	(16,000)	(29,596)
Cash provided by (used in) financing activities	413	(35,261)	8,865
Effect of exchange rate changes on cash and cash equivalents	(2,291)	(2,405)	(196)
Net increase (decrease) in cash and cash equivalents	$(6,479)	$14,128	$(32,988)

Cash Flows

Operating activities provided $25.6 million and $67.8 million of cash for 2010 and 2009, respectively, and used $12.1 million of cash in 2008. Cash provided by (used in) operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses, and an increase in working capital. The primary non-cash expenses added back to net income include depreciation related to property and equipment, and amortization and impairment of intangible assets. During 2010, we incurred expenses of $19.8 million in connection with the modification and extinguishment of debt associated with amendments to our Senior Secured Credit Facility, and the premiums and fees associated with the redemption of our 11.75% Notes, of which $15.5 million was paid in cash. For 2010, 2009 and 2008, cash paid for interest was $139.1 million, $144.2 million and $158.8 million, respectively.

Investing activities used $30.2 million, $16.0 million, and $29.6 million of cash for 2010, 2009 and 2008, respectively. Cash used in investing activities for 2010 primarily consisted of $27.2 million of purchases of property and equipment, including $13.8 million for our new ERP system, $1.2 million related to the acquisition of assets from an independent South African distributor, and the payment of $0.8 million related to an earn-out provision associated with the 2009 acquisition of an independent Australian distributor. Cash used in investing activities for 2009 primarily consisted of $28.9 million of purchases of property and equipment, including $7.8 million for our new ERP system, and the acquisition of businesses for a total of $13.1 million, partially offset by $25.7 million of proceeds from sales of assets, including $21.8 million attributable to our sale of ETS. Cash used in investing activities for 2008 primarily consisted of $25.9 million of purchases of property and equipment, including $5.3 million for our new ERP system and the acquisition of businesses, including $5.1 million of payments related to acquisitions consummated in the year ended December 31, 2007.

Financing activities provided $0.4 million of cash for 2010, used $35.3 million of cash for 2009, and provided $8.9 million of cash for 2008. During 2010, cash provided by financing activities primarily consisted of cash received from issuances of

$100.0 million aggregate principal of 10.875% Notes, and $300.0 million aggregate principal of 9.75% Notes, offset by cash paid for the redemption of our $200.0 million aggregate principal of 11.75% Notes, prepayments of $182.5 million of term loans under the Senior Secured Credit Facility, and payment of $10.3 million of capitalized debt issuance costs in connection with the issuance and registered exchange offer of our $100.0 million 10.875% Notes and the issuance of our $300.0 million of 9.75% Notes. In addition, during 2010 we received an investment of $1.5 million from DJO, our indirect parent, related to proceeds from the issuance of DJO common stock to certain accredited investors. Cash used in financing activities for 2009 primarily represented net payments on long-term debt and revolving lines of credit. Cash provided by financing activities for 2008 represented net proceeds from long-term debt and revolving lines of credit.

Indebtedness

As of December 31, 2010, we had $1,826.9 million in aggregate indebtedness outstanding, exclusive of unamortized original issue discount of $6.0 million, and unamortized original issue premium of $4.2 million.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. As of December 31, 2010, the balance outstanding under the term loan facility was $845.8 million, net $6.0 million of unamortized original issue discount. As of December 31, 2010, there were no amounts outstanding under the revolving credit facility.

Interest Rate and Fees.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate as defined and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The current applicable margins for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios.

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (See Note 11 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.08%.

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

Amortization.  We are required to pay annual amortization (payable in equal quarterly installments) on the loans under the term loan facility in an amount equal to 1.00% of the funded total principal amount through February 2014 with the remaining amount payable in May 2014. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, which is November 2013.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio of consolidated senior secured debt to Adjusted EBITDA of 3.50:1 stepping down to 3.25:1 by the end of 2011. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus (income) loss from discontinued operations, interest expense, net, income tax benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures governing our 10.875% Notes and 9.75% Notes. Adjusted EBTDA is a material component of these covenants. As of December 31, 2010, our actual senior secured leverage ratio was within the required ratio at 3.07:1.

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

10.875% Notes and 9.75% Notes

The Indentures governing the $675.0 million principal amount of 10.875% Notes and the $300.0 million principal amount of 9.75% Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing our 10.875% Notes and our 9.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2010, measured on that date, was 1.80:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2010:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.50:1	3.07:1
10.875% Notes and 9.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.80:1

As described above, our Senior Secured Credit Facility consisting of an $851.8 million term loan facility, exclusive of $6.0 million of unamortized debt discount as of December 31, 2010, and a $100.0 million revolving credit facility, and the Indentures governing the $675.0 million of 10.875% Notes and the $300.0 million of 9.75% Notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	(unaudited)
	Year Ended December 31,
(in thousands)	2010	2009	2008
Net loss attributable to DJO Finance LLC	$(52,532)	$(50,433)	$(97,786)
Loss (income) from discontinued operations, net	—	319	(946)
Interest expense, net	154,871	155,999	171,500
Income tax benefit	(34,255)	(21,678)	(49,681)
Depreciation and amortization	103,519	112,148	122,451
Non-cash charges (a)	3,460	4,208	6,081
Non-recurring and integration charges (b)	60,175	53,970	43,020
Other adjustment items, before permitted pro forma adjustments (c)	27,112	(4,091)	18,101
	262,350	250,442	212,740
Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	332	1,709	—
Pre-disposition Adjusted EBITDA	—	(348)	—
Future cost savings	—	3,600	45,200
Adjusted EBITDA	$262,682	$255,403	$257,940

(a)                                  Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Impairment of assets held for sale (1)	$1,147	$—	$—
Stock compensation expense	1,888	3,382	1,381
Purchase accounting adjustments (2)	—	—	4,700
Losses on disposal of assets, net	425	826	—
Total non-cash items	$3,460	$4,208	$6,081

(1)          As a result of the integration of the operations of our Chattanooga division, we exited facilities in Hixson, Tennessee and listed the buildings for sale during 2010. Based on the current estimated fair market value of the buildings, we recorded a $1.1 million non-cash charge, which has been reflected as impairment of assets held for sale in our consolidated statement of operations.

(2)          Purchase accounting adjustments for the year ended December 31, 2008 related to the write-up to fair market value of inventory acquired in the DJO Merger.

(b)                                 Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Integration charges:
Employee severance and relocation	$2,997	$8,718	$11,237
U.S. commercial sales and marketing reorganization	8,195	—	—
Chattanooga integration	7,956	3,010	—
DJO Merger and other integration	5,221	14,397	24,393
International integration	191	6,837	3,357
Litigation costs and settlements, net	7,561	2,845	(1,214)
Additional products liability insurance (1)	11,138	—	—
ERP implementation	16,916	18,163	5,247
Total non-recurring items	$60,175	$53,970	$43,020

(1)                                  Primarily consists of insurance premiums related to a supplemental extended reporting period for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was not renewed.

(c)                                  Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2010	2009	2008
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	857	723	1,049
Loss on modification and extinguishment of debt (1)	19,798	—	—
Gain on sale of certain product lines	—	(3,107)	—
Gain on resolution of previously asserted reimbursement claims	—	(6,000)	—
Other (2)	(543)	(2,707)	10,052
Total other adjustment items before permitted pro forma adjustments	$27,112	$(4,091)	$18,101

(1)          Loss on extinguishment of debt for the year ended December 31, 2010 included $13.0 million of premiums, $4.3 million for a non-cash write-off of unamortized debt issuance costs, $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010, and $1.1 million of fees and expenses related to the prepayment of $101.5 million of our term loan in January 2010.

(2)          Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses. For the year ended December 31, 2008, other adjustments also included the write off of an investment of $1.5 million.

(d)                                 Permitted pro forma adjustments include:

•                  Pre-acquisition Adjusted EBITDA for the year ended December 31, 2010 related to the acquisition of certain assets of an independent South African distributor in September 2010. Pre-acquisition Adjusted EBITDA for the year ended December 31, 2009 related to an Australian subsidiary acquired in February 2009 and two Canadian subsidiaries acquired in August 2009.

•                  Pre-disposition Adjusted EBITDA for the year ended December 31, 2009 related to the sale of certain non-core product lines.

•                  Future cost savings for the year ended December 31, 2009 included $2.4 million in connection with the DJO Merger and $1.2 million in connection with the two Canadian subsidiaries acquired in August 2009. Future cost savings for the year ended December 31, 2008 projected cost savings of $45.2 million related to headcount reductions, facilities consolidation and production efficiencies in connection with the DJO Merger.

Contractual Commitments

As of December 31, 2010, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations	$1,825,031	$8,782	$17,564	$1,498,685	$300,000
Interest payments (1)	633,483	139,151	280,110	155,722	58,500
Capital lease obligations	81	39	42	—	—
Operating lease obligations	50,160	9,473	14,184	11,394	15,109
Purchase obligations	87,178	27,666	17,498	14,014	28,000
	$2,595,933	$185,111	$329,398	$1,679,815	$401,609

(1)          $975.0 million principal amount of long-term debt is subject to fixed interest rates and $851.8 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.38%, which is equal to the average assumed effective interest rate for the term loans under the Senior Secured Credit Facility, including the forecasted effect of outstanding interest rate swap agreements.

As of December 31, 2010, we had entered into purchase commitments for inventory, capital acquisitions and other services totaling $87.2 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in connection with the DJO Merger, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the amended agreement.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirement because the actual timing of future payments made may vary from the stated contractual obligation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns and rental credits, goodwill and intangible assets, deferred tax assets and liabilities and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material adverse effect on our consolidated financial statements.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations.

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns and Rental Credits

We have established reserves to account for contractual allowances, doubtful accounts, rebates, product returns and rental credits. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2010, 2009 and 2008, we reserved for and reduced gross revenues from third party payors by estimated allowances of 32%, 31%, and 32% respectively, related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 67% of our net revenues, for each of the years ended December 31, 2010, and 2009, 72% of our net revenues for the year ended December 31, 2008, and approximately 66% and 64%, respectively, of our net accounts receivable at December 31, 2010 and 2009. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues for the years ended December 31, 2010, 2009 and 2008. Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Supports Segments. Our third party payor customers represented approximately 33% of our net revenues for each of the years ended December 31, 2010, and 2009, 28% of our net revenues for the year ended December 31, 2008, and approximately 34% and 36%, respectively, of our net accounts receivable at December 31, 2010 and 2009. For the years ended December 31, 2010, 2009 and 2008, we estimate bad debt expense to be approximately 6%, 7%, and 6%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense in our consolidated statements of operations.

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

Our reserve for rental credit recognizes a timing difference between billing for a sale and processing a rental credit associated with some of our rehabilitation devices. Many insurance providers require patients to rent our rehabilitation devices for a period of one to three months prior to purchase. If the patient has a long-term need for the device, these insurance companies may authorize purchase of the device after such time period. When the device is purchased, most providers require that rental payments previously made on the device be credited toward the purchase price. These credits are processed at the time the payment is received for the purchase of the device, which creates a time lag between billing for a sale and processing the rental credit. Our rental credit reserve estimates unprocessed rental credits based on the number of devices converted to purchase. The reserve is calculated by first assessing the number of our products being rented during the relevant period and our historical conversion rate of rentals to sales, and then reducing our revenue by the applicable amount. We provide for these reserves by reducing our gross revenue. The cost to refurbish rented products is expensed as incurred to cost of sales in our consolidated statements of operations.

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

Goodwill and Intangible Assets

We evaluate goodwill for impairment at least annually on the first day of the fourth quarter, or whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. The goodwill impairment test is a two-step process. The first step of the test compares the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment. In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the fair value of the reporting unit is less than the carrying value, the second step of the test compares the implied fair value of goodwill to the carrying amount. If the carrying value of a reporting unit were to exceed its fair value, any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

We estimated the fair values of our reporting units using the income approach valuation methodology which includes the discounted cash flow method, and the market approach valuation methodology which includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, EBITDA, capital expenditures, and the selection and use of an appropriate discount rate. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 10.0% to 11.8%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

Forecasts of future operating results that were used in the discounted cash flow method of valuation included certain plans and intentions of management with respect to contributions from the launch of new products and strategic partnerships. While our 2010 annual impairment test related to goodwill did not indicate any impairment, the excess of the fair value over the carrying value of our Surgical Implant Segment has declined from our previous year evaluation, and minor changes in assumptions used in the assessment could have resulted in an impairment charge in the current year. If the profitability of our Surgical Implant Segment continues to decline, or management is unable to increase profitability from planned strategic partnerships, we may determine that the carrying value of this reporting unit exceeds its fair value, in which case any excess of the carrying value over the fair value would be charged to operations as an impairment loss.

Additionally, we annually test for impairment, our assets which were determined to have indefinite lives. This test work compares the fair value of the intangible with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. There were no impairments of indefinite-lived intangible assets in 2010. See Note 9 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for information regarding impairment charges related to our indefinite-lived intangible assets which have been included in our results of operations for the years ended December 31, 2009 and 2008.

The estimates we have used are consistent with the plans and estimates that we use to manage our business, however, it is possible that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax basis of assets, liabilities and net operating loss carryforwards. We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies. Currently, we have not established a valuation allowance on the majority of our domestic deferred tax assets due to the expected timing of the reversals of temporary differences.

Our gross deferred tax asset balance was $185.6 million at December 31, 2010 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 16 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2010, we maintained a valuation allowance of $4.7 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards of certain international subsidiaries, with a small portion related to domestic net operating loss and capital loss carryforwards not expected to be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. Our Notes of $975.0 million principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of December 31, 2010, we had $851.8 million of borrowings under the Senior Secured Credit Facility, exclusive of $6.0 million of unamortized debt discount. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility not covered by interest rate swap agreements would have impacted our earnings and cash flow for the year ended December 31, 2010, by $5.5 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXP). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the year ended December 31, 2010, sales denominated in foreign currencies accounted for 22.3% of our consolidated net sales, of which 16.7% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2010, we utilized MXP foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). These foreign exchange forward contracts expire weekly throughout fiscal year 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
March 3, 2011

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$38,132	$44,611
Accounts receivable, net	145,523	146,212
Inventories, net	103,100	95,880
Deferred tax assets, net	48,061	40,448
Prepaid expenses and other current assets	23,419	14,725
Total current assets	358,235	341,876
Property and equipment, net	85,020	86,714
Goodwill	1,188,887	1,191,497
Intangible assets, net	1,110,841	1,187,677
Other assets	36,807	42,415
Total assets	$2,779,790	$2,850,179

Liabilities and Equity
Current liabilities:
Accounts payable	$48,947	$42,144
Accrued interest	15,578	10,968
Current portion of debt and capital lease obligations	8,821	15,926
Other current liabilities	81,709	90,608
Total current liabilities	155,055	159,646
Long-term debt and capital lease obligations	1,816,291	1,796,944
Deferred tax liabilities, net	289,913	321,131
Other long-term liabilities	11,712	14,089
Total liabilities	2,272,971	2,291,810

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	830,994	827,617
Accumulated deficit	(324,807)	(272,275)
Accumulated other comprehensive income (loss)	(2,048)	518
Total membership equity	504,139	555,860
Noncontrolling interests	2,680	2,509
Total equity	506,819	558,369
Total liabilities and equity	$2,779,790	$2,850,179

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2010	2009	2008

Net sales	$965,973	$946,126	$948,469
Cost of sales (exclusive of amortization of intangible assets of $36,343, $37,884 and $38,017 for the year ended December 31, 2010, 2009 and 2008, respectively)	345,270	338,719	350,177
Gross profit	620,703	607,407	598,292

Operating expenses:
Selling, general and administrative	432,261	420,758	439,059
Research and development	21,892	23,540	26,938
Amortization and impairment of intangible assets	77,523	84,252	98,954
Impairment of assets held for sale	1,147	—	—
	532,823	528,550	564,951
Operating income	87,880	78,857	33,341

Other income (expense):
Interest expense	(155,181)	(157,032)	(173,162)
Interest income	310	1,033	1,662
Loss on modification and extinguishment of debt	(19,798)	—	—
Other income (expense), net	859	6,073	(9,205)
	(173,810)	(149,926)	(180,705)
Loss from continuing operations before income taxes	(85,930)	(71,069)	(147,364)
Income tax benefit	34,255	21,678	49,681
Loss from continuing operations	(51,675)	(49,391)	(97,683)
Income (loss) from discontinued operations, net of tax	—	(319)	946
Net loss	(51,675)	(49,710)	(96,737)
Net income attributable to noncontrolling interests	(857)	(723)	(1,049)
Net loss attributable to DJO Finance LLC	$(52,532)	$(50,433)	$(97,786)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	income (loss)	equity	interests	equity

Balance at December 31, 2007	$822,854	$(124,056)	$6,190	$704,988	$1,215	$706,203
Net income (loss)	—	(97,786)	—	(97,786)	1,049	(96,737)
Other comprehensive loss, net of taxes	—	—	(10,217)	(10,217)	(140)	(10,357)
Stock-based compensation	1,381	—	—	1,381	—	1,381
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(381)	(381)
Balance at December 31, 2008	824,235	(221,842)	(4,027)	598,366	1,743	600,109
Net income (loss)	—	(50,433)	—	(50,433)	723	(49,710)
Other comprehensive income, net of taxes	—	—	4,545	4,545	43	4,588
Stock-based compensation	3,382	—	—	3,382	—	3,382
Balance at December 31, 2009	827,617	(272,275)	518	555,860	2,509	558,369
Net income (loss)	—	(52,532)	—	(52,532)	857	(51,675)
Other comprehensive loss, net of taxes	—	—	(2,566)	(2,566)	(129)	(2,695)
Investment by parent	1,489	—	—	1,489	—	1,489
Stock-based compensation	1,888	—	—	1,888	—	1,888
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(557)	(557)
Balance at December 31, 2010	$830,994	$(324,807)	$(2,048)	$504,139	$2,680	$506,819

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net loss	$(51,675)	$(49,710)	$(96,737)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $942, $(2,153), and $2,990 for the year ended December 31, 2010, 2009 and 2008, respectively	(5,435)	3,353	(4,657)
Unrealized loss on cash flow hedges, net of tax benefit of $2,965, $6,309, and $5,005 for the year ended December 31, 2010, 2009 and 2008, respectively	(4,708)	(9,827)	(7,795)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $4,764, $7,102, and $1,345 for the year ended December 31, 2010, 2009 and 2008, respectively	7,448	11,062	2,095
Other comprehensive income (loss)	(2,695)	4,588	(10,357)
Comprehensive loss	(54,370)	(45,122)	(107,094)
Comprehensive income attributable to noncontrolling interests	(728)	(766)	(909)
Comprehensive loss attributable to DJO Finance LLC	$(55,098)	$(45,888)	$(108,003)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities:
Net loss	$(51,675)	$(49,710)	$(96,737)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,996	27,896	23,597
Amortization and impairment of intangible assets	77,523	84,252	98,954
Amortization of debt issuance costs and non-cash interest expense	13,272	12,679	13,177
Stock-based compensation expense	1,888	3,382	1,381
Loss (gain) on disposal of assets, net	920	(2,094)	3,069
Deferred income tax benefit	(39,687)	(23,690)	(42,157)
Provisions for doubtful accounts and sales returns	33,077	34,904	26,277
Inventory reserves	6,596	7,462	8,637
Impairment of assets held for sale	1,147	—	—
Loss on modification and extinguishment of debt	19,798	—	—
Gain on disposal of discontinued operations	—	(393)	—

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(33,105)	(15,156)	(37,064)
Inventories	(13,908)	(1,868)	(1,609)
Prepaid expenses and other assets	(4,837)	3,438	68
Accrued interest	4,610	2	835
Accounts payable and other current liabilities	(16,021)	(13,310)	(10,489)
Net cash provided by (used in) operating activities	25,594	67,794	(12,061)

Cash Flows From Investing Activities:
Purchases of property and equipment	(27,247)	(28,872)	(25,905)
Cash paid in connection with acquisitions, net of cash acquired	(2,045)	(13,086)	(5,095)
Proceeds received upon disposition of discontinued operations, net	—	21,846	—
Other investing activities, net	(903)	4,112	1,404
Net cash used in investing activities	(30,195)	(16,000)	(29,596)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	447,130	68,260	46,540
Repayments of debt and capital lease obligations	(437,367)	(103,521)	(37,294)
Payment of debt issuance costs	(10,282)	—	—
Investment by parent	1,489	—	—
Dividend paid by subsidiary to owners of noncontrolling interests	(557)	—	(381)
Net cash provided by (used in) financing activities	413	(35,261)	8,865
Effect of exchange rate changes on cash and cash equivalents	(2,291)	(2,405)	(196)
Net increase (decrease) in cash and cash equivalents	(6,479)	14,128	(32,988)
Cash and cash equivalents, beginning of year	44,611	30,483	63,471
Cash and cash equivalents, end of year	$38,132	$44,611	$30,483

Supplemental disclosures of cash flow information:
Cash paid for interest	$139,095	$144,215	$158,798
Cash paid for taxes, net	$4,515	$3,777	$2,497

Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$1,934	$3,876	$4,066
Issuance of notes payable in connection with acquisitions	$—	$2,860	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                                     BASIS OF PRESENTATION

We are a global developer, manufacturer and distributor of high-quality medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder.

Our current business activities are the result of a combination of ReAble Therapeutics, Inc. (ReAble), which was acquired by an affiliate of Blackstone Capital Partners V L.P. (Blackstone), and DJO Opco Holdings, Inc. (DJO Opco), formerly named DJO Incorporated. On November 20, 2007, a subsidiary of ReAble was merged with DJO Opco, with DJO Opco continuing as the surviving corporation (the DJO Merger). As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC (RTFL), the entity filing this Annual Report on Form 10-K, which is itself a wholly owned indirect subsidiary of ReAble. Following the DJO Merger, ReAble was renamed DJO Incorporated, RTFL was renamed DJO Finance LLC (DJOFL) and ReAble Finance Corporation, the co-issuer of both the 10.875% Notes and 9.75% Notes (see Note 13), was renamed DJO Finance Corporation (DJO Finco). Effective December 31, 2009, DJO Opco was merged with DJO, LLC, a wholly owned subsidiary of DJOFL. Effective February 10, 2011, DJO Incorporated changed its name to DJO Global, Inc. (DJO). Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

In the second quarter of 2010, we changed how we report financial information to senior management. Prior to the second quarter of 2010, our Recovery Sciences and Bracing and Supports Segments were reported together as the Domestic Rehabilitation Segment. During the second quarter, as a result of a sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change.

We market and distribute our products through four operating segments, Recovery Sciences, Bracing and Supports, Surgical Implant, and International. Our Recovery Sciences, Bracing and Supports and Surgical Implant segments generate their revenues within the United States. Our Recovery Sciences Segment offers (1) non-invasive medical products that are used before and after surgery to assist in the repair and rehabilitation of soft tissue and bone, and to protect against further injury; (2) electrotherapy devices and accessories used to treat pain and restore muscle function; (3) iontophoretic devices and accessories used to deliver medication; (4) clinical therapy tables, traction equipment and other clinical therapy equipment; and (5) orthotic devices used to treat joint and spine conditions. Our Bracing and Supports Segment offers orthopedic soft goods, rigid knee braces and vascular systems, including products intended to prevent deep vein thrombosis following surgery. Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, contractual allowances, rebates, product returns, warranty obligations, allowances for doubtful accounts, valuation of inventories, self-insurance reserves, income taxes, loss contingencies, fair values of derivative instruments, fair values of long-lived assets and any related impairments, capitalization of costs associated with internally developed software and stock-based compensation. Actual results could differ from those estimates.

The accompanying consolidated financial statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

We consolidate the results of operations of our 50% owned subsidiary Medireha GmbH (Medireha) and reflect the 50% share of results not owned by us as noncontrolling interests in our consolidated statements of operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

2.                                     SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts.  We make estimates of the collectability of accounts receivable. Management analyzes accounts receivable historical collection rates and bad debts write-offs, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Sales Returns and Allowances.  We make estimates of the amount of sales returns and allowances that will eventually be incurred. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts. We estimate contractual discounts and allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience.

Inventories.  We state our inventories at the lower of cost or market. We use standard cost methodology to determine cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. We establish reserves for slow moving and excess inventory, product obsolescence, shrinkage and other valuation impairments based on future demand and historical experience.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets that range from one to 25 years. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. We capitalize surgical implant instruments that we provide to surgeons, free of charge, for use while implanting our products and the related depreciation expense is recorded as a component of selling, general and administrative expense. We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.

Software Developed For Internal Use.  Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. In 2008, we began implementing a new ERP system. As of December 31, 2010 and 2009, we have $23.5 million and $11.7 million, respectively, of unamortized internally developed software costs included within software and construction in progress in property and equipment in our consolidated balance sheets.

Intangible Assets.  Our primary intangible assets are goodwill, customer relationships, trademarks and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives and reviewed for impairment when circumstances warrant. Our identifiable intangible assets subject to amortization include customer relationships, patents, distributor rights, intellectual property and non-compete agreements, and are being amortized using the straight-line method over their remaining weighted average useful lives of ten years for technology-based assets, and nine years for customer-based assets. Our trademarks and trade names have indefinite useful lives and are not subject to amortization.

Impairment of Property and Equipment and Intangible Assets.  We review the carrying amounts of our property and equipment and intangible assets (other than goodwill) for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, which is generally at or below the reporting unit level. If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate goodwill for impairment at least annually on the first day of the fourth quarter, or whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. The goodwill impairment test is a two-step process. The first step of the test compares the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment. In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the fair value of the reporting unit is less than the carrying value, the second step of the test compares the implied fair value of goodwill to the carrying amount. If the carrying value of a reporting unit were to exceed its fair value, any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.

We estimated the fair values of our reporting units using both the income approach valuation methodology, which includes the discounted cash flow method, and the market approach valuation methodology, which includes the use of market multiples. Discounted cash flows for each reporting unit were determined using discrete financial forecasts developed by management for planning purposes. The forecasts required significant judgment with respect to sales, gross margin, selling, general and administrative expenses, EBITDA, capital expenditures and the application of appropriate terminal growth rate and discount rate assumptions. We estimated cash flows beyond the discrete forecasts period by applying a terminal value calculation, which incorporated historical and forecasted financial trends for each reporting unit and considered long-term earnings growth rates for publicly traded peer companies. We discounted future cash flows to present value at discount rates ranging from 10.0% to 11.8%, and terminal value growth rates of 3.0%. We also considered publicly available information regarding comparable market capitalizations in assessing the reasonableness of the estimated fair values of our reporting units determined using the discounted cash flow methodology.

Our forecasts of future operating results used in the discounted cash flow method of valuation included certain plans and intentions of management with respect to contributions from the launch of new products and strategic partnerships. While our 2010 annual goodwill impairment test did not indicate any impairment, the excess of the fair value over the carrying value of our Surgical Implant Segment has declined from our previous year evaluation, and minor changes in assumptions used in our assessment could have resulted in an impairment charge in the current year. If the profitability of our Surgical Implant Segment continues to decline, or management is unable to increase profitability through planned strategic partnerships, we may determine that the carrying value of this reporting unit exceeds its fair value, in which case any excess of the carrying value over the fair value would be charged to operations as an impairment loss.

We test our indefinite lived intangible assets for impairment by comparing the estimated fair value of the intangible assets with the carrying amounts. To determine the estimated fair values we applied the relief from royalty (RFR) method. Under the RFR method, the estimated value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning an asset and therefore not being required to pay royalties for its use. Significant judgments inherent in this analysis include estimating future cash flows and determining appropriate terminal growth rate and discount rate assumptions. We based our discount rate assumptions on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which were based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. There were no impairments of indefinite-lived intangible assets in 2010. See Note 9 for information regarding impairment charges related to our indefinite-lived intangible assets which have been included in our results of operations for the years ended December 31, 2009 and 2008.

The estimates we have used are consistent with the plans and estimates that we use to manage our business, however, it is possible that our plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

Warranty Costs.  We provide expressed warranties on certain products for periods typically ranging from one to three years. We estimate our warranty obligations at the time of sale based upon historical experience and known product issues, if any. A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$1,936	$1,761	$1,720
Amount charged to expense for estimated warranty costs	1,283	952	1,258
Deductions for actual costs incurred	(997)	(777)	(1,217)
Balance, end of year	$2,222	$1,936	$1,761

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

Advertising Costs.  We expense advertising costs as they are incurred. For the years ended December 31, 2010, 2009 and 2008, advertising costs were $10.4 million, $5.4 million, and $7.0 million, respectively.

Shipping and Handling Expenses.  Shipping and handling expenses are included within cost of sales in our consolidated statements of operations.

Stock Based Compensation.  We maintain a stock option plan under which stock options have been granted to both employees and non-employees. All share based payments to employees are recognized in the financial statements based on their grant date fair values and our estimates of forfeitures. We amortize stock-based compensation for service-based awards granted on a straight-line basis over the requisite service (vesting) period for the entire award. Other awards vest upon the achievement of certain pre-determined performance targets, and compensation expense is recognized to the extent the achievement of the performance targets is deemed probable.

Income Taxes.  Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recognized. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized.

Foreign Currency Translation and Transactions.  The reporting currency of DJOFL is the U.S. Dollar. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our consolidated statement of operations is translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in our consolidated statement of equity. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to such transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions).

Derivative Financial Instruments.  All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging the interest rates on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. We have designated these interest rate swap agreements as cash flow hedges for accounting purposes. Therefore, changes in the fair values of the derivative are recorded in accumulated other comprehensive income (loss) and are subsequently recognized in earnings when the hedged item affects earnings.

We use foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges are evaluated. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our consolidated statements of operations.

The fair value of our derivative instruments has been determined through the use of models that consider various assumptions, including time value and yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy (see Notes 11 and 12).

Comprehensive Income (Loss).  Comprehensive income (loss) includes net income (loss) as per our consolidated statement of operations and other comprehensive income (loss). Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments and cash flow hedges, net of tax, is included in our consolidated statement of equity as accumulated other comprehensive income (loss).

Concentration of Credit Risk.  We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 25.3%, 25.5%, and 26.6%, of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2010, 2009 and 2008, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

Fair Value of Financial Instruments.  The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. The fair values of our variable rate debt, including borrowings under our Senior Secured Credit Facility, approximate carrying value due to the variable interest rate features on these instruments. See Note 13 for information concerning the fair value of our fixed rate debt.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                                     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, we adopted the Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), which requires a qualitative approach to identifying a controlling interest financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE, and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The adoption of this ASC Topic had no impact on our consolidated financial statements.

In January 2010, we adopted the provisions of the FASB ASC Topic which, among other matters, removes the concept of a qualifying special-purpose entity; creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale; establishes conditions for reporting a transfer of a portion of a financial asset as a sale; and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this ASC Topic had no impact on our consolidated financial statements.

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

4.                                      ACQUISITIONS

During the years ended December 31, 2010 and 2009, we acquired businesses from four independent international distributors of our products. Our primary reason for these acquisitions was to improve the profitability of our sales and to expand the range of our products sold in these markets, which we believe we can accomplish more successfully by participating directly in the markets, instead of through independent distributors. We account for acquisitions using the acquisition method of accounting, with the results of operations attributable to each acquisition included in our consolidated financial statements from the date of acquisition.

DJO South Africa.  On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million, which included a cash payment of $1.2 million on the closing date, forgiveness of $0.4 million of accounts receivable from the distributor and holdbacks of $0.3 million related primarily to potential indemnification claims, which will be paid in September 2011 if there are no such claims.

Chattanooga Canada.  On August 4, 2009, we acquired Chattanooga Group Inc. (Chattanooga Canada), an independent Canadian distributor of Chattanooga products, for $7.2 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, was a $1.4 million indemnification holdback, which accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter; and a $1.4 million promissory note, which accrued interest at an annual rate of 6%. We paid the promissory note and related interest thereon in August 2010. The holdback provides security for potential indemnification claims and, if not used for that purpose, is payable to the sellers. The first half of the holdback amount not used to cover indemnification claims, including interest thereon, was payable in February 2011, however, we have withheld this payment pending fulfillment of certain contractual obligations by the sellers. The second half of the holdback amount, including interest thereon, will be payable in 2012 if not used to cover indemnification claims.

Empi Canada.  On August 4, 2009, we acquired Empi Canada Inc. (Empi Canada), an independent Canadian distributor of Empi products, for $7.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price was a $1.4 million indemnification holdback, which accrues interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter; and a $1.4 million promissory note, which accrued interest at an annual rate of 6%. We paid the promissory note and related interest thereon in August 2010. The holdback provides security for potential indemnification claims and, if not used for that purpose, is payable to the sellers. The first half of the holdback amount not used to cover indemnification claims, including interest thereon, was payable in February 2011, however, we have withheld this payment pending fulfillment of certain contractual obligations by the sellers. The second half of the holdback amount, including interest thereon, will be payable in 2012 if not used to cover indemnification claims.

DJO Australia.  On February 3, 2009, we acquired DonJoy Orthopaedics Pty., Ltd. (DJO Australia), an independent Australian distributor of DonJoy products, for $3.4 million. Pursuant to the terms of the acquisition agreement, and included within the purchase price, was $0.8 million, representing the acquisition date fair value of the additional amount payable to the selling shareholder if certain revenue targets were met by December 31, 2009. We attained these revenue targets and paid the $0.8 million to the selling shareholder in the first quarter of 2010.

A summary of the purchase price and opening balance sheets for these acquisitions is presented in the following table. With the exception of DJO South Africa, the opening balance sheets presented in this table reflect our final purchase price allocations. We expect to finalize the DJO South Africa purchase price allocation in the first half of 2011:

($ in thousands):	DJO South Africa	Chattanooga Canada	Empi Canada	DJO Australia	Useful Life
Current assets	$435	$743	$884	$2,046
Tangible non-current assets	310	—	—	—
Liabilities assumed	—	(2,254)	(1,033)	(1,120)
Identifiable intangible assets (1):
Customer-based	1,103	5,058	2,512	1,614	5 years
Non-compete	—	253	174	—	5 years
Goodwill (2)	64	3,354	4,902	899
Total purchase price	$1,912	$7,154	$7,439	$3,439

(1)          The fair value of customer relationships was determined using an estimate of the future discounted cash flows from those customers. The Chattanooga Canada and Empi Canada acquisition agreements included five year non-compete agreements with the respective sellers. The fair value of these non-compete agreements was determined using an estimate of the future discounted cash flows with and without the noncompetition agreements in place

(2)          Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. We anticipate future cost savings as a result of the Chattanooga Canada and Empi Canada acquisitions, driven by estimated synergies from operating efficiencies as we combine these businesses with our existing business in Canada. This is the primary reason the purchase prices for Chattanooga Canada and Empi Canada resulted in the recognition of goodwill.

Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions individually and in the aggregate, were not material to our consolidated financial results.

5.                                      DISCONTINUED OPERATIONS

On June 12, 2009 we sold our Empi Therapy Solutions (ETS) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for $21.8 million. Our ETS business, which was included within our Recovery Sciences Segment, sold a wide range of proprietary and third party rehabilitation products to physical therapists and chiropractors through printed catalogs and an on-line e-commerce site. As such, results of the ETS business for periods prior to the date of sale are presented as discontinued operations. The operating results of ETS that are classified as discontinued operations in our consolidated statements of operations are summarized in the following table (in thousands):

	Year Ended December 31,
	2009	2008
Net sales	$13,450	$31,725

Pre-tax income	6,590	1,556
Income tax provision	6,909	610
Net income (loss)	$(319)	$946

Included within discontinued operations for the year ended December 31, 2009 is a pre-tax gain on disposal of discontinued operations of $6.6 million, which includes $12.0 million of goodwill associated with the ETS business, based on the relative fair values of ETS and the portion of the reporting unit that remained. The effective tax rate for the discontinued operations for the year ended December 31, 2009 was 105%. This rate differs from the amount which would have been recorded using the U.S. Federal statutory income tax rate of 35% due primarily to a large difference in the book and tax basis of goodwill disposed of.

6.                                     ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$48,306	$36,521	$32,417
Provision for doubtful accounts and sales returns	33,077	34,904	26,277
Write-offs, net of recoveries	(28,307)	(23,119)	(22,173)
Balance, end of year	$53,076	$48,306	$36,521

7.                                     INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Components and raw materials	$27,287	$29,967
Work in process	5,478	3,745
Finished goods	60,596	51,110
Inventory held on consignment	22,592	24,121
	115,953	108,943
Inventory reserves	(12,853)	(13,063)
	$103,100	$95,880

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$13,063	$17,798	$18,996
Provision charged to costs of sales	6,596	7,462	8,637
Write-offs, net of recoveries	(6,806)	(12,197)	(9,835)
Balance, end of year	$12,853	$13,063	$17,798

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

8.                                      PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2010	December 31, 2009	Depreciable lives (years)
Land	$100	$1,448	Indefinite
Buildings and improvements	18,832	22,714	3 to 25
Equipment	73,225	66,658	2 to 7
Software	21,260	17,213	3 to 10
Furniture and fixtures	14,031	8,624	3 to 8
Surgical implant instrumentation	24,591	22,192	5
Construction in progress	15,572	15,586	N/A
	167,611	154,435
Accumulated depreciation and amortization	(82,591)	(67,721)
Property and equipment, net	$85,020	$86,714

Depreciation and amortization expense relating to property and equipment (including equipment under capital leases) was $26.0 million, $27.9 million, and $23.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation expense includes $3.8 million, $3.7 million, and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, associated with surgical implant instruments which we provide free of charge to surgeons for use in implanting our products, which is included in selling, general and administrative expense in our consolidated statements of operations. We also capitalize electrotherapy devices that we rent to patients and record the related depreciation expense in cost of sales.

9.                                     LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill are presented in the table below (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of year	$1,191,497	$1,191,566
Acquisitions (see Note 4)	64	9,155
Sale of business (see Note 5)	—	(11,986)
Foreign currency translation	(2,674)	2,762
Balance, end of year	$1,188,887	$1,191,497

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer-based	$485,363	$(130,973)	$354,390
Technology-based	447,437	(119,985)	327,452
	$932,800	$(250,958)	681,842
Indefinite-lived intangible assets:
Trademarks and trade names			428,999
Net identifiable intangible assets			$1,110,841

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer-based	$490,587	$(97,067)	$393,522
Technology-based	458,732	(94,346)	364,386
	$949,321	$(191,413)	757,908
Indefinite-lived intangible assets:
Trademarks and trade names			429,769
Net identifiable intangible assets			$1,187,677

Our 2010 annual impairment test did not result in impairment to any of our indefinite-lived intangible assets. As a result of our 2009 annual impairment test, we determined that the fair value of two of our trade names were less than the carrying amount, resulting in an aggregate $7.0 million impairment charge, of which $3.9 million was related to our Bracing and Supports Segment, and $3.1 million was related to our Recovery Sciences Segment. As a result of our 2008 annual impairment test, we incurred an aggregate impairment charge of $22.4 million. We determined that the fair value of a trade name in our Recovery Sciences Segment was less than its carrying amount, resulting in impairment of $10.1 million, and another trade name in our Surgical Implant Segment was abandoned, resulting in an impairment charge $12.3 million. These impairment charges were included in amortization and impairment of intangible assets within the consolidated statements of operations for the years ended December 31, 2009 and 2008.

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of ten years for technology-based assets, and nine years for customer-based assets. Based on our amortizable intangible asset balances as of December 31, 2010, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Year Ending December 31,
2011	$77,005
2012	75,685
2013	69,752
2014	68,142
2015	64,132
Thereafter	327,126
$681,842

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2010	Goodwill	Intangible Assets, Net
Bracing and Supports Segment	$565,298	$700,953
Recovery Sciences Segment	495,999	353,323
International Segment	80,184	36,453
Surgical Implant Segment	47,406	20,112
	$1,188,887	$1,110,841

December 31, 2009	Goodwill	Intangible Assets, Net
Bracing and Supports Segment	$565,298	$729,490
Recovery Sciences Segment	495,999	394,993
International Segment	82,794	40,173
Surgical Implant Segment	47,406	23,021
	$1,191,497	$1,187,677

In the second quarter of 2010, we changed how we report our segment financial information to senior management. Prior to the second quarter of 2010, our Recovery Sciences and Bracing and Supports Segments were reported together as the Domestic Rehabilitation Segment. Segment information for all periods presented has been restated to reflect this change.

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Wages and related expenses	$23,723	$20,668
Commissions and royalties	12,138	12,953
Interest rate swap derivative	6,707	9,701
Other accrued liabilities	37,641	47,286
	$80,209	$90,608

11.                              DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements.  Our Senior Secured Credit Facility is subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable over the term of the credit facilities. We have four interest rate swap agreements which we have designated as cash flow hedges for accounting purposes, and the hedges are considered effective. As such, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and is reclassified into interest expense in our consolidated statement of operations in the period in which it affects income (loss).

Information regarding our interest rate swap agreements as of December 31, 2010 is presented below (in thousands):

Maturity Date (1)	Notional Amount	Pay Fixed	Receive Floating	Estimated loss expected to be reclassified into earnings within the next twelve months
January - December 2011	$75,000	2.55%	1 month LIBOR	$1,652
January - December 2011	75,000	2.60%	1 month LIBOR	1,690
January - December 2011	75,000	2.585%	1 month LIBOR	1,679
January - December 2011	75,000	2.595%	1 month LIBOR	1,686
				$6,707

(1)          For derivative instruments that become effective subsequent to December 31, 2010, we present a range of dates that represent the period covered by the applicable derivative instrument.

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. These foreign exchange forward contracts expire weekly throughout fiscal year 2011.While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our accompanying consolidated statements of operations.

Information regarding the notional and fair value of our foreign exchange forward contracts as of December 31, 2010 and 2009 is presented in the table below (in thousands):

December 31, 2010			December 31, 2009
Notional Value MXP	Notional Value USD	Fair Value USD	Notional Value MXP	Notional Value USD	Fair Value USD
116,910	$9,054	$9,428	190,745	$14,242	$14,331

The following table summarizes the fair value of derivative instruments in our consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$374	$89

Derivative Liabilities:
Current portion of interest rate swap agreements designated as cash flow hedges	Other current liabilities	$6,707	$9,701
Long-term portion of interest rate swap agreements designated as cash flow hedges	Other long-term liabilities	—	1,543
		$6,707	$11,244

The following table summarizes the effect our derivative instruments have on our consolidated statements of operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2010	2009	2008
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(12,211)	$(18,164)	$(3,440)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	285	2,913	(2,824)
		$(11,926)	$(15,251)	$(6,264)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest rate swap agreements designated as cash flow hedges	$7,674	$16,136	$12,800

As of December 31, 2010, the cumulative amount included in accumulated other comprehensive income (loss) related to derivative instruments designated as cash flow hedges was $4.1 million (net of tax).

12.                               FAIR VALUE MEASUREMENTS

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

December 31, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$374	$—	$374

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$6,707	$—	$6,707

December 31, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$89	$—	$89

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$11,244	$—	$11,244

(1)	Fair value measurements based on quoted prices in active markets for identical assets or liabilities.
(2)	Fair value measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
(3)	No observable valuation inputs in the market.

13.                              DEBT AND CAPITAL LEASES

Debt and capital lease obligations consists of the following (in thousands):

	December 31, 2010	December 31, 2009
Senior Secured Credit Facility:
$100 million revolving credit facility	$—	$—
Term loan, net of unamortized original issue discount ($6.0 million, and $9.3 million at December 31, 2010 and 2009, respectively)	845,792	1,034,427
10.875% Senior Notes, including unamortized original issue premium ($4.2 million at December 31, 2010)	679,239	575,000
9.75% Senior Subordinated Notes	300,000	—
11.75% Senior Subordinated Notes	—	200,000
Notes payable for acquisitions	—	2,860
Capital lease obligations and other	81	583
Total debt and capital lease obligations	1,825,112	1,812,870
Current maturities	(8,821)	(15,926)
Long-term debt and capital lease obligations	$1,816,291	$1,796,944

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

On January 14, 2010, we entered into Amendment No. 1 to the Senior Secured Credit Facility, which permitted us to issue up to an additional $150.0 million in aggregate principal amount of new 10.875% Senior Notes on or prior to March 1, 2010, as long as the net cash proceeds were used to make a voluntary prepayment of the term loans. In connection with this amendment, we incurred $1.1 million of arrangement and lender consent fees, which we expensed during the first quarter of 2010. On January 20, 2010, we issued $100.0 million of new 10.875% Senior Notes, as described below, and made a $101.5 million voluntary prepayment of the term loans in accordance with the terms of Amendment No. 1 to the Senior Secured Credit Facility. In addition, pursuant to the excess cash flow provisions of the Senior Secured Credit Facility, as described below, we also made a $2.0 million prepayment of the term loans during March 2010. In connection with these prepayments, we accelerated $0.8 million of amortization of the then remaining unamortized original issue discount during the first quarter of 2010. Additionally, we recognized a non-cash loss of $1.9 million attributable to the write off of the then remaining unamortized debt issuance costs related to the portion of the term loans that were repaid.

On October 5, 2010, we entered into Amendment No. 2 to the Senior Secured Credit Facility, which permitted us to (1) issue $300.0 million in aggregate principal amount of new subordinated notes to be co-issued by DJOFL and DJO Finco; (2) use the proceeds from the offering to repurchase or redeem all of our existing 11.75% Senior Subordinated Notes (11.75% Notes) due 2014; (3) prepay a portion of the term loans under our Senior Secured Credit Facility and (4) pay related premiums, fees and expenses, all without utilizing existing debt incurrence capacity under our Senior Secured Credit Facility. In connection with this amendment, we incurred $0.7 million of fees and expenses, which were expensed during the fourth quarter of 2010. On October 18, 2010, we issued $300.0 million aggregate principal amount of new 9.75% Senior Subordinated Notes (9.75% Notes), as described below. During October 2010, we made voluntary aggregate prepayments of $79.0 million of the term loans under our Senior Secured Credit Facility. In connection with these prepayments, we accelerated $0.6 million of amortization of the unamortized original issue discount as of the prepayment dates, and recognized a non-cash loss of $1.2 million attributable to the write off of unamortized debt issuance costs as of the prepayment dates relating to the portion of the term loans that were repaid.

On February 18, 2011, we entered into Amendment No. 3 to the Senior Secured Credit Facility, which increased the Total Leverage Ratio limitation in the Permitted Acquisitions covenant from 6.0 to 7.0, and deemed the ETI acquisition (See Note 24) to have been made as a Permitted Acquisition. The Permitted Acquisitions covenant has no limit on the dollar amount of acquisitions we are permitted to make, as long as we are in compliance with this ratio, with the senior secured leverage ratio, and not in default.

The market value of our term loan facility was $836.9 million as of December 31, 2010. We determine market value using trading prices for our term loan on or near that date.

Interest Rates.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 11). As of December 31, 2010, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.08%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facilities in direct order of maturity. We reinvested the net proceeds from our 2009 asset sales and, as such, our calculation of 2009 excess cash flows excluded those net proceeds. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs. We are not required to make any prepayments in 2011 related to our 2010 excess cash flow calculation.

Guarantee and Security.  All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by DJO Holdings LLC (DJO Holdings) and each existing and future direct and indirect wholly owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the Guarantors).

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

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness, and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.50:1 as of the twelve months ended December 31, 2010, stepping down over time to 3.25:1 by the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2010, our senior secured leverage ratio was 3.07:1, and we were in compliance with all other applicable covenants.

10.875% Senior Notes

On November 20, 2007, DJOFL and DJO Finance Corporation (DJO Finco) (collectively, the Issuers) issued $575.0 million aggregate principal amount of 10.875% Senior Notes under an agreement dated as of November 20, 2007 (the 10.875% Indenture) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. We refer to the 10.875% Senior Notes, individually, or collectively, as the 10.875% Notes.

On January 20, 2010, the Issuers issued $100.0 million aggregate principal amount of new 10.875% Notes, pursuant to the 10.875% Indenture that governs our existing 10.875% Notes due 2014. We issued the new 10.875% Notes at a 5.0% premium, resulting in gross proceeds of $105.0 million. We are amortizing the premium over the term of the new 10.875% Notes using the effective interest method, thereby decreasing the reported outstanding balance through the maturity date. Net proceeds from the issuance (excluding $2.0 million of interest accrued from November 15, 2009 to January 19, 2010, which was included in the interest payment we made to holders of the new 10.875% Notes on May 15, 2010), along with cash on hand, were used to repay $101.5 million of existing term loans under the Senior Secured Credit Facility. The 10.875% Notes require semi-annual interest payments of $36.7 million each May 15 and November 15 and are due November 15, 2014.

As of December 31, 2010, the market value of the 10.875% Notes was $735.8 million. We determined market value using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

Optional Redemption.  Under the 10.875% Indenture, prior to November 15, 2011, the Issuers have the option to redeem some or all of the 10.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on November 15, 2011, the Issuers may redeem some or all of the 10.875% Notes at a redemption price of 105.438% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.719% and 100% of the then outstanding principal balance at November 2012 and November 2013, respectively.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 10.875% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 10.875% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2010, we were in compliance with all applicable covenants.

11.75% Senior Subordinated Notes

In November 2006, the Issuers issued $200.0 million aggregate principal amount of 11.75% senior subordinated notes (the 11.75% Notes). The 11.75% Notes required semi-annual interest payments of $11.8 million each May 15 and November 15.

On October 1, 2010, we commenced a cash tender offer for any and all of our $200 million of outstanding 11.75% Notes due 2014 with a final tender expiration date of October 29, 2010. The total tender offer consideration of $1,065 for each $1,000 principal amount of 11.75% Notes validly tendered included an early tender premium of $30 per $1,000 principal amount of 11.75% Notes validly tendered by October 15, 2010. In addition, holders who validly tendered their 11.75% Notes were entitled to receive accrued interest from and including the last interest payment date through the applicable settlement date.

In October 2010, we issued $300.0 million of 9.75% Notes, discussed below, and used a portion of the proceeds to repurchase $200.0 million aggregate principal amount of the 11.75% Notes for total consideration of $213.0 million plus $10.0 million of accrued interest through the settlement date.

9.75% Senior Subordinated Notes

On October 18, 2010, the Issuers issued $300.0 million aggregate principal amount of 9.75% Notes maturing on October 15, 2017. We used the proceeds, along with cash on hand, to repurchase our $200.0 million aggregate principal amount of 11.75% Notes, prepay $79.0 million of term loans under our Senior Secured Credit Facility, and pay related premiums, fees and expenses.

The 9.75% Notes require semi-annual interest payments of $14.6 million each April 15 and October 15, commencing on April 15, 2011, and will accrue from and including October 18, 2010. The 9.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or by any of DJOFL’s subsidiaries that are an obligor under DJOFL’s Senior Secured Credit Facility.

As of December 31, 2010, the market value of the 9.75% Notes was $300.8 million. We determined market value using trading prices for the 9.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 9.75% Notes.

Optional Redemption.  Under the Indenture to the 9.75% Notes (the 9.75% Indenture), prior to October 15, 2013, the Issuers have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on October 15, 2013, the Issuers may redeem some or all of the 9.75% Notes at a redemption price of 107.313% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 104.875%, 102.438% and 100% of the then outstanding principal balance at October 15, 2014, 2015 and 2016, respectively. Additionally, from time to time, before October 15, 2013, the Issuers may redeem up to 35% of the 9.75% Notes at a redemption price equal to 109.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 9.75% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 9.75% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2010, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Secured Credit Facility, the 10.875% Indenture, and the 9.75% Indenture (collectively, the

Indentures), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2010, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2011	$8,821
2012	8,824
2013	8,782
2014	1,498,685
2015	—
Thereafter	300,000
$1,825,112

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2010, we recognized a loss on modification and extinguishment of debt of $19.8 million. This loss includes $13.0 million of premiums, a $4.3 million non-cash write-off of unamortized debt issuance costs, and $1.4 million of fees and expenses associated with the amendment of our Senior Secured Credit Facility, issuance of $300.0 million of 9.75% Notes and redemption of our $200.0 million of 11.75% Notes in October 2010. In addition, this loss includes $1.1 million of fees and expenses related to the amendment of our Senior Secured Credit Facility in connection with the issuance of $100.0 million 10.875% Notes in January 2010.

Debt Issuance Costs

As of December 31, 2010 and 2009, we had $34.1 million, and $38.9 million, respectively, of unamortized debt issuance costs, which are included in other assets in our consolidated balance sheets. During the year ended December 31, 2010, we incurred $10.3 million of debt issuance costs, which were capitalized, in connection with the issuance and registered exchange offer of the $100.0 million 10.875% Notes in January 2010, and the issuance of the $300.0 million 9.75% Notes in October 2010. During the years ended December 31, 2009 and 2008, we did not incur any debt issuance costs. For the years ended December 31, 2010, 2009 and 2008, amortization of debt issuance costs was $7.7 million, $12.7 million, and $13.2 million, respectively, and was included in interest expense in our consolidated statements of operations.

14.                              MEMBERSHIP EQUITY

During the year ended December 31, 2010, our indirect parent, DJO, sold 93,128 shares of its common stock, subject to a stockholders agreement (See Note 19), at $16.46 per share, in an offering to certain accredited investors comprised of employees, directors and independent sales agents. Net proceeds from this offering were $1.5 million. These proceeds were contributed by DJO to us, and have been included in member capital in our consolidated balance sheet as of December 31, 2010. The proceeds were used for working capital purposes.

15.                              STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

2007 Stock Incentive Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (the 2007 Stock Incentive Plan), under which we are authorized to grant awards of stock, options, and other stock-based awards for up to 7,500,000 shares of common stock of our indirect parent, DJO, subject to adjustment in certain events.

Options issued under the 2007 Stock Incentive Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the DJO Form Option Agreement) for employee stock option awards under the 2007 Stock Incentive Plan. Under the DJO Form Option Agreement, one-third of each stock option grant will vest over a specified period of time (typically five years) contingent solely upon the awardees’ continued employment with us (the Time-Based Tranche). As initially adopted, another one-third of stock options were to vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow, as defined (the Performance-Based Tranche). As amended in March 2009, the final one-third of stock options will vest based upon achieving a minimum internal rate of return (IRR) and minimum return of money on invested capital (MOIC), as defined; each with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (the Enhanced Market Return Tranche).

In March 2010, DJO’s Compensation Committee of the Board of Directors approved further modifications to the terms of the outstanding options and the DJO Form Option Agreements. The vesting terms of the Time-Based Tranche and Enhanced Market Return Tranche remain the same as discussed above. As modified, the financial performance targets for future years of the Performance-Based Tranche were replaced by new IRR and MOIC targets, similar to the Enhanced Market Return Tranche, each measured with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO capital stock (referred to hereafter as the Market Return Tranche). As a result of this modification, the Market Return Tranche has both a performance component and a market condition component.

Options granted under the 2007 Stock Incentive Plan contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market Return or Enhanced Market Return Tranches.

Employee Stock Options

During the years ended December 31, 2010, and 2009 respectively, we granted a total of 645,050 and 1,048,146 stock options under the 2007 Stock Incentive Plan to our executive officers, senior management, and certain other employees.

We recorded non-cash compensation expense of $1.7 million, $3.3 million, and $1.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively. We record expense for awards with a performance condition only to the extent deemed probable of achievement, with the exception of market-based options previously modified during 2008 and reallocated to the Time-Based, Market Return, and Enhanced Market Return Tranches. The expense related to the previously modified options is recognized ratably over the vesting period of the stock options using the original grant-date fair value regardless of the probability of achieving the performance conditions.

We are required to reassess at each reporting period whether the achievement of any performance condition is probable, at which time we would recognize the related compensation expense over the remaining performance or service period, if any. As a result of our March 2010 modification, we did not recognize any expense during the year ended December 31, 2010 related to the options in the Market Return and Enhanced Market Return Tranches, as achievement of the performance and market components are not deemed probable at this time. Based on actual financial results achieved for the year ended December 31, 2009, we recognized compensation expense for modified options granted during 2009, and the annual portion of the Tranche associated with the 2008 options that were not previously vested in the then designated Performance-Based Tranche, as we exceeded the minimum threshold requirement of the 2009 modified performance targets.

The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes option pricing model for service based awards, and a binomial model for market based awards. In estimating fair value for options issued under the 2007 Stock Incentive Plan, expected volatility was based on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified method. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant. As a result of the March 2009 and March 2010 modifications, discussed above, we will no longer use the original grant date fair value to measure compensation cost and have remeasured the estimated fair value of options at the dates of modification.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	34.2 - 35.8%	34.4 - 34.7%	27.4 - 60.0%
Risk-free interest rate	2.0 - 3.0%	2.3 - 2.8%	2.8% - 4.7%
Expected years until exercise	6.4 -7.0	5.8 - 6.3	4.7 - 7.1
Expected dividend yield	0.0%	0.0%	0.0%

Non-Employee Stock Options

During the year ended December 31, 2010 and 2009, respectively, we granted 24,600 and 21,600 stock options under the 2007 Stock Incentive Plan to non-employees (Non-Employee Options). Non-Employee Options have an exercise price of $16.46 per share, which was equal to 100% of the estimated fair market value of the stock and will become effective upon the defined effective date and expire ten years from that date. A number of shares equal to 25% of the options granted become vested and exercisable at the end of each of the first four years subsequent to the effective date, provided the optionee is still affiliated with and providing services to the Company. Vesting of the Non-Employee Options is time-based and does not include any performance requirements. The fair value of each option granted to non-employees is required to be re-measured at the end of each reporting period until vested, when the final fair value of the vesting of the option is determined.

In estimating fair value for options issued, expected volatility was based on historical volatility of comparable publicly-traded companies. A contractual life of ten years was used in place of the expected term. The risk-free rate used in calculating the fair value of the non-employee stock options for periods within the contractual life is based on the U.S. Treasury yield bond curve in effect on the date of grant.

The following table presents the assumptions we used in calculating the fair value of the Non-Employee Options granted during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	37.6-38.4%	34.4 -34.7%	27.4%
Risk-free interest rate	2.7-3.7%	2.3-2.8%	3.9%
Contractual term (in years)	10.0	10.0	10.0
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash compensation expense of $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2010, 2009 and 2008, associated with Non-Employee Options issued under the 2007 Incentive Stock Plan.

A summary of option activity under the 2007 Stock Incentive Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	6,880,342	$14.69	7.5	$12,221,730
Granted	669,650	$16.46
Exercised	—
Forfeited or expired	(361,708)	$16.46
Outstanding at December 31, 2010	7,188,284	$14.77	6.7	$12,221,730
Exercisable at December 31, 2010	3,650,413	$13.13	5.6	$12,221,730

For the years ended December 31, 2010, 2009 and 2008, the weighted-average grant-date fair value of stock options granted was $3.07, $5.55, and $5.36, respectively.

As of December 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Stock Incentive Plan, excluding options subject to the performance and market components of the Market Return and Enhanced Market Return Tranches, was $2.3 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately three years. Compensation expense associated with the Market Return and Enhanced Market Return Tranches of options granted under the 2007 Stock Incentive Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance and market components are deemed probable.

16.                                                        INCOME TAXES

DJO files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The components of loss from continuing operations before income tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. operations	$(92,599)	$(76,881)	$(154,156)
Foreign operations	6,669	5,812	6,792
	$(85,930)	$(71,069)	$(147,364)

The income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income taxes:
U.S. Federal	$(305)	$1,144	$(7,634)
U.S. State	1,308	2,321	962
Foreign	4,429	(2,147)	3,303
Total current income taxes	5,432	1,318	(3,369)

Deferred income taxes:
U.S. Federal	(28,231)	(19,708)	(40,213)
U.S. State	(8,879)	(8,627)	(5,023)
Foreign	(2,577)	5,339	(1,076)
Total deferred income taxes	(39,687)	(22,996)	(46,312)
Total income tax benefit	$(34,255)	$(21,678)	$(49,681)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to loss from continuing operations before income tax and the income tax benefit recognized in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Benefit derived by applying the U.S. Federal statutory income tax rate to loss from continuing operations before income taxes	$(30,075)	$(24,874)	$(51,577)

Add (deduct) the effect of:
State tax benefit, net	(2,594)	(1,071)	(2,482)
Change in state effective tax rates	(2,350)	(3,859)	—
Change in German tax laws	—	(379)	—
Gain on subsidiary stock sale	—	2,609	—
Unrecognized tax benefits	706	2,460	720
Foreign exchange gain	(37)	1,816	—
Permanent differences and other, net	95	1,620	3,658
	$(34,255)	$(21,678)	$(49,681)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$124,810	$112,782
Receivables reserve	25,615	21,575
Other	35,175	33,603
Gross deferred tax assets	185,600	167,960
Valuation allowance	(4,664)	(7,130)
Net deferred tax assets	180,936	160,830

Deferred tax liabilities:
Intangible assets	(398,509)	(418,762)
Foreign earnings repatriation	(14,073)	(13,051)
Other	(10,206)	(9,700)
Gross deferred tax liabilities	(422,788)	(441,513)
Net deferred tax liabilities	$(241,852)	$(280,683)

At December 31, 2010, we maintain $489 million of net operating loss carryforwards in the U.S., which expire over a period of one to 20 years. Our European net operating loss carryforwards of $12 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2010 and 2009, we recorded gross deferred tax assets of $185.6 million, and $168.0 million, respectively, which we reduced by valuation allowances of $4.7 million, and $7.1 million, respectively. We have recorded a valuation allowance against certain European and domestic net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax expense of $1.1 million and $0.5 million, for the years ended December 31, 2010 and 2009, respectively, for unrepatriated foreign earnings in those years.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$17,495	$14,294	$15,524
Additions based on tax positions related to current year	372	2,660	661
Additions for tax positions related to prior years	477	1,114	2,354
Reductions for tax positions of prior years	—	—	(93)
Reduction due to lapse of statute of limitations	(685)	(474)	(3,992)
Reductions for settlements of tax positions	—	(99)	(160)
Balance, end of year	$17,659	$17,495	$14,294

To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $2.7 million of U.S. Federal tax benefit for related state income tax deductions would result. There is a reasonable possibility that the closing of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated. The majority of our unrecognized tax benefits will impact the effective tax rate upon recognition, however, $0.6 million related to a prior acquisition will impact other balance sheet accounts due to various indemnification provisions. We recognized interest and penalties of $0.6 million, $0.5 million and $0.4 million in the years ended December 31, 2010, 2009 and 2008, respectively, which was included as a component of income tax benefit in our consolidated statements of operations. As of December 31, 2010 and 2009, we have $2.2 million and $1.6 million, respectively, accrued for interest and penalties.

17.          RESTRUCTURING AND RELATED CHARGES

In June 2009, we announced our plans to close our Chattanooga manufacturing and distribution facility, located in Hixson, Tennessee, and to integrate the operations of the Chattanooga site into our other existing sites. The transition of our Chattanooga activities was completed during the first half of 2010. A summary of the activity relating to the restructuring for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Severance & Employee Retention	Other	Total
Balance at December 31, 2008	$—	$—	$—
Expensed during period	4,896	479	5,375
Payments made during period	(847)	(74)	(921)
Balance at December 31, 2009	4,049	405	4,454
Expensed during period	1,159	121	1,280
Payments made during period	(5,127)	(518)	(5,645)
Balance at December 31, 2010	$81	$8	$89

Total severance and employee retention related expenses incurred to date as a result of our Chattanooga activities are $6.7 million. Cumulative costs incurred to date represent our total expected costs.

As a result of the integration of operations of our Chattanooga division, we exited facilities in Hixson and listed the buildings for sale during the first half of 2010. Based on the current estimated fair market value of the buildings, we recorded an impairment charge of $1.1 million during the first half of 2010, which has been reflected as impairment of assets held for sale in our consolidated statement of operations. The fair market value of the buildings held for sale is estimated to be $2.8 million, and is included in other current assets in our consolidated balance sheet as of December 31, 2010.

18.          COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2010, we had entered into future purchase commitments for inventory, capital acquisitions and other services totaling $87.2 million in the ordinary course of business. This amount includes an annual commitment of $7.0 million for monitoring fees to be paid to Blackstone Management Partners V L.L.C. (BMP) through 2019 (see Note 19).

The following table summarizes our contractual obligations (excluding operating leases) for the next five years and thereafter, as of December 31, 2010 (in thousands):

Years Ending December 31,
2011	$27,666
2012	10,474
2013	7,024
2014	7,014
2015	7,000
Thereafter	28,000
$87,178

Operating Leases.  We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2010, are as follows (in thousands):

Years Ending December 31,
2011	$9,473
2012	7,535
2013	6,649
2014	6,131
2015	5,263
Thereafter	15,109
$50,160

Rental expense under operating leases totaled $12.0 million, $13.4 million, and $12.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 100 plaintiffs, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Supports Segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from a large number of cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 20 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In addition, we are named in approximately 15 cases in which the plaintiffs have admitted we did not sell the pump in issue, but have alleged a conspiracy theory seeking to hold DJO responsible for subsequent sales by that manufacturer after we ceased buying pumps from that manufacturer. To date, we are aware of only two pain pump trials which have gone to verdict, one in early 2010 which involved a manufacturer whose pump we did not sell and one in September 2010 involving pain pumps that DJO sold to two plaintiffs. In the earlier trial, the plaintiff obtained a verdict of approximately $5.5 million against the manufacturer. In the second trial involving DJO, the jury rendered a verdict in favor of DJO and its manufacturer on all counts as to two plaintiffs and a verdict on all counts for the manufacturer as to a third plaintiff who had sued only the manufacturer. In the past six months, we have entered into settlements with plaintiffs in approximately 27 pain pump lawsuits. Of these, we have settled approximately 17 cases in joint settlements involving our first manufacturer and we have settled approximately 10 cases involving our second manufacturer in which the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but for which we are seeking indemnity for the balance of our costs.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the Company and the manufacturer and by settlements, and a second policy has been significantly eroded by defense costs of the Company and the manufacturer and is expected to be exhausted by settlements in the near future. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and intends to pursue its claims appropriately. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

Pain Pump-Related HIPAA Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We are producing documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to the subpoena or the final outcome of any investigation or further action.

Cold Therapy Litigation

Since mid-2010, we have been named in five multi-plaintiff lawsuits involving a total of 150 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2010, we cannot estimate a range of potential loss. We have filed motions to dismiss and to sever and transfer the cases back to the plaintiffs’ respective local jurisdictions and intend to defend these matters aggressively.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers (until such limits are eroded). We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the prior policy period). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, which has been satisfied. Our two product liability policies prior to the policy that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies, with the majority of cases covered by the 2009-2010 policy. Based on the claims made to date, two defenses verdicts on matters which have proceeded to trial and several settlements, we believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of our principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion has been denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and as of December 31, 2010, we cannot estimate a range of potential loss, fines or damages.

Compex Dispute

In December 2006, we recorded $1.1 million as a contingent liability with an offsetting adjustment to goodwill relating to litigation against Compex Technologies, Inc. (Compex) regarding a dispute over custom duties and value-added tax on imported goods as part of the purchase accounting of Compex. In February 2007, a judgment in the dispute with the custom officials was issued by the court which resulted in partial unfavorable rulings for each side. In June 2008, the Appeal Court of Paris announced a preliminary judgment in our favor. In August 2008, we received written notice that the French custom officials would not appeal the ruling. As such, we reversed our contingent liability previously accrued for and recorded it as a reduction to expense within the condensed consolidated statement of operations in 2008.

19.          RELATED PARTY TRANSACTIONS

Management Stockholder’s Agreement

All members of DJO’s management who own shares of DJO common stock or options to purchase DJO common stock are parties to a Management Stockholders Agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (BCP Holdings), Blackstone, certain of its affiliates (BCP Holdings and Blackstone and its affiliates are referred to as Blackstone Parent Stockholders), and such members of DJO’s management, as amended by the First Amendment to Management Stockholders Agreement (the Management Stockholders Agreement). The Management Stockholders Agreement provides that upon termination of a management stockholder’s employment for any reason, DJO and a Blackstone Parent Stockholder may collectively exercise the right to purchase all of the shares of DJO common stock held by such management stockholder within one year after such termination (or, with respect to shares purchased upon exercise of options after termination of employment, one year following such exercise). If a management stockholder is terminated for cause (as defined in the Agreement), or voluntarily terminates their employment and such termination would have constituted a termination for cause if it would have been initiated by DJO, and DJO or a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or cost for the management stockholder’s callable shares. In the case of all other terminations of employment, the management stockholder would receive fair market value for such shares.

The Management Stockholders Agreement imposes significant restrictions on transfers of shares of DJO’s common stock held by management stockholders and provides a right of first refusal to DJO or Blackstone, if DJO fails to exercise such right, on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a qualified public offering (as such term is defined in that agreement) of DJO. In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

All parties receiving an award of stock options, including all DJO directors who have been granted options, as well as all purchasers of common stock in DJO’s private stock offering in 2010, are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

Under the Transaction and Monitoring Fee Agreement, at the closing of the DJO Merger, we paid BMP, an affiliate of our primary shareholder, a $15.0 million transaction fee and $0.6 million for related expenses. Also, pursuant to this agreement, at the closing of the DJO Merger, we paid Blackstone Advisory Services, L.P. (BAS), an affiliate of BMP, a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

In connection with the DJO Merger, BMP has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the years ended December 31, 2010, 2009 and 2008, we expensed $7.0 million related to the annual monitoring fee, which is recorded as a component of selling, general and administrative expense in the consolidated statements of operations.

20.                              EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and may make contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $3.4 million, $3.7 million, and $3.3 million, to the plan for the years ended December 31, 2010, 2009 and 2008, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2010. In addition, we made contributions to our international pension plans of $0.4 million, for each of the years ended December 31, 2010 and 2009, and $0.6 million for the year ended December 31, 2008.

21.          SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad. In the second quarter of 2010, we changed how we report our segment financial information to senior management. Prior to the second quarter of 2010, our Recovery Sciences and Bracing and Supports Segments were reported together as the Domestic Rehabilitation Segment. During the second quarter, as a result of our recent sales and marketing leadership reorganization, these businesses are now separately evaluated and managed. Segment information for all periods presented has been restated to reflect this change. We currently develop, manufacture and distribute our products through the following four operating segments:

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

We sell our Recovery Sciences, Bracing and Supports, and International Segment products through a variety of distribution channels. We sell our home therapy products to wholesale customers and directly to patients. We recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

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

We sell our Surgical Implant Segment products through a network of independent sales representatives. We record revenues from sales made by sales representatives, who are paid commissions at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We include amounts billed to customers for freight in revenue.

Information regarding our reportable business segments is presented in the table below (in thousands). The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

	Year Ended December 31,
	2010	2009	2008
Net sales:
Recovery Sciences Segment	$347,139	$342,026	$338,592
Bracing and Supports Segment	311,620	298,759	295,967
International Segment	244,493	241,464	252,313
Surgical Implant Segment	62,721	63,877	61,597
Consolidated net sales	$965,973	$946,126	$948,469

Gross profit:
Recovery Sciences Segment	$265,196	$257,466	$248,719
Bracing and Supports Segment	170,786	168,009	155,021
International Segment	143,562	137,142	151,901
Surgical Implant Segment	46,031	49,799	50,469
Expenses not allocated to segments and eliminations	(4,872)	(5,009)	(7,818)
Consolidated gross profit	$620,703	$607,407	$598,292

Operating income:
Recovery Sciences Segment	$117,656	$107,157	$84,780
Bracing and Supports Segment	68,058	70,805	53,776
International Segment	7,121	12,955	12,815
Surgical Implant Segment	56,356	49,051	55,295
Expenses not allocated to segments and eliminations	(161,311)	(161,111)	(173,325)
Consolidated operating income	$87,880	$78,857	$33,341

(1)          Segment results exclude the impact of amortization and impairment of intangible assets, impairment of assets held for sale, certain general corporate expenses, and charges related to various integration activities, as defined by management.

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States	$718,601	$704,954	$696,156
Germany	74,441	74,185	65,228
Other Europe, Middle East, and Africa	98,502	110,140	143,018
Asia Pacific	20,426	15,541	12,595
Other	54,003	41,306	31,472
	$965,973	$946,126	$948,469

Net sales are attributed to countries based on location of customer. For the years ended December 31, 2010, 2009 and 2008, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2010	December 31, 2009
United States	$2,260,573	$2,367,143
International	160,982	141,160
	$2,421,555	$2,508,303

22.          UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall.

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$240,076	$242,527	$233,559	$249,811
Gross profit	152,722	157,962	149,412	160,607
Operating income	17,571	15,969	21,445	32,895
Net income (loss)	(33,336)	564	(7,531)	(11,372)
Net income (loss) attributable to DJOFL	(33,658)	243	(7,715)	(11,402)

	Three months ended
	March 28, 2009	June 27, 2009	September 26, 2009	December 31, 2009
Net sales	$217,653	$235,112	$236,186	$257,175
Gross profit	138,653	152,956	150,147	165,651
Operating income	13,119	19,018	23,558	23,162
Net loss	(14,169)	(12,950)	(11,280)	(11,311)
Net loss attributable to DJOFL	(14,308)	(13,085)	(11,374)	(11,666)

23.          SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, issued the 10.875% Notes with an aggregate principal amount of $575.0 million and $100.0 million on November 20, 2007 and January 20, 2010, respectively. On October, 2010, DJOFL and DJO Finco issued $300.0 million aggregate principal amount of 9.75% Notes, and used a portion of the proceeds to repurchase $200.0 million aggregate principal amount of 11.75% Notes, which were issued on November 3, 2006. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee our notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,601	$621	$20,910	$—	$38,132
Accounts receivable, net	—	112,250	33,273	—	145,523
Inventories, net	—	84,569	29,611	(11,080)	103,100
Deferred tax assets, net	—	47,805	402	(146)	48,061
Prepaid expenses and other current assets	162	18,199	2,418	2,640	23,419
Total current assets	16,763	263,444	86,614	(8,586)	358,235
Property and equipment, net	—	77,216	13,357	(5,553)	85,020
Goodwill	—	1,108,703	109,693	(29,509)	1,188,887
Intangible assets, net	—	1,074,388	36,453	—	1,110,841
Investment in subsidiaries	1,296,776	1,663,969	127,148	(3,087,893)	—
Intercompany receivables	1,003,751	—	—	(1,003,751)	—
Other assets	34,115	1,177	1,479	36	36,807
Total assets	$2,351,405	$4,188,897	$374,744	$(4,135,256)	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$40,893	$8,054	$—	$48,947
Current portion of debt and capital lease obligations	8,782	39	—	—	8,821
Other current liabilities	22,234	52,150	20,263	2,640	97,287
Total current liabilities	31,016	93,082	28,317	2,640	155,055
Long-term debt and capital leases obligations	1,816,250	41	—	—	1,816,291
Deferred tax liabilities, net	—	277,135	11,657	1,121	289,913
Intercompany payables, net	—	825,647	178,104	(1,003,751)	—
Other long-term liabilities	—	10,160	1,552	—	11,712
Total liabilities	1,847,266	1,206,065	219,630	(999,990)	2,272,971
Noncontrolling interests	—	—	2,680	—	2,680
Total membership equity	504,139	2,982,832	152,434	(3,135,266)	504,139
Total liabilities and equity	$2,351,405	$4,188,897	$374,744	$(4,135,256)	$2,779,790

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$830,186	$276,295	$(140,508)	$965,973
Cost of sales (exclusive of amortization of intangible assets of $36,343)	—	304,206	177,592	(136,528)	345,270
Gross profit	—	525,980	98,703	(3,980)	620,703
Operating expenses:
Selling, general and administrative	—	352,707	79,554	—	432,261
Research and development	—	18,062	3,830	—	21,892
Amortization intangible assets	—	73,560	3,963	—	77,523
Impairment of assets held for sale	—	1,147	—	—	1,147
	—	445,476	87,347	—	532,823
Operating income	—	80,504	11,356	(3,980)	87,880

Other income (expense):
Interest expense	(154,823)	(42,113)	(3,795)	45,550	(155,181)
Interest income	33,264	11,871	725	(45,550)	310
Loss on modification and extinguishment of debt	(19,798)	—	—	—	(19,798)
Other income (expense), net	88,825	(2,031)	3,467	(89,402)	859
	(52,532)	(32,273)	397	(89,402)	(173,810)
Income (loss) before income taxes	(52,532)	48,231	11,753	(93,382)	(85,930)
Income tax benefit (expense)	—	39,791	(5,536)	—	34,255
Net income (loss)	(52,532)	88,022	6,217	(93,382)	(51,675)
Net income attributable to noncontrolling interests	—	—	(857)	—	(857)
Net income (loss) attributable to DJOFL	$(52,532)	$88,022	$5,360	$(93,382)	$(52,532)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(52,532)	$88,022	$6,217	$(93,382)	$(51,675)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	21,403	4,713	(120)	25,996
Amortization of intangible assets	—	73,560	3,963	—	77,523
Amortization of debt issuance costs and non-cash interest expense	13,272	—	—	—	13,272
Stock-based compensation expense	—	1,888	—	—	1,888
Loss on disposal of assets, net	—	771	551	(402)	920
Deferred income tax (benefit) expense	—	(85,634)	45,947	—	(39,687)
Non-cash (income) loss from subsidiaries	(84,964)	499,074	390	(414,500)	—
Provision for doubtful accounts and sales returns	—	31,918	1,159	—	33,077
Inventory reserves	—	5,890	706	—	6,596
Impairment of assets held for sale	—	1,147	—	—	1,147
Loss on modification and extinguishment of debt	19,798	—	—	—	19,798
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(31,619)	(1,486)	—	(33,105)
Inventories	—	(4,081)	(7,449)	(2,378)	(13,908)
Prepaid expenses and other assets	—	25,457	(30,294)	—	(4,837)
Accounts payable and other current liabilities	(12,653)	101	1,141	—	(11,411)
Net cash provided by (used in) operating activities	(117,079)	627,897	25,558	(510,782)	25,594

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(26,111)	(4,233)	3,097	(27,247)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,045)	—	—	(2,045)
Other investing activities, net	—	1,180	(2,083)	—	(903)
Net cash used in investing activities	—	(26,976)	(6,316)	3,097	(30,195)

Cash Flows From Financing Activities:
Intercompany	123,854	(601,900)	(29,639)	507,685	—
Proceeds from issuance of debt	447,000	—	130	—	447,130
Repayments of debt and capital lease obligations	(433,891)	(17,278)	13,802	—	(437,367)
Payment of debt issuance costs	(10,282)	—	—	—	(10,282)
Investment by parent	—	1,489	—	—	1,489
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(557)	—	(557)
Net cash provided by (used in) financing activities	126,681	(617,689)	(16,264)	507,685	413
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,291)	—	(2,291)
Net increase (decrease) in cash and cash equivalents	9,602	(16,768)	687	—	(6,479)
Cash and cash equivalents, beginning of year	6,999	17,389	20,223	—	44,611
Cash and cash equivalents, end of year	$16,601	$621	$20,910	$—	$38,132

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,999	$17,389	$20,223	$—	$44,611
Accounts receivable, net	—	113,258	32,954	—	146,212
Inventories, net	—	80,491	23,705	(8,316)	95,880
Deferred tax assets, net	—	40,474	993	(1,019)	40,448
Prepaid expenses and other current assets	162	11,368	3,195	—	14,725
Total current assets	7,161	262,980	81,070	(9,335)	341,876
Property and equipment, net	—	76,883	12,811	(2,980)	86,714
Goodwill	—	1,108,703	82,794	—	1,191,497
Intangible assets, net	—	1,147,504	40,173	—	1,187,677
Investment in subsidiaries	1,275,652	2,362,165	71,566	(3,709,383)	—
Intercompany receivables	1,065,693	—	—	(1,065,693)	—
Other assets	38,946	(1,913)	5,382	—	42,415
Total assets	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$34,750	$7,393	$1	$42,144
Current portion of debt and capital lease obligations	12,568	140	3,218	—	15,926
Other current liabilities	22,165	60,992	18,419	—	101,576
Total current liabilities	34,733	95,882	29,030	1	159,646
Long-term debt and capital lease obligations	1,796,859	83	2	—	1,796,944
Deferred tax liabilities, net	—	302,870	15,272	2,989	321,131
Intercompany payables, net	—	960,790	104,903	(1,065,693)	—
Other long-term liabilities	—	11,162	2,927	—	14,089
Total liabilities	1,831,592	1,370,787	152,134	(1,062,703)	2,291,810
Noncontrolling interests	—	—	2,509	—	2,509
Total membership equity	555,860	3,585,535	139,153	(3,724,688)	555,860
Total liabilities and equity	$2,387,452	$4,956,322	$293,796	$(4,787,391)	$2,850,179

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$804,912	$268,644	$(127,430)	$946,126
Cost of sales (exclusive of amortization of intangible assets of $37,884)	—	290,097	175,464	(126,842)	338,719
Gross profit	—	514,815	93,180	(588)	607,407

Operating expenses:
Selling, general and administrative	—	343,574	76,201	983	420,758
Research and development	—	20,712	2,828	—	23,540
Amortization and impairment of intangible assets	—	81,431	2,821	—	84,252
	—	445,717	81,850	983	528,550
Operating income	—	69,098	11,330	(1,571)	78,857

Other income (expense):
Interest expense	(156,228)	(50,522)	(3,492)	53,210	(157,032)
Interest income	50,355	3,002	886	(53,210)	1,033
Other income, net	55,440	90,714	1,264	(141,345)	6,073
	(50,433)	43,194	(1,342)	(141,345)	(149,926)
Income (loss) from continuing operations before income taxes	(50,433)	112,292	9,988	(142,916)	(71,069)
Income tax benefit	—	23,555	1,876	(3,753)	21,678
Income (loss) from continuing operations	(50,433)	135,847	11,864	(146,669)	(49,391)
Loss from discontinued operations, net	—	(319)	—	—	(319)
Net income (loss)	(50,433)	135,528	11,864	(146,669)	(49,710)
Net income attributable to noncontrolling interests	—	—	(723)	—	(723)
Net income (loss) attributable to DJOFL	$(50,433)	$135,528	$11,141	$(146,669)	$(50,433)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(50,433)	$135,528	$11,864	$(146,669)	$(49,710)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,400	4,992	(496)	27,896
Amortization and impairment of intangible assets	—	81,431	2,821	—	84,252
Amortization of debt issuance costs and non-cash interest expense	12,679	—	—	—	12,679
Stock-based compensation expense	—	3,382	—	—	3,382
Loss on disposal of assets, net	—	455	651	(142)	964
Deferred income tax benefit	—	(26,474)	(3,228)	6,012	(23,690)
Non-cash loss from subsidiaries	(65,501)	(18,643)	(32,671)	116,815	—
Provision for doubtful accounts and sales returns	—	34,175	729	—	34,904
Inventory reserves	—	6,894	568	—	7,462
Gain on sales of product lines	—	(3,058)	—	—	(3,058)
Gain on disposal of discontinued operations	—	(496)	—	103	(393)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(17,962)	2,806	—	(15,156)
Inventories	—	(3,958)	(705)	2,795	(1,868)
Prepaid expenses and other assets	141	17,353	(13,718)	(338)	3,438
Accounts payable and other current liabilities	(2,962)	(6,143)	(4,456)	253	(13,308)
Net cash provided by (used in) operating activities	(106,076)	225,884	(30,347)	(21,667)	67,794

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(24,601)	(5,961)	1,690	(28,872)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,580)	(10,506)	—	(13,086)
Proceeds received upon disposition of discontinued operations, net	—	21,846	—	—	21,846
Other investing activities, net	—	4,112	—	—	4,112
Net cash used in investing activities	—	(1,223)	(16,467)	1,690	(16,000)

Cash Flows From Financing Activities:
Intercompany	147,725	(221,581)	53,879	19,977	—
Proceeds from issuance of debt	68,000	12	248	—	68,260
Repayments of debt and capital lease obligations	(102,650)	(76)	(795)	—	(103,521)
Net cash provided by (used in) financing activities	113,075	(221,645)	53,332	19,977	(35,261)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,405)	—	(2,405)
Net increase in cash and cash equivalents	6,999	3,016	4,113	—	14,128
Cash and cash equivalents, beginning of year	—	14,373	16,110	—	30,483
Cash and cash equivalents, end of year	$6,999	$17,389	$20,223	$—	$44,611

DJO Finance LLC

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$789,960	$255,414	$(96,905)	$948,469
Cost of sales (exclusive of amortization of intangible assets of $38,017)	—	298,766	151,650	(100,239)	350,177
Gross profit	—	491,194	103,764	3,334	598,292
Operating expenses:
Selling, general and administrative	—	353,464	85,601	(6)	439,059
Research and development	—	23,965	2,973	—	26,938
Amortization and impairment of intangible assets	—	96,894	2,060	—	98,954
	—	474,323	90,634	(6)	564,951
Operating income	—	16,871	13,130	3,340	33,341

Other income (expense):
Interest expense	(172,286)	(45,193)	(4,091)	48,408	(173,162)
Interest income	45,032	4,230	808	(48,408)	1,662
Other income (expense), net	29,468	(6,395)	(2,810)	(29,468)	(9,205)
	(97,786)	(47,358)	(6,093)	(29,468)	(180,705)
Income (loss) from continuing operations before income taxes	(97,786)	(30,487)	7,037	(26,128)	(147,364)
Income tax benefit (expense)	—	52,143	(2,462)	—	49,681
Income (loss) from continuing operations	(97,786)	21,656	4,575	(26,128)	(97,683)
Income from discontinued operations, net of tax	—	946	—	—	946
Net income (loss)	(97,786)	22,602	4,575	(26,128)	(96,737)
Net income attributable to noncontrolling interests	—	—	(1,049)	—	(1,049)
Net income (loss) attributable to DJOFL	$(97,786)	$22,602	$3,526	$(26,128)	$(97,786)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(97,786)	$22,602	$4,575	$(26,128)	$(96,737)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	20,113	4,189	(705)	23,597
Amortization and impairment of intangible assets	—	96,894	2,060	—	98,954
Amortization of debt issuance costs and non-cash interest expense	13,177	—	—	—	13,177
Stock-based compensation expense	—	1,381	—	—	1,381
Loss on disposal of assets, net	—	2,610	602	(143)	3,069
Deferred income tax benefit	—	(41,927)	(230)	—	(42,157)
Non-cash income (loss) from subsidiaries	(29,468)	11,980	—	17,488	—
Provision for doubtful accounts and sales returns	—	25,421	856	—	26,277
Inventory reserves	—	7,922	715	—	8,637
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(34,543)	(2,521)	—	(37,064)
Inventories	—	1,788	136	(3,533)	(1,609)
Prepaid expenses and other assets	(293)	(2,760)	3,125	(4)	68
Accounts payable and other current liabilities	770	(9,188)	(1,325)	89	(9,654)
Net cash provided by (used in) operating activities	(113,600)	102,293	12,182	(12,936)	(12,061)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(22,412)	(4,502)	1,009	(25,905)
Cash paid in connection with acquisitions, net of cash acquired	—	(3,234)	(1,861)	—	(5,095)
Other investing activities, net	—	1,698	(294)	—	1,404
Net cash used in investing activities	—	(23,948)	(6,657)	1,009	(29,596)

Cash Flows From Financing Activities:
Intercompany	99,731	(107,914)	(3,744)	11,927	—
Proceeds from issuance of debt and revolving line of credit	43,000	—	3,540	—	46,540
Repayments on debt and capital lease obligations	(29,650)	(752)	(6,892)	—	(37,294)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(381)	—	(381)
Net cash provided by (used in) financing activities	113,081	(108,666)	(7,477)	11,927	8,865
Effect of exchange rate changes on cash and cash equivalents	—	—	(196)	—	(196)
Net decrease in cash and cash equivalents	(519)	(30,321)	(2,148)	—	(32,988)
Cash and cash equivalents at beginning of year	519	44,694	18,258	—	63,471
Cash and cash equivalents at end of year	$—	$14,373	$16,110	$—	$30,483

24.          SUBSEQUENT EVENTS

On January 4, 2011, we entered into a stock purchase agreement with Elastic Therapy, Inc. (ETI) and its shareholders and completed the purchase of all of the outstanding shares of capital stock of ETI. ETI is a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. On January 5, 2011, we converted ETI into a limited liability company. The purchase price was $45.8 million, subject to certain post-closing adjustments related to net working capital and certain other balances of ETI at closing. Of the purchase price, a total of $4.6 million was deposited in escrow for up to one year to fund indemnity claims and as deferred payments to assure retention of certain key employees. We will begin reporting the results of ETI within our Bracing and Supports and International Segments during the first quarter of 2011. The acquisition was financed using cash on hand, and a draw of $35 million on our revolving line of credit. We expect to complete the initial purchase price allocation during the first quarter of 2011.

On February 4, 2011, we purchased certain assets of an e-commerce business which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. Of the total purchase price, $1.8 million was paid in cash at closing, $0.4 million was offset against accounts receivable due from the seller, $0.5 was offset against million of principal and accrued interest due from the seller under a revolving convertible promissory note, and $0.3 million was held back as security for potential indemnification claims, and will be paid to the seller in February 2012 if there are no such claims. We will begin reporting the results of this business within our Bracing and Supports Segment during the first quarter of 2011. We expect to complete the initial purchase price allocation during the first quarter of 2011.

On February 18, 2011, we entered into Amendment No. 3 to the Senior Secured Credit Facility, which increased the Total Leverage Ratio limitation in the Permitted Acquisitions covenant from 6.0 to 7.0, and deemed the ETI acquisition to have been made as a Permitted Acquisition. The Permitted Acquisitions covenant has no limit on the dollar amount of acquisitions we are permitted to make, as long as we are in compliance with this ratio, with the senior secured leverage ratio, and not in default.

On February 14, 2011, we issued a press release announcing our operating and financial results for the fourth quarter and year ended December 31, 2010. Those results were furnished to the Securities and Exchange Commission (SEC) in a Form 8-K dated February 14, 2011. On March 1, 2011, we agreed to settle for the payment of $1.5 million a litigation contingency related to the 2007 sale of a spine product line by our surgical business. In accordance with FASB ASC Topic 450, Contingencies, this expense, net of income tax benefit of $0.6 million, has been reflected in the accompanying financial statements, thereby increasing the net loss attributable to DJOFL to $52.5 million as compared to the net loss attributable to DJOFL of $51.6 million that we reported in our press release furnished to the SEC in a Form 8-K dated February 14, 2011.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2010, to accomplish their objectives at the reasonable assurance level.

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

Except for those changes made in connection with the new ERP system, there were no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the directors and executive officers of our indirect parent, DJO. The executive officers of DJO are also the executive officers of DJOFL.

Name	Age	Position
Leslie H. Cross	60	President, Chief Executive Officer and Director; Manager of DJOFL
Vickie L. Capps	49	Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL
Luke T. Faulstick	47	Executive Vice President and Chief Operating Officer
Donald M. Roberts	62	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Thomas A. Capizzi	52	Executive Vice President, Global Human Resources
Stephen J. Murphy	46	Executive Vice President, Sales and Marketing, International Commercial Businesses
Andrew P. Holman	43	Executive Vice President, Sales and Marketing, U.S. Commercial Businesses
Chinh E. Chu	44	Chairman of the Board
Julia Kahr	32	Director
Sidney Braginsky	73	Director
Bruce McEvoy	33	Director
Phillip J. Hildebrand	58	Director
Lesley Howe	66	Director
Paul LaViolette	53	Director

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

Vickie L. Capps—Executive Vice President, Chief Financial Officer and Treasurer.  Ms. Capps was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and DJOFL as of the effective date of the DJO Merger. Ms. Capps became one of DJOFL’s managers in 2010. Prior to the DJO Merger, Ms. Capps served as the Executive Vice President, Chief Financial Officer and Treasurer of DJO Opco since July 2002. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University. Ms Capps served on the board of directors and was a member of the audit committee and chairperson of the nominating and governance committee of SenoRx, Inc., a publicly traded medical device company, until the company was sold in July, 2010.

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

Donald M. Roberts—Executive Vice President, General Counsel and Secretary.  Mr. Roberts was appointed Executive Vice President, General Counsel and Secretary of DJO and DJOFL as of the effective date of the DJO Merger. Mr. Roberts became one of DJOFL’s managers in 2010. Prior to the DJO Merger, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of DJO Opco since December 2002. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles—based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

Thomas A. Capizzi—Executive Vice President, Global Human Resources.  Mr. Capizzi was appointed Executive Vice President, Global Human Resources of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Capizzi served as Senior Vice President, Human Resources of DJO Opco since July 2007. From 2001 to July 2007, Mr. Capizzi served as Vice President, Worldwide Human Resources & Administration for Magellan GPS, a Consumer Electronics Company. Previous to that, from 1999 to 2001, he was Vice President, HR, Chief Administrative Officer for PCTEL a publicly held Telecommunications and Modem Technology Company. From 1997 to 1999 he served as Corporate Vice President, Human Resources for McKesson, a Medical Distribution and Pharmaceutical Solution company. Mr. Capizzi has held various other Human Resources Management positions in companies such as Charles Schwab, Genentech, PepsiCo and The Hertz Corporation. Mr. Capizzi brings well over 25 years of Human Resources experience. Mr. Capizzi received his undergraduate degree in Psychology and Philosophy from Cathedral College/St. John University and his post graduate work in Organizational Development from the New School.

Stephen J. Murphy—Executive Vice President, Sales and Marketing, International Commercial Business. Mr. Murphy was appointed Executive Vice President, Sales and Marketing, International Commercial Business of DJO in September 2009. Prior to September 2009, Mr. Murphy served as Senior Vice President, International Sales and Marketing of DJO since the DJO Merger and before that in various international positions with DJO Opco since August 2001. Prior to this, Mr. Murphy served in similar positions with DonJoy, LLC, since June 1999 and served in various international sales and marketing positions since 1992 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the Medical Business of Smith & Nephew in Ireland and later for the international business of the S&N Homecraft Rehabilitation business, based in England. Mr. Murphy began his career as an accountant with Smith & Nephew Ireland in 1991. He is a Chartered Management Accountant and completed his studies at the Accountancy and Business College in Dublin in 1991.

Andrew P. Holman—Executive Vice President, Sales and Marketing, U.S. Commercial Businesses. Mr. Holman was appointed Executive Vice President, Sales & Marketing, U.S. Commercial Businesses of DJO in September 2009. Prior to September 2009, Mr. Holman served as President, Americas for the Orthopaedics Division of Smith & Nephew from October 2007 to June 2009. He served as General Manager, Americas of the Reconstructive Joint Division of Smith & Nephew from October 2006 to October 2007, and was the U.S. Vice President of Sales of the Reconstructive Joints Division from October 2005 to September 2006. Prior to that, Mr. Holman served as U.S. Vice President of Sales for Codman & Shurtleff, Inc, a division of Johnson & Johnson from April 2003 to October 2005. He also served as U.S. Director of Sales for Codman & Shurtleff, Inc, a division of Johnson & Johnson from April 2001 to April 2003. From July 2000 to April 2001, Mr. Holman served as a Product Manager for Codman & Shurtleff. Prior to his tenure at Johnson & Johnson, Mr. Holman served in various sales, sales management, and marketing roles at Boston Scientific Corporation in the Microvasive Urology Division. His experience in sales began with three years as a direct sales representative for Xerox Corporation. Mr. Holman graduated Magna Cum Laude from Rollins College with a B.S. in Psychology.

Chinh E. Chu—Chairman of the Board.  Mr. Chu became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group L.P. in November 2006, and became Chairman of the Board in January 2009. Mr. Chu is a senior managing director of The Blackstone Group. An affiliate of The Blackstone Group owns substantially all of the capital stock of DJO. Since joining Blackstone in 1990, Mr. Chu has led the execution of The Blackstone Group’s investments in Healthmarkets, Inc., SunGuard Data Systems Inc., Nalco, Celanese, Nycomed and LIFFE. He has also been involved in the execution of Blackstone’s investments in Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining The Blackstone Group, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu currently serves on the boards of directors of Catalent, Graham Packaging, SunGard Data Systems Inc., Healthmarkets, Inc, Bayview Financial Holdings, Bank United Financial

Corporation and Freescale Semiconductor. Mr. Chu was formerly a director of Celanese Corporation and Financial Guaranty Insurance Company.

Julia Kahr—Director.  Ms. Kahr became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group L.P. in November 2006. Ms. Kahr is currently a managing director of The Blackstone Group. Before joining The Blackstone Group in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is a director of Summit Materials. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

Sidney Braginsky—Director.  Mr. Braginsky became one of DJO’s directors on December 14, 2006. Mr. Braginsky has been President, Chief Executive Officer and Chairman of the Board of Atropos Technology, LLC since July 2000. Mr. Braginsky also serves a director of Double D (Devices and Diagnostics), a Venture Capital Fund and is Chairman and CEO of Digilab LLC, a molecular spectroscopy division acquired by Atropos in 2001. Double D and Digilab LLC are both affiliated with Atropos Technology, LLC. Before joining Atropos, Mr. Braginsky served as President of Olympus America, Inc. where he built a large business focused on optical products. Prior to Olympus America, Mr. Braginsky served as President and Chief Operating Officer of Mediscience Technology Corp., a designer and developer of diagnostic medical devices for cancer detection. Mr. Braginsky currently serves on the board of directors and audit committees of MELA Sciences, Inc (formerly Electro-Optical Sciences, Inc.) and Invendo Medical GmbH. Mr. Braginsky formerly served on the board of directors of Diomed Holdings, Inc., Geneva Acquisition Corp, and Noven Pharmaceuticals, Inc.

Bruce McEvoy—Director.  Mr. McEvoy became one of DJO’s directors in August 2007. Mr. McEvoy is a principal of The Blackstone Group L.P.. Before joining The Blackstone Group in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004 and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy currently serves on the boards of directors of Catalent, RGIS Inventory Services, Performance Food Group and SeaWorld Parks and Entertainment; all of which are privately held. Mr. McEvoy formerly served on the board of Vistar.

Phillip J. Hildebrand — Director.  Mr. Hildebrand became one of DJO’s directors in December 2008. Mr. Hildebrand serves as President, Chief Executive Officer and a director of HealthMarkets, Inc., a company in which affiliates of The Blackstone Group L.P. own a 55.6% equity interest. Mr. Hildebrand is also Chairman, President and Chief Executive Officer of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company, Fidelity First Insurance Company and Insphere Insurance Solutions, Inc. Before joining HealthMarkets, Mr. Hildebrand served in several senior management positions during his 33 years at the New York Life Insurance Company, retiring in 2008 as Vice Chairman.

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

Paul LaViolette — Director.  Mr. LaViolette became one of DJO’s directors in January 2009. Mr. LaViolette is a Partner with SV Life Sciences, a capital advisor and manager in the human life sciences sector. Mr. LaViolette served as Chief Operating Officer of Boston Scientific Corporation, a worldwide leader in less invasive medical devices, from 2004 until the end of 2008. Prior to 2004, Mr. LaViolette held marketing and general management positions at CR Bard, and various marketing roles at The Kendall Company, at that time a subsidiary of Colgate Palmolive. He currently serves on the boards of directors of the following public companies: TranS1, Inc., Thoratec Corp., and Conceptus Incorporated. He also serves on the board of directors for the following privately-held companies: Cameron Health Inc., DirectFlow Medical, Inc., DC Devices, Inc., ValenTx Inc., and CardioFocus, Inc. He previously served on the board of directors and on the Executive Committee of the Advanced Medical Technology Association (ADVAMED), the world’s largest medical technology association as well as on the boards of directors of Urologix, Inc. and Percutaneous Valve Technologies, Inc.

CORPORATE GOVERNANCE MATTERS

Background and Experience of Directors.  When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board of Directors to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board of Directors considered the following important characteristics: (i) Mr. Chu, Ms. Kahr and Mr. McEvoy are representatives appointed by The Blackstone Group L.P., an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Our Chief Executive Officer, has extensive experience in the orthopedic device industry and in executive management, and (iii) our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries: Specifically Mr. Howe, is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience with a major auditing firm, as well as in various senior management and board positions; Mr. Braginsky, brings both financial and management experience in a diverse range of businesses, as well as audit and board service; Mr. Hildebrand, brings extensive management and Board level experience in the healthcare and insurance industries; and Mr. LaViolette, brings extensive experience from management positions in life sciences, medical device and related businesses, as well as service on the board of public and private companies and on the board of ADVAMED, the world’s largest medical technology association.

In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

Board Leadership Structure.  Our Board of Directors is led by the Chairman of the Board, who is a representative of our principal stockholder. Following the effective date of Mr. Cross’ retirement as CEO, Mr. Cross will serve as the Chairman of the Board until at least December 31, 2011. The Chief Executive Officer position is and will remain separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate for a company of the size and nature of DJO.

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

Audit Committee.  Our Audit Committee consists of four appointed Directors, Mr. Howe (Chairman), Mr. Braginsky, Ms. Kahr and Mr. McEvoy. As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Messrs. Howe and Braginsky each meet the definition of an independent director under the Rules of the New York Stock Exchange. Our Board of Directors has determined that Mr. Howe is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board of Directors also believes that the other members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee.  The Compensation Committee of the DJO Board consists of three appointed Directors, Mr. Chu, Ms. Kahr, and Mr. McEvoy. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

Code of Ethics.  Our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers are available, free of charge, on the Company’s website at www.DJOglobal.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the SEC rules on our website within the required time period. We will also provide copies of these documents, free of charge, to any security holder upon written request to: Director, Investor Relations, DJO Global, Inc., 1430 Decision Street, Vista, California 92081-8553.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the objectives of our executive Compensation Program and the material elements of compensation for our executive officers identified under Item 11. “Executive Compensation — Summary Compensation Table” (the Named Executive Officers or NEOs), along with the role of the Compensation Committee of the DJO Board of Directors (the Compensation Committee) in reviewing and making decisions regarding our executive compensation program.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (CEO) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock option plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met five times during 2010. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented senior management who can contribute to our growth and success and thereby build long-term value for our stockholders. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with current market practice and focused on driving superior and enduring performance, we believe we can align the interests of our executive officers with the interests of stockholders and reward our executive officers for successfully improving stockholder returns. Our compensation program has the following objectives:

•                  Attract and retain talented senior management to ensure our future success,

•                  Encourage a pay-for-performance mentality by directly relating variable compensation elements to the achievement of financial and strategic objectives,

•                  Promote a direct relationship between executive compensation and the interests of our stockholders, with long-term incentive compensation that links a significant portion of executive compensation to our sustained performance through stock option awards, and

•                  Structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•                  Base salary,

•                  Annual and quarterly cash incentive compensation (performance-based bonuses, with bonus of up to a stated percentage of base salary for achieving target goals and with a supplemental bonus of up to 60% of base salary for achieving enhanced goals),

•                  Equity-based awards (stock options),

•                  Retention and severance agreements where appropriate, and

•                  Other benefits.

Base Salary.

Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries, the nature of the position, the contribution and experience of the officers and the length of service.

Annual and Quarterly Cash Incentive Compensation.

Performance-based cash incentive compensation is provided to motivate our executive officers for each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past three years, the Compensation Committee has adopted annual bonus plans which have several basic features which have carried over from year to year, with some modifications and the establishment of specific financial targets for each year.

In March 2010, the Compensation Committee approved the management incentive bonus plan for 2010 (2010 Bonus Plan) for the executive officers of the Company based upon the structure of the bonus plans that were approved for 2008 and 2009, with certain modifications to the financial metrics used for determining whether the performance bonus portion has been met. Under the 2010 Bonus Plan, each executive officer had an opportunity to earn up to 60% of such executive’s annual base salary as a target bonus (Target Bonus), with 50% of the annual bonus earned based on certain quarterly financial results and the remaining 50% earned based on the overall 2010 financial results. The portion of the bonus that could be earned in each of the fiscal quarters was divided equally among the four quarters. The 2010 Bonus Plan contained quarterly and annual revenue goals that determined whether 50% of the Target Bonus was earned and quarterly and annual Adjusted EBITDA goals that determined whether the remaining 50% of the Target Bonus was earned. At the end of each quarter and the full year, the bonus opportunity was determined based on whether the applicable financial targets were met, and if one or more such targets were met, the available portion of the target bonus would be paid. The Compensation Committee retains the discretion to reduce an executive’s bonus if the executive failed to achieve individual performance goals.

The Compensation Committee selected revenue and Adjusted EBITDA as the relevant company-wide performance criteria for the bonus plans because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2010 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our Senior Secured Credit Facility, excluding forward cost savings as determined by the Board of Directors.

The 2010 Bonus Plan provided for the payment of as little as 40% of the Target Bonus if the Company’s financial performance fell short of the applicable target by less than 3.6% for revenue and 4% for Adjusted EBITDA (Threshold Bonus). Likewise, the 2010 Plan provided for the payment of an additional supplemental bonus (Supplemental Bonus) of up to 100% of the Target Bonus if the Company’s financial performance exceeded the applicable target by up to 3.6% of revenue and 4% of Adjusted EBITDA. As with prior bonus plans, the effects of foreign currency translation were excluded from the financial calculations under the 2010 Bonus Plan, and if one or more quarterly bonuses had been paid but the Company’s annual Adjusted EBITDA for 2010 fell below a minimum amount, the executive officers would be required to repay all such quarterly bonuses that had previously been paid during 2010. In establishing the specific financial performance goals for the 2010 Bonus Plan, the Compensation Committee set the annual revenue and Adjusted EBITDA targets to reflect growth over 2009 of 8% and 10%, respectively. As a result of actual performance in 2010, annual revenue and Adjusted EBITDA were 96.0% and 97.1% of the applicable performance target, respectively, resulting in no annual bonus for revenue and 56.5% of the annual Target Bonus for Adjusted EBITDA. Based on the quarterly results in 2010, partial bonuses were earned on both the revenue and Adjusted EBITDA factors in the first two quarters of 2010; no bonuses were earned in the third quarter; and a partial bonus was earned on the Adjusted EBITDA factor only in the fourth quarter.

On February 25, 2011, the Compensation Committee approved the management incentive bonus plan for 2011 (2011 Bonus Plan) for the executive officers of the Company. As a part of its decision, the Compensation Committee reviewed the base salary percentages used for determination of the Target Bonus. The Compensation Committee concluded that it was appropriate to increase the applicable salary percentages in calculating the Target Bonus from 60% of base salary to 70% of base salary for the executive officers other than the CEO and to increase the CEO’s percentage to 80% of base salary. As with the 2010 Bonus Plan, 50% of the Target Bonus is based on meeting revenue targets and 50% of the Target Bonus is based on meeting Adjusted EBITDA targets. The revenue and Adjusted EBITDA performance metrics for the 2011 Bonus Plan reflect the Compensation Committee’s desire to focus management exclusively on growth in revenue and Adjusted EBITDA. As with the 2010 Bonus Plan, 50% of the Target Bonus will be based on full-year performance and 50% on quarterly performance, with each quarter representing 25% of the quarterly bonus opportunity. The revenue and Adjusted EBITDA targets which were established for 2011 represent growth in revenue and Adjusted EBITDA over 2010 of 5.5% and 3.2%, respectively. A minimum bonus of 60% of the Target Bonus can be earned if the Company’s financial performance falls short of the applicable targets by less than 2% for revenue and 2% for Adjusted EBITDA. In contrast to the Target Bonus, the Supplemental Bonus was not changed and for the full year only, the executive officers may earn a Supplemental Bonus of up to 60% of base salary if the Company’s financial performance exceeds the applicable target by up to 2% for revenue and 2% for Adjusted EBITDA.

Equity Compensation Awards.

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (the 2007 Stock Incentive Plan). The purpose of the 2007 Stock Incentive Plan is to promote the interests of us and our shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Stock Incentive Plan provides for the grant of stock options and other stock-based awards to key employees, directors and distributor-principals. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Stock Incentive Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Incentive Stock Plan have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Stock Incentive Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Stock Incentive Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Stock Incentive Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. A total of 7,500,000 shares of DJO common stock are authorized for issuance under the 2007 Stock Incentive Plan. Equity awards under the 2007 Stock Incentive Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options.

The initial options granted under the 2007 Stock Incentive Plan provided that one-third of the stock options would vest over a five year period contingent solely upon the optionee’s continued employment with us, with the remaining two-thirds of the options based on achievement of pre-determined performance targets over a five year period, consisting of Adjusted EBITDA and free cash flow metrics. As described below, amendments in March 2009 and March 2010 to the options granted in 2008 and 2009, have replaced the original financial performance vesting metrics with metrics based upon the achievement of (1) a minimum internal rate of return, and (2) money on invested capital, by Blackstone following the sale of all or a portion of its shares of DJO capital stock.

2008 Option Grants. In February 2008, we granted options for a total of 1,459,812 shares (2008 Options) under the 2007 Stock Incentive Plan to Messrs. Cross, Faulstick and Roberts and to Ms. Capps. The 2008 Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. When granted, the 2008 Options initially provided for vesting in accordance with the following schedule: (a) one-third of each stock option grant constituted, and could be purchased pursuant to the provisions of the Time-Based Tranche (defined below), (b) one-third of each stock option grant constituted and could be purchased pursuant to the provisions of the Performance-Based Tranche (defined below), and (c) one-third of each stock option grant constituted and could be purchased pursuant to the provisions of the Enhanced Performance-Based Tranche (defined below). The 2008 Options became exercisable with respect to 25% of the Time-Based Tranche on December 31, 2008, 20% of the Time-Based Tranche on December 31, 2009 and 18.33% of the Time-Based Tranche on December 31, 2010. The 2008 Options will become exercisable with respect to 18.33% of the Time-Based Tranche on December 31, 2011 and 18.34% on December 31, 2012 if such optionee remains employed with us or any of our subsidiaries or affiliates as of each such date. No changes have been made to the Time-Based Tranche of the 2008 Options.

As initially granted in February 2008, the Performance-Based Tranche and Enhanced Performance-Based Tranche contained Adjusted EBITDA and free cash flow targets for five fiscal years, with the Adjusted EBITDA target weighted at 70% and the free cash flow target weighted at 30% of each year’s tranche, and with the Enhanced Performance-Based Tranche requiring greater performance than the Performance-Based Tranche. Prior to being amended in 2009, the optionees could earn up to 25%, 20%, 18.33%, 18.33% and 18.34% of each of the Performance-Based Tranche and the Enhanced Performance-Based Tranche on December 31, 2008, 2009, 2010, 2011 and 2012, respectively, if the applicable performance targets were achieved as of such dates, and provided that the optionee remained employed with us or any of our subsidiaries or affiliates as of each such date. The 2008 Options also provided that 80% of the annual portion of a given performance tranche could be earned upon achievement of an established threshold “base case” of at least 93.5% of the Adjusted EBITDA target and 95% of the free cash flow target. At the time the Adjusted EBITDA and free cash flow targets were established in February 2008, the Compensation Committee believed that these vesting standards represented reasonably challenging performance criteria for the Performance-Based Tranche and relatively difficult performance criteria for the Enhanced Performance-Based Tranche. As established in the initial grant of the 2008 Options, the financial targets required for vesting of the Performance-Based Tranche and Enhanced Performance-Based Tranche were not met for 2008.

Changes to 2008 Option Awards.  In March 2009, the Compensation Committee determined that it would be in the best interests of the Company and its shareholders to make certain modifications to the 2008 Options to reflect the significant challenges faced by management and the Company in connection with the integration activities associated with the DJO Merger and as a result of the severe economic environment. The Compensation Committee also desired to broaden management’s focus to include certain measures of longer-term shareholder value. As a result, the Compensation Committee made the following amendments to the 2008 Options:

1.               Performance-Based Tranche: The targets for the Performance-Based Tranche for 2009 financial performance were modified to reflect the financial targets established in connection with the Company’s 2009 budget process. The financial targets for the Performance-Based Tranches for years 2010-2012 remained unchanged. In addition, the vesting provisions of the Performance-Based Tranche were modified to provide that upon achievement of the partial or total annual target for a given year, resulting in partial or full vesting for that year, a comparable portion of the tranche associated with prior years will also vest up to the percentage vested in the given year, to the extent not previously vested. As a result of meeting the financial targets for 2009 at the 90% level, the 2009 Performance-Based Tranche vested at the 90% level and the 2008 Performance-Based Tranche also vested at the 90% level as of December 31, 2009.

2.               Enhanced Performance-Based Tranche. The financial performance targets for the entire Enhanced Performance-Based Tranche were replaced by targets with different financial metrics. These new targets require achievement of a minimum internal rate of return (IRR) and money on invested capital (MOIC) to be achieved by Blackstone following the sales of all or a portion of its shares of DJO capital stock. Both the IRR and MOIC requirements must be achieved or none of the options in the Enhanced Performance-Based Tranche will vest. As a result of this amendment to the Enhanced Performance-Based Tranche, this tranche will now be referred to as the “Enhanced Market Return Tranche.”

In March 2009, we granted options for 44,228 and 33,202 shares under the 2007 Stock Incentive Plan to Messrs. Faulstick and Roberts, respectively (2009 Options). These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share with one-third of each option grant consisting of a Time-Based Tranche, a Performance-Based Tranche and an Enhanced Market Return Tranche. In the case of these options, 25% of the Time-Based Tranche vested on March 7, 2010 and 20%, 18.33%, 18.33% and 18.34% of the Time-Based Tranche will vest on March 7, 2011, 2012, 2013, and 2014, respectively. Prior to being amended in March 2010, the Performance-Based Tranche would have vested based on the same performance conditions established for 2009-2012 for the amended 2008 Options, with the addition of financial targets for 2013 for the fifth performance year after the date of grant. The Enhanced Market Return Tranche has the same terms as the Enhanced Market Return Tranche described above for the amended 2008 Options.

In October 2009, we granted options for 200,000 shares under the 2007 Stock Incentive Plan to Mr. Holman in connection with his hiring as Executive Vice President, Sales and Marketing, U.S. Commercial Businesses. These options contained the same terms as the 2009 Options, except that the Time-Based Tranche vests on the anniversary of the grant date and the first performance year under the Performance-Based Tranche as granted was the 2010 fiscal year. As described below, the Performance-Based Tranche of these options was subsequently amended in March 2010 and replaced with the Market Return Tranche.

2010 Changes to 2008 and 2009 Options.  In March 2010, the Compensation Committee authorized further revisions to the vesting provisions of options granted under the 2007 Incentive Stock Plan. These revisions will be reflected in option awards made after this action and have been reflected in amendments to outstanding options, including 2008 and 2009 Options granted to the NEOs. The Compensation Committee noted that the performance targets for 2009 for the Performance-Based Tranche had been modified as described in clause 1 above but that no modification had been made or was contemplated to be made for the performance targets of the Performance-Based Tranche for 2010 or later. Unless such targets were modified, the likelihood of the Company meeting the performance targets for 2010 or later was remote, and the Compensation Committee determined that these future targets under the Performance-Based Tranche, which had been designed at the time of the adoption of the 2007 Stock Incentive Plan, would not sufficiently incentivize executives because the likelihood of the Company meeting such targets was remote. The Compensation Committee determined that further modification of the future performance targets was not consistent with the purposes of the 2007  Stock Incentive Plan, and that a more appropriate measure for the vesting of this tranche was a measure similar to that adopted for the Enhanced Market Return Tranche described above. Accordingly, for future option awards, as well as for the outstanding 2008 and 2009 Options, the vesting metrics for the former Performance-Based Tranche, which as a result of this amendment will now be referred to as the Market Return Tranche, were established as the minimum IRR, and the minimum return of MOIC for Blackstone on its investment in DJO. These investment return metrics, both of which must be satisfied for vesting to occur, will be similar to those established for the Enhanced Market Return Tranche, with the minimum IRR metric being somewhat lower than the minimum IRR metric in the Enhanced Market Return Tranche. The Market Return Tranche for the 2008 and 2009 Options will apply to the portion of this tranche that remains subject to vesting for the years 2010 and beyond. Those portions of the Performance-Based Tranche of outstanding 2008 and 2009 Options relating to performance in 2008 and 2009 that were not vested as described above based on the 2009 results were considered forfeited and returned to the available option pool under the 2007 Stock Incentive Plan.

Change in Control Provisions in Option Awards.  The options granted in 2008 and 2009 to our executive officers and other members of management contain change-in-control provisions that cause the option in the Time-Based Tranche to become immediately vested and exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. These change-in-control provisions will not result in accelerated vesting of the Market Return Tranche or the Enhanced Market Return Tranche, the vesting of which require the achievement of the IRR and MOIC targets following a liquidation by Blackstone of all or a portion of its equity investment in DJO.

Management Rollover Options.  In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase an aggregate of 1,912,577 shares of DJO common stock granted under the 2007 Incentive Stock Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options.

Retention and Severance Agreements

Retention Agreements in connection with DJO Merger in 2007.  Prior to the DJO Merger in November 2007, Messrs. Cross, Faulstick and Roberts and Ms. Capps were executive officers of DJO Opco. In connection with their hiring as executive officers of the Company concurrent with the DJO Merger, DJO entered into agreements to pay each of them a retention bonus, of which 50% was paid in January 2008 and 50% was paid in January 2009. The terms of the retention bonus agreement required each executive officer to repay the retention bonus received if his or her employment with us was terminated prior to January 1, 2009, the date through which the bonus was earned, other than by reason of death, disability, or a termination by us without cause. The above-mentioned executive officers served through December 31, 2008 and received their full retention bonus.

Retention Agreement for Mr. Holman. In recognition of Mr. Holman’s important role in the significant restructuring of the Company’s sales and marketing function and to provide further incentive for continued performance with the Company during his transition from his prior employment and his relocation to DJO’s corporate headquarters, in April, 2010, DJO, LLC entered into a Retention and Relocation Bonus Agreement (Retention Agreement) with Mr. Holman which provides for the payment to Mr. Holman of certain retention and relocation bonuses. The Retention Agreement provides for payment of a $300,000 retention bonus which must be repaid if Mr. Holman’s employment with us is terminated prior to January 1, 2012, the date through which the bonus will be earned, other than by reason of death, disability, or a termination without cause. The Retention Agreement also provides for payment of a $100,000 bonus which will be credited against future bonus payments to which Mr. Holman would otherwise be entitled under the management incentive bonus plan; provided, however, that other than the crediting of such bonus payment against future bonus payments, such bonus payment shall not otherwise be required to be repaid upon Mr. Holman’s termination or otherwise.

2011 Retention and Severance Agreements. On February 25, 2011, the Compensation Committee approved forms of retention bonus and severance agreements for the NEOs. The Compensation Committee felt that the assurances offered by these arrangements were necessary in light of the uncertainty surrounding the recent announcement of the retirement of Mr. Cross as CEO and the search for a new CEO.

The retention agreements provide the executives with a cash bonus (the Retention Amount), subject to certain time and performance conditions described herein. The total Retention Amount is $500,000 for Ms. Capps and Mr. Faulstick and $250,000 for Mr. Roberts, Mr. Capizzi, Mr. Holman and Mr. Murphy. Sixty-five percent (65%) of the executive’s applicable Retention Amount will be paid to the executive on January 31, 2012 if the executive is continuously employed by the Company through that date, or will be paid upon the earlier termination of the executive’s employment due to death, disability or termination without cause (as defined in the retention agreement).  The remaining 35% of the Retention Amount is payable as follows: (a) 17.5% of the Retention Amount will be paid to the executive if the executive is employed through the date stated above and the Company achieves the revenue target for 2011under the 2011 Bonus Plan, and (b) 17.5% of the Retention Amount will be paid to the executive if the executive is employed through the date stated above and the Company achieves the Adjusted EBITDA target for 2011 under the 2011 Bonus Plan.

The severance agreements provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid the following amounts: (a) a monthly payment equal to the executive’s monthly base salary for 18 months, in the case of Mr. Faulstick and Ms. Capps, or 12 months, in the case of Mr. Roberts, Mr. Capizzi, Mr. Holman and Mr. Murphy; (b) a monthly payment equal to one-twelfth of the executive’s target annual bonus amount under the management incentive bonus plan for the year of termination for the 18 or 12 month period, as applicable; (c) a pro-rata share of any quarterly bonus for the quarter in which the executive’s employment is terminated plus a pro-rata share of the annual bonus that the executive would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 18 month or 12 month period, as applicable. In addition, if the executive holds DJO Management Rollover Options, the severance agreement provides that the Company will purchase the Management Rollover Options held by the executive on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Management Rollover Options. Payment of the benefits under the severance agreement is contingent on compliance with a covenant not to compete against the Company and a covenant not to solicit customers or employees for either 18 or 12 months, as applicable. Such payments will not be made if the executive’s employment terminates due to death or disability.

Future Retirement of Mr. Cross. On January 17, 2011, Mr. Cross announced his intention to retire and resign as President and CEO of DJO effective the earlier of June 30, 2011 or the date his successor is hired (Resignation Date). Mr. Cross has agreed to serve in the position of Chairman of the Board of Directors following the Resignation Date through December 31, 2011. Mr. Cross’s service as Chairman of the Board may be extended for a one-year period, beginning on January 1, 2012.

On January 21, 2011, Mr. Cross and the Company entered into a Director Arrangement, Separation Agreement and General Release (the Separation Agreement) pursuant to which Mr. Cross is entitled to receive:

•                  A monthly salary of $98,437.66 over the period beginning on January 1, 2011 and ending on the Resignation Date. This amount represents a pro-rated portion of Mr. Cross’s base salary and a pro-rated bonus for 2011.

•                  A cash severance payment of $1,181,250, paid in installments over a 12-month period following the Resignation Date.

•                  Payment of his 2010 bonus under the 2010 Bonus Plan at the same time as amounts are paid to other participants in such plan, based on the Company’s actual achievement of performance goals through December 31, 2010.

•                  Eighteen (18) months of continued medical coverage with the Company agreeing to be responsible for the full COBRA premium with respect to such continuation of medical coverage for Mr. Cross and his beneficiaries.

•                  An extended option exercise period for 117,940 of his Company stock options that were vested as of December 31, 2010. Mr. Cross will have until the earlier of the date of a “change in control” (as defined in the applicable grant agreement) and the original date of expiration of the option term to exercise the vested stock options that remain outstanding.

•                  An extended option exercise period for an additional 30,000 Company stock options that were vested as of December 31, 2010. Mr. Cross will have until the earlier of the date of a “change in control” (as defined in the applicable grant agreement) or January 2, 2012 to exercise these stock options.

•                  A cash payment of $1,999,758.75 for the cancellation of 355,155 stock options granted to Mr. Cross on November 20, 2007. Mr. Cross may exercise the remaining 177,577 stock options granted to him on November 20, 2007 until the date of expiration of the applicable option term.

Effective on the Resignation Date, 20,546 vested and 59,523 unvested time-based stock options will be forfeited. In addition, Mr. Cross’s unvested stock options that are subject to the First Market Return Tranche and the Second Market Return Tranche (as defined in the applicable grant agreement) (the Market Return Options) will be forfeited on January 1, 2012 to the extent that they remain unvested on such date. If the Market Return Options become vested during the period following the Resignation Date and before January 1, 2012, they will remain outstanding until the earlier of 90 days following the date that such Market Return Options vest and the expiration of their term.

In consideration for the receipt of the payments and benefits provided under the Separation Agreement, Mr. Cross agreed to certain restrictive covenants. Mr. Cross will not compete with the Company for one year following the Resignation Date either by engaging in a competitive business, entering the employ of a competitive business or interfering with any business relationship between the Company and its customers. Mr. Cross will also agree not to solicit or hire any Company employees for one year following the Resignation Date. In addition, certain of the payments in the Separation Agreement are conditioned upon the execution of a general release by Mr. Cross of all claims, liabilities and causes of action which he may have or ever claim to have against the Company and its affiliates.

The Separation Agreement also sets forth Mr. Cross’s compensation as Chairman of the Board, when he assumes such position on the Resignation Date. Mr. Cross will receive a monthly fee of $49,218.77 for his service as Chairman of the Board for the period beginning on the Resignation Date and ending on December 31, 2011. In the event that Mr. Cross’s service as Chairman of the

Board is extended for the period from January 1, 2012 through December 31, 2012, he will receive $200,000 for his service as Chairman of the Board during that period, payable in monthly installments during that period.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1,000,000 paid to the CEO or to other executive officers of a public company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). As a privately held company, we are not required to comply with Section 162(m) to ensure tax deductibility of executive compensation.

Summary Compensation Table

The following table sets forth summary information about the compensation during 2010, 2009 and 2008 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary	Bonus		Option Awards (2)		Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total

Leslie H. Cross	2010	$625,000	$—		$—		$132,550	$8,575	$766,125
President, Chief Executive Officer and Director of DJO	2009	629,808	—		—		247,981	8,575	886,364
	2008	625,000	800,000	(1)	1,577,585	(3)	336,511	8,050	3,347,146

Vickie L. Capps	2010	450,000	—		—		95,436	8,575	554,011
Executive Vice President, Chief Financial Officer and Treasurer	2009	453,461	—		—		178,546	8,575	640,582
	2008	450,000	800,000	(1)	1,296,549	(3)	181,538	8,050	2,736,137

Luke T. Faulstick	2010	400,000	—		—		84,832	8,575	493,407
Executive Vice President, Chief Operating Officer	2009	403,077	—		185,650	(4)	158,708	8,575	756,010
	2008	400,000	700,000	(1)	1,152,491	(3)	174,492	8,050	2,435,033

Donald M. Roberts	2010	300,000	—		—		63,624	8,575	372,199
Executive Vice President, General Counsel and Secretary	2009	302,308	—		139,366	(4)	119,031	8,575	569,280
	2008	300,000	500,000	(1)	702,295	(3)	145,400	8,050	1,655,745

Andrew P. Holman	2010	300,000	479,430	(1)	—		63,624	8,575	851,629
Executive Vice President, Sales and Marketing, U.S. Commercial Businesses	2009	92,308	15,000	(1)	849,884	(4)	31,611	1,154	989,957
	2008	—	—		—		—	—	—

(1)

Amounts shown in this column for 2008 consist of retention bonuses which were entered into in November 2007 with each of our executive officers in connection with the DJO Merger, of which 50% of the retention bonus was paid in January 2008 and 50% was paid in January 2009 and were contingent upon the executive’s continued service through December 31, 2008. Amounts shown for Mr. Holman for 2009 and 2010 consist of retention bonuses pursuant to the Retention Agreement. See “Retention Agreement for Mr. Holman” in “Retention and Severance Agreements” in “Compensation Discussion and Analysis” above for a description of these retention bonuses.

(2)

The amounts shown in this column reflect the aggregate grant date fair value of the awards granted in the respective years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 15 to of the notes the audited consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. No options were awarded to the NEOs in 2010. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options.

(3)

The amounts shown for 2008 option awards include an amount related to the Performance-Based Tranche (prior to giving effect to the 2009 and 2010 modifications) because achievement of the performance conditions related to this tranche at the grant date was determined to be probable. However, the portion of the 2008 option awards included in the Enhanced Market Return Tranche (when it was referred to as the Enhanced Performance-Based Tranche) was excluded because achievement of the performance conditions related to this tranche at the grant date was not deemed probable. If the achievement of the conditions to the Enhanced Market Return Tranche (without giving effect to the 2009 and 2010 modifications) was probable, the aggregate grant date fair value of the 2008 option awards would have been: $2,366,377 for Mr. Cross, $1,944,821 for Ms. Capps, $1,728,732 for Mr. Faulstick, and $1,053,443 for Mr. Roberts.

(4)

The amounts shown for 2009 option awards include an amount related to the Performance-Based Tranche (prior to giving effect to the 2010 modification) because achievement of the performance conditions related to this tranche at the grant date was determined to be probable. However, the value attributable to the portion of the 2009 option awards included in the Enhanced Market Return Tranche (when it was referred to as the Enhanced Performance-Based Tranche), which has both a performance component and a market component, was excluded because achievement of the performance component related to this tranche at the grant date was not deemed probable. If the satisfaction of the performance component to the Enhanced Market Return Tranche was determined to be probable, the aggregate grant date fair value of the 2009 option awards would have been: $206,878 for Mr. Faulstick, $155,303 for Mr. Roberts, and $945,883 for Mr. Holman.

(5)

The amounts shown in this column represent amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year. See “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for terms of bonus plans.

(6)	These amounts represent matching contributions by the Company to the accounts of each NEO in the Company’s 401(k) plan.

Grants of Plan-Based Awards in 2010

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($/Share)	Awards ($/Share)
Leslie H. Cross	1/1/2010	$150,000	$375,000	$750,000	—	—	—	—	—	—

Vickie L. Capps	1/1/2010	108,000	270,000	540,000	—	—	—	—	—	—

Luke T. Faulstick	1/1/2010	96,000	240,000	480,000	—	—	—	—	—	—

Donald M. Roberts	1/1/2010	72,000	180,000	360,000	—	—	—	—	—	—

Andrew P. Holman	1/1/2010	72,000	180,000	360,000	—	—	—	—	—	—

(1)

The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2010 Bonus Plan. See discussion of “Threshold Bonus”, “Target Bonus” and “Supplemental Bonus” in “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above for a description of the conditions for the 2010 Bonus Plan.

(2)	No options or other equity awards were made to the NEOs in 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth certain information regarding options held by each of the NEOs as of December 31, 2010. There were no restricted stock awards outstanding as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (6)	Option Exercise Price ($)	Option Expiration Date
Leslie H. Cross (8)	168,486	(1)	59,523	(4)	251,620	16.46	2/21/2018
	213,700	(2)	—		—	13.10	5/12/2017
	82,427	(2)	—		—	12.91	4/3/2016
	43,351	(2)	—		—	7.00	12/8/2014
	4,530	(2)	—		—	8.29	12/9/2013
	188,724	(2)	—		—	8.29	12/9/2013
	701,218		59,523		251,620

Vickie L. Capps	138,466	(1)	48,922	(4)	206,791	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/11/2017
	48,846	(2)	—		—	12.91	4/3/2016
	76,321	(2)	—		—	7.00	12/8/2014
	5,343	(2)	—		—	7.18	2/26/2014
	69,785	(2)	—		—	8.29	12/9/2013
	6,075	(2)	—		—	8.29	12/9/2013
	15,725	(2)	—		—	8.29	12/9/2013
	452,147		48,922		206,791

Luke T. Faulstick	7,000	(3)	11,057	(5)	25,799	16.46	3/7/2019
	123,081	(1)	43,486	(4)	183,815	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/11/2017
	48,846	(2)	—		—	12.91	4/3/2016
	2,552	(2)	—		—	7.00	12/8/2014
	7,480	(2)	—		—	7.00	12/8/2014
	6,075	(2)	—		—	8.29	12/9/2013
	4,753	(2)	—		—	8.29	12/9/2013
	34,964	(2)	—		—	8.29	12/9/2013
	326,337		54,543		209,614

Donald M. Roberts	5,256	(3)	8,300	(5)	19,367	16.46	3/7/2019
	75,002	(1)	26,499	(4)	112,012	16.46	2/21/2018
	91,586	(2)	—		—	13.10	5/12/2017
	48,846	(2)	—		—	12.91	4/3/2016
	1,557	(2)	—		—	8.84	5/25/2015
	6,075	(2)	—		—	8.84	5/25/2015
	22,896	(2)	—		—	8.84	5/25/2015
	10,810	(2)	—		—	8.29	12/9/2013
	24,270	(2)	—		—	8.29	12/9/2013
	286,298		34,799		131,379

Andrew P. Holman	16,667	(7)	50,000	(7)	133,333	16.46	10/5/2019
	16,667		50,000		133,333

(1)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2008 under the 2007 Incentive Stock Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Incentive Stock Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009.

(2)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.

(3)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2009 under the 2007 Incentive Stock Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2009 under the 2007 Incentive Stock Plan, and were earned (i.e., their performance conditions were satisfied) in 2009.

(4)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2008 under the 2007 Incentive Stock Plan. These options reflect the remaining portion of the grant made in 2008 and vest as follows: 18.33% of the original grant vests on December 21, 2011 and 18.34% of the original grant vests on December 31, 2012.

(5)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2009 under the 2007 Stock Incentive Plan. These options reflect the remaining portion of the grant made in 2009 and vest as follows: 20% of the original grant vests on March 7, 2011, 18.33% of the original grant vests on each of March 7, 2012, and March 7, 2013 and 18.34% of the original grant vests on March 7, 2014.

(6)

The amounts set forth in this column reflect the number of shares underlying the Market Return Tranche and the Enhanced Market Return Tranches of options that have not been earned (i.e., their performance conditions have not been satisfied).

(7)

The amount in the first column reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in October 2009 to Mr. Holman. The amount in the second column reflect the number of shares underlying the Time-Based Tranche that are not vested and not exercisable which were granted in October 2009 to Mr. Holman. These options vest as follows: 20% of the original grant vests in October 2011, 18.33% of the original grant vests in each of October 2012 and 2013, and 18.34% of the original grant vests in October 2014.

(8)

Pursuant to the Separation Agreement, Mr. Cross’ options were amended as follows: (a) of the 168,486 options granted in 2008 that were vested and exercisable on December 31, 2010, 117,940 options were amended to extend the exercise period until the earlier of the date of a “change in control” (as defined in the applicable Option Agreements) and the Option Exercise Date set forth in the table above (February 21, 2018); 30,000 options were amended to extend the exercise period until the earlier of the date of a “change in control” and January 2, 2012; and 20,546 options will be forfeited on the Resignation Date; (b) of the 532,732 vested and exercisable options granted on November 20, 2007, 355,155 options will be purchased by the Company for $1,999,758.75 within 30 days after the Resignation Date, and the remaining 177,577 options will remain outstanding and exercisable until the Option Exercisable Dates reflected in the table above; (c) 59,523 options which represent the unvested portion of the Time-Based Tranche of the 2008 Options will be forfeited as of the Resignation Date; and (d) the 251,620 unvested and unearned options included in the two Market Return Tranches of the 2008 Options will remain outstanding and subject to vesting until January 1, 2012, at which point any options which remain unvested and unexercisable shall be forfeited; provided, however, if such options vest prior to January 1, 2012, then they will be exercisable until the earlier of 90 days after vesting and the Option Expiration Date reflected in the table above (February 21, 2018).

Option Exercises During 2010

No options were exercised during the year ended December 31, 2010 by or for our NEOs.

Non-Qualified Deferred Compensation for 2010

Certain executives may defer receipt of part or all of their cash compensation under the DJO, LLC Executive Deferred Compensation Plan (the Deferred Plan), a plan established by DJO, LLC, a subsidiary of DJOFL. The Deferred Plan allows executives to save for retirement in a tax-effective way at minimal cost to DJO, LLC. Under this program, amounts deferred by the executive are deposited into a trust for investment and eventual benefit payment. The obligations of DJO, LLC under the Deferred Plan are unsecured obligations to pay deferred compensation in the future from the assets of the trust. Participants will have the status of unsecured general creditors with respect to the benefit obligations of the Deferred Plan, and the assets set aside in the trust for those benefits will be available to creditors of DJO, LLC in the event of bankruptcy or insolvency. Each participant may elect to defer under the Deferred Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the Deferred Plan and the trust. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the Deferred Plan, which investment options are substantially the same investment options available to participants in DJO, LLC’s 401(k) Savings Plan. The Deferred Plan also permits DJO, LLC to make contributions to the Deferred Plan, including matching contributions, at its discretion, but no such contributions have been made to date. To the extent that Company contributions are made to the Deferred Plan, the Committee may impose vesting criteria to aid in the employment retention of participants. A participant’s eventual benefit will depend on his or her level of contributions, DJO, LLC’s contributions, if any, and the investment performance of the particular investment options selected. The following table sets forth information for each of the NEOs who participated in DJO, LLC’s Nonqualified Deferred Compensation Plan during 2010.

Name	Executive Contributions in 2010 (1)	Registrant Contributions in 2010	Aggregate Earnings in 2010	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2010
Leslie H. Cross	$—	$—	$—	$—	$—
Vickie L. Capps	—	—	—	—	—
Luke T. Faulstick	—	—	—	—	—
Donald M. Roberts	24,599	—	25,283	—	192,785
Andrew P. Holman	—	—	—	—	—

(1)

Amounts deferred by the executive under the Deferred Plan have been reported as 2010 compensation to such executive in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco. Amounts included in aggregate earnings are not required to be included in Summary Compensation table above.

Potential Payments Upon Termination or Change-in-Control

As of December 31, 2010, the NEOs were not party to any employment contracts or arrangements that provided for payment at, following or in connection with any termination, including without limitation, resignation, severance, retirement, death or constructive termination of the NEO, or a change in control of the Company. On February 25, 2011, the Compensation Committee of the Board of Directors approved the forms of a Retention Agreement and a Severance Agreement to be entered into with the Company’s executive officers other than Mr. Cross. In January 21, 2011, the Company entered into the Separation Agreement with Mr. Cross. In April 2010, DJO, LLC entered into the Retention Agreement with Mr. Holman. The terms of these agreements are described in “Retention Agreement for Mr. Holman”, “2011 Retention Agreements and Severance Agreements” and “Future Retirement of Mr. Cross” in “Equity Compensation Awards” in “Compensation Disclosure and Analysis” above.

The options granted to our executive officers and other members of management contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market Return or Enhanced Market Return Tranches, the vesting of which requires the achievement of the minimum IRR and minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO.

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

The standard compensation package for directors who are not employed by the Company or by any Blackstone-controlled entity (Eligible Directors), namely Messrs. Braginsky, Hildebrand, Howe, and LaViolette, consists of an annual fee for each such director, a per meeting fee and stock option grants. Each of the Eligible Directors is paid an annual fee of $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the other members of the Audit Committee (who are Eligible Directors) receive an annual fee of $15,000. The Eligible Directors were also eligible for annual option awards under the 2007 Stock Incentive Plan. In February 2010, the Compensation Committee awarded Messrs. Braginsky, Hildebrand, Howe and LaViolette options to purchase 4,600 shares of common stock with an exercise price of $16.46 per share, which was determined to be the fair market value of such shares on the date of grant. These options are scheduled to vest in one-third annual increments beginning the first anniversary of the date of grant and any shares issued on exercise of such options will be subject to a Management Stockholders Agreement.

Pursuant to the Separation Agreement with Mr. Cross, upon the effective date of Mr. Cross’ retirement as CEO on the earlier of June 30, 2011 or the hiring of a new CEO, Mr. Cross will serve as Chairman of the Board until at least December 31, 2011. The Separation Agreement provides for payment of a monthly fee of $49,218.77 for his service as Chairman until December 31, 2011 and if he is reappointed Chairman for 2012, an annual fee of $200,000, payable in monthly installments. Mr. Cross will not receive any other fees or equity.

The following table sets forth the compensation earned by our non-employee directors for their services in 2010:

	Directors Compensation for 2010
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Chinh E. Chu	$—	$—	$—
Julia Kahr	—	—	—
Bruce McEvoy	—	—	—
Sidney Braginsky	90,000	29,766	119,766
Phillip Hildebrand	75,000	29,766	104,766
Lesley Howe	100,000	29,766	129,766
Paul LaViolette	75,000	29,766	104,776

(1)

Amounts shown for the option awards to Messrs. Braginsky, Hildebrand, Howe, and LaViolette reflect grant date fair value of options granted in 2010. A discussion of the relevant assumptions used in the valuation is contained in Note 15 to our audited consolidated financial statements contained in this Annual Report. As of December 31, 2010, Mr. Braginsky had a total of 16,050 stock options, and each of Messrs. Hildebrand, Howe, and LaViolette had 9,200 stock options.

Compensation Committee Interlocks and Insider Participation

During 2010, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. McEvoy. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

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

Chinh E. Chu (Chair)

Julia Kahr

Bruce McEvoy

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of March 3, 2011, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	98.63%
Directors and Executive Officers:
Leslie H. Cross President, Chief Executive Officer and Director	—	701,218	1.42%
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	452,147	*
Donald M. Roberts, Executive Vice President, General Counsel and Secretary	—	288,512	*
Luke T. Faulstick Executive Vice President and Chief Operating Officer	—	329,286	*
Andrew Holman Executive Vice President, Sales and Marketing, U.S. Commercial Businesses	—	16,667	*
Chinh E. Chu Chairman of the Board (4)	48,098,209	—	98.63%
Julia Kahr Director (5)	—	—	—
Sidney Braginsky Director	6,076	10,350	*
Bruce McEvoy Director (5)	—	—	—
Phillip J. Hildebrand Director	—	4,554	*
Lesley Howe Director	6,076	4,554	*
Paul LaViolette Director	—	4,554	*
All Directors and executive officers as a group	48,116,437	2,072,182	98.72%

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

(2)

Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 3, 2011 under DJO’s stock option plans. For the NEOs, this number includes the DJO Management Rollover Options which are fully vested, the portion of the Time-Based Tranche and the portion of the Market Return Tranche (when it was referred to as the Performance-Based Tranche) of options that have vested or will vest in 60 days, but no portion of the Enhanced Market Return Tranche.

(3)

Shares of common stock of DJO held by Grand Slam Holdings, LLC (BCP Holdings) may also be deemed to be beneficially owned by the following entities and persons: (i) Blackstone Capital Partners V L.P., a Delaware limited partnership (BCP V), Blackstone Family Investment Partnership V L.P., a Delaware limited partnership (BFIP), Blackstone Family Investment Partnership V-A L.P., a Delaware limited partnership (BFIP-A), and Blackstone Participation Partnership V L.P., a Delaware limited partnership (together with BCP V, BFIP and BFIP-A, the Blackstone

Partnerships), which collectively own all of the equity in BCP Holdings; (ii) Blackstone Management Associates V L.L.C., a Delaware limited liability company (BMA), the general partner of the Blackstone Partnerships; (iii) BMA V L.L.C., a Delaware limited liability company (BMA V), the sole member of BMA; and (iv) Peter G. Peterson and Stephen A. Schwarzman, the founding members and controlling persons of BMA V. Each of Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of BCP Holdings and each of the entities and individuals listed in this footnote is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.

(4)

Mr. Chu, a director of DJO, is a member of BMA V and a senior managing director of The Blackstone Group, L.P. The number of shares disclosed for Mr. Chu are also included in the above table in the number of shares disclosed for Grand Slam Holdings, LLC. Mr. Chu disclaims beneficial ownership of any shares owned or controlled by BCP Holdings, except to the extent of his pecuniary interest therein.

(5)	Ms. Kahr and Mr. McEvoy are employees of The Blackstone Group, L.P. but do not have any investment or voting control over the shares beneficially owned by BCP Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Stock Incentive Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	7,188,284	$14.77	311,716

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Stockholder’s Agreement

All members of DJO’s management who own shares of DJO common stock or options to purchase DJO common stock are parties to a Management Stockholders Agreement, dated November 3, 2006, among DJO, Grand Slam Holdings, LLC (BCP Holdings), Blackstone Capital Partners V L.P. (Blackstone), certain of its affiliates (BCP Holdings and Blackstone and its affiliates are referred to as Blackstone Parent Stockholders), and such members of DJO’s management, as amended by the First Amendment to Management Stockholders Agreement (the Management Stockholders Agreement). The Management Stockholders Agreement provides that upon termination of a management stockholder’s employment for any reason, DJO and a Blackstone Parent Stockholder may collectively exercise the right to purchase all of the shares of DJO common stock held by such management stockholder within one year after such termination (or, with respect to shares purchased upon exercise of options after termination of employment, one year following such exercise). If a management stockholder is terminated for cause (as defined in the Agreement), or voluntarily terminates their employment and such termination would have constituted a termination for cause if it would have been initiated by DJO, and DJO or a Blackstone Parent Stockholder exercises its call rights after such termination, the management stockholder would receive the lower of fair market value or cost for the management stockholder’s callable shares. In the case of all other terminations of employment, the management stockholder would receive fair market value for such shares.

The Management Stockholders Agreement imposes significant restrictions on transfers of shares of DJO’s common stock held by management stockholders and provides a right of first refusal to DJO or Blackstone, if DJO fails to exercise such right, on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a qualified public offering (as such term is defined in that agreement) of DJO. In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

All parties receiving an award of stock options, including all DJO directors who have been granted options, as well as all purchasers of common stock in DJO’s private stock offering in 2010, are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

In connection with the DJO Merger, on November 20, 2007, DJO and Blackstone Management Partners V L.L.C. (BMP) amended and restated the transaction and monitoring fee agreement in existence at that time (the Old Transaction and Monitoring Fee Agreement) between them, with effect from and after the closing of the DJO Merger (such agreement, as amended and restated, the New Transaction and Monitoring Fee Agreement).

Under the New Transaction and Monitoring Fee Agreement, DJO paid BMP, at the closing of the DJO Merger, a $15.0 million transaction fee and $0.6 million for related expenses. Also pursuant to this agreement, at the closing of the DJO Merger, DJO paid Blackstone Advisory Services, L.P., an affiliate of BMP (BAS), a $3.0 million advisory fee in consideration of the provision of certain strategic and other advice and assistance by BAS on behalf of BMP.

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

The New Transaction and Monitoring Fee Agreement also provides, on substantially the same terms and conditions as the Old Transaction and Monitoring Fee Agreement, that:

•                  at any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of its assets or an initial public offering of common stock of DJO or its successor, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the agreement, assuming a hypothetical termination date of the agreement to be November 2019;

•                  the New Transaction and Monitoring Fee Agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually agree; and

•                  DJO will indemnify BMP and its affiliates, and their respective partners, members, shareholders, directors, officers, employees, agents and representatives from and against all liabilities relating to the services performed under the Old Transaction and Monitoring Fee Agreement or by the New Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates and their respective representatives of the services contemplated by, each such agreement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2010 and 2009 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2010	2009

Audit fees	$1,288,116	$1,120,528
Audit-related fees	36,820	25,156
Tax fees	—	25,000
All other fees	100,806	193,759

Audit Fees:  Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2010, audit fees included fees related to the sale and registered exchange offer of $100.0 million 10.875% Senior Notes, and the sale of $300.0 million of 9.75% Senior Subordinated Notes.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2010 and 2009 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

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

Audit-related services are services that are reasonably related to the performance of the audit or review of our financial statements or traditionally performed by the independent auditors. Examples of audit-related services include employee benefit and compensation plan audits, due diligence related to mergers and acquisitions, attestations by the auditors that are not required by statute or regulation, consulting on financial accounting and reporting standards, internal controls, and consultations related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. All audit-related services must be specifically pre-approved by the audit committee.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report:

1.         The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•                  Report of Independent Registered Public Accounting Firm.

•                  Consolidated Balance Sheets at December 31, 2010 and 2009.

•                  Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

•                  Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008.

•                  Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2010, 2009 and 2008.

•                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

•                  Notes to Consolidated Financial Statements.

2.         Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.               Exhibits:

2.1

Agreement and Plan of Merger, dated as of July 15, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC and Encore Medical LLC) (DJOFL), Reaction Acquisition Merger Sub, Inc., and DJO Opco Holdings Inc. (f/k/a DJO Incorporated) (DJO Opco) (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on July 20, 2007).

2.2+	Stock Purchase Agreement, dated January 4, 2011, among DJO, LLC, Elastic Therapy, Inc., the Sellers listed therein and Burke H. Ramsay as Seller Representative.

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

4.1

Indenture, dated November 20, 2007, among DJOFL, DJO Finance Corporation (DJO Finco), the Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.2

Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.3

Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC (DJO Holdings) and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.4

Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

4.5

First Supplemental Indenture, dated as of January 20, 2010, by and among DJOFL, DJO Finco, the guarantors party thereto and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

4.6	Form of 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

4.7

Registration Rights Agreement, dated as of January 20, 2010, by and among DJOFL, DJO Finco, the guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

4.8

Indenture, dated October 18, 2010 among DJOFL, DJO Finco, the Guarantors party thereto and the Bank of New York Mellon, as Trustee, governing the 9.75% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

4.9

Registration Rights Agreement, dated October 18, 2010, among DJOFL, DJO Finco, the Guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010)

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2008 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.4*+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2008.

10.5*+	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2008.

10.6*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2009.

10.7*+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2009.

10.8*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2010 and later.

10.9*

Form of DJO Incorporated Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.10*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.11*

Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.12*

Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.13

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO (f/k/a ReAble Therapeutics Inc., and Encore Medical Corporation), certain Blackstone affiliates, and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.14

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone affiliates and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.15

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.16

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.17

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.18

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.19

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.20

Office/Light Manufacturing Lease, dated June 14, 2996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.21

Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.22

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.23

Asset Purchase Agreement, dated June 12, 2009, by and between Patterson Medical Supply, Inc. and Empi, Inc. (incorporated by reference to Exhibit 2.1 to DJOFL’s Quarterly Report on Form 10-Q, for the quarter ended June 27, 2009, filed on July 31, 2009).

10.24

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

10.25

Amendment No. 2, dated as of October 7, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

10.26+

Amendment No. 3, dated as of February 18, 2011, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto.

10.27*+	Director Arrangement, Separation Agreement and General Release, dated January 21, 2011, between DJO and Leslie H. Cross.

10.28*+	Amended and Restated Retention and Relocation Bonus Agreement dated as of April 1, 2010, between DJO, LLC and Andrew Holman.

10.29*+	Form of Retention Bonus Agreement approved by Compensation Committee on February 25, 2011, to be entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman.

10.30*+

Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, to be entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman.

12+	Computation of Ratio of Earnings to Fixed Charges

21+	Subsidiaries of DJO Finance LLC

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Balance as of December 31, 2007	$32,214	$203	$51,343
Provision	26,022	255	161,492
Write-offs, net of recoveries	(22,082)	(91)	(147,334)
Balance as of December 31, 2008	36,154	367	65,501
Provision	34,793	111	163,616
Write-offs, net of recoveries	(22,951)	(168)	(155,267)
Balance as of December 31, 2009	47,996	310	73,850
Provision	33,016	61	176,917
Write-offs, net of recoveries	(27,936)	(371)	(192,069)
Balance as of December 31, 2010	$53,076	$—	$58,698

(1)   Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011	DJO FINANCE LLC

	By:	/s/ Leslie H. Cross
Leslie H. Cross
President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Manager	March 3, 2011
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Executive Vice President, Chief Financial Officer, Treasurer and Manager	March 3, 2011
Vickie L. Capps	(Principal Financial and Accounting Officer)

/s/ Donald M. Roberts	Executive Vice President, General Counsel, Secretary and Manager	March 3, 2011
Donald M. Roberts