Form 10-Q
period 2011-04-02
DJO Finance LLC
filed 2011-05-16
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to filing requirements)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐ (Note: The registrant has not yet been phased into the interactive data requirements)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 16, 2011, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	April 2, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$38,591	$38,132
Accounts receivable, net	160,472	145,523
Inventories, net	111,535	103,100
Deferred tax assets, net	47,984	48,061
Prepaid expenses and other current assets	23,253	23,419
Total current assets	381,835	358,235
Property and equipment, net	93,903	85,020
Goodwill	1,221,206	1,188,887
Intangible assets, net	1,121,722	1,110,841
Other assets	35,798	36,807
Total assets	$2,854,464	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$55,782	$48,947
Accrued interest	41,583	15,578
Current portion of debt and capital lease obligations	8,822	8,821
Other current liabilities	94,365	81,709
Total current liabilities	200,552	155,055
Long-term debt and capital lease obligations	1,856,245	1,816,291
Deferred tax liabilities, net	294,606	289,913
Other long-term liabilities	12,523	11,712
Total liabilities	2,363,926	2,272,971

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	829,900	830,994
Accumulated deficit	(346,046)	(324,807)
Accumulated other comprehensive income (loss)	4,203	(2,048)
Total membership equity	488,057	504,139
Noncontrolling interests	2,481	2,680
Total equity	490,538	506,819
Total liabilities and equity	$2,854,464	$2,779,790

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net sales	$249,711	$240,076
Cost of sales (exclusive of amortization of intangible assets of $9,358 and $8,919 for the three months ended April 2, 2011 and April 3, 2010, respectively)	93,156	87,354
Gross profit	156,555	152,722

Operating expenses:
Selling, general and administrative	117,064	110,526
Research and development	7,143	5,571
Amortization of intangible assets	20,429	19,054
	144,636	135,151
Operating income	11,919	17,571

Other income (expense):
Interest expense	(41,127)	(40,439)
Interest income	110	80
Loss on modification of debt	(2,065)	(1,096)
Other income, net	2,772	316
	(40,310)	(41,139)
Loss before income taxes	(28,391)	(23,568)
Income tax benefit (expense)	7,467	(9,768)
Net loss	(20,924)	(33,336)
Net income attributable to noncontrolling interests	(315)	(322)
Net loss attributable to DJO Finance LLC	$(21,239)	$(33,658)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	(loss) income	equity	interests	equity

Balance at December 31, 2010	$830,994	$(324,807)	$(2,048)	$504,139	$2,680	$506,819
Net loss	—	(21,239)	—	(21,239)	315	(20,924)
Other comprehensive income, net of taxes	—	—	6,251	6,251	168	6,419
Agreement to repurchase rollover options	(2,000)	—	—	(2,000)	—	(2,000)
Stock-based compensation	906	—	—	906	—	906
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(682)	(682)
Balance at April 2, 2011	$829,900	$(346,046)	$4,203	$488,057	$2,481	$490,538

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010

Net loss	$(20,924)	$(33,336)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $(3,461) and $4,770 for the three months ended April 2, 2011 and April 3, 2010, respectively	5,473	(7,430)
Unrealized loss on cash flow hedges, net of tax benefit of $92 and $1,495 for the three months ended April 2, 2011 and April 3, 2010, respectively	(145)	(2,328)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $690 and $1,249 for the three months ended April 2, 2011 and April 3, 2010, respectively	1,091	1,946
Other comprehensive income (loss)	6,419	(7,812)
Comprehensive loss	(14,505)	(41,148)
Comprehensive income attributable to noncontrolling interests	(483)	(198)
Comprehensive loss attributable to DJO Finance LLC	$(14,988)	$(41,346)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash Flows From Operating Activities:
Net loss	$(20,924)	$(33,336)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,757	6,795
Amortization of intangible assets	20,429	19,054
Amortization of debt issuance costs and non-cash interest expense	1,959	5,313
Stock-based compensation expense	906	495
Loss on disposal of assets, net	236	494
Deferred income tax (benefit) expense	(8,410)	8,736
Provision for doubtful accounts and sales returns	6,351	8,957
Inventory reserves	1,846	1,727
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(14,940)	(14,515)
Inventories	(5,409)	(905)
Prepaid expenses and other assets	1,102	(11,582)
Accrued interest	26,001	26,013
Accounts payable and other current liabilities	13,260	2,614
Net cash provided by operating activities	29,164	19,860

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	(59,644)	(810)
Purchases of property and equipment	(9,841)	(4,111)
Other investing activities, net	285	(524)
Net cash used in investing activities	(69,200)	(5,445)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	57,000	105,130
Repayments of debt and capital lease obligations	(17,207)	(106,411)
Payment of debt issuance costs	(23)	(3,097)
Dividend paid by subsidiary to owners of noncontrolling interests	(682)	(529)
Net cash provided by (used in) financing activities	39,088	(4,907)
Effect of exchange rate changes on cash and cash equivalents	1,407	(80)
Net increase in cash and cash equivalents	459	9,428
Cash and cash equivalents at beginning of period	38,132	44,611
Cash and cash equivalents at end of period	$38,591	$54,039

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,020	$11,331
Cash paid (refunded) for taxes, net	$(5,767)	$1,602

Non-cash investing and financing activities:
Increase in other current liabilities in connection with agreement to repurchase rollover options	$2,000	$—
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$602	$2,275
Increase in other current liabilities in connection with acquisition of ETI	$616	—

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a global developer, manufacturer and distributor of medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Substantially all business activities of DJO Global, Inc. (DJO) are conducted by DJO Finance LLC (DJOFL) and its wholly owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended April 2, 2011 and April 3, 2010 included 65 shipping days and 64 shipping days, respectively.

Segment Reporting

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to ETI, Circle City and BetterBraces.com, from their respective dates of acquisition (See Note 2). This change had no impact on previously reported segment information.

We market and distribute our products through four operating segments, Recovery Sciences, Bracing and Vascular, Surgical Implant, and International. Our Recovery Sciences, Bracing and Vascular and Surgical Implant segments generate their revenues within the United States. Our Recovery Sciences Segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products, and clinical therapy equipment. Our Bracing and Vascular Segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products. Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 15 for additional information about our reportable segments.

Use of Estimates

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

Basis of Presentation

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

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

We do not believe that any recently issued accounting standards will have a material impact on our condensed consolidated financial statements.

2.  ACQUISITIONS

We account for acquisitions in accordance with the acquisition method of accounting, with the results of operations attributable to each acquisition included in our condensed consolidated financial statements from the date of acquisition. During the three months ended April 2, 2011 we made the following acquisitions, all of which are included in our Bracing and Vascular Segment with the exception of the international activities of ETI which are included in our International Segment:

On January 4, 2011, we entered into a stock purchase agreement with Elastic Therapy, Inc. (ETI) and its shareholders and completed the purchase of all of the outstanding shares of capital stock of ETI. ETI is a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million, of which a total of $3.6 million was deposited in escrow for up to one year to fund indemnity claims. An additional $1.0 million was deposited in escrow for the retention of certain key employees. Direct acquisition costs associated with the ETI acquisition of $0.3 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. The acquisition was financed using cash on hand, and a draw of $35 million on our revolving line of credit. On January 5, 2011, we converted ETI to a limited liability company.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com) which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. Of the total purchase price, $1.8 million was paid in cash at closing, $0.4 million was offset against accounts receivable due from the seller, $0.5 million was retained to fully repay outstanding principal and accrued interest due from the seller under a revolving convertible promissory note, and $0.3 million was held back as security for potential indemnification claims, and will be paid to the seller in February 2012 if there are no such claims. The acquisition was financed using cash on hand.

On March 10, 2011, we entered into an asset purchase agreement with Circle City Medical, Inc. (Circle City) and its sole shareholder and completed the purchase of substantially all of the assets of Circle City. Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. An additional $1.3 million was deposited into escrow for the retention of a key employee. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit.

Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This royalty payment was recognized separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned.

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

	ETI	BetterBraces.com	Circle City	Weighted Average Useful Life (years)
Cash	$817	$—	$—
Accounts receivable	3,690	—	572
Inventory	2,133	—	1,736
Other current assets	1,542	—	—
Property and equipment	7,230	—	—
Other non-current assets	394	—	—
Liabilities assumed	(11,421)	—	(406)
Identifiable intangible assets (1):
Customer-based	13,400	75	3,700	6.5
Technology-based	6,000	1,120	—	4.7
Non-compete	1,600	185	200	4.0
Trademarks and trade names	—	50	1,400	9.7
Goodwill (2)	21,021	1,570	4,469
Total purchase price	$46,406	$3,000	$11,671

(1)     The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $27.7 million. An aggregate value of $17.2 million was assigned to customer relationships with major pharmaceutical and home healthcare distributors, and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. An aggregate value of $7.1 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. A value of $2.0 million was assigned to non-compete agreements entered into with certain executive officers and senior management by estimating the present value of the cash flows associated with having these agreements in place. An aggregate value of $1.4 million was assigned to trademarks and trade names, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.

(2)     Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Among the factors which resulted in the recognition of goodwill for ETI were expected benefits from the vertical integration into the ETI facility of products we currently outsource to a third party manufacturer and expected cost savings related to the implementation of lean manufacturing methodology. Among the factors which resulted in the recognition of goodwill for BetterBraces.com were expected cost savings resulting from production and distribution efficiencies and from reduction of redundant general and administrative expenses. Among the factors which resulted in the recognition of goodwill for Circle City were consolidation of warehouse facilities and expected cost savings from reduction of redundant general and administrative expenses. Goodwill related to our BetterBraces.com and Circle City acquisitions is expected to be deductible for tax purposes.

Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions individually and in the aggregate, were not material to our consolidated financial results.

3.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance, beginning of period	$53,076	$48,306
Provision for doubtful accounts and sales returns	6,351	8,957
Write-offs, net of recoveries	(10,488)	(6,322)
Balance, end of period	$48,939	$50,941

4.  INVENTORIES

Inventories consist of the following (in thousands):

	April 2, 2011	December 31, 2010
Components and raw materials	$31,223	$27,287
Work in process	6,963	5,478
Finished goods	61,543	60,596
Inventory held on consignment	25,320	22,592
	125,049	115,953
Less inventory reserves	(13,514)	(12,853)
	$111,535	$103,100

As of April 2, 2011, $1.5 million and $1.7 million relate to inventory acquired through our acquisitions of ETI and Circle City, respectively (see Note 2).

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Balance, beginning of period	$12,853	$12,511
Provision charged to cost of sales	1,846	1,727
Write-offs, net of recoveries	(1,185)	(3,510)
Balance, end of period	$13,514	$10,728

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5.  LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the three months ended April 2, 2011 are presented below (in thousands):

Balance, beginning of period	$1,188,887
Acquisitions (see Note 2)	27,060
Translation adjustments	5,259
Balance, end of period	$1,221,206

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

April 2, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer-based	$506,001	$(142,617)	$363,384
Technology-based	456,322	(129,535)	326,787
Trademarks and trade names	1,450	(20)	1,430
	$963,773	$(272,172)	691,601
Indefinite-lived intangible assets:
Trademarks and trade names			430,121
Net identifiable intangible assets			$1,121,722

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer-based	$485,363	$(130,973)	$354,390
Technology-based	447,437	(119,985)	327,452
	$932,800	$(250,958)	681,842
Indefinite-lived intangible assets:
Trademarks and trade names			428,999
Net identifiable intangible assets			$1,110,841

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 11.1 years for technology-based assets, 9.7 years for trademarks and trade names and 8.8 years for customer-based assets. Based on our amortizable intangible asset balance as of April 2, 2011, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2011	$61,876
2012	81,198
2013	75,249
2014	73,185
2015	68,701
Thereafter	331,392
$691,601

6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	April 2, 2011	December 31, 2010
Wages and related expenses	$30,888	$23,723
Commissions and royalties	10,521	12,138
Interest rate swap derivatives	5,163	6,707
Other accrued liabilities	47,793	39,141
	$94,365	$81,709

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

Information regarding our interest rate swap agreements as of April 2, 2011 is presented below (in thousands):

Maturity Date	Notional Amount	Pay Fixed	Receive Floating	Estimated loss expected to be reclassified into earnings within the next twelve months
December 2011	$75,000	2.55%	1 month LIBOR	$1,272
December 2011	75,000	2.60%	1 month LIBOR	1,301
December 2011	75,000	2.585%	1 month LIBOR	1,292
December 2011	75,000	2.595%	1 month LIBOR	1,298
				$5,163

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. Foreign exchange forward contracts as of April 2, 2011 expire weekly through June 2011. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income, net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional and fair value of our foreign exchange forward contracts is presented in the table below (in thousands):

April 2, 2011			December 31, 2010
Notional Value MXP	Notional Value USD	Fair Value USD	Notional Value MXP	Notional Value USD	Fair Value USD
19,500	$1,437	$1,640	116,910	$9,054	$9,428

The following table summarizes the fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	April 2, 2011	December 31, 2010
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$203	$374

Derivative Liabilities:
Current portion of interest rate swap agreements designated as cash flow hedges	Other current liabilities	$5,163	$6,707

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended
	Location of loss	April 2, 2011	April 3, 2010
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(1,780)	$(3,195)
Foreign exchange forward contracts not designated as hedges	Other income, net	(171)	1,039
		$(1,951)	$(2,156)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Interest rate swaps designated as cash flow hedges	$236	$3,823

As of April 2, 2011, the cumulative amount included in accumulated other comprehensive income (loss) related to derivative instruments designated as cash flow hedges was $3.2 million (net of tax).

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

As of April 2, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$203	$—	$203

Total Liabilities:
Interest rate swap agreements designated as cash flow hedge	$—	$5,163	$—	$5,163

As of December 31, 2010
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$374	$—	$374

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$6,707	$—	$6,707

(1)          Fair value measurements based on quoted prices in active markets for identical assets or liabilities.

(2)          Fair value measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

(3)          No observable valuation inputs in the market.

9.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	April 2, 2011	December 31, 2010
Senior Secured Credit Facility:
$100.0 million revolving credit facility	$42,000	$—
Term loan facility, net of unamortized original issue discount of $5.6 million and $6.0 million, respectively	843,979	845,792
10.875% Senior Notes, including unamortized original issue premium of $4.0 million and $4.2 million, respectively	679,017	679,239
9.75% Senior Subordinated Notes	300,000	300,000
Capital lease obligations and other	71	81
Total debt and capital lease obligations	1,865,067	1,825,112
Current maturities	(8,822)	(8,821)
Long-term debt and capital lease obligations	$1,856,245	$1,816,291

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. We are amortizing the $12.6 million discount using the effective interest method, thereby increasing the reported outstanding balance through the maturity date.

We have subsequently entered into three amendments to the Senior Secured Credit Facility. The first amendment, entered into in January 2010 permitted us to issue $100.0 million in aggregate principal amount of new 10.875% senior notes, as long as the net cash proceeds were used to make a voluntary prepayment of the term loans. In connection with this amendment, we incurred $1.1 million of arrangement and lender consent fees, which are included in loss on modification of debt in our unaudited condensed consolidated statement of operations. The second amendment, entered into in October 2010 permitted us to issue $300. 0 million of new senior subordinated notes and repurchase or redeem all of our then existing 11.75% senior subordinated notes, prepay a portion of the term loans under our Senior Secured Credit Facility and pay related premiums, fees and expenses, all without utilizing existing debt incurrence capacity under our Senior Secured Credit Facility.

The third amendment, entered into in February 2011 increased the Total Leverage Ratio limitation in the Permitted Acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a Permitted Acquisition. The Permitted Acquisitions covenant has no limit on the dollar amount of acquisitions we are permitted to make, as long as the acquired entity becomes a loan party under the Senior Secured Credit Facility, and we are in compliance with this 7.0x total net leverage ratio requirement, with our senior secured leverage ratio requirement, and are not in default. In connection with this amendment, we incurred $2.1 million of expenses which are included in loss on modification of debt in our unaudited condensed consolidated statement of operations.

As of April 2, 2011 the market values of our term loan facility and revolving credit facility were $843.2 million and $39.5 million, respectively. We determine market value using trading prices for our credit facilities on or near that date.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuance or incurrence of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs. We were not required to make any prepayments in 2011 related to our 2010 excess cash flow calculation.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.50:1 for the trailing twelve months ended April 2, 2011, stepping down to 3.25:1 at the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of April 2, 2011, our maximum senior secured leverage ratio was 3.14:1, and we were in compliance with all other applicable covenants.

10.875% Senior Notes

On November 20, 2007 and January 20, 2010, DJOFL and DJO Finance Corporation (DJO Finco) (collectively, the Issuers) issued 10.875% Senior Notes due 2014, with an aggregate principal amount of $575.0 million and $100.0 million, respectively (the 10.875% Notes), under an agreement dated as of November 20, 2007 (the 10.875% Indenture) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. The $100.0 million of 10.875% Notes were issued at a 5.0% premium, and we are amortizing the premium over the term of notes using the effective interest method, thereby decreasing the reported outstanding balance through the maturity date.

As of April 2, 2011, the market value of the 10.875% Notes was $739.1 million. We determine market value using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of April 2, 2011, we were in compliance with all applicable covenants.

9.75% Senior Subordinated Notes

On October 18, 2010, the Issuers issued $300.0 million aggregate principal amount of 9.75% senior subordinated notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or by any of DJOFL’s subsidiaries that are an obligor under DJOFL’s Senior Secured Credit Facility.

As of April 2, 2011, the market value of the 9.75% Notes was $317.3 million. We determined market value using trading prices for the 9.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 9.75% Notes.

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

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of April 2, 2011, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of April 2, 2011 and December 31, 2010, we had $32.3 million and $34.1 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the three months April 3, 2010, we incurred $3.1 million of debt issuance costs which were capitalized, in connection with the sale of $100.0 million aggregate principal of 10.875% Notes. For the three months ended April 2, 2011 and April 3, 2010, amortization of debt issuance costs was $1.8 million and $5.3 million, respectively, and was included in interest expense in our unaudited condensed consolidated statements of operations.

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

For the three months ended April 2, 2011 we recorded an income tax benefit of $7.5 million on a pre-tax loss of $28.4 million, resulting in an effective tax rate of 26.3%. For the three months ended April 3, 2010, we recorded income tax expense of $9.8 million on a pre-tax loss of $23.6 million, resulting in a negative 41.5% effective tax rate. The difference in the tax benefit and tax expense recorded during the first quarter of 2011 and the first quarter of 2010 is primarily due to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service (IRS) completed its field examination of the 2005 and 2006 tax years during the first half of 2010. The IRS has proposed material adjustments related to transaction cost, stock option, and bad debt deductions included in our 2006 tax return. We have entered into the IRS appeals process and plan on defending each of the proposed adjustments vigorously. The timing of the completion of the appeals process is unclear at this time. Should the IRS’ proposed adjustments be upheld upon completion of the appeals process, a material reduction in our currently unreserved net operating losses could result.

At December 31, 2010, our gross unrecognized tax benefits were $17.7 million. For the three months ended April 2, 2011, we increased our gross unrecognized tax benefits by $0.6 million. As of April 2, 2011, our total gross unrecognized tax benefits were $18.3 million. As of April 2, 2011, we have $2.6 million accrued for interest and penalties. To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $2.8 million of U.S. Federal tax benefit for related state income tax deductions would result. There is a reasonable possibility that the finalization of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated. The majority of our unrecognized tax benefits will impact the effective tax rate upon recognition; however, $1.2 million of unrecognized tax benefits related to prior acquisitions will impact other balance sheet accounts due to various indemnification provisions.

11.  STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (the 2007 Stock Incentive Plan), under which we are authorized to grant awards of stock, options, and other stock-based awards for up to 7,500,000 shares of Common Stock of our indirect parent, DJO, subject to adjustment in certain events.

Options issued under the 2007 Stock Incentive Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant, and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the DJO Form Option Agreement) for employee stock option awards under the 2007 Stock Incentive Plan. Under the DJO Form Option Agreement, one-third of each stock option grant will vest over a specified period of time (typically five years from the date of grant) contingent solely upon the awardees’ continued employment with us (the Time-Based Tranche). As initially adopted, another one-third of stock options were to vest over a specified performance period (typically five years) from the date of grant upon the achievement of certain pre-determined performance targets based on Adjusted EBITDA and free cash flow, as defined (the Performance-Based Tranche). As amended in March 2009, the final one-third of stock options will vest based upon achieving a minimum internal rate of return (IRR) and a minimum return of money on invested capital (MOIC), as defined; each with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (the Enhanced Market Return Tranche).

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

During the three months ended April 2, 2011 we did not grant any stock options. During the three months ended April 3, 2010, we granted 194,050 stock options with a weighted average grant date fair value of $6.61 per share for options in the Time-Based Tranche, and an exercise price of $16.46 per share.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the three months ended April 3, 2010:

Expected volatility	34.5%
Risk-free interest rate	3.0%
Expected years until exercise	6.4
Expected dividend yield	0.0%

We recorded non-cash stock-based compensation expense of $0.8 million and $0.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively, for options granted to employees. During each of the periods presented, we only recognized non-cash compensation expense for options in the Time-Based Tranche, as the performance and market components of the Market-Return and Enhanced Market-Return Tranches are not deemed probable at this time. Included in stock-based compensation expense for the three months ended April 2, 2011 is $0.3 million of incremental expense associated with the modification of the terms of options granted to an executive officer.

During each of the three months ended April 2, 2011 and April 3, 2010, we recognized non-cash compensation expense of $0.1 million for options granted to non-employees.

12. EQUITY

In connection with the DJO Merger in November 2007, certain members of DJO management elected to rollover certain options held by them that had not been exercised at or prior to the effective time of the DJO Merger. Such rollover options were converted to options to purchase 1,912,577 shares of DJO’s common stock under the 2007 Stock Incentive Plan on a tax-deferred basis (Rollover Options). The fair value of these fully vested Rollover Options was $15.2 million and was recorded as a component of the cost of the DJO Merger.

During the three months ended April 2, 2011, we entered into an agreement to repurchase a total of 355,155 shares of fully vested Rollover Options from an executive officer for total cash consideration of $2.0 million, which represents the excess of the fair market value of the shares over their exercise price. This amount is included in member capital in our unaudited condensed consolidated balance sheet as of April 2, 2011.

13.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three month periods presented, we recognized $1.75 million related to the annual monitoring fee, which is recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 80 plaintiffs, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular Segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from a large number of cases when product identification was later established showing that we did not sell the pump at issue. At present, we are named in approximately 20 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In addition, we are named in approximately 6 cases in which it appears we did not distribute the pump in issue and expect to be dismissed in the future. To date, we are aware of only two pain pump trials which have gone to verdict, one in early 2010 which involved a manufacturer whose pump we did not sell and one in September 2010 involving pain pumps that DJO sold to two plaintiffs. In the earlier trial, the plaintiff obtained a verdict of approximately $5.5 million against the manufacturer. In the second trial involving DJO, the jury rendered a verdict in favor of DJO and its manufacturer on all counts as to two plaintiffs and a verdict on all counts for the manufacturer as to a third plaintiff who had sued only the manufacturer. In the past six months, we have entered into settlements with plaintiffs in approximately 30 pain pump lawsuits. Of these, we have settled approximately 20 cases in joint settlements involving our first manufacturer and we have settled approximately 8 cases involving our second manufacturer. In each of these settlements, the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but we are seeking indemnity for the balance of our costs.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the Company and the manufacturer and by settlements. A second policy covering later policy periods has been significantly eroded by defense costs of the Company and the manufacturer and settlements, and we have been informed that no amounts remain under that policy. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

Pain Pump-Related Health Insurance Portability and Accountability Act (HIPAA) Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to any follow-up requests to the subpoena or as to the final outcome of any investigation or further action.

Cold Therapy Litigation

Since mid-2010, we have been named in seven multi-plaintiff lawsuits involving a total of 180 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of April 2, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2010 and June 30, 2011. No carriers were prepared to cover claims for this reporting period related to the pain pump products described above and therefore our current policies exclude coverage for those products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with self-insured retentions of $500,000 per claim for claims relating to our cold therapy units, $500,000 per claim for claims relating to invasive products, $75,000 per claim for claims relating to non-invasive products other than our cold therapy products, and an aggregate self-insured retention of $2.25 million. We purchased SERP coverage for our $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. Specifically, pain pump claims may be reported under the $10 million base policy for an indefinite period of time and for a period of five years under the excess layers (until such limits are eroded). We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the prior policy period). This coverage is subject to a self-insured retention of $500,000 per claim for claims related to pain pumps, which has been satisfied. Our two product liability policies prior to the policy that expired on June 30, 2010 cover claims reported between July 1, 2007 and February 15, 2008 and between February 15, 2008 and July 1, 2009, respectively. The 2007-2008 policy provides for coverage (together with excess policies) of up to a limit of $20 million and the 2008-2009 policy provides for coverage (together with excess policies) of up to a limit of $25 million. Certain of the pain pump cases described above were reported under and are covered by these two policies, with the majority of cases covered by the 2009-2010 policy. Based on the claims made to date, two defense verdicts on matters which have proceeded to trial and several settlements, we believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of our principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion has been denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and as of April 2, 2011, we cannot estimate a range of potential loss, fines or damages.

15. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to ETI, Circle City and BetterBraces.com, from their respective dates of acquisition (See Note 2). This change had no impact on previously reported segment information.

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

Bracing and Vascular Segment

Our Bracing and Vascular Segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales:
Recovery Sciences Segment	$85,158	$84,204
Bracing and Vascular Segment	78,179	75,016
International Segment	69,865	63,894
Surgical Implant Segment	16,509	16,962
	$249,711	$240,076
Gross profit:
Recovery Sciences Segment	$64,754	$62,611
Bracing and Vascular Segment	42,687	41,361
International Segment	39,549	37,729
Surgical Implant Segment	11,888	13,462
Expenses not allocated to segments and eliminations	(2,323)	(2,441)
	$156,555	$152,722
Operating income:
Recovery Sciences Segment	$23,679	$25,013
Bracing and Vascular Segment	14,396	15,635
International Segment	13,203	15,318
Surgical Implant Segment	343	2,748
Expenses not allocated to segments and eliminations	(39,702)	(41,143)
	$11,919	$17,571

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales:
United States	$179,792	$172,504
Germany	23,200	21,072
Other Europe, Middle East and Africa	27,689	25,806
Asia Pacific	5,685	6,233
Other	13,345	14,461
	$249,711	$240,076

16.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, issued the 10.875% Notes with an aggregate principal amount of $575.0 million and $100.0 million on November 20, 2007 and January 20, 2010, respectively. In October 2010, DJOFL and DJO Finco issued $300.0 million aggregate principal amount of 9.75% Notes, and used a portion of the proceeds to repurchase $200.0 million aggregate principal amount of 11.75% Notes, which were issued on November 3, 2006. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations, or engaging in any business activity. The 10.875% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee our notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of April 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,153	$2,206	$26,232	$—	$38,591
Accounts receivable, net	—	118,761	41,711	—	160,472
Inventories, net	—	92,253	26,857	(7,575)	111,535
Deferred tax assets, net	—	47,700	430	(146)	47,984
Prepaid expenses and other current assets	120	17,354	3,149	2,630	23,253
Total current assets	10,273	278,274	98,379	(5,091)	381,835
Property and equipment, net	—	85,257	14,201	(5,555)	93,903
Goodwill	—	1,135,763	116,994	(31,551)	1,221,206
Intangible assets, net	—	1,084,231	37,491	—	1,121,722
Investment in subsidiaries	1,297,699	1,674,527	151,466	(3,123,692)	—
Intercompany receivables	1,059,392	—	—	(1,059,392)	—
Other non-current assets	32,336	1,997	1,465	—	35,798
Total assets	$2,399,700	$4,260,049	$419,996	$(4,225,281)	$2,854,464

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$47,487	$8,295	$—	$55,782
Current portion of debt and capital lease obligations	8,782	40	—	—	8,822
Other current liabilities	46,646	62,236	24,673	2,393	135,948
Total current liabilities	55,428	109,763	32,968	2,393	200,552
Long-term debt and capital lease obligations	1,856,215	29	1	—	1,856,245
Deferred tax liabilities, net	—	282,522	12,084	—	294,606
Intercompany payables, net	—	852,532	206,860	(1,059,392)	—
Other long-term liabilities	—	11,921	602	—	12,523
Total liabilities	1,911,643	1,256,767	252,515	(1,056,999)	2,363,926
Noncontrolling interests	—	—	2,481	—	2,481
Total membership equity	488,057	3,003,282	165,000	(3,168,282)	488,057
Total liabilities and equity	$2,399,700	$4,260,049	$419,996	$(4,225,281)	$2,854,464

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$203,089	$65,828	$(19,206)	$249,711
Cost of sales (exclusive of amortization of intangible assets of $9,358)	—	76,175	41,577	(24,596)	93,156
Gross profit	—	126,914	24,251	5,390	156,555

Operating expenses:
Selling, general and administrative	—	94,220	22,844	—	117,064
Research and development	—	5,900	1,243	—	7,143
Amortization of intangible assets	—	19,417	1,012	—	20,429
	—	119,537	25,099	—	144,636
Operating income (loss)	—	7,377	(848)	5,390	11,919

Other income (expense):
Interest expense	(41,031)	(7)	(89)	—	(41,127)
Interest income	4	77	29	—	110
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income, net	—	1,342	1,430	—	2,772
Intercompany income (expense)	6,539	(5,765)	(1,337)	563	—
Equity in income of subsidiaries, net	15,314	—	—	(15,314)	—
	(21,239)	(4,353)	33	(14,751)	(40,310)
Income (loss) before income taxes	(21,239)	3,024	(815)	(9,361)	(28,391)
Income tax benefit (expense)	—	8,290	(823)	—	7,467
Net income (loss)	(21,239)	11,314	(1,638)	(9,361)	(20,924)
Net income attributable to noncontrolling interests	—	—	(315)	—	(315)
Net income (loss) attributable to DJOFL	$(21,239)	$11,314	$(1,953)	$(9,361)	$(21,239)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 2, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(21,239)	$11,314	$(1,638)	$(9,361)	$(20,924)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	5,450	1,304	3	6,757
Amortization of intangible assets	—	19,417	1,012	—	20,429
Amortization of debt issuance costs and non-cash interest expense	1,959	—	—	—	1,959
Stock-based compensation expense	—	906	—	—	906
Loss on disposal of assets, net	—	128	108	—	236
Deferred income tax benefit	(598)	(7,692)	(120)	—	(8,410)
Provision for doubtful accounts and sales returns	—	6,151	200	—	6,351
Inventory reserves	—	1,137	709	—	1,846
Equity in income of subsidiaries, net	(15,314)	—	—	15,314	—

Changes in operating assets and liabilities:
Accounts receivable	—	(8,399)	(6,541)	—	(14,940)
Inventories	—	(5,931)	3,803	(3,281)	(5,409)
Prepaid expenses and other assets	44	1,579	(523)	2	1,102
Accounts payable and other current liabilities	23,956	13,906	916	483	39,261
Net cash provided by (used in) operating activities	(11,192)	37,966	(770)	3,160	29,164

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(59,644)	—	—	(59,644)
Purchases of property and equipment	—	(8,151)	(1,688)	(2)	(9,841)
Other investing activities, net	—	284	1	—	285
Net cash used in investing activities	—	(67,511)	(1,687)	(2)	(69,200)

Cash Flows From Financing Activities:
Intercompany	(35,038)	31,141	7,055	(3,158)	—
Proceeds from issuance of debt	57,000	—	—	—	57,000
Repayments of debt and capital lease obligations	(17,195)	(11)	(1)	—	(17,207)
Payment of debt issuance costs	(23)	—	—	—	(23)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(682)	—	(682)
Net cash provided by financing activities	4,744	31,130	6,372	(3,158)	39,088
Effect of exchange rate changes on cash and cash equivalents	—	—	1,407	—	1,407
Net increase (decrease) in cash and cash equivalents	(6,448)	1,585	5,322	—	459
Cash and cash equivalents at beginning of period	16,601	621	20,910	—	38,132
Cash and cash equivalents at end of period	$10,153	$2,206	$26,232	$—	$38,591

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$210,811	$70,349	$(41,084)	$240,076
Cost of sales (exclusive of amortization of intangible assets of $8,919)	—	83,564	43,688	(39,898)	87,354
Gross profit	—	127,247	26,661	(1,186)	152,722
Operating expenses:
Selling, general and administrative	—	90,095	20,431	—	110,526
Research and development	—	4,732	839	—	5,571
Amortization of intangible assets	—	18,077	977	—	19,054
	—	112,904	22,247	—	135,151
Operating income	—	14,343	4,414	(1,186)	17,571

Other income (expense):
Interest expense	(40,342)	(39)	(58)	—	(40,439)
Interest income	2	47	31	—	80
Loss on modification of debt	(1,096)	—	—	—	(1,096)
Other income (expense), net	—	1,085	(731)	(38)	316
Intercompany income (expense)	25,706	(36,585)	(756)	11,635	—
Equity in loss of subsidiaries, net	(17,928)	—	—	17,928	—
	(33,658)	(35,492)	(1,514)	29,525	(41,139)
Income (loss) before income taxes	(33,658)	(21,149)	2,900	28,339	(23,568)
Income tax expense	—	(8,784)	(984)	—	(9,768)
Net income (loss)	(33,658)	(29,933)	1,916	28,339	(33,336)
Net income attributable to noncontrolling interests	—	—	(322)	—	(322)
Net income (loss) attributable to DJO Finance LLC	$(33,658)	$(29,933)	$1,594	$28,339	$(33,658)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(33,658)	$(29,933)	$1,916	$28,339	$(33,336)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	5,625	1,218	(48)	6,795
Amortization of intangible assets	—	18,077	977	—	19,054
Amortization of debt issuance costs and non-cash interest expense	5,313	—	—	—	5,313
Stock-based compensation expense	—	495	—	—	495
Loss on disposal of assets, net	—	530	30	(66)	494
Deferred income tax expense	—	8,094	642	—	8,736
Provision for doubtful accounts and sales returns	—	8,762	195	—	8,957
Inventory reserves	—	1,397	330	—	1,727
Equity in loss of subsidiaries, net	17,928	—	—	(17,928)	—

Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(10,918)	(3,597)	—	(14,515)
Inventories	—	997	(1,993)	91	(905)
Prepaid expenses and other assets	49	11,140	(22,771)	—	(11,582)
Accounts payable and other current liabilities	26,182	1,130	1,316	(1)	28,627
Net cash provided by (used in) operating activities	15,814	15,396	(21,737)	10,387	19,860

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(810)	—	—	(810)
Purchases of property and equipment	—	(3,124)	(1,724)	737	(4,111)
Other investing activities, net	—	(283)	(241)	—	(524)
Net cash used in investing activities	—	(4,217)	(1,965)	737	(5,445)

Cash Flows From Financing Activities:
Intercompany	(14,805)	4,881	21,048	(11,124)	—
Proceeds from issuance of debt	105,000	—	130	—	105,130
Repayments of debt and capital lease obligations	(105,899)	(287)	(225)	—	(106,411)
Payment of debt issuance costs	(3,097)	—	—	—	(3,097)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(529)	—	(529)
Net cash provided by (used in) financing activities	(18,801)	4,594	20,424	(11,124)	(4,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(80)	—	(80)
Net increase (decrease) in cash and cash equivalents	(2,987)	15,773	(3,358)	—	9,428
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$4,012	$33,162	$16,865	$—	$54,039

17.  SUBSEQUENT EVENTS

On April 7, 2011, the Issuers issued $300.0 million aggregate principal amount of 7.75% Senior Notes (7.75% Notes) maturing on April 15, 2018. Semi-annual interest of approximately $11.6 million, related to the 7.75% Notes will be payable in cash on April 15 and October 15 of each year, commencing on April 15, 2011, and will accrue from and including April 7, 2011. The 7.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s Senior Secured Credit Facility.

On April 7, 2011, we acquired Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), a provider of therapeutic footwear, for $258.4 million using proceeds from the 7.75% Notes. The remaining proceeds from issuance of the 7.75% Notes, along with cash on hand, were used to pay $20.3 million of fees and expenses related to the acquisition of Dr. Comfort and the issuance of the 7.75% Notes, and to repay $25.4 million of borrowings outstanding under the revolving credit facility of our Senior Secured Credit Facility. We expect to complete the initial purchase price allocation during the second quarter of 2011. Fees and expenses related to the acquisition of Dr. Comfort and the issuance of the 7.75% Notes included $3.9 million of bridge financing fees paid to Credit Suisse, and $5.0 million of transaction and advisory fees paid to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder, which we expensed in April 2011.

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

Forward Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in Part II, Item 1A of this report and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2011, describes these and other important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Overview of Business

We are a global developer, manufacturer and distributor of medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga™, DJO Surgical and Compex®.

Operating Segments

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to ETI, Circle City and BetterBraces.com, from their respective dates of acquisition. This change had no impact on previously reported segment information.

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

Bracing and Vascular Segment

Our Bracing and Vascular Segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 15 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

Recent Acquisitions

On January 4, 2011, we entered into a stock purchase agreement with Elastic Therapy, Inc. (ETI) and its shareholders and completed the purchase of all of the outstanding shares of capital stock of ETI. ETI is a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million. The domestic and international results of ETI are included within our Bracing and Vascular and International Segments, respectively.

On February 4, 2011, we purchased the assets of an e-commerce business (BetterBraces.com) which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. The results of BetterBraces.com are included within our Bracing and Vascular Segment.

On March 10, 2011, we entered into an asset purchase agreement with Circle City Medical, Inc. (Circle City) and its sole shareholder and completed the purchase of substantially all of the assets of Circle City. Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million. The results of Circle City are included within our Bracing and Vascular Segment.

On April 7, 2011, we acquired Rikco International, LLC, D/B/A Dr. Comfort, a provider of therapeutic footwear, for a total purchase price of $258.4 million (see Note 17 to our unaudited condensed consolidated financial statements). We will begin reporting the results of this business within our Bracing and Vascular Segment in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.

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

	Three Months Ended
($ in thousands)	April 2, 2011	April 3, 2010
Recovery Sciences:
Net sales	$85,158	$84,204
Gross profit	$64,754	$62,611
Gross profit margin	76.0%	74.4%
Operating income	$23,679	$25,013
Operating income as a percent of net segment sales	27.8%	29.7%

Bracing and Vascular:
Net sales	$78,179	$75,016
Gross profit	$42,687	$41,361
Gross profit margin	54.6%	55.1%
Operating income	$14,396	$15,635
Operating income as a percent of net segment sales	18.4%	20.8%

International:
Net sales	$69,865	$63,894
Gross profit	$39,549	$37,729
Gross profit margin	56.6%	59.0%
Operating income	$13,203	$15,318
Operating income as a percent of net segment sales	18.9%	24.0%

Surgical Implant:
Net sales	$16,509	$16,962
Gross profit	$11,888	$13,462
Gross profit margin	72.0%	79.4%
Operating income	$343	$2,748
Operating income as a percent of net segment sales	2.1%	16.2%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended April 2, 2011 and April 3, 2010 included 65 shipping days and 64 shipping days, respectively.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	April 2, 2011		April 3, 2010

Net sales	$249,711	100.0%	$240,076	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	93,156	37.3	87,354	36.4
Gross profit	156,555	62.7	152,722	63.6

Operating expenses:
Selling, general and administrative	117,064	46.9	110,526	46.0
Research and development	7,143	2.9	5,571	2.3
Amortization of intangible assets	20,429	8.2	19,054	7.9
	144,636	58.0	135,151	56.2
Operating income	11,919	4.7	17,571	7.4

Other income (expense):
Interest expense	(41,127)	(16.5)	(40,439)	(16.8)
Interest income	110	0.0	80	0.0
Loss on modification of debt	(2,065)	(0.8)	(1,096)	(0.5)
Other income, net	2,772	1.1	316	0.0
	(40,310)	(16.2)	(41,139)	(17.3)
Loss before income taxes	(28,391)	(11.5)	(23,568)	(9.9)
Income tax benefit (expense)	7,467	3.0	(9,768)	(4.1)
Net loss	(20,924)	(14.5)	(33,336)	(14.0)
Net income attributable to noncontrolling interest	(315)	(0.1)	(322)	(0.1)
Net loss attributable to DJO Finance LLC	$(21,239)	(14.6)%	$(33,658)	(14.1)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $9,358 and $8,919 for the three months ended April 2, 2011 and April 3, 2010, respectively.

Three Months Ended April 2, 2011 (first quarter 2011) compared to Three Months Ended April 3, 2010 (first quarter 2010)

Net Sales.  Net sales for first quarter 2011 were $249.7 million as compared to $240.1 million for first quarter 2010, representing a 4.0% increase. This increase was driven primarily by increased sales across most of our business units, including the benefit of sales from our acquisitions of ETI, BetterBraces.com, and Circle City. The following table sets forth the mix of our net sales ($ in thousands):

	2011	% of Net Sales	2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Recovery Sciences Segment	$85,158	34.1%	$84,204	35.1%	$954	1.1%
Bracing and Vascular Segment	78,179	31.3	75,016	31.3	3,163	4.2
International Segment	69,865	28.0	63,894	26.6	5,971	9.3
Surgical Implant Segment	16,509	6.6	16,962	7.0	(453)	(2.7)
	$249,711	100.0%	$240,076	100.0%	$9,635	4.0%

Net sales in our Recovery Sciences Segment were $85.2 million for first quarter 2011, and $84.2 million for first quarter 2010. The increase in sales was due to increased sales in our Regeneration business unit, partially offset by decreased sales in our Empi business unit.

Net sales in our Bracing and Vascular Segment were $78.1 million for first quarter 2011, and $75.0 million for first quarter 2010. The increase was driven by increased revenue under our soft goods contract with the Novation group purchasing organization, and sales from our newly acquired ETI, BetterBraces.com, and Circle City businesses.

Net sales in our International Segment were $69.9 million for first quarter 2011, and $63.9 million for first quarter 2010. The increase was attributable to increased sales across most product lines, including the benefit of sales from our newly acquired ETI business. In addition, sales in our International Segment were favorably impacted by foreign exchange rates in effect in during first quarter 2011, compared to foreign exchange rates in effect during first quarter 2010. The improvement in foreign exchange rates increased net sales by $0.5 million.

Net sales in our Surgical Implant Segment were $16.5 million for first quarter 2011, and $17.0 million for first quarter 2010. The decrease was primarily due to the loss of a few key customers resulting in decreased sales of our hip and knee products. These decreases were partially offset by increased sales of our shoulder products.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 62.7%, for first quarter 2011, compared to 63.6% for first quarter 2010.

Gross profit in our Recovery Sciences Segment as a percentage of net sales increased to 76.0% for first quarter 2011, from 74.4% for first quarter 2010. The increase was primarily driven by cost savings resulting from the integration of our Chattanooga business operations and a higher margin mix of products sold in this segment.

Gross profit in our Bracing and Vascular Segment as a percentage of net sales was 54.6% for first quarter 2011, compared to 55.1% for first quarter 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our International Segment as a percentage of net sales decreased to 56.6% for first quarter 2011, from 59.0% for first quarter 2010. The decrease was primarily driven by lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 72.0% for first quarter 2011, compared to 79.4% for first quarter 2010. The decrease was primarily driven by lower sales volume.

Selling, General and Administrative (SG&A). SG&A increased to $117.1 million for first quarter 2011, from $110.5 million for first quarter 2010. Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Quarter 2011	First Quarter 2010
Integration charges:
Employee severance and relocation	$845	$1,404
U.S commercial sales and marketing reorganization	792	1,922
Chattanooga integration	66	3,020
Acquisition related expenses and integration	1,202	—
CEO transition	1,327	—
Other integration	688	1,126
Litigation costs and settlements, net	1,613	1,516
Additional product liability insurance	195	845
ERP implementation	9,630	3,277
	$16,358	$13,110

Research and Development (R&D).  R&D increased to $7.1 million for first quarter 2011, from $5.6 million for first quarter 2010. As a percentage of net sales, R&D increased to 2.9% for first quarter 2011, from 2.3% for first quarter 2010. First quarter 2011 included $0.9 million related to the write off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $20.4 million and $19.1 million for first quarter 2011 and first quarter 2010, respectively.

Interest Expense.  Interest expense was $41.1 million for first quarter 2011, and $40.4 million for first quarter 2010. Lower weighted average interest rates on outstanding borrowings during first quarter 2011, as compared to first quarter 2010 were offset by an increase in the total amount of outstanding borrowings.

Loss on Modification of Debt.  During first quarter 2011 and first quarter 2010, we recognized $2.1 million and $1.1 million of expenses, respectively, related to amendments to our Senior Secured Credit Facility.

Other Income, Net.  Other income was $2.8 million and $0.3 million for first quarter 2011 and first quarter 2010, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit (Expense).  For first quarter 2011, we recorded an income tax benefit of $7.5 million on a pre-tax loss of $28.4 million, resulting in an effective tax rate of 26.3%. For first quarter 2010, we recorded income tax expense of $9.8 million on a pre-tax loss of $23.6 million. The difference in the tax benefit and tax expense recorded during first quarter 2011 and first quarter 2010 is primarily attributable to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of April 2, 2011, our primary source of liquidity consisted of cash and cash equivalents totaling $38.6 million and our $100.0 million revolving credit facility, of which $58.0 million was available as of April 2, 2011. Working capital at April 2, 2011 was $181.3 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First Quarter 2011	First Quarter 2010
Cash provided by operating activities	$29,164	$19,860
Cash used in investing activities	(69,200)	(5,445)
Cash provided by (used in) financing activities	39,088	(4,907)
Effect of exchange rate changes on cash and cash equivalents	1,407	(80)
Net increase in cash and cash equivalents	$459	$9,428

Cash Flows

Operating activities provided cash of $29.2 million in first quarter 2011, and $19.9 million in first quarter 2010. Cash provided by operating activities for both periods primarily reflected our net loss, adjusted for non-cash expenses. Cash paid for interest was $9.0 million and $11.3 million in first quarter 2011 and first quarter 2010, respectively.

Investing activities used $69.2 million and $5.4 million of cash in first quarter 2011 and first quarter 2010, respectively. Cash used in investing activities for first quarter 2011 primarily consisted of $59.6 million of net cash paid for acquisitions, including $44.9 million, $11.7 million, and $3.0 million for the acquisitions of ETI, Circle City, and BetterBraces.com, respectively. In addition, investing activities used $9.8 million of cash in first quarter 2011 for purchases of property and equipment, including $2.4 million paid for our ERP system. Cash used in investing activities for first quarter 2010 included $4.1 million for purchases of property and equipment, which was primarily related to our ERP system, and a $0.8 million payment related to an earn-out provision associated with our 2009 acquisition of an Australian distributor.

Financing activities provided $39.1 million of cash for first quarter 2011 and used $4.9 million of cash for first quarter 2010. Cash provided by financing activities in first quarter 2011 was primarily related to net borrowings of $42.0 million from our revolving credit facility which, together with cash on hand, were used to fund the acquisitions of ETI and Circle City. Cash used in financing activities for first quarter 2010 consisted primarily of long-term debt payments of $106.4 million and the payment of $3.1 million in debt issuance costs incurred in connection with the issuance of our $100.0 million aggregate principal of 10.875% Senior Notes, which was partially offset by proceeds of $105.1 million primarily from the 10.875% Senior Notes.

For the remainder of 2011, we expect to spend total cash of approximately $175.0 million for the following:

• $34.3 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• $73.4 million for scheduled interest payments on our 10.875% senior notes;

• $29.0 million for scheduled interest payments on our 9.75% senior subordinated notes;

• $12.1 million for scheduled interest payments on our 7.75% senior notes issued on April 7, 2011; and

• $26.2 million for capital expenditures, including $5.3 million for our ERP system.

Indebtedness

As of April 2, 2011, total indebtedness was $1,866.7 million, exclusive of net unamortized original issue discount of $1.6 million.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. As of April 2, 2011, the balance outstanding under the term loan facility was $849.6 million, exclusive of $5.6 million of unamortized original issue discount, and there was $42.0 million of borrowings outstanding under the revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 7 to our unaudited condensed consolidated financial statements). As of April 2, 2011, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.03%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio of consolidated senior secured debt to Adjusted EBITDA of 3.50:1 stepping down to 3.25:1 at the end of 2011. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus (income) loss from discontinued operations, interest expense, net, income tax benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures governing our 10.875% Notes and 9.75% Notes. Adjusted EBITDA is a material component of these covenants. As of April 2, 2011, our actual senior secured leverage ratio was within the required ratio at 3.14:1.

Adjusted EBITDA should not be considered as an alternative to net income (loss) or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

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

Under the Indentures governing our 10.875% Notes and our 9.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended April 2, 2011, measured on that date, was 1.82:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of April 2, 2011:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.50:1	3.14:1
10.875% Senior Notes and 9.75% Senior Subordinated Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.82:1

As described above, our Senior Secured Credit Facility and the Indentures governing the 10.875% Notes and the 9.75% Notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended April 2, 2011 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended April 2, 2011	Twelve Months Ended April 2, 2011

Net loss attributable to DJO Finance LLC	$(21,239)	$(39,188)
Interest expense, net	41,017	155,529
Income tax benefit	(7,467)	(50,915)
Depreciation and amortization	27,186	104,856
Non-cash charges (a)	1,459	4,428
Non-recurring and integration charges (b)	16,490	59,398
Other adjustment items, before adjustments applicable for the twelve month period only (c)	1,424	25,567
Adjusted EBITDA before other adjustment items applicable to the twelve month period only	58,870	259,675

Other adjustment items applicable to the twelve month period only (d)
Pre-acquisition Adjusted EBITDA	—	5,534
Future cost savings	—	4,744
Adjusted EBITDA	$58,870	$269,953

(a)                   Non-cash charges are comprised of the following (in thousands):

	Three Months Ended April 2, 2011	Twelve Months Ended April 2, 2011

Stock based compensation expense	$906	$2,299
Impairment of Chattanooga assets held for sale	—	1,147
Purchase accounting adjustments	557	557
Loss (gain) on disposal of assets, net	(4)	425
Total non-cash charges	$1,459	$4,428

(b)          Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended April 2, 2011	Twelve Months Ended April 2, 2011

Integration charges:
U.S. commercial sales and marketing reorganization	$1,320	$8,294
Chattanooga integration	72	2,790
CEO transition	1,327	1,327
Acquisition related expenses and integration (1)	1,202	1,202
Other integration	1,131	5,873
Litigation costs and settlements, net	1,613	6,158
Additional products liability insurance (2)	195	10,488
ERP implementation	9,630	23,266
Total non-recurring and integration charges	$16,490	$59,398

(1)          Consists of direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(2)          Primarily consists of insurance premiums related to a supplemental five-year extended reporting period for product liability claims related to our discontinued pain pump products, for which annual insurance coverage was not renewed.

(c)          Other adjustment items are comprised of the following (in thousands):

	Three Months Ended April 2, 2011	Twelve Months Ended April 2, 2011

Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	315	850
Loss on modification and extinguishment of debt (1)	2,065	20,767
Other (2)	(2,706)	(3,050)
Total other adjustment items	$1,424	$25,567

(1)           Loss on modification of debt for the three months ended April 2, 2011 is comprised of fees and expenses associated with the February 2011 amendment of our Senior Secured Credit Facility, which increased the total net leverage ratio limitation in the permitted acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a permitted acquisition. The twelve months ended April 2, 2011 also included $13.0 million of premiums, $4.3 million for non-cash write-off of unamortized debt issuance costs and $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010.

(2)           Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)                   Other adjustment items applicable for the twelve month period only include pre-acquisition Adjusted EBITDA and future cost savings related to the acquisitions of ETI, Circle City, and BetterBraces.com. Pre-acquisition Adjusted EBITDA also includes the acquisition of the bracing and vascular business of our South African distributor in September 2010.

Critical Accounting Policies and Estimates

We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2010 Annual Report on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. Our senior notes of $975.0 million principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of April 2, 2011, we had $849.6 million of borrowings under the Senior Secured Credit Facility, exclusive of $5.6 million of unamortized debt discount. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility not covered by interest rate swap agreements would have impacted our earnings and cash flow for the three months ended April 2, 2011, by approximately $1.5 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXP). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three months ended April 2, 2011, sales denominated in foreign currencies accounted for approximately 20.5% of our consolidated net sales, of which 14.1% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the three months ended April 2, 2011, we utilized Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 7 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts as of April 2, 2011 expire weekly through June 2011.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we made changes to our internal control over financial reporting in connection with the transition to a new ERP system by a substantial portion of our domestic and international businesses. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the first quarter of 2011, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting. Additionally, we established additional temporary compensating controls, including transactional validation and additional reconciliation procedures to ensure the accuracy of the reported amounts. We expect to maintain certain of these additional temporary compensating controls for a period of time.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 80 plaintiffs, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular Segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump at issue. In the past three years, we have been dismissed from a large number of cases when product identification was later established showing that we did not sell the pump at issue. At present, we are named in approximately 20 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In addition, we are named in approximately 6 cases in which it appears we did not distribute the pump at issue and expect to be dismissed in the future. To date, we are aware of only two pain pump trials which have gone to verdict, one in early 2010 which involved a manufacturer whose pump we did not sell and one in September 2010 involving pain pumps that DJO sold to two plaintiffs. In the earlier trial, the plaintiff obtained a verdict of approximately $5.5 million against the manufacturer. In the second trial involving DJO, the jury rendered a verdict in favor of DJO and its manufacturer on all counts as to two plaintiffs and a verdict on all counts for the manufacturer as to a third plaintiff who had sued only the manufacturer. In the past six months, we have entered into settlements with plaintiffs in approximately 30 pain pump lawsuits. Of these, we have settled approximately 20 cases in joint settlements involving our first manufacturer and we have settled approximately 8 cases involving our second manufacturer. In each of these settlements, the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but we are seeking indemnity for the balance of our costs.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. Until early 2010, the base policy for one of the manufacturers was paying for our defense, but that policy has been exhausted by defense costs of the Company and the manufacturer and by settlements. A second policy covering later policy periods has been significantly eroded by defense costs of the Company and the manufacturer and settlements, and we have been informed that no amounts remain under that policy. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

Pain Pump-Related Health Insurance Portability and Accountability Act (HIPAA) Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office, Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to any follow-up requests to the subpoena or as to the final outcome of any investigation or further action.

Cold Therapy Litigation

Since mid-2010, we have been named in seven multi-plaintiff lawsuits involving a total of 180 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of April 2, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

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

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of our principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion has been denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and as of April 2, 2011, we cannot estimate a range of potential loss, fines or damages.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 3, 2011. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 6.  EXHIBITS

(a)                    Exhibits

2.1

Stock Purchase Agreement, dated January 4, 2011, among DJO, LLC, Elastic Therapy, Inc, and the Sellers listed therein and Burke H. Ramsay as Seller Representative (incorporated by reference to Exhibit 2.2 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

2.2

Equity Interest Purchase Agreement, dated as of March 14, 2011 by and among Rikco International, LLC D/B/A Dr. Comfort, Rikco Holding Corporation, Merit Mezzanine Fund IV, L.P., Merit Mezzanine Parallel Fund IV, L.P. the undersigned members of Rikco International, LLC, and DJO, LLC (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on March 15, 2011).

3.1

Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1

Amendment No. 3, dated as of February 18, 2011, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011)

10.2

Director Arrangement, Separation Agreement and General Release, dated January 21, 2011, between DJO and Leslie H. Cross (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011)

10.3

Form of Retention Bonus Agreement approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.4

Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

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

DJO FINANCE LLC

Date: May 16, 2011	By:	/s/ LESLIE H. CROSS
Leslie H. Cross
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer