Form 10-Q
period 2011-07-02
DJO Finance LLC
filed 2011-08-16
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

As of August 16, 2011, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	July 2, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,971	$38,132
Accounts receivable, net	169,519	145,523
Inventories, net	141,319	103,100
Deferred tax assets, net	43,994	48,061
Prepaid expenses and other current assets	25,104	23,419
Total current assets	420,907	358,235
Property and equipment, net	99,187	85,020
Goodwill	1,361,092	1,188,887
Intangible assets, net	1,200,331	1,110,841
Other assets	42,801	36,807
Total assets	$3,124,318	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$61,853	$48,947
Accrued interest	21,519	15,578
Current portion of debt and capital lease obligations	8,822	8,821
Other current liabilities	93,840	81,709
Total current liabilities	186,034	155,055
Long-term debt and capital lease obligations	2,158,202	1,816,291
Deferred tax liabilities, net	289,463	289,913
Other long-term liabilities	16,512	11,712
Total liabilities	2,650,211	2,272,971

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	830,325	830,994
Accumulated deficit	(365,301)	(324,807)
Accumulated other comprehensive income (loss)	6,246	(2,048)
Total membership equity	471,270	504,139
Noncontrolling interests	2,837	2,680
Total equity	474,107	506,819
Total liabilities and equity	$3,124,318	$2,779,790

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$277,786	$242,527	$527,497	$482,603
Cost of sales (exclusive of amortization of intangible assets of $9,785 and $19,143 for the three and six months ended July 2, 2011 and $9,062 and $17,981 for the three and six months ended July 3, 2010, respectively)	111,090	84,565	204,246	171,919
Gross profit	166,696	157,962	323,251	310,684

Operating expenses:
Selling, general and administrative	128,843	116,862	245,907	227,388
Research and development	6,101	5,460	13,244	11,031
Amortization of intangible assets	24,509	19,671	44,938	38,725
	159,453	141,993	304,089	277,144
Operating income	7,243	15,969	19,162	33,540

Other income (expense):
Interest expense	(42,429)	(37,188)	(83,556)	(77,627)
Interest income	53	60	163	140
Loss on modification of debt	—	—	(2,065)	(1,096)
Other income (expense), net	1,681	(2,837)	4,453	(2,521)
	(40,695)	(39,965)	(81,005)	(81,104)
Loss before income taxes	(33,452)	(23,996)	(61,843)	(47,564)
Income tax benefit	14,492	24,560	21,959	14,792
Net (loss) income	(18,960)	564	(39,884)	(32,772)
Net income attributable to noncontrolling interests	(295)	(321)	(610)	(643)
Net (loss) income attributable to DJO Finance LLC	$(19,255)	$243	$(40,494)	$(33,415)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	(loss) income	equity	interests	equity

Balance at December 31, 2010	$830,994	$(324,807)	$(2,048)	$504,139	$2,680	$506,819
Net (loss) income	—	(40,494)	—	(40,494)	610	(39,884)
Other comprehensive income, net of taxes	—	—	8,294	8,294	229	8,523
Cancellation of vested options	(2,000)	—	—	(2,000)	—	(2,000)
Stock-based compensation	1,331	—	—	1,331	—	1,331
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(682)	(682)
Balance at July 2, 2011	$830,325	$(365,301)	$6,246	$471,270	$2,837	$474,107

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net (loss) income	$(18,960)	$564	$(39,884)	$(32,772)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $(745) and $4,260 for the three and six months ended July 2, 2011 and $(1,686) and $6,456 for the three and six months ended July 3, 2010, respectively	1,134	(2,626)	6,607	(10,056)
Unrealized loss on cash flow hedges, net of tax benefit of $75 and $167 for the three and six months ended July 2, 2011 and $800 and $2,295 for the three and six months ended July 3, 2010, respectively	(114)	(1,246)	(259)	(3,574)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $712 and $1,402 for the three and six months ended July 2, 2011 and $1,173 and $2,422 for the three and six months ended July 3, 2010, respectively	1,084	1,826	2,175	3,772
Other comprehensive income (loss)	2,104	(2,046)	8,523	(9,858)
Comprehensive loss	(16,856)	(1,482)	(31,361)	(42,630)
Comprehensive income attributable to noncontrolling interests	(356)	(154)	(839)	(352)
Comprehensive loss attributable to DJO Finance LLC	$(17,212)	$(1,636)	$(32,200)	$(42,982)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash Flows From Operating Activities:
Net loss	$(39,884)	$(32,772)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,732	13,105
Amortization of intangible assets	44,938	38,725
Amortization of debt issuance costs and non-cash interest expense	4,086	7,193
Stock-based compensation expense	1,331	865
Loss on disposal of assets, net	378	1,807
Deferred income tax benefit	(26,906)	(17,547)
Provision for doubtful accounts and sales returns	13,232	17,388
Inventory reserves	3,688	2,840
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(20,852)	(19,341)
Inventories	(10,375)	(8,619)
Prepaid expenses and other assets	1,746	(11,941)
Accrued interest	5,936	1,792
Accounts payable and other current liabilities	16,569	16,658
Net cash provided by operating activities	7,619	10,153

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	(317,669)	(810)
Purchases of property and equipment	(20,692)	(14,495)
Other investing activities, net	215	(498)
Net cash used in investing activities	(338,146)	(15,803)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	400,000	118,130
Repayments of debt and capital lease obligations	(58,413)	(121,835)
Payment of debt issuance costs	(7,468)	(3,348)
Investment by parent	—	988
Cancellation of vested options	(2,000)	—
Dividend paid by subsidiary to owners of noncontrolling interests	(682)	(529)
Net cash provided by (used in) financing activities	331,437	(6,594)
Effect of exchange rate changes on cash and cash equivalents	1,929	1,717
Net increase (decrease) in cash and cash equivalents	2,839	(10,527)
Cash and cash equivalents at beginning of period	38,132	44,611
Cash and cash equivalents at end of period	$40,971	$34,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,365	$71,041
Cash (refunded) paid for taxes, net	$(5,519)	$2,659

Non-cash investing and financing activities:
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$155	$500
Increase in other assets in connection with acquisition of Dr. Comfort	$982	—

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a global developer, manufacturer and distributor of medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Substantially all business activities of DJO Global, Inc. (DJO) are conducted by DJO Finance LLC (DJOFL) and its wholly owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended July 2, 2011 and July 3, 2010 each included 64 shipping days. The six months ended July 2, 2011 and July 3, 2010 included 128 shipping days and 129 shipping days, respectively.

Segment Reporting

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2). This change had no impact on previously reported segment information.

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant, and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular Segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences Segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical therapy equipment. Our Surgical Implant Segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 15 for additional information about our reportable segments.

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

Basis of Presentation

We consolidate the results of operations of our 50% owned subsidiary, Medireha GmbH (Medireha), and reflect the 50% share of results not owned by us as noncontrolling interests in our consolidated statements of operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

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

2.  ACQUISITIONS

During the six months ended July 2, 2011, we made the following acquisitions, all of which are included in our Bracing and Vascular Segment with the exception of the international activities of Dr. Comfort and ETI, which are included in our International Segment:

On April 7, 2011, we acquired the ownership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

Of the total purchase price, $24.5 million was paid to a third party escrow agent to secure the indemnity obligations of the seller and to secure any post closing obligations resulting from the final determination of working capital and cash on hand as of the closing date. Following a post-closing purchase price adjustment which was deducted from the escrow account, the balance in the escrow account at July 2, 2011 was $23.5 million. The purchase price allocation is preliminary due to pending resolution of certain Dr. Comfort tax attributes.

The acquisition was funded using proceeds from $300.0 million of new 7.75% senior notes (7.75% Notes) issued in April 2011 (see Note 9). In connection with the acquisition of Dr. Comfort, we incurred $6.2 million and $11.3 million of direct acquisition costs during the three and six months ended July 2, 2011, respectively, which are included in selling and general administrative expenses in our consolidated statements of operations. Fees and expenses related to the acquisition of Dr. Comfort and the issuance of the 7.75% Notes included $3.9 million of bridge financing fees paid to Credit Suisse, and $5.0 million of transaction and advisory fees paid to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder (see Note 13).

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. An additional $1.3 million was deposited into escrow for the retention of a key employee. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit.

Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This potential royalty payment was evaluated separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned. For the three and six months ended July 2, 2011, royalty payments made to the seller for sales of this product line were not significant to the Company.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com), which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. Of the total purchase price, $1.8 million was paid in cash at closing, $0.4 million was offset against accounts receivable due from the seller, $0.5 million was retained to fully repay outstanding principal and accrued interest due from the seller under a revolving convertible promissory note, and $0.3 million was held back as security for potential indemnification claims, and will be paid to the seller in February 2012 if there are no such claims. The acquisition was financed using cash on hand.

On January 4, 2011, we acquired the stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million, of which a total of $3.6 million was deposited in escrow for up to one year to fund potential indemnity claims. An additional $1.0 million was deposited in escrow for the retention of certain key employees to be paid in installments 6 months, 9 months and 12 months after the closing date. The first installment related to the retention escrow was paid to the sellers in July 2011. Direct acquisition costs associated with the ETI acquisition of $0.3 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. The acquisition was financed using cash on hand and a draw of $35.0 million on our revolving line of credit. On January 5, 2011, we converted ETI to a limited liability company.

The preliminary purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

	Dr. Comfort	Circle City	BetterBraces.com	ETI	Weighted Average Useful Life (years)
Cash	$59	$—	$—	$817
Accounts receivable	9,187	572	—	3,690
Inventory	27,241	1,736	—	2,133
Other current assets	2,108	—	—	1,542
Property and equipment	2,183	—	—	7,230
Other non-current assets	1,607	—	—	394
Liabilities assumed	(25,833)	(406)	—	(11,436)
Identifiable intangible assets (1):
Customer relationships	72,100	3,700	75	13,400	6.1
Technology	7,000	—	1,120	6,000	4.8
Non-compete	1,200	200	185	1,600	4.4
Trademarks and trade names	22,200	1,400	50	—	10.0
Goodwill (2)	138,416	4,469	1,570	21,036
Total purchase price	$257,468	$11,671	$3,000	$46,406

(1)          An aggregate value of $89.3 million was assigned to customer relationships with major pharmaceutical, medical and home healthcare distributors and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers.

An aggregate value of $14.1 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired.

An aggregate value of $3.2 million was assigned to non-compete agreements entered into with certain executive officers and senior management by estimating the present value of the cash flows associated with having these agreements in place.

An aggregate value of $23.7 million was assigned to trademarks and trade names, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.

The useful lives of the intangible assets were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets.

(2)          Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. We acquired Dr. Comfort to expand our product offerings and increase our addressable market. We also believe there are certain cost reduction synergies that may be realized when certain portions of the Dr. Comfort business are integrated with our existing businesses and as we implement lean principles in Dr. Comfort’s supply chain and distribution activities. We acquired ETI in order to expand our product offerings and vertically integrate the ETI products which we currently outsource to a third party manufacturer. In addition, we believe there are cost reduction synergies to be realized with the implementation of lean manufacturing methodology. Among the factors which resulted in the recognition of goodwill for Circle City were consolidation of warehouse facilities and expected cost savings from reduction of redundant general and administrative expenses. Among the factors which resulted in the recognition of goodwill for BetterBraces.com were expected cost savings resulting from production and distribution efficiencies and from reduction of redundant general and administrative expenses. The allocation of goodwill to our reportable segments has not yet been completed.

Goodwill related to our Circle City and BetterBraces.com acquisitions is expected to be deductible for tax purposes.

The results of operations attributable to each acquisition are included in our condensed consolidated financial statements from the date of acquisition. Pro forma financial results for the six months ended July 2, 2011 and the three and six months ended July 2, 2010 give effect to the acquisitions of Dr. Comfort, ETI, and Circle City as if such acquisitions had been completed as of January 1, 2011 (for the 2011 period) and January 1, 2010 (for the 2010 period). The pro forma results presented below (in thousands) are not necessarily indicative of the operating results that would have been achieved had these acquisitions occurred on such date.

	Three months ended	Six months ended
	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$269,313	$548,160	$535,820
Net income (loss) attributable to DJOFL	$7,276	$(18,960)	$(39,992)

Our condensed consolidated statements of operations for the three and six months  ended July 2, 2011 include $28.2 million and $34.9 million of net sales and $9.2 million and $10.3 million of net income, respectively, attributable to our acquisitions of Dr. Comfort, ETI, and Circle City.

3.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance, beginning of period	$53,076	$48,306
Provision for doubtful accounts and sales returns	13,232	17,388
Acquired through business acquisitions	2,016	—
Write-offs, net of recoveries	(16,052)	(17,468)
Balance, end of period	$52,272	$48,226

4.  INVENTORIES

Inventories consist of the following (in thousands):

	July 2, 2011	December 31, 2010
Components and raw materials	$34,738	$27,287
Work in process	6,436	5,478
Finished goods	87,915	60,596
Inventory held on consignment	26,335	22,592
	155,424	115,953
Less inventory reserves	(14,105)	(12,853)
	$141,319	$103,100

As of July 2, 2011, inventories of $24.4 million, $1.7 million and $1.0 million, respectively, relate to inventory acquired through our acquisitions of Dr. Comfort, ETI and Circle City (see Note 2).

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	July 2, 2011	July 3, 2010
Balance, beginning of period	$12,853	$12,511
Provision charged to cost of sales	3,688	2,840
Acquired through business acquisitions	325	—
Write-offs, net of recoveries	(2,436)	(4,477)
Balance, end of period	$14,430	$10,874

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5.  LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the six months ended July 2, 2011 are presented below (in thousands):

Balance, beginning of period	$1,188,887
Acquisitions (see Note 2)	165,491
Translation adjustments	6,714
Balance, end of period	$1,361,092

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

July 2, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$572,361	$(155,326)	$417,035
Patents and technology	463,308	(139,396)	323,912
Trademarks and trade names	23,650	(586)	23,064
Distributor contracts and relationships	3,589	(898)	2,691
Non-compete agreements	3,663	(477)	3,186
	$1,066,571	$(296,683)	769,888
Indefinite-lived intangible assets:
Trademarks and trade names			430,443
Net identifiable intangible assets			$1,200,331

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$484,115	$(130,362)	$353,753
Patents and technology	447,437	(119,985)	327,452
Distributor contracts and relationships	789	(482)	307
Non-compete agreements	459	(129)	330
	$932,800	$(250,958)	681,842
Indefinite-lived intangible assets:
Trademarks and trade names			428,999
Net identifiable intangible assets			$1,110,841

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 7.9 years for customer relationships, 10.8 years for patents and technology, 5.7 years for distributor rights and 9.7 years for trademarks and trade names. Based on our amortizable intangible asset balance as of July 2, 2011, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2011	$49,151
2012	97,091
2013	91,148
2014	89,063
2015	84,570
Thereafter	358,865
$769,888

6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	July 2, 2011	December 31, 2010
Accrued wages and related expenses	$29,687	$24,154
Accrued commissions	11,004	10,402
Income taxes payable	5,564	2,656
Accrued rebates	4,914	6,006
Accrued other taxes	4,797	2,322
Accrued professional expenses	4,250	3,881
Interest rate swap derivatives	3,556	6,707
Other accrued liabilities	30,068	25,581
	$93,840	$81,709

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives are determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the valuation hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate swap agreements are designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss). Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

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

Information regarding our interest rate swap agreements as of July 2, 2011 is presented below (in thousands):

Maturity Date	Notional Amount	Pay Fixed	Receive Floating	Estimated loss expected to be reclassified into earnings within the next twelve months
December 2011	$75,000	2.55%	1 month LIBOR	$876
December 2011	75,000	2.585%	1 month LIBOR	890
December 2011	75,000	2.595%	1 month LIBOR	894
December 2011	75,000	2.60%	1 month LIBOR	896
				$3,556

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. Foreign exchange forward contracts held as of July 2, 2011 expire weekly through December 2011. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXP)		Notional Amount (USD)
	July 2, 2011	December 31, 2010	July 2, 2011	December 31, 2010
Foreign exchange contracts not designated as hedges	201,229	116,910	$16,789	$9,428

The following table summarizes the location and fair value of derivative instruments in our unaudited condensed consolidated balance sheets for the period presented (in thousands):

	Balance Sheet Location	July 2, 2011	December 31, 2010
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$407	$374

Derivative Liabilities:
Interest rate swap agreements designated as cash flow hedges	Other current liabilities	$3,556	$6,707

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(1,797)	$(2,998)	$(3,577)	$(6,193)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	204	(1,015)	33	24
		$(1,593)	$(4,013)	$(3,544)	$(6,169)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in accumulated other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest rate swaps designated as cash flow hedges	$190	$2,046	$426	$5,869

As of July 2, 2011, the cumulative amount included in accumulated other comprehensive income (loss) related to derivative instruments designated as cash flow hedges was $2.2 million (net of tax).

8.  FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

As of July 2, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$407	$—	$407

Total Liabilities:
Interest rate swap agreements designated as cash flow hedge	$—	$3,556	$—	$3,556

As of December 31, 2010
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$374	$—	$374

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$6,707	$—	$6,707

(1)          Fair value measurements based on quoted prices in active markets for identical assets or liabilities.

(2)          Fair value measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

(3)          No observable valuation inputs in the market.

9.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	July 2, 2011	December 31, 2010
Senior Secured Credit Facility:
$100.0 million revolving credit facility	$46,000	$—
Term loan facility, net of unamortized original issue discount of $5.2 million and $6.0 million, respectively	842,175	845,792
10.875% Senior Notes, including unamortized original issue premium of $3.8 million and $4.2 million, respectively	678,789	679,239
9.75% Senior Subordinated Notes	300,000	300,000
7.75% Senior Notes	300,000	—
Capital lease obligations and other	60	81
Total debt and capital lease obligations	2,167,024	1,825,112
Current maturities	(8,822)	(8,821)
Long-term debt and capital lease obligations	$2,158,202	$1,816,291

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

The second amendment, entered into in October 2010, permitted us to issue $300.0 million of new senior subordinated notes and repurchase or redeem all of our then outstanding 11.75% senior subordinated notes, prepay a portion of the term loans under our Senior Secured Credit Facility and pay related premiums, fees and expenses, all without utilizing existing debt incurrence capacity under our Senior Secured Credit Facility.

The third amendment, entered into in February 2011, increased the Maximum Total Leverage Ratio limitation in the Permitted Acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a Permitted Acquisition. The Permitted Acquisitions covenant has no limit on the dollar amount of acquisitions we are permitted to make, as long as the acquired entity becomes a loan party under the Senior Secured Credit Facility, and we are in compliance with this 7.0x maximum total net leverage ratio requirement, our senior secured leverage ratio requirement, and are not in default. In connection with this amendment, we incurred $2.1 million of expenses which are included in loss on modification of debt in our unaudited condensed consolidated statement of operations.

As of July 2, 2011, the market values of our term loan facility and revolving credit facility were $842.1 million and $43.4 million, respectively. We determine market value using trading prices for our credit facilities on or near that date.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.50:1 for the trailing twelve months ended July 2, 2011, stepping down to 3.25:1 at the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of July 2, 2011, our senior secured leverage ratio was 2.87:1, and we were in compliance with all other applicable covenants.

10.875% Senior Notes

On November 20, 2007 and January 20, 2010, DJOFL and DJO Finance Corporation (DJO Finco) (collectively, the Issuers) issued 10.875% Senior Notes due 2014, with aggregate principal amounts of $575.0 million and $100.0 million, respectively (the 10.875% Notes), under an agreement dated November 20, 2007 (the 10.875% Indenture) among the Issuers, the guarantors party thereto and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee. The $100.0 million of 10.875% Notes were issued at a 5.0% premium, and we are amortizing the premium over the term of the notes using the effective interest method, thereby decreasing the reported outstanding balance through the maturity date.

As of July 2, 2011, the market value of the 10.875% Notes was $718.9 million. We determine market value using trading prices for the 10.875% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 10.875% Notes.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of July 2, 2011, we were in compliance with all applicable covenants.

9.75% Senior Subordinated Notes

On October 18, 2010, the Issuers issued $300.0 million aggregate principal amount of 9.75% senior subordinated notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed jointly and severally and on an unsecured senior subordinated basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or by any of DJOFL’s subsidiaries that are an obligor under DJOFL’s Senior Secured Credit Facility.

As of July 2, 2011, the market value of the 9.75% Notes was $302.3 million. We determined market value using trading prices for the 9.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 9.75% Notes.

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

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of July 2, 2011, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the Senior Secured Credit Facility, the 10.875% Indenture, the 7.75% Indenture, and the 9.75% Indenture (collectively, the Indentures), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

7.75% Senior Notes

On April 7, 2011, the Issuers issued $300.0 million aggregate principal amount of 7.75% Senior Notes (7.75% Notes) maturing on April 15, 2018. Semi-annual interest of approximately $11.6 million related to the 7.75% Notes will be payable in cash on April 15 and October 15 of each year, commencing on October 15, 2011, and accrues from and including April 7, 2011. The 7.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s Senior Secured Credit Facility.

As of July 2, 2011, the market value of the 7.75% Notes was $300.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date. We believe the trading prices reflect certain differences between prevailing market terms and conditions and the actual terms of our 7.75% Notes.

Optional Redemption.  Under the Indenture to the 7.75% Notes (the 7.75% Indenture), prior to April 15, 2014, the Issuers have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on April 15, 2014, the Issuers may redeem some or all of the 7.75% Notes at a redemption price of 105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively. Additionally, from time to time, before April 15, 2014, the Issuers may redeem up to 35% of the 7.75% Notes at a redemption price equal to 107.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 7.75% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 7.75% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants.  The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of July 2, 2011, we were in compliance with all applicable covenants.

Debt Issuance Costs

As of July 2, 2011 and December 31, 2010, we had $37.8 million and $34.1 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the six months ended July 2, 2011, we incurred $7.5 million of debt issuance costs which were capitalized in connection with the issuance of $300.0 million aggregate principal of 7.75% Notes. During the three and six months ended July 3, 2010, we incurred $0.3 million and $3.3 million of debt issuance costs, respectively, which were capitalized, in connection with the sale of $100.0 million aggregate principal of 10.875% Notes. For the three and six months ended July 2, 2011, amortization of debt issuance costs was $2.0 million and $3.8 million, respectively. For the three and six months ended July 3, 2010, amortization of debt issuance costs was $1.7 million and $3.9 million, respectively. Amortization of debt issuance costs is included in interest expense in our unaudited condensed consolidated statements of operations.

10.  INCOME TAXES

Income taxes for the interim periods presented have been included in our unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax benefit for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to the impact of nondeductible expenses, foreign taxes, deferred taxes on the assumed repatriation of foreign earnings and the existence of valuation allowances in foreign jurisdictions.

For the three months ended July 2, 2011 we recorded an income tax benefit of approximately $14.5 million on a pre-tax loss of $33.5 million, resulting in an effective tax rate of 43.3%. For the six months ended July 2, 2011, we recorded an income tax benefit of approximately $22.0 million on a pre-tax loss of approximately $61.8 million, resulting in a 35.5% effective tax rate.

For the three and six months ended July 3, 2010, we recorded an income tax benefit of approximately $24.6 million and $14.8 million, on a pre-tax loss of approximately $24.0 million and $47.6 million, resulting in a 102.3% and 31.1% effective tax rate, respectively. The difference in the tax benefit recorded during the three and six months ended July 2, 2011 and the three and six months ended July 3, 2010 is primarily due to differences in the projected annualized effective tax rates for each year as determined by the Company.  Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

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

At December 31, 2010, our gross unrecognized tax benefits were $17.7 million. For the six months ended July 2, 2011, we increased our gross unrecognized tax benefits by $1.1 million, resulting in total gross unrecognized tax benefits of $18.8 million at the end of the period. As of July 2, 2011, we have $2.7 million accrued for interest and penalties.  To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $3.3 million of U.S. Federal tax benefit for related state income tax deductions would result. There is a reasonable possibility that the finalization of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated.  We anticipate that approximately $1.5 million of uncertain tax positions related to transfers of intellectual property, $0.5 million of uncertain tax positions related to research and development costs and $0.3 million of unrecognized tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statute of limitations. The majority of our unrecognized tax benefits will impact the effective tax rate upon recognition; however, $2.6 million of unrecognized tax benefits related to prior acquisitions will impact other balance sheet accounts due to various indemnification provisions.

11.  STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock Option Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (the 2007 Plan) under which we are authorized to grant awards of stock, options, and other stock-based awards of shares of Common Stock of our indirect parent, DJO, subject to adjustment in certain events. In June 2011, we amended the 2007 Plan to increase the number of shares available to grant from 7,500,000 to 7,925,529.

Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (the DJO Form Option Agreement) for employee stock option awards under the 2007 Plan, as amended.

Under the DJO Form Option Agreement, one-third of each stock option grant will vest over a specified period of time (typically five years from the date of grant) contingent solely upon the awardees’ continued employment with us (Time-Based Tranche). Prior to the June 2011 amendment described below, another one-third of the stock option grant would have vested based upon achieving a minimum internal rate of return (IRR) and a minimum return of money on invested capital (MOIC), as defined, each with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Tranche). The final one-third of the stock option grant would have vested based upon achieving an increased minimum IRR and an increased minimum return of MOIC, as defined, each with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Enhanced Market Return Tranche).

In June 2011, the compensation committee approved further modifications to the terms of the options in the Market Return Tranche and Enhanced Market Return Tranche and the DJO Form Option Agreement. As amended, vesting of the options in the Market Return Tranche are no longer subject to the achievement of a minimum IRR and the options will vest based upon achieving a minimum return of MOIC, and vesting of the options in the Enhanced Market Return Tranche are also no longer subject to achievement of a minimum IRR and the options will vest based on achieving an increased minimum return of MOIC, as defined, each with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock.

Stock-Based Compensation

During the three months ended July 2, 2011, we granted 970,500 stock options to employees, including 800,000 options granted to Michael P. Mogul, our new President and Chief Executive Officer.  The weighted average grant date fair value of the options in the Time-Based Tranche was $6.24 per share.

During the three months ended July 3, 2010, we granted 290,700 stock options to employees, with a weighted average grant date fair value of $6.77 per share for options in the Time-Based Tranche. During the six months ended July 3, 2010, we granted 501,950 stock options to employees, with a weighted average grant date fair value of $6.70 per share for the Time-Based Tranche. In addition, during the six months ended July 3, 2010 we granted 1,200 options to non-employee distributors.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 3, 2010
Expected volatility	34.0%	34.2%	34.2 – 34.5%
Risk-free interest rate	2.1%	2.8%	2.8 – 3.0%
Expected years until exercise	6.5	7.0	6.4 – 7.0
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense of $0.4 million for each of the three months ended July 2, 2011 and July 3, 2010, for options granted to employees. During the six months ended July 2, 2011 and July 3, 2010, we recorded non-cash stock based compensation expense of $1.3 million and $0.9 million, respectively, for options granted to employees. Included in stock-based compensation expense for the six months ended July 2, 2011 was $0.4 million of incremental expense associated with the modification of the terms of options previously granted.

During each of the periods presented, we only recognized non-cash compensation expense for options in the Time-Based Tranche, as the performance and market components of the Market Return and Enhanced Market Return Tranches are not deemed probable at this time. During all of the periods presented, stock based compensation expense for options granted to non employees was not material.

12. EQUITY

In connection with the DJO merger in November 2007, certain members of DJO management elected to rollover certain options held by them that had not been exercised at or prior to the effective time of the DJO merger. Such rollover options were converted to options to purchase 1,912,577 shares of DJO’s common stock under the 2007 Plan on a tax-deferred basis (Rollover Options). The fair value of these vested Rollover Options was $15.2 million and was recorded as a component of the cost of the DJO merger.

During the three months ended July 2, 2011, we paid cash of $2.0 million to our former chief executive officer, upon his retirement, to cancel 355,155 shares of vested Rollover Options held by him. The amount paid represents the excess of the fair market value of the shares over their exercise price. This amount is included as a reduction to member capital in our unaudited condensed consolidated balance sheet as of July 2, 2011.

13.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six month periods presented, we recognized $1.75 million and $3.5 million, respectively, related to the annual monitoring fee, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

In addition, during the three months ended July 2, 2011, in connection with the Dr. Comfort acquisition, we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 80 plaintiffs, including a lawsuit in Canada seeking class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular Segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from a large number of cases when product identification was later established showing that we did not sell the pump at issue. At present, we are named in approximately 20 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In addition, we are named in approximately 6 cases in which it appears we did not distribute the pump in issue and expect to be dismissed in the future. To date, we are aware of only two pain pump trials which have gone to verdict, one in early 2010 which involved a manufacturer whose pump we did not sell and one in September 2010 involving pain pumps that DJO sold to two plaintiffs. In the earlier trial, the plaintiff obtained a verdict of approximately $5.5 million against the manufacturer. In the second trial involving DJO, the jury rendered a verdict in favor of DJO and its manufacturer on all counts as to two plaintiffs and a verdict on all counts for the manufacturer as to a third plaintiff who had sued only the manufacturer. In the past nine months, we have entered into settlements with plaintiffs in approximately 35 pain pump lawsuits.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity, and the carriers for the manufacturers have either exhausted coverage limits or denied our tender of indemnity. One manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer. The Company and the other manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

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

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of July 2, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2011 and June 30, 2012. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to  invasive products (principally surgical implant products) and $50,000 per claim for claims relating to all other covered products , with an aggregate self-insured retention of $2.0 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five-year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the prior policy period). Concurrently with the exclusion of our cold therapy products from the current primary products coverage, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011.  This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had total limits of $50 million. We also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $300,000 per claim and an aggregate deductible of $4,000,000.  We believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

BGS Qui Tam Action and HIPAA Subpoena

We have been named as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, in a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and as of July 2, 2011, we cannot estimate a range of potential loss, fines or damages.

15. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2). This change had no impact on previously reported segment information.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular Segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. The U.S. results of our recent Circle City and ETI acquisitions are included within this segment. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our newly acquired Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures as defined. We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
Bracing and Vascular Segment	$102,056	$78,915	$180,235	$153,931
Recovery Sciences Segment	86,221	87,273	171,379	171,477
International Segment	73,083	61,125	142,948	125,019
Surgical Implant Segment	16,426	15,214	32,935	32,176
	$277,786	$242,527	$527,497	$482,603

Gross profit:
Bracing and Vascular Segment	$53,909	$43,983	$96,596	$85,344
Recovery Sciences Segment	65,509	66,409	130,263	129,020
International Segment	42,355	37,671	81,904	75,400
Surgical Implant Segment	11,653	10,813	23,541	24,275
Expenses not allocated to segments and eliminations	(6,730)	(914)	(9,053)	(3,355)
	$166,696	$157,962	$323,251	$310,684

Operating income:
Bracing and Vascular Segment	$21,099	$17,605	$35,495	$33,240
Recovery Sciences Segment	23,821	29,466	47,500	54,479
International Segment	15,864	15,717	29,067	31,035
Surgical Implant Segment	1,060	1,396	1,403	4,144
Expenses not allocated to segments and eliminations	(54,601)	(48,215)	(94,303)	(89,358)
	$7,243	$15,969	$19,162	$33,540

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales:
United States	$204,703	$175,240	$384,495	$347,744
Germany	24,291	18,249	47,491	39,321
Other Europe, Middle East and Africa	34,648	25,796	62,337	51,602
Asia Pacific	3,603	6,914	9,288	13,147
Other	10,541	16,328	23,886	30,789
	$277,786	$242,527	$527,497	$482,603

16.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, issued $575.0 million and $100.0 million of 10.875% Notes in November 2007 and January 2010, respectively, $300.0 million of 9.75% Notes in October 2010 and $300.0 million of 7.75% Notes in April 2011.

DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity. The 10.875% Notes and 7.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee the notes. The Guarantors also unconditionally guarantee the Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,385	$2,932	$24,654	$—	$40,971
Accounts receivable, net	—	128,949	40,570	—	169,519
Inventories, net	—	114,582	24,110	2,627	141,319
Deferred tax assets, net	—	43,554	440	—	43,994
Prepaid expenses and other current assets	73	18,961	3,448	2,622	25,104
Total current assets	13,458	308,978	93,222	5,249	420,907
Property and equipment, net	—	90,157	14,368	(5,338)	99,187
Goodwill	—	1,274,193	119,193	(32,294)	1,361,092
Intangible assets, net	—	1,163,347	36,984	—	1,200,331
Investment in subsidiaries	1,297,699	1,695,817	88,135	(3,081,651)	—
Intercompany receivables	1,314,271	—	—	(1,314,271)	—
Other non-current assets	37,818	3,245	1,738	—	42,801
Total assets	$2,663,246	$4,535,737	$353,640	$(4,428,305)	$3,124,318

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$51,628	$10,225	$—	$61,853
Current portion of debt and capital lease obligations	8,782	40	—	—	8,822
Other current liabilities	25,012	59,250	28,532	2,565	115,359
Total current liabilities	33,794	110,918	38,757	2,565	186,034
Long-term debt and capital lease obligations	2,158,182	20	—	—	2,158,202
Deferred tax liabilities, net	—	277,732	12,066	(335)	289,463
Intercompany payables, net	—	1,091,963	136,547	(1,228,510)	—
Other long-term liabilities	—	15,905	607	—	16,512
Total liabilities	2,191,976	1,496,538	187,977	(1,226,280)	2,650,211
Noncontrolling interests	—	—	2,837	—	2,837
Total membership equity	471,270	3,039,199	162,826	(3,202,025)	471,270
Total liabilities and equity	$2,663,246	$4,535,737	$353,640	$(4,428,305)	$3,124,318

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$229,790	$68,355	$(20,359)	$277,786
Cost of sales (exclusive of amortization of intangible assets of $9,785)	—	97,948	44,824	(31,682)	111,090
Gross profit	—	131,842	23,531	11,323	166,696

Operating expenses:
Selling, general and administrative	—	104,042	24,801	—	128,843
Research and development	—	5,050	1,051	—	6,101
Amortization of intangible assets	—	23,384	1,125	—	24,509
	—	132,476	26,977	—	159,453
Operating (loss) income	—	(634)	(3,446)	11,323	7,243

Other income (expense):
Interest expense	(42,386)	(3)	(40)	—	(42,429)
Interest income	3	17	33	—	53
Other income, net	—	874	807	—	1,681
Intercompany income (expense)	4,086	(3,033)	(342)	(711)	—
Equity in income of subsidiaries, net	19,042	—	—	(19,042)	—
	(19,255)	(2,145)	458	(19,753)	(40,695)
Loss before income taxes	(19,255)	(2,779)	(2,988)	(8,430)	(33,452)
Income tax benefit (provision)	—	16,963	(2,952)	481	14,492
Net (loss) income	(19,255)	14,184	(5,940)	(7,949)	(18,960)
Net income attributable to noncontrolling interests	—	—	(295)	—	(295)
Net (loss) income attributable to DJOFL	$(19,255)	$14,184	$(6,235)	$(7,949)	$(19,255)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$432,879	$134,183	$(39,565)	$527,497
Cost of sales (exclusive of amortization of intangible assets of $19,143)	—	174,123	86,401	(56,278)	204,246
Gross profit	—	258,756	47,782	16,713	323,251

Operating expenses:
Selling, general and administrative	—	198,262	47,645	—	245,907
Research and development	—	10,950	2,294	—	13,244
Amortization of intangible assets	—	42,801	2,137	—	44,938
	—	252,013	52,076	—	304,089
Operating income (loss)	—	6,743	(4,294)	16,713	19,162

Other income (expense):
Interest expense	(83,417)	(10)	(129)	—	(83,556)
Interest income	7	94	62	—	163
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income, net	—	2,216	2,237	—	4,453
Intercompany income (expense)	10,625	(8,798)	(1,679)	(148)	—
Equity in income of subsidiaries, net	34,356	—	—	(34,356)	—
	(40,494)	(6,498)	491	(34,504)	(81,005)
(Loss) income before income taxes	(40,494)	245	(3,803)	(17,791)	(61,843)
Income tax benefit (provision)	—	25,253	(3,775)	481	21,959
Net (loss) income	(40,494)	25,498	(7,578)	(17,310)	(39,884)
Net income attributable to noncontrolling interests	—	—	(610)	—	(610)
Net (loss) income attributable to DJOFL	$(40,494)	$25,498	$(8,188)	$(17,310)	$(40,494)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(40,494)	$25,498	$(7,578)	$(17,310)	$(39,884)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	11,204	2,682	(154)	13,732
Amortization of intangible assets	—	42,801	2,137	—	44,938
Amortization of debt issuance costs and non-cash interest expense	4,086	—	—	—	4,086
Stock-based compensation expense	—	1,331	—	—	1,331
Loss on disposal of assets, net	—	153	225	—	378
Deferred income tax benefit	(1,235)	(24,796)	(394)	(481)	(26,906)
Provision for doubtful accounts and sales returns	—	12,961	271	—	13,232
Inventory reserves	—	2,959	729	—	3,688
Equity in income of subsidiaries, net	(34,356)	—	—	34,356	—

Changes in operating assets and liabilities:
Accounts receivable	—	(16,210)	(4,642)	—	(20,852)
Inventories	—	(9,418)	5,359	(6,316)	(10,375)
Prepaid expenses and other assets	88	2,616	(978)	20	1,746
Accounts payable and other current liabilities	5,929	10,798	5,352	426	22,505
Net cash (used in) provided by operating activities	(65,982)	59,897	3,163	10,541	7,619

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(17,546)	(3,085)	(61)	(20,692)
Other investing activities, net	—	211	4	—	215
Net cash used in investing activities	—	(335,004)	(3,081)	(61)	(338,146)

Cash Flows From Financing Activities:
Intercompany	(271,375)	279,439	2,416	(10,480)	—
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt and capital lease obligations	(58,391)	(21)	(1)	—	(58,413)
Payment of debt issuance costs	(7,468)	—	—	—	(7,468)
Repurchase of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—		(682)	—	(682)
Net cash provided by financing activities	62,766	277,418	1,733	(10,480)	331,437
Effect of exchange rate changes on cash and cash equivalents	—	—	1,929	—	1,929
Net (decrease) increase in cash and cash equivalents	(3,216)	2,311	3,744	—	2,839
Cash and cash equivalents at beginning of period	16,601	621	20,910	—	38,132
Cash and cash equivalents at end of period	$13,385	$2,932	$24,654	$—	$40,971

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$205,053	$32,765	$4,709	$242,527
Cost of sales (exclusive of amortization of intangible assets of $9,062 included below)	—	74,732	7,280	2,553	84,565
Gross profit	—	130,321	25,485	2,156	157,962
Operating expenses:
Selling, general and administrative	—	97,199	19,663	—	116,862
Research and development	—	4,542	918	—	5,460
Amortization of intangible assets	—	18,716	955	—	19,671
	—	120,457	21,536	—	141,993
Operating income	—	9,864	3,949	2,156	15,969
Other income (expense):
Interest expense	(37,124)	(4)	(60)	—	(37,188)
Interest income	1	53	6	—	60
Other income (expense), net	—	(998)	(1,742)	(97)	(2,837)
Intercompany income (expense), net	36,087	(2,862)	(1,130)	(32,095)	—
Equity in income of subsidiaries, net	1,279	—	—	(1,279)	—
	243	(3,811)	(2,926)	(33,471)	(39,965)
Income (loss) before income taxes	243	6,053	1,023	(31,315)	(23,996)
Income tax benefit (provision)	—	25,863	(1,303)	—	24,560
Net income (loss)	243	31,916	(280)	(31,315)	564
Net income attributable to noncontrolling interests	—	—	(321)	—	(321)
Net income (loss) attributable to DJO Finance LLC	$243	$31,916	$(601)	$(31,315)	$243

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$415,864	$103,114	$(36,375)	$482,603
Cost of sales (exclusive of amortization of intangible assets of $17,981 included below)	—	158,296	50,968	(37,345)	171,919
Gross profit	—	257,568	52,146	970	310,684
Operating expenses:
Selling, general and administrative	—	187,294	40,094	—	227,388
Research and development	—	9,274	1,757	—	11,031
Amortization of intangible assets	—	36,793	1,932	—	38,725
		233,361	43,783	—	277,144
Operating income	—	24,207	8,363	970	33,540
Other income (expense):
Interest expense	(77,466)	(43)	(118)	—	(77,627)
Interest income	3	100	37	—	140
Loss on modification of debt	(1,096)	—	—	—	(1,096)
Other income (expense), net	—	87	(2,473)	(135)	(2,521)
Intercompany income (expense), net	61,793	(39,447)	(1,886)	(20,460)	—
Equity in loss of subsidiaries, net	(16,649)	—	—	16,649	—
	(33,415)	(39,303)	(4,440)	(3,946)	(81,104)
(Loss) income before income taxes	(33,415)	(15,096)	3,923	(2,976)	(47,564)
Income tax provision (benefit)	—	(17,079)	2,287	—	14,792
Net (loss) income	(33,415)	1,983	1,636	(2,976)	(32,772)
Net income attributable to noncontrolling interests	—	—	(643)	—	(643)
Net (loss) income attributable to DJO Finance LLC	$(33,415)	$1,983	$993	$(2,976)	$(33,415)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 3, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(33,415)	$1,983	$1,636	$(2,976)	$(32,772)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	10,811	2,358	(64)	13,105
Amortization of intangible assets	—	36,793	1,932	—	38,725
Amortization of debt issuance costs and non-cash interest expense	7,193	—	—	—	7,193
Stock-based compensation expense	—	865	—	—	865
Loss on disposal of assets, net	—	1,856	129	(178)	1,807
Deferred income tax benefit	—	(17,409)	(138)	—	(17,547)
Equity in loss of subsidiaries, net	16,649	—	—	(16,649)	—
Provision for doubtful accounts and sales returns	—	17,054	334	—	17,388
Inventory reserves	—	2,472	368	—	2,840
Changes in operating assets and liabilities:
Accounts receivable	—	(18,733)	(608)	—	(19,341)
Inventories	—	(3,993)	(2,392)	(2,234)	(8,619)
Prepaid expenses and other assets	92	11,954	(23,987)	—	(11,941)
Accounts payable and other current liabilities	1,632	18,345	(1,527)	—	18,450
Net cash provided by (used in) operating activities	(7,849)	61,998	(21,895)	(22,101)	10,153
INVESTING ACTIVITIES:
Cash paid in connection with acquisitions, net of cash acquired	—	(810)	—	—	(810)
Purchases of property and equipment	—	(12,904)	(3,096)	1,505	(14,495)
Other investing activities, net	—	69	(567)	—	(498)
Net cash used in investing activities	—	(13,645)	(3,663)	1,505	(15,803)
FINANCING ACTIVITIES:
Intercompany	11,468	(53,136)	21,072	20,596	—
Proceeds from issuance of debt	118,000	—	130	—	118,130
Repayments of debt and capital lease obligations	(121,298)	(525)	(12)	—	(121,835)
Payment of debt issuance costs	(3,348)	—	—	—	(3,348)
Investment by parent	—	988	—	—	988
Dividend paid by subsidiary to noncontrolling interests	—	—	(529)	—	(529)
Net cash provided by (used in) financing activities	4,822	(52,673)	20,661	20,596	(6,594)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,717	—	1,717
Net decrease in cash and cash equivalents	(3,027)	(4,320)	(3,180)	—	(10,527)
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$3,972	$13,069	$17,043	$—	$34,084

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in Part II, Item 1A of this report and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2011, describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Overview of Business

We are a global developer, manufacturer and distributor of medical devices that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion.

Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. The acquisition of Dr. Comfort on April 7, 2011 increased our product offerings in the rapidly growing diabetes care market.

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga, DJO Surgical, Dr. Comfort ™ and Compex®.

Operating Segments

During the first quarter of 2011, we changed the name of our Bracing and Supports Segment to Bracing and Vascular Segment to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2 to our unaudited condensed consolidated financial statements for additional information about our acquisitions). This change had no impact on previously reported segment information.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular Segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. The U.S. results of our recent Circle City and ETI acquisitions are included within this segment. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our newly acquired Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Recent Acquisitions

On April 7, 2011, we acquired the ownership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. The purchase price was $257.5 million. The domestic and international results of Dr. Comfort are included within our Bracing and Vascular and International Segments, respectively.

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million. The results of Circle City are included within our Bracing and Vascular Segment.

On February 4, 2011, we purchased the assets of an e-commerce business (BetterBraces.com) which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. The results of BetterBraces.com are included within our Bracing and Vascular Segment.

On January 4, 2011, we acquired the stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million. The domestic and international results of ETI are included within our Bracing and Vascular and International Segments, respectively.

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management.

	Three Months Ended		Six Months Ended
($ in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Bracing and Vascular:
Net sales	$102,056	$78,915	$180,235	$153,931
Gross profit	$53,909	$43,983	$96,596	$85,344
Gross profit margin	52.8%	55.7%	53.6%	55.4%
Operating income	$21,099	$17,605	$35,495	$33,240
Operating income as a percent of net segment sales	20.7%	22.3%	19.7%	21.6%

Recovery Sciences:
Net sales	$86,221	$87,273	$171,379	$171,477
Gross profit	$65,509	$66,409	$130,263	$129,020
Gross profit margin	76.0%	76.1%	76.0%	75.2%
Operating income	$23,821	$29,466	$47,500	$54,479
Operating income as a percent of net segment sales	27.6%	33.8%	27.7%	31.8%

International:
Net sales	$73,083	$61,125	$142,948	$125,019
Gross profit	$42,355	$37,671	$81,904	$75,400
Gross profit margin	58.0%	61.6%	57.3%	60.3%
Operating income	$15,864	$15,717	$29,067	$31,035
Operating income as a percent of net segment sales	21.7%	25.7%	20.3%	24.8%

Surgical Implant:
Net sales	$16,426	$15,214	$32,935	$32,176
Gross profit	$11,653	$10,813	$23,541	$24,275
Gross profit margin	70.9%	71.1%	71.5%	75.4%
Operating income	$1,060	$1,396	$1,403	$4,144
Operating income as a percent of net segment sales	6.5%	9.2%	4.3%	12.9%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended July 2, 2011 and July 3, 2010 included 65 shipping days and 64 shipping days, respectively.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
Net sales	$277,786	100.0%	$242,527	100.0%	$527,497	100.0%	$482,603	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	111,090	40.0	84,565	34.9	204,246	38.7	171,919	35.6
Gross profit	166,696	60.0	157,962	65.1	323,251	61.3	310,684	64.4

Operating expenses:
Selling, general and administrative	128,843	46.4	116,862	48.2	245,907	46.6	227,388	47.2
Research and development	6,101	2.2	5,460	2.2	13,244	2.5	11,031	2.2
Amortization of intangible assets	24,509	8.8	19,671	8.1	44,938	8.5	38,725	8.0
	159,453	57.4	141,993	58.5	304,089	57.6	277,144	57.4
Operating income	7,243	2.6	15,969	6.6	19,162	3.7	33,540	7.0

Other income (expense):
Interest expense	(42,429)	(15.3)	(37,188)	(15.3)	(83,556)	(15.8)	(77,627)	(16.2)
Interest income	53	0.0	60	0.0	163	0.0	140	0.0
Loss on modification of debt	—	—	—	—	(2,065)	(0.4)	(1,096)	(0.2)
Other income (expense), net	1,681	0.6	(2,837)	(1.2)	4,453	0.8	(2,521)	(0.5)
	(40,695)	(14.7)	(39,965)	(16.5)	(81,005)	(15.4)	(81,104)	(16.9)
Loss before income taxes	(33,452)	(12.1)	(23,996)	(9.9)	(61,843)	(11.7)	(47,564)	(9.9)
Income tax benefit	14,492	5.2	24,560	10.1	21,959	4.1	14,792	3.1
Net income (loss)	(18,960)	(6.9)	564	0.2	(39,884)	(7.6)	(32,772)	(6.8)
Net income attributable to noncontrolling interests	(295)	(0.1)	(321)	(0.1)	(610)	(0.1)	(643)	(0.1)
Net income (loss) attributable to DJO Finance LLC	$(19,255)	(7.0)%	$243	0.1%	$(40,494)	(7.7)%	$(33,415)	(6.9)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $9,785 and $19,143 for the three and six months ended July 2, 2011, respectively, and $9,062 and $17,981 for the three and six months ended July 3, 2010, respectively.

Three Months Ended July 2, 2011 (Second Quarter 2011) compared to Three Months Ended July 3, 2010 (Second Quarter 2010)

Net Sales.  Net sales for second quarter 2011 were $277.8 million as compared to $242.5 million for second quarter 2010, representing a 14.5% increase. This increase was driven primarily by sales from our recently acquired Dr. Comfort, ETI and Circle City businesses and by favorable changes in foreign exchange rates. The following table sets forth the mix of our net sales ($ in thousands):

	Second Quarter 2011	% of Net Sales	Second Quarter 2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular Segment	$102,056	36.7%	$78,915	32.5%	$23,141	29.3%
Recovery Sciences Segment	86,221	31.0	87,273	36.0	(1,052)	(1.2)
International Segment	73,083	26.3	61,125	25.2	11,958	19.6
Surgical Implant Segment	16,426	6.0	15,214	6.3	1,212	8.0
	$277,786	100.0%	$242,527	100.0%	$35,259	14.5%

Net sales in our Bracing and Vascular Segment were $102.1 million for second quarter 2011, and $78.9 million for second quarter 2010. Second quarter 2011 included $25.7 million of net sales attributable to our newly acquired Dr. Comfort, ETI, and Circle City businesses. In addition, our Bracing and Vascular Segment continued to benefit from sales of our VenaFlow Elite dynamic compression therapy pump used to combat Deep Vein Thrombosis, as well as sales of our newer bracing and supports products for knee and upper extremity. Partially offsetting these increases was the negative impact of certain customers choosing to do their own insurance billings, instead of billing through our OfficeCare program, resulting in lower average selling prices on the units sold.

Net sales in our Recovery Sciences Segment were $86.2 million for second quarter 2011, and $87.3 million for second quarter 2010. Decreases in sales of our Empi and Chattanooga business units were partially offset by strong sales from our Regeneration business, primarily related to spinal stimulation sales.

Net sales in our International Segment were $73.1 million for second quarter 2011, and $61.1 million for second quarter 2010. The increase was primarily driven by $2.5 million in net sales from our newly acquired Dr. Comfort and ETI businesses, and the favorable impact of foreign exchange rates in effect in during second quarter 2011 as compared to foreign exchange rates in effect during second quarter 2010, which increased net sales by $7.2 million.

Net sales in our Surgical Implant Segment were $16.4 million for second quarter 2011, and $15.2 million for second quarter 2010. The increase was driven primarily by strong sales of our Reverse Shoulder products, as well as our newly launched Turon shoulder product. Additionally, there was an increase in sales of hip revision products which were launched under our limited distribution agreement with Lima Corporate.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 60.0% for second quarter 2011, compared to 65.1% for second quarter 2010.

Gross profit in our Bracing and Vascular Segment as a percentage of net sales was 52.8% for second quarter 2011, compared to 55.7% for second quarter 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in second quarter 2011 were $4.4 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences Segment as a percentage of net sales decreased to 76.0% for second quarter 2011, from 76.1% for second quarter 2010.

Gross profit in our International Segment as a percentage of net sales decreased to 58.0% for second quarter 2011, from 61.6% for second quarter 2010. The decrease was primarily driven by lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 70.9% for second quarter 2011, compared to 71.1% for second quarter 2010.

Selling, General and Administrative (SG&A). SG&A increased to $128.8 million for second quarter 2011, from $116.9 million for second quarter 2010. As a percentage of sales, however, SG&A expense decreased to 46.4% in second quarter 2011 from 48.2% in second quarter 2010.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Second Quarter 2011	Second Quarter 2010
Integration charges:
Employee severance and relocation	$1,599	$932
U.S commercial sales and marketing reorganization	411	3,415
Chattanooga integration	54	1,333
Acquisition related expenses and integration	6,143	—
CEO transition	893	—
Other integration	1,515	1,382
Litigation costs and settlements, net	1,605	998
Additional product liability insurance	3,107	10,293
ERP implementation	6,176	3,733
	$21,503	$22,086

Research and Development (R&D).  R&D expense was $6.1 million and $5.5 million for second quarter 2011 and second quarter 2010, respectively.  In each of the periods presented, R&D expense was 2.2% of sales.

Amortization of Intangible Assets. Amortization of intangible assets was $24.5 million and $19.7 million for second quarter 2011 and second quarter 2010, respectively. The increase is due to intangible assets acquired through our 2011 acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com.

Interest Expense.  Interest expense was $42.4 million and $37.2 million for second quarter 2011 and second quarter 2010, respectively. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during second quarter 2011, as compared to second quarter 2010.

Other Income (Expense), Net.  Other income (expense) was $1.7 million and $(2.8) million for second quarter 2011 and second quarter 2010, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For second quarter 2011, we recorded an income tax benefit of $14.5 million on a pre-tax loss of $33.5 million, resulting in an effective tax rate of 43.3%. For second quarter 2010, we recorded income tax benefit of $24.6 million on a pre-tax loss of $24.0 million, resulting in a 102.3% effective tax rate. The difference in the tax benefit recorded during second quarter 2011 and second quarter 2010 is primarily attributable to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Six months Ended July 2, 2011 (First half 2011) compared to Six months Ended July 3, 2010 (First half 2010)

Net Sales.  Net sales for first half 2011 were $527.5 million as compared to $482.6 million for first half 2010, representing a 9.3% increase. This increase was driven primarily by sales from our 2011 acquisitions of Dr. Comfort, ETI and Circle City and favorable changes in foreign exchange rates. The following table sets forth the mix of our net sales ($ in thousands):

	First Half 2011	% of Net Sales	First Half 2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular Segment	$180,235	34.2%	$153,931	31.9%	$26,304	17.1%
Recovery Sciences Segment	171,379	32.5	171,477	35.5	(98)	(0.1)
International Segment	142,948	27.1	125,019	25.9	17,929	14.3
Surgical Implant Segment	32,935	6.2	32,176	6.7	759	2.4
	$527,497	100.0%	$482,603	100.0%	$44,894	9.3%

Net sales in our Bracing and Vascular Segment were $180.2 million for first half 2011, and $153.9 million for first half 2010. First half 2011 included $30.3 million of sales attributable to our newly acquired Dr. Comfort, ETI and Circle City businesses. In addition, our Bracing and Vascular segment continued to benefit from sales of our VenaFlow Elite dynamic compression therapy pump used to combat Deep Vein Thrombosis, as well as sales of our newer bracing and supports products for knee and upper extremity. Partially offsetting these increases was the negative impact of certain customers choosing to do their own insurance billings, instead of billing through our OfficeCare program resulting in lower average selling prices on the units sold.

Net sales in our Recovery Sciences Segment were $171.4 million for first half 2011, and $171.5 million for first half 2010. Decreases in sales of our Empi and Chattanooga business units were partially offset by strong sales from our Regeneration business, primarily related to spinal stimulation sales.

Net sales in our International Segment were $142.9 million for first half 2011, and $125.0 million for first half 2010. The increase was attributable to increased sales across most product lines, $4.6 million of net sales from our newly acquired Dr. Comfort and ETI businesses, and the favorable impact of foreign exchange rates in effect in during first half 2011 as compared to foreign exchange rates in effect during first half 2010, which increased net sales by $7.7 million.

Net sales in our Surgical Implant Segment were $32.9 million for first half 2011, and $32.2 million for first half 2010. The increase was primarily due to strong sales our Reverse Shoulder products, as well as our newly launched Turon shoulder product, as well as an increase in sales of hip revision products which were launched under our limited distribution agreement with Lima Corporate.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 61.3%, for first half 2011, compared to 64.4% for first half 2010.

Gross profit in our Bracing and Vascular Segment as a percentage of net sales was 53.6% for first half 2011, compared to 55.4% for first half 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in first half 2011 are $5.0 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences Segment as a percentage of net sales increased to 76.0% for first half 2011, from 75.2% for first half 2010. The increase was primarily driven by a higher margin mix of products sold in this segment.

Gross profit in our International Segment as a percentage of net sales decreased to 57.3% for first half 2011, from 60.3% for first half 2010. The decrease was primarily driven by lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant Segment as a percentage of net sales decreased to 71.5% for first half 2011, compared to 75.4% for first half 2010. The decrease was primarily driven by a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A increased to $245.9 million for first half 2011, from $227.4 million for first half 2010. As a percentage of sales, however,  SG&A expense decreased to 46.6% for first half 2011 from 47.2% for first half 2010.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Half 2011	First Half 2010
Integration charges:
Employee severance and relocation	$3,029	$2,356
U.S commercial sales and marketing reorganization	1,203	5,337
Chattanooga integration	119	6,570
Acquisition related expenses and integration	7,345	—
CEO transition	1,627	—
Other integration	2,203	2,921
Litigation costs and settlements, net	3,219	2,514
Additional product liability insurance	3,302	11,139
ERP implementation	14,170	7,010
	$36,217	$37,847

Research and Development (R&D).  R&D expense was $13.2 million, or 2.5% of net sales, and $11.0 million, or 2.2% of sales, for first half 2011 and first half 2010, respectively. R&D expense in first half 2011 included $0.9 million related to the write off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $44.9 million and $38.7 million for first half 2011 and first half 2010, respectively. The increase is due to intangible assets acquired through our 2011 acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com.

Interest Expense.  Interest expense was $83.6 million for first half 2011, and $77.6 million for first half 2010. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during first half 2011 as compared to first half 2010.

Loss on Modification of Debt.  During first half 2011 and first half 2010, we recognized $2.1 million and $1.1 million of expenses, respectively, related to amendments to our Senior Secured Credit Facility.

Other Income (Expense), Net.  Other income (expense) was $4.5 million and $(2.5) million for first half 2011 and first half 2010, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For first half 2011, we recorded an income tax benefit of $22.0 million on a pre-tax loss of $61.8 million, resulting in an effective tax rate of 35.6%. For first half 2010, we recorded income tax benefit of $14.8 million on a pre-tax loss of $47.6 million, resulting in an effective tax rate of 31.1%. The difference in the tax benefit recorded during first half 2011 and first half 2010 is primarily attributable to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of July 2, 2011, our primary source of liquidity consisted of cash and cash equivalents totaling $41.0 million and our $100.0 million revolving credit facility, of which $54.0 million was available as of July 2, 2011. Working capital at July 2, 2011 was $234.9 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First Half 2011	First Half 2010
Cash provided by operating activities	$7,619	$10,153
Cash used in investing activities	(338,146)	(15,803)
Cash provided by (used in) financing activities	331,437	(6,594)
Effect of exchange rate changes on cash and cash equivalents	1,929	1,717
Net increase (decrease) in cash and cash equivalents	$2,839	$(10,527)

Cash Flows

Operating activities provided cash of $7.6 million in first half 2011, and $10.2 million in first half 2010 and for both periods presented, primarily reflected our net loss adjusted for non-cash expenses. Cash paid for interest was $69.4 million and $71.0 million in first half 2011 and first half 2010, respectively.

Investing activities used $338.1 million and $15.8 million of cash in first half 2011 and first half 2010, respectively. Cash used in investing activities for first half 2011 primarily consisted of $317.7 million of net cash paid for acquisitions, including $257.4 million, $45.6 million, $11.7 million and $3.0 million for the acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com, respectively. In addition, investing activities used $20.7 million of cash in first half 2011 for purchases of property and equipment, including $3.0 million paid for our ERP system. Cash used in investing activities for first half 2010 included $14.5 million for purchases of property and equipment, including $9.3 million related to our ERP system, and a $0.8 million payment related to an earn-out provision associated with our 2009 acquisition of an Australian distributor.

Financing activities provided $331.4 million of cash for first quarter 2011 and used $6.6 million of cash for first half 2010. Cash provided by financing activities in first half 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Senior Notes and net borrowings of $46.0 million from our revolving credit facility which, together with cash on hand, were primarily used to fund the acquisitions of Dr. Comfort, ETI and Circle City. Cash used in financing activities for first half 2010 consisted primarily of long-term debt payments of $121.8 million and the payment of $3.3 million in debt issuance costs incurred in connection with the issuance of our $100.0 million aggregate principal of 10.875% senior notes, which was partially offset by proceeds of $118.1 million primarily from the 10.875% senior notes.

For the remainder of 2011, we expect to spend cash of approximately $102.2 million for the following:

• $22.9 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• $36.7 million for scheduled interest payments on our 10.875% senior notes;

• $12.1 million for scheduled interest payments on our 7.75% senior notes;

• $14.6 million for scheduled interest payments on our 9.75% senior subordinated notes; and

• $15.9 million for capital expenditures, including $3.5 million for our ERP system.

Indebtedness

As of July 2, 2011, our total indebtedness was $2,168.5 million, exclusive of net unamortized original issue discount of $1.4 million.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. As of July 2, 2011, the balance outstanding under the term loan facility was $847.4 million, exclusive of $5.2 million of unamortized original issue discount, and there were $46.0 million of borrowings outstanding under the revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 7 to our unaudited condensed consolidated financial statements). As of July 2, 2011, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.99%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio of consolidated senior secured debt to Adjusted EBITDA of 3.50:1 stepping down to 3.25:1 at the end of 2011. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus (income) loss from discontinued operations, interest expense, net, income tax benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures governing our 10.875% Notes, 9.75% Notes and 7.75% Notes. Adjusted EBITDA is a material component of these covenants. As of July 2, 2011, our actual senior secured leverage ratio was within the required ratio at 2.87:1.

Adjusted EBITDA should not be considered as an alternative to net (loss) income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net (loss) income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

10.875% Notes, 9.75% Notes, and 7.75% Notes

The Indentures governing the $675.0 million principal amount of 10.875% Notes, $300.0 million principal amount of 9.75% Notes and $300.0 million principal amount of 7.75% Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing our 10.875% Notes, 9.75% Notes and 7.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended July 2, 2011, measured on that date, was 1.74:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of July 2, 2011:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.50:1	2.87:1
10.875% Senior Notes, 7.75% Senior Notes and 9.75% Senior Subordinated Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.74:1

As described above, our Senior Secured Credit Facility and the Indentures governing the 10.875% Notes, 7.75% Notes and the 9.75% Notes (collectively, the Notes) represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended July 2, 2011 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended July 2, 2011	Twelve Months Ended July 2, 2011

Net loss attributable to DJO Finance LLC	$(19,255)	$(59,611)
Interest expense, net	42,376	160,778
Income tax benefit	(14,492)	(41,422)
Depreciation and amortization	31,484	110,360
Non-cash charges (a)	5,367	8,288
Non-recurring and integration charges (b)	23,683	62,505
Other adjustment items, before adjustments applicable for the twelve month period only (c)	699	21,282
Adjusted EBITDA before other adjustment items applicable to the twelve month period only	69,862	262,180

Other adjustment items applicable to the twelve month period only (d)
Pre-acquisition Adjusted EBITDA	—	24,333
Future cost savings	—	8,662
Adjusted EBITDA	$69,862	$295,175

(a)                                                          Non-cash charges are comprised of the following (in thousands):

	Three Months Ended July 2, 2011	Twelve Months Ended July 2, 2011

Stock based compensation expense	$425	$2,354
Impairment of Chattanooga assets held for sale	350	350
Purchase accounting adjustments	4,401	4,958
Loss on disposal of assets, net	191	626
Total non-cash charges	$5,367	$8,288

(b)                             Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended July 2, 2011	Twelve Months Ended July 2, 2011

Integration charges:
U.S. commercial sales and marketing reorganization	$298	$4,674
Chattanooga integration	55	1,512
CEO transition	2,160	3,487
Acquisition related expenses and integration (1)	6,260	7,462
Other integration	2,044	6,109
Litigation costs and settlements, net	1,605	8,265
Additional products liability insurance (2)	3,107	3,302
ERP implementation	8,154	27,694
Total non-recurring and integration charges	$23,683	$62,505

(1)          Consists of direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(2)          Primarily consists of insurance premiums related to a supplemental extended reporting period for product liability claims related to our discontinued pain pump products and certain cold therapy products, for which annual insurance coverage was not renewed.

(c)          Other adjustment items are comprised of the following (in thousands):

	Three Months Ended July 2, 2011	Twelve Months Ended July 2, 2011

Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	295	824
Loss on modification and extinguishment of debt (1)	—	20,767
Other (2)	(1,346)	(7,309)
Total other adjustment items	$699	$21,282

(1)           Loss on modification of debt for the twelve months ended July 2, 2011 is comprised of $2.1 million of fees and expenses associated with the February 2011 amendment of our Senior Secured Credit Facility, which increased the total net leverage ratio limitation in the permitted acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a permitted acquisition,  $13.0 million of premiums, $4.3 million for non-cash write-off of unamortized debt issuance costs and $1.4 million of fees and expenses associated with the redemption of our $200.0 million of 11.75% senior subordinated notes in October 2010.

(2)           Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)                   Other adjustment items applicable for the twelve month period only include pre-acquisition Adjusted EBITDA and future cost savings related to the acquisitions of Dr. Comfort, ETI and Circle City.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. Our senior notes of $975.0 million aggregate principal and senior subordinated notes of $300.0 million principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of July 2, 2011, we had $847.4 million of borrowings outstanding under the Senior Secured Credit Facility, exclusive of $5.2 million of unamortized debt discount. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility not covered by interest rate swap agreements would have impacted our earnings and cash flow for the six months ended July 2, 2011 by approximately $3.0 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXP). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and six months ended July 2, 2011, sales denominated in foreign currencies accounted for approximately 22.5% and 23.2%  of our consolidated net sales, respectively, of which 16.8% and 17.3%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the six months ended July 2, 2011, we utilized MXP foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 7 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts held as of July 2, 2011 expire weekly through December 2011.

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

Changes in Internal Control over Financial Reporting

During the first half of 2011, we made changes to our internal control over financial reporting in connection with the transition to a new ERP system utilized by a substantial portion of our domestic and international businesses. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during the first half of 2011, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting. Additionally, we established additional temporary compensating controls, including transactional validation and additional reconciliation procedures to ensure the accuracy of the reported amounts. We expect to maintain certain of these additional temporary compensating controls for a period of time.

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

Pain Pump Litigation

As previously reported, we are named as one of several defendants in a number of product liability lawsuits related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular Segment. We are currently named in lawsuits involving approximately 75 plaintiffs. We discontinued our sale of these products in the second quarter of 2009.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of July 2, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

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

4.1

Indenture, dated as of April 7, 2011, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on April 8,. 2011).

4.2

Registration Rights Agreement, dated as of April 7, 2011, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

10.1	Employment Agreement, dated May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011)

10.2	Form of Restricted Share Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.3	Form of Restricted Stock Unit Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.4	Form of Stock Option Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.5	Form of Subscription Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.5 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.6+	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011.

10.7+	Form of Amendment No. 3 to Nonstatutory Stock Option Agreement for options granted in 2008.

10.8+	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2009.

10.9+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2010.

10.10+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2011 and later.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101+

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of July 2, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010 and (iv) the notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

+          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: August 16, 2011	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: August 16, 2011	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer