Form 10-Q
period 2011-10-01
DJO Finance LLC
filed 2011-11-04
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (Note: The registrant filed a registration Statement on Form S-4 on August 29, 2011.  Therefore it has not yet been subject to the filing requirements of Section 13 or 15(d) of the Exchange Act for the past 90 days)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 4, 2011, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	October 1, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$39,323	$38,132
Accounts receivable, net	155,863	145,523
Inventories, net	138,045	103,100
Deferred tax assets, net	44,985	48,061
Prepaid expenses and other current assets	24,825	23,419
Total current assets	403,041	358,235
Property and equipment, net	99,002	85,020
Goodwill	1,354,948	1,188,887
Intangible assets, net	1,174,701	1,110,841
Other assets	40,522	36,807
Total assets	$3,072,214	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$51,764	$48,947
Accrued interest	52,855	15,578
Current portion of debt and capital lease obligations	8,821	8,821
Other current liabilities	91,412	81,709
Total current liabilities	204,852	155,055
Long-term debt and capital lease obligations	2,133,161	1,816,291
Deferred tax liabilities, net	271,423	289,913
Other long-term liabilities	15,513	11,712
Total liabilities	2,624,949	2,272,971

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	833,870	830,994
Accumulated deficit	(391,065)	(324,807)
Accumulated other comprehensive income (loss)	1,762	(2,048)
Total membership equity	444,567	504,139
Noncontrolling interests	2,698	2,680
Total equity	447,265	506,819
Total liabilities and equity	$3,072,214	$2,779,790

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$263,118	$233,559	$790,615	$716,162
Cost of sales (exclusive of amortization of intangible assets of $9,688 and $28,831 for the three and nine months ended October 1, 2011 and $9,230 and $27,211 for the three and nine months ended October 2, 2010, respectively)	107,463	84,147	311,709	256,066
Gross profit	155,655	149,412	478,906	460,096

Operating expenses:
Selling, general and administrative	115,854	102,672	361,761	330,060
Research and development	6,477	5,892	19,721	16,923
Amortization of intangible assets	24,435	19,403	69,373	58,128
	146,766	127,967	450,855	405,111
Operating income	8,889	21,445	28,051	54,985

Other income (expense):
Interest expense	(42,764)	(37,240)	(126,320)	(114,867)
Interest income	77	92	240	232
Loss on modification of debt	—	—	(2,065)	(1,096)
Other income (expense), net	(6,004)	4,981	(1,551)	2,460
	(48,691)	(32,167)	(129,696)	(113,271)
Loss before income taxes	(39,802)	(10,722)	(101,645)	(58,286)
Income tax benefit	14,096	3,191	36,055	17,983
Net loss	(25,706)	(7,531)	(65,590)	(40,303)
Net income attributable to noncontrolling interests	(58)	(184)	(668)	(827)
Net loss attributable to DJO Finance LLC	$(25,764)	$(7,715)	$(66,258)	$(41,130)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net loss	$(25,706)	$(7,531)	$(65,590)	$(40,303)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $3,173 and $(450) for the three and nine months ended October 1, 2011 and $(2,848) and $1,490 for the three and nine months ended October 2, 2010, respectively	(5,790)	6,723	817	(3,333)
Unrealized loss on cash flow hedges, net of tax benefit of $4 and $171 for the three and nine months ended October 1, 2011 and $684 and $2,979 for the three and nine months ended October 2, 2010, respectively	(6)	(1,066)	(265)	(4,640)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $693 and $2,095 for the three and nine months ended October 1, 2011 and $1,168 and $3,590 for the three and nine months ended October 2, 2010, respectively	1,115	1,819	3,290	5,591
Other comprehensive (loss) income	(4,681)	7,476	3,842	(2,382)
Comprehensive loss	(30,387)	(55)	(61,748)	(42,685)
Comprehensive loss (income) attributable to noncontrolling interests	139	(444)	(700)	(796)
Comprehensive loss attributable to DJO Finance LLC	$(30,248)	$(499)	$(62,448)	$(43,481)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	(loss) income	equity	interests	equity

Balance at December 31, 2010	$830,994	$(324,807)	$(2,048)	$504,139	$2,680	$506,819
Net (loss) income	—	(66,258)	—	(66,258)	668	(65,590)
Other comprehensive income, net of taxes	—	—	3,810	3,810	32	3,842
Cancellation of vested options	(2,000)	—	—	(2,000)	—	(2,000)
Stock-based compensation	1,700	—	—	1,700	—	1,700
Investment by parent	3,176	—	—	3,176	—	3,176
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(682)	(682)
Balance at October 1, 2011	$833,870	$(391,065)	$1,762	$444,567	$2,698	$447,265

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash Flows from Operating Activities:
Net loss	$(65,590)	$(40,303)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,305	19,626
Amortization of intangible assets	69,373	58,128
Amortization of debt issuance costs and non-cash interest expense	6,270	9,137
Stock-based compensation expense	1,700	1,309
Loss on disposal of assets, net	683	1,986
Deferred income tax benefit	(43,074)	(21,417)
Provision for doubtful accounts and sales returns	22,455	25,549
Inventory reserves	5,812	4,602
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(18,831)	(21,428)
Inventories	(11,450)	(17,452)
Prepaid expenses and other assets	2,277	(12,593)
Accrued interest	37,280	25,772
Accounts payable and other current liabilities	11,908	8,716
Net cash provided by operating activities	40,118	41,632

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	(317,669)	(2,045)
Purchases of property and equipment	(29,217)	(20,277)
Other investing activities, net	(1,479)	(717)
Net cash used in investing activities	(348,365)	(23,039)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	400,000	127,130
Repayments of debt and capital lease obligations	(83,620)	(136,161)
Payment of debt issuance costs	(7,612)	(3,454)
Investment by parent	3,176	1,389
Cash paid in connection with the cancellation of vested options	(2,000)	—
Dividend paid by subsidiary to owners of noncontrolling interests	(682)	(557)
Net cash provided by (used in) financing activities	309,262	(11,653)
Effect of exchange rate changes on cash and cash equivalents	176	(1,307)
Net increase in cash and cash equivalents	1,191	5,633
Cash and cash equivalents at beginning of period	38,132	44,611
Cash and cash equivalents at end of period	$39,323	$50,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,549	$81,834
Cash (refunded) paid for taxes, net	$(3,932)	$3,614

Non-cash investing and financing activities:
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$258	$1,069

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

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended October 1, 2011 and October 2, 2010 each included 63 shipping days. The nine months ended October 1, 2011 and October 2, 2010 included 191 shipping days and 192 shipping days, respectively.

Segment Reporting

During the first quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2). This change had no impact on previously reported segment information.

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

2.  ACQUISITIONS

During 2011, we made the following acquisitions, all of which are included in our Bracing and Vascular segment with the exception of the international activities of Dr. Comfort and ETI, which are included in our International segment:

On April 7, 2011, we acquired the ownership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

Of the total purchase price, $24.5 million was paid to a third party escrow agent to secure the indemnity obligations of the seller and to secure any post closing obligations resulting from the final determination of working capital and cash on hand as of the closing date. Following a post-closing purchase price adjustment which was deducted from the escrow account, the balance in the escrow account at October 1, 2011 was $23.5 million. The purchase price allocation is preliminary due to pending resolution of certain Dr. Comfort tax attributes.

The acquisition was funded using proceeds from $300.0 million of new 7.75% senior notes (7.75% Notes) issued in April 2011 (see Note 9). In connection with the acquisition of Dr. Comfort, we incurred $11.3 million of direct acquisition costs during the nine months ended October 1, 2011, which are included in selling and general administrative expenses in our consolidated statements of operations. Fees and expenses related to the acquisition of Dr. Comfort and the issuance of the 7.75% Notes included $3.9 million of bridge financing fees paid to Credit Suisse. In addition, we paid $5.0 million of transaction and advisory fees paid to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder (see Note 13).

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. An additional $1.3 million was deposited into escrow for the retention of a key employee. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit. Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This potential royalty payment was evaluated separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned. For the three and nine months ended October 1, 2011, royalty payments made to the seller for sales of this product line were not significant to the Company.

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

On January 4, 2011, we acquired the stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million, of which a total of $3.6 million was deposited in escrow for up to one year to fund potential indemnity claims. An additional $1.0 million was deposited in escrow for the retention of certain key employees to be paid in installments six months, nine months and twelve months after the closing date, with the first installment paid to the sellers in July 2011. Direct acquisition costs associated with the ETI acquisition of $0.3 million are included in selling, general and administrative expense in our unaudited condensed consolidated statement of operations. The acquisition was financed using cash on hand and a draw of $35.0 million on our revolving line of credit. On January 5, 2011, we converted ETI to a limited liability company.

The preliminary purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

	Dr. Comfort	Circle City	BetterBraces.com	ETI	Weighted Average Useful Life (years)
Cash	$59	$—	$—	$817
Accounts receivable	9,187	572	—	3,690
Inventory	27,241	1,736	—	2,133
Other current assets	2,108	—	—	1,542
Property and equipment	2,183	—	—	7,230
Other non-current assets	1,607	—	—	394
Liabilities assumed	(25,883)	(406)	—	(11,504)
Identifiable intangible assets (1):
Customer relationships	72,100	3,700	75	13,400	6.1
Technology	7,000	—	1,120	6,000	4.8
Non-compete	1,200	200	185	1,600	4.4
Trademarks and trade names	22,200	1,400	50	—	10.0
Goodwill (2)	138,466	4,469	1,570	21,104
Total purchase price	$257,468	$11,671	$3,000	$46,406

(1)          An aggregate value of $89.3 million was assigned to customer relationships with major pharmaceutical, medical and home healthcare distributors and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

An aggregate value of $14.1 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired.

An aggregate value of $3.2 million was assigned to non-compete agreements entered into with certain executive officers and senior management. The values were determined by estimating the present value of the cash flows associated with having these agreements in place, less the present value of the cash flows assuming the non-compete agreements were not in place.

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

(2)          Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. We acquired Dr. Comfort to expand our product offerings and increase our addressable market. We also believe there are certain cost reduction synergies that may be realized when certain portions of the Dr. Comfort business are integrated with our existing businesses and as we implement lean principles in Dr. Comfort’s supply chain and distribution activities. We acquired ETI in order to expand our product offerings and vertically integrate into ETI products which we currently acquire from a third party manufacturer. In addition, we believe there are cost reduction synergies to be realized with the implementation of lean manufacturing methodology. Among the factors which resulted in the recognition of goodwill for Circle City were consolidation of warehouse facilities and expected cost savings from reduction of redundant general and administrative expenses. Among the factors which resulted in the recognition of goodwill for BetterBraces.com were expected cost savings resulting from production and distribution efficiencies and from reduction of redundant general and administrative expenses. The allocation of goodwill to our reportable segments has not yet been completed.

Goodwill related to our Circle City and BetterBraces.com acquisitions is expected to be deductible for tax purposes.

The results of operations attributable to each acquisition are included in our condensed consolidated financial statements from the date of acquisition. The pro forma financial results presented below (in thousands) give effect to the acquisitions of Dr. Comfort, ETI, and Circle City as if such acquisitions had been completed as of January 1, 2011 (for the 2011 period) and January 1, 2010 (for the 2010 period). These pro forma results are not necessarily indicative of the operating results that would have been achieved had these acquisitions occurred on such date.

	Three months ended	Nine months ended
	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$259,394	$811,278	$795,214
Net loss attributable to DJOFL	$(1,158)	$(65,756)	$(20,118)

Our condensed consolidated statements of operations for the three and nine months ended October 1, 2011 include $24.7 million and $59.6 million of aggregate net sales and $7.7 million and $18.0 million of aggregate net income, respectively, attributable to our acquisitions of Dr. Comfort, ETI, and Circle City.

3.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance, beginning of period	$53,076	$48,306
Provision for doubtful accounts and sales returns	22,455	25,549
Write-offs, net of recoveries	(24,288)	(21,400)
Balance, end of period	$51,243	$52,455

4.  INVENTORIES

Inventories consist of the following (in thousands):

	October 1, 2011	December 31, 2010
Components and raw materials	$38,186	$27,287
Work in process	5,274	5,478
Finished goods	87,989	60,596
Inventory held on consignment	21,722	22,592
	153,171	115,953
Less inventory reserves	(15,126)	(12,853)
	$138,045	$103,100

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	October 1, 2011	October 2, 2010
Balance, beginning of period	$12,853	$12,511
Provision charged to cost of sales	5,812	4,602
Write-offs, net of recoveries	(3,539)	(4,426)
Balance, end of period	$15,126	$12,687

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5.  LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the nine months ended October 1, 2011 are presented below (in thousands):

Balance, beginning of period	$1,188,887
Acquisitions (see Note 2)	165,609
Translation adjustments	452
Balance, end of period	$1,354,948

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

October 1, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,903	$(167,936)	$401,967
Patents and technology	460,440	(146,383)	314,057
Trademarks and trade names	23,650	(1,188)	22,462
Distributor contracts and relationships	5,089	(1,015)	4,074
Non-compete agreements	3,627	(671)	2,956
	$1,062,709	$(317,193)	745,516
Indefinite-lived intangible assets:
Trademarks and trade names			429,185
Net identifiable intangible assets			$1,174,701

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$484,115	$(130,362)	$353,753
Patents and technology	447,437	(119,985)	327,452
Distributor contracts and relationships	789	(482)	307
Non-compete agreements	459	(129)	330
	$932,800	$(250,958)	681,842
Indefinite-lived intangible assets:
Trademarks and trade names			428,999
Net identifiable intangible assets			$1,110,841

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 7.7 years for customer relationships, 10.6 years for patents and technology, 5.3 years for distributor rights, 9.5 years for trademarks and trade names, and 3.7 years for distributor rights. Based on our amortizable intangible asset balance as of October 1, 2011, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2011	$24,566
2012	97,093
2013	91,197
2014	89,212
2015	84,816
Thereafter	358,632
$745,516

6.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	October 1, 2011	December 31, 2010
Accrued wages and related expenses	$33,136	$24,154
Accrued commissions	11,203	10,402
Income taxes payable	5,199	2,656
Accrued rebates	5,335	6,006
Accrued other taxes	4,478	2,322
Accrued professional expenses	4,118	3,881
Derivative liabilities	3,472	6,707
Other accrued liabilities	24,471	25,581
	$91,412	$81,709

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

Information regarding our interest rate swap agreements as of October 1, 2011 is presented below (in thousands):

Maturity Date	Notional Amount	Pay Fixed	Receive Floating	Estimated loss expected to be reclassified into earnings within the next twelve months
December 2011	$75,000	2.55%	1 month LIBOR	$433
December 2011	75,000	2.585%	1 month LIBOR	440
December 2011	75,000	2.595%	1 month LIBOR	442
December 2011	75,000	2.60%	1 month LIBOR	443
				$1,758

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP. Foreign exchange forward contracts held as of October 1, 2011 expire weekly through September 2012. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXP)		Notional Amount (USD)
	October 1, 2011	December 31, 2010	October 1, 2011	December 31, 2010
Foreign exchange contracts not designated as hedges	291,835	116,910	$22,414	$9,428

The following table summarizes the location and fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	October 1, 2011	December 31, 2010
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$—	$374

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$1,714	$—
Interest rate swap agreements designated as cash flow hedges	Other current liabilities	1,758	6,707
		$3,472	$6,707

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(1,807)	$(2,988)	$(5,384)	$(9,181)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	(2,121)	407	(2,088)	431
		$(3,928)	$(2,581)	$(7,472)	$(8,750)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest rate swaps designated as cash flow hedges	$9	$1,750	$435	$7,619

As of October 1, 2011, the cumulative amount included in accumulated other comprehensive income (loss) related to derivative instruments designated as cash flow hedges was $1.1 million (net of tax).

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

As of October 1, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Total Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$1,714	$—	$1,714
Interest rate swap agreements designated as cash flow hedge	—	1,758	—	1,758
	$—	$3,472	$—	$3,472

As of December 31, 2010
Total Assets:
Foreign exchange forward contracts not designated as hedges	$—	$374	$—	$374

Total Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$6,707	$—	$6,707

(1)          Fair value measurements based on quoted prices in active markets for identical assets or liabilities.

(2)          Fair value measurements based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

(3)          No observable valuation inputs in the market.

9.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	October 1, 2011	December 31, 2010
Senior Secured Credit Facility:
$100.0 million revolving credit facility	$23,000	$—
Term loan facility, net of unamortized original issue discount of $4.8 million and $6.0 million, respectively	840,379	845,792
10.875% Senior Notes, including unamortized original issue premium of $3.6 million and $4.2 million, respectively	678,555	679,239
9.75% Senior Subordinated Notes	300,000	300,000
7.75% Senior Notes	300,000	—
Capital lease obligations and other	49	81
Total debt and capital lease obligations	2,141,983	1,825,112
Current maturities	(8,821)	(8,821)
Long-term debt and capital lease obligations	$2,133,162	$1,816,291

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. We are amortizing the $12.6 million original issue discount using the effective interest method, thereby increasing the reported outstanding balance through the maturity date.

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

The third amendment, entered into in February 2011, increased the Maximum Total Leverage Ratio limitation in the Permitted Acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a Permitted Acquisition. The Permitted Acquisitions covenant has no limit on the dollar amount of acquisitions we are permitted to make, as long as the acquired entity becomes a loan party under the Senior Secured Credit Facility, and we are in compliance with this 7.0x maximum total net leverage ratio requirement, our senior secured leverage ratio requirement, and are not in default. In connection with this amendment, we incurred $2.1 million of arrangement and lender consent fees which are included in loss on modification of debt in our unaudited condensed consolidated statement of operations.

As of October 1, 2011, the market values of our term loan facility and revolving credit facility were $786.1 million and $21.2 million, respectively. We determine market value using trading prices for our credit facilities on or near that date.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.50:1 for the trailing twelve months ended October 1, 2011, stepping down to 3.25:1 at the end of 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of October 1, 2011, our senior secured leverage ratio was 2.89:1, and we were in compliance with all other applicable covenants.

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

As of October 1, 2011, the market value of the 10.875% Notes was $664.9 million. We determine market value using trading prices for the 10.875% Notes on or near that date.

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

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of October 1, 2011, we were in compliance with all applicable covenants.

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

As of October 1, 2011, the market value of the 9.75% Notes was $247.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date.

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

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of October 1, 2011, we were in compliance with all applicable covenants.

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

As of October 1, 2011, the market value of the 7.75% Notes was $253.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date.

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

Covenants.  The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of October 1, 2011, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet the ratios required by those covenants. A breach of any of these covenants in the future could result in a default under the Senior Secured Credit Facility, the 10.875% Indenture, the 9.75% Indenture and the 7.75% Indenture (collectively, the Indentures), at which time the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Debt Issuance Costs

As of October 1, 2011 and December 31, 2010, we had $36.0 million and $34.1 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the nine months ended October 1, 2011, we capitalized $7.6 million of debt issuance costs incurred in connection with the issuance of $300.0 million aggregate principal of 7.75% Notes. During the nine months ended October 2, 2010, we capitalized $3.5 million of debt issuance costs in connection with the issuance of $100.0 million aggregate principal of 10.875% Notes. For the three and nine months ended October 1, 2011, amortization of debt issuance costs was $2.0 million and $5.8 million, respectively. For the three and nine months ended October 2, 2010, amortization of debt issuance costs was $1.7 million and $7.6 million, respectively. Amortization of debt issuance costs is included in interest expense in our unaudited condensed consolidated statements of operations.

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

For the three months ended October 1, 2011, we recorded an income tax benefit of approximately $14.1 million on a pre-tax loss of $39.8 million, resulting in an effective tax rate of 35.4%. For the nine months ended October 1, 2011, we recorded an income tax benefit of approximately $36.1 million on a pre-tax loss of approximately $101.6 million, resulting in a 35.5% effective tax rate.

For the three and nine months ended October 2, 2010, we recorded an income tax benefit of approximately $3.2 million and $18.0 million, on a pre-tax loss of approximately $10.7 million and $58.3 million, resulting in a 29.8% and 30.9% effective tax rate, respectively. The difference in the tax benefit recorded during the three and nine months ended October 1, 2011 and the three and nine months ended October 2, 2010 is primarily due to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Internal Revenue Service (IRS) completed its field examination of the 2005 and 2006 tax years during the first half of 2010. The IRS has proposed material adjustments related to transaction cost, stock option, and bad debt deductions included in our 2006 tax return. We have entered into the IRS appeals process and plan on defending each of the proposed adjustments vigorously. The timing of the completion of the appeals process is unclear at this time. Should the IRS’ proposed adjustments be upheld upon completion of the appeals process, a material reduction in our currently unreserved net operating losses could result.

At December 31, 2010, our gross unrecognized tax benefits were $17.7 million. For the nine months ended October 1, 2011, we increased our gross unrecognized tax benefits by $0.2 million, resulting in total gross unrecognized tax benefits of $17.9 million at the end of the period. As of October 1, 2011, we have $2.5 million accrued for interest and penalties. To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $3.1 million of U.S. Federal tax benefit for related state income tax deductions would result. There is a reasonable possibility that the finalization of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated.  We anticipate that approximately $1.5 million of uncertain tax positions related to transfers of intellectual property and $0.3 million of unrecognized tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statute of limitations. The majority of our unrecognized tax benefits will impact the effective tax rate upon recognition; however, $1.8 million of unrecognized tax benefits related to prior acquisitions will impact other balance sheet accounts due to various indemnification provisions.

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

Stock-Based Compensation

During the three months ended October 1, 2011, we granted 12,500 stock options to employees, with a weighted average grant date fair value of $6.09 per share for options in the Time-Based Tranche. During the nine months ended October 1, 2011, we granted 983,000 stock options to employees, with a weighted average grant date fair value of $6.23 for options in the Time-Based Tranche. The options granted during the nine months ended October 1, 2011 included 800,000 options granted to Michael P. Mogul, our new president and chief executive officer.

In addition, during the three months ended October 1, 2011, we granted 60,753 restricted shares to Michael P. Mogul. The shares will vest 50% on each of the anniversary dates of his employment commencement date, subject to his continued employment through the applicable anniversary dates.

During the three months ended October 2, 2010, we granted 102,500 stock options to employees, with a weighted average grant date fair value of $6.46 per share for options in the Time-Based Tranche. During the nine months ended October 2, 2010, we granted 586,050 stock options to employees, with a weighted average grant date fair value of $6.66 per share for options in the Time-Based Tranche. In addition, during the three and nine months ended October 2, 2010, we granted 5,000 and 6,200 options, respectively, to non-employee distributors.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Expected volatility	34.4%	34.3%	34.0-34.4%	34.2 – 34.5%
Risk-free interest rate	1.3%	2.0%	1.3-2.1%	2.0 - 3.0%
Expected years until exercise	6.6	6.9	6.4-6.6	6.4 - 7.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of goods sold	19	19	130	38
Operating Expenses:
Selling, general and administrative	341	409	1,533	1,218
Research and development	9	16	37	53
	$369	$444	$1,700	$1,309

In each of the periods presented, we only recognized stock-based compensation expense for options granted to employees in the Time-Based Tranche, as the performance and market components of the Market Return and Enhanced Market Return Tranches are not deemed probable at this time. Stock based compensation expense for options granted to non employees was not significant to the Company for all periods presented, and was included in selling, general and administrative expense in our unaudited consolidated statements of operations.

Included in stock-based compensation expense for the nine months ended October 1, 2011 is $0.4 million of incremental expense associated with the modification of the terms of options previously granted.

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

During the nine months ended October 1, 2011, we paid cash of $2.0 million to our former chief executive officer, upon his retirement, to cancel 355,155 shares of vested Rollover Options held by him. The amount paid represents the excess of the fair market value of the shares over their exercise price. This amount is included as a reduction to member capital in our unaudited condensed consolidated balance sheet as of October 1, 2011.

In addition, during the three months ended October 1, 2011, DJO sold 192,959 shares of its common stock at $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by another member of senior management. The share purchases were subject to execution of a stockholder agreement including certain rights and restrictions. Net proceeds of $3.2 million from the share purchases were contributed by DJO to us, and are included in member capital in our unaudited condensed consolidated balance sheet as of October 1, 2011. The proceeds were used for working capital purposes.

13.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and nine month periods presented, we recognized $1.75 million and $5.25 million, respectively, related to the annual monitoring fee, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

In addition, during the nine months ended October 1, 2011, in connection with the Dr. Comfort acquisition, we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statement of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. There were approximately 60 plaintiffs in U.S. cases pending as of October 15, 2011 and a lawsuit in Canada which was recently certified as a class action. On October 26, 2011, we received notice of filing of several lawsuits involving a total of 200 plaintiffs. Based upon the allegations in the complaints, it appears that all but approximately 20 plaintiffs used a pain pump that was not sold by DJO. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past twelve months, we have entered into settlements with plaintiffs in approximately 45 pain pump lawsuits.

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

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of October 1, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2011 and June 30, 2012. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to invasive products (principally surgical implant products) and $50,000 per claim for claims relating to all other covered products, with an aggregate self-insured retention of $2 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five-year reporting period. Thus, the SERP coverage has a total limit of $105 million (less amounts paid for claims reported under the prior policy period). Concurrently with the exclusion of our cold therapy products from the current primary products coverage, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011.  This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had total limits of $50 million. We also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $300,000 per claim and an aggregate deductible of $4 million.  We believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

BGS Qui Tam Action and HIPAA Subpoena

We have been named as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, in a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action, and as of October 1, 2011, we cannot estimate a range of potential loss, fines or damages.

15. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

During the first quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2). This change had no impact on previously reported segment information.

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

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales:
Bracing and Vascular	$101,452	$78,156	$281,687	$232,087
Recovery Sciences	81,956	85,884	253,335	257,361
International	64,475	54,960	207,423	179,979
Surgical Implant	15,235	14,559	48,170	46,735
	$263,118	$233,559	$790,615	$716,162

Gross profit:
Bracing and Vascular	$52,997	$42,521	$149,593	$127,865
Recovery Sciences	61,573	66,753	191,836	195,773
International	36,472	30,697	118,376	106,097
Surgical Implant	10,698	10,258	34,239	34,533
Expenses not allocated to segments and eliminations	(6,085)	(817)	(15,138)	(4,172)
	$155,655	$149,412	$478,906	$460,096

Operating income:
Bracing and Vascular	$18,844	$17,188	$54,339	$50,428
Recovery Sciences	21,392	30,962	68,892	85,441
International	11,723	9,752	40,790	40,787
Surgical Implant	827	401	2,230	4,545
Expenses not allocated to segments and eliminations	(43,897)	(36,858)	(138,200)	(126,216)
	$8,889	$21,445	$28,051	$54,985

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales:
United States	$198,643	$185,530	$583,138	$533,274
Germany	20,712	15,998	68,203	55,319
Other Europe, Middle East and Africa	24,589	16,623	86,926	68,225
Asia Pacific	2,244	3,764	11,532	16,911
Other	16,930	11,644	40,816	42,433
	$263,118	$233,559	$790,615	$716,162

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of October 1, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,275	$(189)	$24,226	$11	$39,323
Accounts receivable, net	—	121,416	34,447	—	155,863
Inventories, net	—	111,703	21,951	4,391	138,045
Deferred tax assets, net	—	44,647	338	—	44,985
Prepaid expenses and other current assets	29	18,805	3,463	2,528	24,825
Total current assets	15,304	296,382	84,425	6,930	403,041
Property and equipment, net	—	91,150	13,143	(5,291)	99,002
Goodwill	—	1,274,311	110,714	(30,077)	1,354,948
Intangible assets, net	—	1,141,519	33,182	—	1,174,701
Investment in subsidiaries	1,297,699	1,695,817	182,654	(3,176,170)	—
Intercompany receivables	1,292,059	—	—	(1,292,059)	—
Other non-current assets	35,997	2,989	1,527	9	40,522
Total assets	$2,641,059	$4,502,168	$425,645	$(4,496,658)	$3,072,214

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$43,605	$8,134	$25	$51,764
Current portion of debt and capital lease obligations	8,782	39	—	—	8,821
Other current liabilities	54,558	60,958	25,854	2,897	144,267
Total current liabilities	63,340	104,602	33,988	2,922	204,852
Long-term debt and capital lease obligations	2,133,152	9	—	—	2,133,161
Deferred tax liabilities, net	—	260,669	10,754	—	271,423
Intercompany payables, net	—	1,055,963	236,096	(1,292,059)	—
Other long-term liabilities	—	14,951	562	—	15,513
Total liabilities	2,196,492	1,436,194	281,400	(1,289,137)	2,624,949
Noncontrolling interests	—	—	2,698	—	2,698
Total membership equity	444,567	3,065,974	141,547	(3,207,521)	444,567
Total liabilities and equity	$2,641,059	$4,502,168	$425,645	$(4,496,658)	$3,072,214

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended October 1, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$222,120	$60,319	$(19,321)	$263,118
Cost of sales (exclusive of amortization of intangible assets of $9,688)	—	90,555	37,788	(20,880)	107,463
Gross profit	—	131,565	22,531	1,559	155,655

Operating expenses:
Selling, general and administrative	—	94,502	21,352	—	115,854
Research and development	—	5,546	931	—	6,477
Amortization of intangible assets	—	23,328	1,107	—	24,435
	—	123,376	23,390	—	146,766
Operating income (loss)	—	8,189	(859)	1,559	8,889

Other income (expense):
Interest expense	(42,756)	—	(8)	—	(42,764)
Interest income	3	17	57	—	77
Other income, net	—	(1,820)	(4,184)	—	(6,004)
Intercompany income	—	664	1,211	(1,875)	—
Equity in income of subsidiaries, net	16,989	—	—	(16,989)	—
	(25,764)	(1,139)	(2,924)	(18,864)	(48,691)
(Loss) income before income taxes	(25,764)	7,050	(3,783)	(17,305)	(39,802)
Income tax benefit (provision)	—	15,306	(875)	(335)	14,096
Net (loss) income	(25,764)	22,356	(4,658)	(17,640)	(25,706)
Net income attributable to noncontrolling interests	—	—	(58)	—	(58)
Net (loss) income attributable to DJOFL	$(25,764)	$22,356	$(4,716)	$(17,640)	$(25,764)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended October 1, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$654,999	$194,502	$(58,886)	$790,615
Cost of sales (exclusive of amortization of intangible assets of $28,831)	—	264,678	124,189	(77,158)	311,709
Gross profit	—	390,321	70,313	18,272	478,906

Operating expenses:
Selling, general and administrative	—	292,764	68,997	—	361,761
Research and development	—	16,496	3,225	—	19,721
Amortization of intangible assets	—	66,129	3,244	—	69,373
	—	375,389	75,466	—	450,855
Operating income (loss)	—	14,932	(5,153)	18,272	28,051

Other income (expense):
Interest expense	(126,173)	(10)	(137)	—	(126,320)
Interest income	10	111	119	—	240
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income, net	—	396	(1,947)	—	(1,551)
Intercompany income (expense)	10,625	(8,134)	(468)	(2,023)	—
Equity in income of subsidiaries, net	51,345	—	—	(51,345)	—
	(66,258)	(7,637)	(2,433)	(53,368)	(129,696)
(Loss) income before income taxes	(66,258)	7,295	(7,586)	(35,096)	(101,645)
Income tax benefit (provision)	—	40,559	(4,650)	146	36,055
Net (loss) income	(66,258)	47,854	(12,236)	(34,950)	(65,590)
Net income attributable to noncontrolling interests	—	—	(668)	—	(668)
Net (loss) income attributable to DJOFL	$(66,258)	$47,854	$(12,904)	$(34,950)	$(66,258)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended October 1, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(66,258)	$47,854	$(12,236)	$(34,950)	$(65,590)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	17,281	4,091	(67)	21,305
Amortization of intangible assets	—	66,129	3,244	—	69,373
Amortization of debt issuance costs and non-cash interest expense	6,270	—	—	—	6,270
Stock-based compensation expense	—	1,700	—	—	1,700
Loss on disposal of assets, net	—	391	292	—	683
Deferred income tax benefit	(1,925)	(40,267)	(736)	(146)	(43,074)
Provision for doubtful accounts and sales returns	—	20,105	334	—	20,439
Inventory reserves	—	4,609	878	—	5,487
Equity in income of subsidiaries, net	(51,345)	—	—	51,345	—

Changes in operating assets and liabilities:
Accounts receivable	—	(15,822)	(993)	—	(16,815)
Inventories	—	(7,759)	6,263	(9,629)	(11,125)
Prepaid expenses and other assets	79	3,295	(1,239)	142	2,277
Accounts payable and other current liabilities	37,273	4,014	7,399	502	49,188
Net cash (used in) provided by operating activities	(75,906)	101,530	7,297	7,197	40,118

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(24,917)	(4,087)	(213)	(29,217)
Other investing activities, net	—	(1,484)	5	—	(1,479)
Net cash used in investing activities	—	(344,070)	(4,082)	(213)	(348,365)

Cash Flows from Financing Activities:
Intercompany	(237,398)	243,762	609	(6,973)	—
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt and capital lease obligations	(83,586)	(32)	(2)	—	(83,620)
Payment of debt issuance costs	(7,612)	—	—	—	(7,612)
Investment by parent	3,176	—	—	—	3,176
Repurchase of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(682)	—	(682)
Net cash provided by (used in) financing activities	74,580	241,730	(75)	(6,973)	309,262
Effect of exchange rate changes on cash and cash equivalents	—	—	176	—	176
Net (decrease) increase in cash and cash equivalents	(1,326)	(810)	3,316	11	1,191
Cash and cash equivalents at beginning of period	16,601	621	20,910	—	38,132
Cash and cash equivalents at end of period	$15,275	$(189)	$24,226	$11	$39,323

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$201,837	$43,453	$(11,731)	$233,559
Cost of sales (exclusive of amortization of intangible assets of $9,230)	—	71,429	23,654	(10,936)	84,147
Gross profit	—	130,408	19,799	(795)	149,412

Operating expenses:
Selling, general and administrative	—	83,231	19,391	50	102,672
Research and development	—	4,870	1,022	—	5,892
Amortization of intangible assets	—	18,436	960	7	19,403
	—	106,537	21,373	57	127,967
Operating income (loss)	—	23,871	(1,574)	(852)	21,445

Other income (expense):
Interest expense	(37,160)	(5)	(75)	—	(37,240)
Interest income	3	64	25	—	92
Other income, net	—	2,289	2,557	135	4,981
Intercompany income (expense)	6,922	(5,872)	(919)	(131)	—
Equity in income of subsidiaries, net	22,520	—	—	(22,520)	—
	(7,715)	(3,524)	1,588	(22,516)	(32,167)
(Loss) income before income taxes	(7,715)	20,347	14	(23,368)	(10,722)
Income tax benefit (provision)	—	3,589	(398)	—	3,191
Net (loss) income	(7,715)	23,936	(384)	(23,368)	(7,531)
Net income attributable to noncontrolling interests	—	—	(184)	—	(184)
Net (loss) income attributable to DJO Finance LLC	$(7,715)	$23,936	$(568)	$(23,368)	$(7,715)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$617,701	$146,567	$(48,106)	$716,162
Cost of sales (exclusive of amortization of intangible assets of $27,211)	—	229,725	74,622	(48,281)	256,066
Gross profit	—	387,976	71,945	175	460,096

Operating expenses:
Selling, general and administrative	—	270,525	59,485	50	330,060
Research and development	—	14,144	2,779	—	16,923
Amortization of intangible assets	—	55,229	2,892	7	58,128
		339,898	65,156	57	405,111
Operating income	—	48,078	6,789	118	54,985

Other income (expense):
Interest expense	(114,626)	(48)	(196)	—	(114,867)
Interest income	6	164	62	—	232
Loss on modification of debt	(1,096)	—	—	—	(1,096)
Other income (expense), net	—	2,376	84	—	2,460
Intercompany income (expense), net	68,715	(45,319)	(2,805)	(20,591)	—
Equity in income of subsidiaries, net	5,871	—	—	(5,871)	—
	(41,130)	(42,827)	(2,852)	(26,462)	(113,271)
(Loss) income before income taxes	(41,130)	5,251	3,937	(26,344)	(58,286)
Income tax benefit (provision)	—	20,668	(2,685)	—	17,983
Net (loss) income	(41,130)	25,919	1,252	(26,344)	(40,303)
Net income attributable to noncontrolling interests	—	—	(827)	—	(827)
Net (loss) income attributable to DJO Finance LLC	$(41,130)	$25,919	$425	$(26,344)	$(41,130)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended October 2, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(41,130)	$25,919	$1,252	$(26,344)	$(40,303)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	16,131	3,559	(64)	19,626
Amortization of intangible assets	—	55,228	2,893	7	58,128
Amortization of debt issuance costs and non-cash interest expense	9,137	—	—	—	9,137
Stock-based compensation expense	—	1,309	—	—	1,309
Loss on disposal of assets, net	—	1,867	423	(304)	1,986
Deferred income tax (benefit) expense	—	(79,209)	57,792	—	(21,417)
Equity in income of subsidiaries	(5,871)	—	—	5,871	—
Provision for doubtful accounts and sales returns	—	24,987	562	—	25,549
Inventory reserves	—	3,980	622	—	4,602

Changes in operating assets and liabilities:
Accounts receivable	—	(22,130)	789	(87)	(21,428)
Inventories	—	(10,322)	(4,417)	(2,713)	(17,452)
Prepaid expenses and other assets	132	13,933	(24,033)	(2,625)	(12,593)
Accounts payable and other current liabilities	25,205	5,996	641	2,646	34,488
Net cash (used in) provided by operating activities	(12,527)	37,689	40,083	(23,613)	41,632

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(810)	—	(1,235)	(2,045)
Purchases of property and equipment	—	(18,991)	(3,854)	2,568	(20,277)
Other investing activities, net	—	531	(1,248)	—	(717)
Net cash used in investing activities	—	(19,270)	(5,102)	1,333	(23,039)

Cash Flow from Financing Activities:
Intercompany	22,119	(11,678)	(32,721)	22,280	—
Proceeds from issuance of debt	127,000	—	130	—	127,130
Repayments of debt and capital lease obligations	(132,695)	(2,717)	(749)	—	(136,161)
Payment of debt issuance costs	(3,454)	—	—	—	(3,454)
Investment by parent	—	1,389	—	—	1,389
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(557)	—	(557)
Net cash provided by (used in) financing activities	12,970	(13,006)	(33,897)	22,280	(11,653)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,307)	—	(1,307)
Net increase (decrease) in cash and cash equivalents	443	5,413	(223)	—	5,633
Cash and cash equivalents at beginning of period	6,999	17,389	20,223	—	44,611
Cash and cash equivalents at end of period	$7,442	$22,802	$20,000	$—	$50,244

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

Operating Segments

During the first quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 2 to our unaudited condensed consolidated financial statements for additional information about our acquisitions). This change had no impact on previously reported segment information.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Bracing and Vascular:
Net sales	$101,452	$78,156	$281,687	$232,087
Gross profit	$52,997	$42,521	$149,593	$127,865
Gross profit margin	52.2%	54.4%	53.1%	55.1%
Operating income	$18,844	$17,188	$54,339	$50,428
Operating income as a percent of net segment sales	18.6%	22.0%	19.3%	21.7%

Recovery Sciences:
Net sales	$81,956	$85,884	$253,335	$257,361
Gross profit	$61,573	$66,753	$191,836	$195,773
Gross profit margin	75.1%	77.7%	75.7%	76.1%
Operating income	$21,392	$30,962	$68,892	$85,441
Operating income as a percent of net segment sales	26.1%	36.1%	27.2%	33.2%

International:
Net sales	$64,475	$54,960	$207,423	$179,979
Gross profit	$36,472	$30,697	$118,376	$106,097
Gross profit margin	56.6%	55.9%	57.1%	58.9%
Operating income	$11,723	$9,752	$40,790	$40,787
Operating income as a percent of net segment sales	18.2%	17.7%	19.7%	22.7%

Surgical Implant:
Net sales	$15,235	$14,559	$48,170	$46,735
Gross profit	$10,698	$10,258	$34,239	$34,533
Gross profit margin	70.2%	70.5%	71.1%	73.9%
Operating income	$827	$401	$2,230	$4,545
Operating income as a percent of net segment sales	5.4%	2.8%	4.6%	9.7%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended October 1, 2011 and October 2, 2010 each included 63 shipping days. The nine months ended October 1, 2011 and October 2, 2010 included 191 shipping days and 192 shipping days, respectively.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net sales	$263,118	100.0%	$233,559	100.0%	$790,615	100.0%	$716,162	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	107,463	40.8	84,147	36.0	311,709	39.4	256,066	35.8
Gross profit	155,655	59.2		64.0	478,906	60.6	460,096	64.2

Operating expenses:
Selling, general and administrative	115,854	44.0	102,672	44.0	361,761	45.8	330,060	46.1
Research and development	6,477	2.5	5,892	2.5	19,721	2.5	16,923	2.4
Amortization of intangible assets	24,435	9.3	19,403	8.3	69,373	8.8	58,128	8.1
	146,766	55.8	127,967	54.8	450,855	57.1	405,111	56.6
Operating income	8,889	3.4	21,445	9.2	28,051	3.5	54,985	7.6

Other income (expense):
Interest expense	(42,764)	(16.2)	(37,240)	(15.9)	(126,320)	(16.0)	(114,867)	(16.0)
Interest income	77	—	92	—	240	—	232	—
Loss on modification of debt	—	—	—	—	(2,065)	(0.2)	(1,096)	(0.1)
Other income (expense), net	(6,004)	(2.3)	4,981	2.1	(1,551)	(0.2)	2,460	0.4
	(48,691)	(18.5)	(32,167)	(13.8)	(129,696)	(16.4)	(113,271)	(15.7)
Loss before income taxes	(39,802)	(15.1)	(10,722)	(4.6)	(101,645)	(12.9)	(58,286)	(8.1)
Income tax benefit	14,096	5.3	3,191	1.4	36,055	(4.6)	17,983	2.5
Net loss	(25,706)	9.8	(7,531)	(3.2)	(65,590)	(8.3)	(40,303)	(5.6)
Net income attributable to noncontrolling interests	(58)	—	(184)	(0.1)	(668)	(0.1)	(827)	(0.1)
Net loss attributable to DJO Finance LLC	$(25,764)	(9.8)%	$(7,715)	(3.3)%	$(66,258)	(8.4)%	$(41,130)	(5.7)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $9,688 and $28,831 for the three and nine months ended October 1, 2011, respectively, and $9,230 and $27,211 for the three and nine months ended October 2, 2010, respectively.

Three Months Ended October 1, 2011 (Third Quarter 2011) compared to Three Months Ended October 2, 2010 (Third Quarter 2010)

Net Sales.  Net sales for third quarter 2011 were $263.1 million as compared to $233.6 million for third quarter 2010, representing a 12.7% increase. This increase was driven primarily by sales from our 2011 acquisitions of Dr. Comfort, ETI and Circle City and favorable changes in foreign exchange rates. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Third Quarter 2011	% of Net Sales	Third Quarter 2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$101,452	38.6%	$78,156	33.5%	$23,296	29.8%
Recovery Sciences	81,956	31.1	85,884	36.8	(3,928)	(4.6)
International	64,475	24.5	54,960	23.5	9,515	17.3
Surgical Implant	15,235	5.8	14,559	6.2	676	4.6
	$263,118	100.0%	$233,559	100.0%	$29,559	12.7%

Net sales in our Bracing and Vascular segment were $101.5 million for third quarter 2011, and $78.2 million for third quarter 2010. Third quarter 2011 included $21.9 million of net sales attributable to our newly acquired Dr. Comfort, ETI, and Circle City businesses. In addition, our Bracing and Vascular segment continued to benefit from sales of our VenaFlow Elite dynamic compression therapy pump used to combat Deep Vein Thrombosis, as well as sales of our newer bracing and supports products for knee and upper extremity.

Net sales in our Recovery Sciences segment were $82.0 million for third quarter 2011, and $85.9 million for third quarter 2010, due primarily to decreased sales in our Empi business unit due primarily to certain reimbursement price changes.

Net sales in our International segment were $64.5 million for third quarter 2011, and $55.0 million for third quarter 2010. The increase was primarily driven by $2.9 million in net sales from our newly acquired Dr. Comfort and ETI businesses, sales of new products, and the favorable impact of foreign exchange rates in effect in during third quarter 2011 as compared to foreign exchange rates in effect during third quarter 2010, which increased net sales by $4.5 million.

Net sales in our Surgical Implant segment were $15.2 million for third quarter 2011, and $14.6 million for third quarter 2010. The increase was driven primarily by strong sales of our Reverse Shoulder products, as well as our newly launched Turon shoulder product, offset by decreases in sales of hip and knee products.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 59.2% for third quarter 2011, compared to 64.0% for third quarter 2010.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.2% for third quarter 2011, compared to 54.4% for third quarter 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in third quarter 2011 were $5.0 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales decreased to 75.1% for third quarter 2011, from 77.7% for third quarter 2010. The decrease was primarily due to reduced average selling prices of certain products, primarily in our Empi business unit.

Gross profit in our International segment as a percentage of net sales increased slightly to 56.6% for third quarter 2011, from 55.9% for third quarter 2010. The increase was primarily driven by favorable changes in foreign exchange rates in effect in during third quarter 2011 as compared to foreign exchange rates in effect during third quarter 2010, and a higher margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased slightly to 70.2% for third quarter 2011, compared to 70.5% for third quarter 2010.

Selling, General and Administrative (SG&A). SG&A increased to $115.9 million for third quarter 2011, from $102.7 million for third quarter 2010. As a percentage of sales, however, SG&A expense remained consistent at 44.0% for both periods presented.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Third Quarter 2011	Third Quarter 2010
Integration charges:
Employee severance and relocation	$2,345	$270
U.S commercial sales and marketing reorganization	243	2,540
Acquisition related expenses and integration	642	—
CEO transition	700	—
Other integration	1,133	969
Litigation costs and settlements, net	1,301	1,982
Additional product liability insurance	20	—
ERP implementation	5,217	4,676
	$11,601	$10,437

Research and Development (R&D).  R&D expense was $6.5 million and $5.9 million for third quarter 2011 and third quarter 2010, respectively.  In each of the periods presented, R&D expense was 2.5% of sales.

Amortization of Intangible Assets. Amortization of intangible assets was $24.4 million and $19.4 million for third quarter 2011 and third quarter 2010, respectively. The increase is due to intangible assets acquired through our 2011 acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com.

Interest Expense.  Interest expense was $42.8 million and $37.2 million for third quarter 2011 and third quarter 2010, respectively. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during third quarter 2011, as compared to third quarter 2010.

Other Income (Expense), Net.  Other income (expense) was $(6.0) million and $5.0 million for third quarter 2011 and third quarter 2010, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For third quarter 2011, we recorded an income tax benefit of $14.1 million on a pre-tax loss of $39.8 million, resulting in an effective tax rate of 35.4%. For third quarter 2010, we recorded income tax benefit of $3.2 million on a pre-tax loss of $10.7 million, resulting in a 29.8% effective tax rate. The difference in the tax benefit recorded during third quarter 2011 and third quarter 2010 is primarily attributable to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Nine Months Ended October 1, 2011 (Nine Months 2011) compared to Nine Months Ended October 2, 2010 (Nine Months 2010)

Net Sales.  Net sales for nine months 2011 were $790.6 million as compared to $716.2 million for nine months 2010, representing a 10.4% increase. This increase was driven primarily by sales from our 2011 acquisitions of Dr. Comfort, ETI and Circle City and favorable changes in foreign exchange rates. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Nine Months 2011	% of Net Sales	Nine Months 2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$281,687	35.7%	$232,087	32.4%	$49,600	21.4%
Recovery Sciences	253,335	32.0	257,361	36.0	(4,026)	(1.6)
International	207,423	26.2	179,979	25.1	27,444	15.2
Surgical Implant	48,170	6.1	46,735	6.5	1,435	3.1
	$790,615	100.0%	$716,162	100.0%	$74,453	10.4%

Net sales in our Bracing and Vascular segment were $281.7 million for nine months 2011, and $232.1 million for nine months 2010. Nine months 2011 included $52.1 million of sales attributable to our newly acquired Dr. Comfort, ETI and Circle City businesses. In addition, our Bracing and Vascular segment continued to benefit from sales of our VenaFlow Elite dynamic compression therapy pump used to combat Deep Vein Thrombosis, as well as sales of our newer bracing and supports products for knee and upper extremity. Partially offsetting these increases was the negative impact of certain customers choosing to do their own insurance billings, instead of billing through our OfficeCare program resulting in lower average selling prices on the units sold.

Net sales in our Recovery Sciences segment were $253.3 million for nine months 2011, and $257.4 million for nine months 2010. Decreases in sales of our Empi business unit were partially offset by strong sales from our Regeneration business unit, primarily related to spinal stimulation sales.

Net sales in our International segment were $207.4 million for nine months 2011, and $180.0 million for nine months 2010. The increase was attributable to increased sales across most product lines, $7.5 million of net sales from our newly acquired Dr. Comfort and ETI businesses, and the favorable impact of foreign exchange rates in effect in during nine months 2011 as compared to foreign exchange rates in effect during nine months 2010, which increased net sales by $12.2 million.

Net sales in our Surgical Implant segment were $48.2 million for nine months 2011, and $46.7 million for nine months 2010. The increase was primarily driven by strong sales of our Reverse Shoulder products, as well as our newly launched Turon shoulder product.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 60.6%, for nine months 2011, compared to 64.2% for nine months 2010.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 53.1% for nine months 2011, compared to 55.1% for nine months 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in nine months 2011 were $10.0 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales decreased to 75.7% for nine months 2011, from 76.1% for nine months 2010.

Gross profit in our International segment as a percentage of net sales decreased to 57.1% for nine months 2011, from 58.9% for nine months 2010. The decrease was primarily driven by a lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 71.1% for nine months 2011, compared to 73.9% for nine months 2010.

Selling, General and Administrative (SG&A). SG&A increased to $361.8 million for nine months 2011, from $330.1 million for nine months 2010. As a percentage of sales, however, SG&A expense decreased slightly to 45.8% for nine months 2011 from 46.1% for nine months 2010.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months 2011	Nine Months 2010
Integration charges:
Employee severance and relocation	$5,374	$2,411
U.S commercial sales and marketing reorganization	1,446	7,877
Chattanooga integration	119	3,614
Acquisition related expenses and integration	7,987	—
CEO transition	2,327	—
Other integration	3,336	3,046
Litigation costs and settlements, net	4,520	4,496
Additional product liability insurance	3,322	11,138
ERP implementation	19,387	11,682
	$47,818	$44,264

Research and Development (R&D).  R&D expense was $19.7 million, or 2.5% of net sales, and $16.9 million, or 2.4% of sales, for nine months 2011 and nine months 2010, respectively. R&D expense in nine months 2011 included $0.9 million related to the write off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $69.4 million and $58.1 million for nine months 2011 and nine months 2010, respectively. The increase is due to intangible assets acquired through our 2011 acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com.

Interest Expense.  Interest expense was $126.3 million for nine months 2011, and $114.9 million for nine months 2010. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during nine months 2011 as compared to nine months 2010.

Loss on Modification of Debt.  During nine months 2011 and nine months 2010, we recognized $2.1 million and $1.1 million respectively, of arrangement and lender consent fees related to amendments to our Senior Secured Credit Facility.

Other Income (Expense), Net.  Other income (expense) was $(1.6) million and $2.5 million for nine months 2011 and nine months 2010, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For nine months 2011, we recorded an income tax benefit of $36.1 million on a pre-tax loss of $101.6 million, resulting in an effective tax rate of 35.5%. For nine months 2010, we recorded income tax benefit of $18.0 million on a pre-tax loss of $58.3 million, resulting in an effective tax rate of 30.1%. The difference in the tax benefit recorded during nine months 2011 and nine months 2010 is primarily attributable to differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of October 1, 2011, our primary sources of liquidity consisted of cash and cash equivalents totaling $39.3 million and our $100.0 million revolving credit facility, of which $77.0 million was available. Working capital at October 1, 2011 was $198.2 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	Nine Months 2011	Nine Months 2010
Cash provided by operating activities	$40,118	$41,632
Cash used in investing activities	(348,365)	(23,039)
Cash provided by (used in) financing activities	309,262	(11,653)
Effect of exchange rate changes on cash and cash equivalents	176	(1,307)
Net increase in cash and cash equivalents	$1,191	$5,633

Cash Flows

Operating activities provided cash of $40.1 million and $41.6 million in nine months 2011 and nine months 2010, respectively, reflecting our net loss adjusted for non-cash expenses. Cash paid for interest was $78.5 million and $81.8 million in nine months 2011 and nine months 2010, respectively.

Investing activities used $348.4 million and $23.0 million of cash in nine months 2011 and nine months 2010, respectively. Cash used in investing activities for nine months 2011 primarily consisted of $317.8 million of net cash paid for acquisitions, and $29.2 million of cash for purchases of property and equipment, including $3.1 million paid for our ERP system. Cash used in investing activities for nine months 2010 included $20.3 million for purchases of property and equipment, including $11.6 million related to our ERP system, and $2.0 million for acquisitions.

Financing activities provided $309.3 million of cash for nine months 2011 and used $11.7 million of cash for nine months 2010. Cash provided by financing activities in nine months 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Senior Notes and net borrowings from our revolving credit facility which, together with cash on hand, were primarily used to fund acquisitions. In connection with the issuance of our $300.0 million aggregate principal of 7.75% Senior Notes, we paid $7.6 million in debt issuance costs during nine months 2011. In addition, during nine months 2011, our indirect parent, DJO, sold shares of its common stock, and contributed the net proceeds of $3.2 million to us. Cash used in financing activities for nine months 2010 consisted primarily of long-term debt payments of $136.2 million and the payment of $3.5 million in debt issuance costs incurred in connection with the issuance of our $100.0 million aggregate principal of 10.875% senior notes, which was partially offset by proceeds of $127.1 million primarily from the issuance of the 10.875% senior notes. In addition, during nine months 2010, our indirect parent, DJO, sold shares of its common stock, and contributed the net proceeds of $1.4 million to us.

For the remainder of 2011, we expect to spend cash of approximately $83.4 million for the following:

• $11.8 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• $36.7 million for scheduled interest payments on our 10.875% senior notes;

• $12.1 million for scheduled interest payments on our 7.75% senior notes;

• $14.6 million for scheduled interest payments on our 9.75% senior subordinated notes; and

• $8.2 million for capital expenditures.

Indebtedness

As of October 1, 2011, our total indebtedness was $2,143.3 million, before net unamortized original issue discount of $1.3 million.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. As of October 1, 2011, the balance outstanding under the term loan facility was $845.2  million, exclusive of $4.8 million of unamortized original issue discount, and there were $23.0 million of borrowings outstanding under the revolving credit facility.

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

We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 7 to our unaudited condensed consolidated financial statements). As of October 1, 2011, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 4.05%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio of consolidated senior secured debt to Adjusted EBITDA of 3.50:1 stepping down to 3.25:1 at the end of 2011. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures governing our 10.875% Notes, 9.75% Notes and 7.75% Notes. Adjusted EBITDA is a material component of these covenants. As of October 1, 2011, our actual senior secured leverage ratio was within the required ratio at 2.89:1.

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

Under the Indentures governing our 10.875% Notes, 9.75% Notes and 7.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended October 1, 2011, measured on that date, was 1.70:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of October 1, 2011:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.50:1	2.89:1
10.875% Senior Notes, 7.75% Senior Notes and 9.75% Senior Subordinated Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.70:1

As described above, our Senior Secured Credit Facility and the Indentures governing the 10.875% Notes, 9.75% Notes and the 7.75% Notes (collectively, the Notes) represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended October 1, 2011 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	Three Months Ended October 1, 2011	Twelve Months Ended October 1, 2011

Net loss attributable to DJO Finance LLC	$(25,764)	$(77,660)
Interest expense, net	42,687	166,316
Income tax benefit	(14,096)	(52,327)
Depreciation and amortization	32,008	116,443
Non-cash charges (a)	5,619	13,248
Non-recurring and integration charges (b)	12,729	63,828
Other adjustment items, before adjustments applicable for the twelve month period only (c)	7,847	32,102
Adjusted EBITDA before other adjustment items applicable to the twelve month period only	61,030	261,950

Other adjustment items applicable to the twelve month period only (d)
Pre-acquisition Adjusted EBITDA	—	15,415
Future cost savings	—	8,273
Adjusted EBITDA	$61,030	$285,638

(a)                   Non-cash charges are comprised of the following (in thousands):

	Three Months Ended October 1, 2011	Twelve Months Ended October 1, 2011

Stock based compensation expense	$369	$2,279
Impairment of Chattanooga assets held for sale	—	350
Purchase accounting adjustments	5,014	9,972
Loss on disposal of assets, net	236	647
Total non-cash charges	$5,619	$13,248

(b)          Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended October 1, 2011	Twelve Months Ended October 1, 2011

Integration charges:
U.S. commercial sales and marketing reorganization	$243	$2,371
Chattanooga integration	—	945
CEO transition	700	4,187
Acquisition related expenses and integration (1)	697	8,159
Other integration	4,001	8,475
Litigation costs and settlements, net	1,302	7,585
Additional products liability insurance (2)	20	3,322
ERP implementation	5,766	28,784
Total non-recurring and integration charges	$12,729	$63,828

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

(c)          Other adjustment items are comprised of the following (in thousands):

	Three Months Ended October 1, 2011	Twelve Months Ended October 1, 2011

Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	58	698
Loss on modification and extinguishment of debt (1)	—	20,767
Other (2)	6,039	3,637
Total other adjustment items	$7,847	$32,102

(1)           Loss on modification of debt for the twelve months ended October 1, 2011 is comprised of $2.1 million of fees and expenses associated with the February 2011 amendment of our Senior Secured Credit Facility, which increased the total net leverage ratio limitation in the permitted acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a permitted acquisition,  $13.0 million of premiums, $4.3 million for non-cash write-off of unamortized debt issuance costs and $1.4 million of fees and expenses associated with the redemption of our $200.0 million of 11.75% senior subordinated notes in October 2010.

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

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. Our senior notes of $975.0 million aggregate principal and senior subordinated notes of $300.0 million principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of October 1, 2011, we had $868.2 million of borrowings outstanding under the Senior Secured Credit Facility, exclusive of $4.8 million of unamortized original issue discount. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Notes 7 and 9 to our unaudited condensed consolidated financial statements). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility not covered by interest rate swap agreements would have impacted our earnings and cash flow for the nine months ended October 1, 2011 by approximately $4.3 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

As we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and nine months ended October 1, 2011, sales denominated in foreign currencies accounted for approximately 20.9% and 22.5%  of our consolidated net sales, respectively, of which 15.2% and 16.6%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors.

Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the nine months ended October 1, 2011, we utilized MXP foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 7 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts held as of October 1, 2011 expire weekly through September 2012.

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

Changes in Internal Control over Financial Reporting

During 2011, we made changes to our internal control over financial reporting in connection with the transition to a new ERP system utilized by a substantial portion of our domestic and international businesses. This ongoing implementation has materially changed how transactions are being processed and has also changed the structure and operation of some internal controls. While the ERP changes materially affected our internal control over financial reporting during 2011, the implementation has proceeded to date without material adverse effects on our internal control over financial reporting. Additionally, we established additional temporary compensating controls, including transactional validation and additional reconciliation procedures to ensure the accuracy of the reported amounts. We expect to maintain certain of these additional temporary compensating controls for a period of time.

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

Pain Pump Litigation

As previously reported, we are named as one of several defendants in a number of product liability lawsuits in courts in several states related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. There were approximately 60 plaintiffs in U.S. cases pending as of October 15, 2011 and a lawsuit in Canada which was recently certified as class action. On October 26, 2011, we received notice of filing of several lawsuits involving a total of 200 plaintiffs. Based upon the allegations in the complaints, it appears that all but approximately 20 plaintiffs used a pain pump that was not sold by DJO. We discontinued our sale of these products in the second quarter of 2009.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits filed in Superior Court, San Diego County, California, involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. These lawsuits are in their early stages of discovery. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of October 1, 2011, we cannot estimate a range of potential loss. We intend to defend these matters aggressively.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets as of October 1, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010 and (iv) the notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

+          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 4, 2011	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: November 4, 2011	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer