Form 10-K
period 2011-12-31
DJO Finance LLC
filed 2012-02-21
CIK 1395317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒ (Note: As of January 1, 2012, registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of February 21, 2012, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

PART I.

ITEM 1.  BUSINESS

Overview

We are a global developer, manufacturer and distributor of high-quality medical devices that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga™, DJO Surgical, Dr. Comfort™ , and Compex®.

Our current business activities are the result of the 2007 combination of two companies with broad product offerings in the United States and foreign countries. One of those companies, ReAble Therapeutics, Inc. (ReAble), was acquired in 2006 by an affiliate of Blackstone Capital Partners V L.P. (Blackstone). The other company, DJO Opco Holdings, Inc. (DJO Opco), was acquired by ReAble on November 20, 2007 (the DJO Merger). ReAble then changed its name to DJO Incorporated. Effective February 10, 2011, DJO Incorporated changed its name to DJO Global, Inc. (DJO). DJO continues to be owned primarily by affiliates of Blackstone. DJO Finance LLC (DJOFL) is a wholly owned indirect subsidiary of DJO. Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries. Effective December 31, 2009, DJO Opco was merged with DJO, LLC, a wholly owned subsidiary of DJOFL.

Historical financial results include the results of DJO Opco (and its successor, DJO, LLC) from the date of the DJO Merger.

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trademark or service mark for which we claim common law rights: Cefar®, Empi®, Ormed®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, Dr. Comfort™ , CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Discontinued Operations

On June 12, 2009, we sold our Empi Therapy Solutions (ETS) catalog business, formerly known as Rehab Medical Equipment, or RME, to Patterson Medical Supply, Inc. for $21.8 million. As such, results of the ETS business for periods prior to the date of sale have been presented as discontinued operations in our consolidated financial statements and the accompanying notes (see Note 4 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein).

Operating Segments

During the first quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to Dr. Comfort, ETI, and Circle City, from their respective dates of acquisition (see Note 3 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). This change had no impact on previously reported segment information.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under the DonJoy, ProCare, Aircast and Dr. Comfort brands. The U.S. results of our recent Circle City and ETI acquisitions are included within this segment. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our newly acquired Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 19 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for additional information regarding our segments.

Acquisitions

Our growth has been driven both by the introduction of products facilitated by our research and development efforts and by selected acquisitions of businesses or products.

On April 7, 2011, we acquired all of the LLC membership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City) for a total purchase price of $11.7 million. Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com), which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million.

On January 4, 2011, we acquired all of the outstanding shares of capital stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million.

We completed the following acquisitions during the years ended December 31, 2010 and 2009, each of which represents an expansion of our international business:

On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million.

On August 4, 2009, we acquired Chattanooga Group Inc. and Empi Canada Inc., independent Canadian distributors of certain of our products, for total consideration of $14.6 million.

On February 3, 2009, we acquired DonJoy Orthopaedics Pty., Ltd., an independent Australian distributor of DonJoy products, for total consideration of $3.4 million.

Industry Background

Market Opportunities

We participate globally in the rehabilitation, pain management, bone growth stimulation and reconstruction segments of the orthopedic device market. In the United States, we estimate these segments accounted for $8.6 billion of total industry sales in 2010. We believe that several factors are driving growth in the orthopedic products industry, including the following:

•                  Favorable demographics.  An aging population is driving growth in the orthopedic products market. Many conditions that result in rehabilitation, physical therapy or orthopedic surgery are more likely to affect people in middle age or later in life. According to a 2011 United States Census Bureau - International Data Base projection, the aging baby boomer generation will result in the percentage of the North American population aged 65 and over to grow from 13.4% in 2011 to 16.5% in 2020 and to 20.0% by 2030. In Western Europe, the population aged 65 and over is expected to grow from 18.5% in 2011 to 21.2% in 2020 and to 25.3% by 2030. In addition, according to the 2011 United States Census Bureau - International Data Base projection, the average life expectancy in North America is 78.6 years in 2011 and is expected to grow to 80.9 years by 2030. In Western Europe, the average life expectancy is 80.6 years in 2011 and is expected to grow to 82.4 years by 2030. As life expectancy increases, we believe people will remain active longer, causing the number of injuries requiring orthopedic rehabilitation, bone growth stimulation and reconstructive implants to increase.

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

Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to further enhance our position in the markets we serve:

•                  Leading market positions.  We believe we have leading market positions for many of our products. We believe our orthopedic and physical therapy rehabilitation products marketed under the Aircast, DonJoy, ProCare, CMF, Empi, Chattanooga, DJO Surgical, Dr. Comfort, and Compex brands have a reputation for quality, durability and reliability among healthcare professionals. We believe the strength of our brands and our focus on customer service have allowed us to establish market leading positions in the highly fragmented and growing orthopedic rehabilitation market.

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

•      Extensive and diverse distribution network.  We use multiple channels to distribute our products to our customers. We use approximately 6,000 dealers and distributors and a direct sales force of approximately 700 employed sales representatives and approximately 1,200 independent sales representatives to supply our products to orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. We believe that our distribution network provides us with a significant competitive advantage in selling our existing products and in introducing new products.

•                  Strong relationships with managed care organizations and rehabilitation healthcare providers.  Our leading market positions in many of our product lines and the breadth of our product offerings have enabled us to secure important preferred provider and managed care contracts. Our database includes approximately 8,250 different insurance companies and other payors, including approximately 1,530 active payor contracts. We have developed a proprietary third party billing system that is designed to reduce our reimbursement cycles, improve relationships with managed care organizations and physicians and track patients to improve quality of care and create subsequent selling opportunities. Further, our OfficeCare business maintains inventory at over 1,500 healthcare facilities, primarily orthopedic practices, which further strengthens our relationships with these healthcare providers.

•                  National contracts with group purchasing organizations.  We enjoy strong relationships with a number of group purchasing organizations (GPOs) due to our significant scale. We believe that our broad range of products is well suited to the goals of these buying groups. Under these national contracts, we provide favorable pricing to the buying group and are designated a preferred purchasing source for the members of the buying group for specified products. As we have made acquisitions and expanded our product range, we have been able to add incremental products to our national contracts. During 2011, we signed or renewed approximately 30 national contracts.

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

•                  Experienced management team.  The members of our management team have an average of 29 years of relevant experience. This team has successfully integrated a number of acquisitions in the last several years. The retirement of Leslie H. Cross as President and Chief Executive Officer of DJO became effective on June 13, 2011. Mr. Cross will continue to serve on the Board of Directors. Michael P. Mogul became our Chief Executive Officer effective June 13, 2011. Mr. Mogul was also appointed to the Board of Directors. Prior to joining DJO, Mr. Mogul served as the Group President, Orthopaedics of Stryker Corporation since September 2009. Mr. Mogul began his career with Stryker in 1989 at the Instruments division as a sales representative, was promoted to several positions and became President of Orthopaedics in 2005. On December 5, 2011, Luke Faulstick, Executive Vice President and Chief Operating Officer, notified the company of his resignation as executive officer and employee. Mr. Faulstick left the Company’s employment on February 3, 2012. Effective January 5, 2012, the Board of Directors elected Mike S. Zafirovski as a member of the Board and as non-executive Chairman of the Board. Mr. Zafirovski brings extensive financial management and board experience

Our Strategy

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

•                  Continue to develop and launch new products and product enhancements.  We have a history of developing and introducing innovative products into the marketplace, and we expect to continue future product launches by leveraging our internal research and development platforms. We believe our ability to develop new technology and to advance existing technology to create new products will position us to further diversify our revenues and to expand our target markets by providing viable alternatives to surgery or medication. We believe that product innovation through effective and focused research and development, as well as our relationships with a number of widely recognized orthopedic surgeons and professionals who assist us in product research, development and marketing, will provide a significant competitive advantage. During 2011, sales of new products, which include products that have been on the market less than one year, were $44.7 million.

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

•                  Expand international sales.  In recent years, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to European and other markets outside the United States continue to represent a significant growth opportunity, and we intend to continue to expand our direct and independent distribution capabilities in attractive foreign markets. Several of the acquisitions we have made in recent years have substantially increased our international revenues and operating infrastructure and have provided us with opportunities to expand our international product offerings.

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

Bracing and Vascular Segment

Our Bracing and Vascular segment generated net sales of $387.9 million, $311.6 million and $298.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes our Bracing and Vascular segment product categories:

Product Category	Description
Rigid bracing and soft goods	Soft goods Lower extremity fracture boots Dynamic splinting Ligament braces Post-operative braces Osteoarthritis braces Ankle bracing Shoulder, elbow and wrist braces Back braces Neck braces
Cold and compression therapy	Cold and compression therapy products
Vascular therapy	Vascular system pumps Compression hosiery
Therapeutic shoes and inserts	Therapeutic footwear and related medical and comfort products

Recovery Sciences Segment

Our Recovery Sciences segment generated net sales of $342.6 million, $347.1 million and $342.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes our Recovery Sciences segment product categories:

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

International Segment

Our International segment generated net sales of $279.3 million, $244.5 million and $241.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The product categories for our International segment are similar to the product categories for our domestic segments except certain products are tailored to international market requirements and preferences. In addition, our International segment sells a number of product categories, none of which is individually significant, that we do not sell domestically.

Surgical Implant Segment

Our Surgical Implant segment generated net sales of $64.9 million, $62.7 million and $63.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table summarizes our Surgical Implant segment product categories:

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

We conduct research and development programs at our facilities in Vista, California; Austin, Texas; and Ecublens, Switzerland. We spent $26.9 million, $21.9 million, and $23.5 million in 2011, 2010 and 2009, respectively, for research and development activities. As of December 31, 2011, we had approximately 30 employees in our research and development departments.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients, through several sales and distribution channels.

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2011. Medicare and Medicaid together accounted for approximately 6.5% of our consolidated 2011 net sales.

Bracing and Vascular Segment

We market and sell our Bracing and Vascular segment products in several different ways. The DonJoy channel is primarily dedicated to the sale of our bracing and supports products to orthopedic surgeons, podiatrists, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Certain DonJoy sales representatives also sell our Regeneration products. The DonJoy channel consists of approximately 270 independent commissioned sales representatives who are employed by approximately 35 independent sales agents and approximately 25 employed sales representatives. Because the DonJoy product lines generally require customer education in the application and use of the product, DonJoy sales representatives are technical specialists who receive extensive training both from us and the agent, and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, and pay a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent.

The ProCare/Aircast channel consists of approximately 115 direct and independent sales representatives that manage approximately 610 distributors focused on selling our bracing and supports products to primary and acute care facilities. Eight vascular systems specialists are also included in this channel. Products in this channel are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physician Sales and Service Inc., regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of healthcare providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through GPOs that are a preferred purchasing source for members of a buying group. With the exception of our vascular systems, products sold by our ProCare/Aircast channel generally do not require significant customer education for their use. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

Through our Dr. Comfort business, we market and distribute our therapeutic footwear and related medical and comfort products primarily through the podiatry, home medical equipment (HME), pharmacy, and orthotic and prosthetic (O&P) channels through our sales force of approximately 30 direct and independent sales representatives.

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 1,500 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives. The OfficeCare channel is managed by our DonJoy sales force.

Recovery Sciences Segment

We market and sell our Recovery Sciences segment products in several different ways. Through our Empi channel, we market our prescription-based home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of approximately 200 direct and independent sales representatives. A physician such as an orthopedic surgeon generally prescribes our electrotherapy and orthotics products to patients. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. We currently have approximately 690 related managed care contracts. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors.

Through our Regeneration channels, our non-union fracture bone growth stimulator devices (OL1000) are sold primarily by approximately 250 employed and independent sales representatives specially trained to sell the product. A few of our direct sales representatives and a network of independent spine product distributors sell the spine bone growth stimulator device (SpinaLogic). Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

Through our Chattanooga business, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a national network of over 1,600 independent distributors, which are managed by our employed sales managers. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend trade shows each year.

International Segment

We sell our products internationally through a network of wholly owned subsidiaries and independent distributors. In Europe, we use sales forces aggregating approximately 180 direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers, and pharmacies, to sell our products.

We intend to continue to expand our direct and indirect distribution capabilities in attractive foreign markets. Recent examples of our strategy to expand our international sales are our 2010 acquisition of an independent South African distributor of DonJoy products, and our 2009 acquisitions of two independent Canadian distributors of Empi and Chattanooga products and an independent Australian distributor of DonJoy products. Our 2011 acquisitions of ETI and Dr. Comfort also increased our product offerings internationally.

Surgical Implant Segment

We currently market and sell the products of our Surgical Implant segment to hospitals and orthopedic surgeons through a network of approximately 170 independent commissioned sales representatives who are employed by approximately 45 sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically, we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories, on consignment, for their use in marketing and filling customer orders.

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

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets. Our Vista, California facility has achieved ISO 9001 certification, and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive. Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products, and our Regeneration products. Products manufactured at our Tijuana, Mexico facility include most of our bracing and supports product lines, and our Chattanooga products including electrotherapy devices, patient care products, physical therapy treatment tables and CPM devices. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and cleanroom packaging operations and many subassemblies and components are produced in-house. These include metal stamped parts, injection molded components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

Our home electrotherapy devices sold in the United States and certain components and related accessories are manufactured at our Clear Lake, South Dakota facility. Manufacturing activities at the Clear Lake facility include electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes. Our electrotherapy products comprise a variety of components, including die cast metal parts, injection molded plastic parts, printed circuit boards, electronic components, lead wires, electrodes and other components. Parts for these components are purchased from outside suppliers or, in certain instances, manufactured on a custom basis. Our Clear Lake facility has achieved the ISO 13485:2003 certification. Our home electrotherapy devices sold outside the United States are primarily manufactured by third party vendors.

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

Bracing and Vascular Segment

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Orthofix International, N.V. (Orthofix), Bledsoe Brace Systems (Bledsoe), and Townsend Design. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price.

In the soft goods products market, our competitors include Biomet Inc. (Biomet), DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. (Zimmer). In the cold therapy products market, our competitors include Orthofix, Bledsoe and Stryker Corporation (Stryker). Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc.

The therapeutic footwear and related medical and comfort products market is highly fragmented with multiple channels, such as DPM, HME, O&P, retail pharmacy and numerous other service categories. Our competitors include several multi-product companies and numerous smaller niche competitors. Competition in the therapeutic footwear market tends to be based on product technology, quality and reputation, relationships with customers, service and price.

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

Our competitors for Regeneration products are large, diversified orthopedic companies. In the non-union bone growth stimulation market, our competitors include Orthofix, Biomet and Smith & Nephew plc (Smith & Nephew), and in the spinal fusion market, we compete with Biomet and Orthofix. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

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

Under the Food, Drug and Cosmetic Act, as amended, medical devices are generally classified into one of three classes depending on the degree of risk to patients using the device. Class I is the lowest risk classification. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with FDA QSRs, facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are exempt from pre-market submission requirements. Some Class I devices require a pre-market notification to and clearance from FDA as set forth under § 510(k) of the Food, Drug and Cosmetic Act, as amended, also known as a “510(k)” submission. The 510(k) process is described more fully below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Although some Class II medical devices are exempt from 510(k) requirements, most Class II devices are subject to 510(k) review and clearance by FDA prior to marketing.

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

The FDA has asked the Institute of Medicine (IOM) to conduct a two-year study of the clearance process for devices under § 510(k) of the Food Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. The IOM report “Medical Devices and the Public Health, the FDA 510(k) Clearance Process at 35 Years,” was released July 29, 2011.  Recently, the FDA also completed an internal review of the 510(k) clearance process, and issued a report with recommendations that include: streamlining the de novo reclassification process, issuing more guidance to provide greater clarity about the 510(k) program, improving training for Center for Devices and Radiological Health (CDRH) staff and industry, making greater use of external experts, and making process improvements within CDRH, such as establishing a Center Science Council. Based on these recommendations, CDRH is expected to explore the feasibility of requiring manufacturers to provide regular, periodic updates of device modifications; consider requiring 510(k) submitters to provide a list and brief description of all scientific information related to the safety and effectiveness of a new device known or reasonably known to the submitter; issue guidance to clarify when manufacturing data should be submitted as part of a 510(k); and clarify when it will withhold clearance for failure to comply with good manufacturing practices (i.e., when FDA will conduct a pre-clearance inspection). FDA issued draft guidance on December 27, 2011 clarifying the circumstances under which it is appropriate to use multiple predicate devices to demonstrate substantial equivalence, a practice FDA supports.

The recommended, expected and completed FDA actions could lead to changes in the review, including the length of review of medical device products seeking clearance for marketing. Many of our products are cleared for marketing under the 510(k) process. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse impact on our revenues and growth.

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

In the third quarter of 2009, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA inspection of our Surgical Implant segment, stating that: (1) we failed to follow our standard operating procedures to ensure that the designs of certain products were correctly transferred into production; (2) we failed to adequately analyze certain quality data to identify existing and potential causes of nonconforming product and quality problems, resulting in disposal or reworking of certain nonconforming parts in the later stages of our production processes; (3) our complaint handling procedures were not well defined to ensure that all complaints are processed in a uniform and timely manner; and (4) we failed to follow our standard operating procedures related to procurement to minimize receipt of nonconforming materials from suppliers. We promptly implemented corrective actions that we believe adequately address each Inspectional Observation and submitted a timely response to the FDA. We have not received any further communications from the FDA regarding this inspection and the Inspectional Observations. We cannot assure you that the FDA will not take further action in the future, however.

The State of California Health and Human Services, Food and Drug Branch (FDB) inspected our Vista manufacturing site in October 2010, and issued a Notice of Violation for this site stating that: (1) the type and extent of control to be exercised over suppliers was not clearly defined in our written standard operating procedures; (2) lack of evidence that certain employees had been adequately been trained on certain specific work instructions; and (3) certain corrective and preventive actions taken had not been verified or validated to ensure that the action was effective and did not adversely affect the finished device. We promptly implemented corrective and preventive actions that we believe are acceptable to the FDB. We have notified the FDB that this has occurred and we have not received any information from the FDB indicating objection to the remedial action taken.

In the third quarter of 2011, we received a Form FDA-483 “Inspectional Observations” in connection with an FDA inspection of our Vista manufacturing site, stating that (1) we did not take any action when certain testing equipment used during the manufacturing process was reported to be out of tolerance, and no equipment calibration deviation form was completed to document the calibration deviation, nor was there an evaluation of product impact according to internal procedures; (2) procedures to ensure that all purchased or otherwise received product and services conform to specified requirements have not been adequately established; (3) we did not submit an MDR report within 30 days of receiving or otherwise becoming aware of additional information that reasonably suggested that one of our knee braces may have caused or contributed to a serious injury; and (4) a supplemental MDR report was not submitted to FDA within one month following receipt of information that was not provided when the initial report was submitted. During the close of the inspection, all Inspectional Observations were annotated as “corrected” by the FDA.  We have not received any further communications from the FDA regarding this inspection or the Inspectional Observations.

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

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME), prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates.  Most recently, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality.  Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminates the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2012, the inflation update is 3.6% and the productivity adjustment is 1.2%, resulting in a 2.4% update factor.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Competitive bidding went into effect January 1, 2011 in nine CBA’s and nine product categories, with reimbursement to contract suppliers averaging 32% below the Medicare DMEPOS fee schedule amount. Bidding for the second round of competitive bidding is underway in 100 CBAs (in addition to national mail order competition for diabetic testing supplies). While none of our products is included in the first two rounds, there is no assurance they will not be included in the future. The Centers for Medicare & Medicaid Services (CMS) recently released a listing of codes that it considers to be off-the-shelf (OTS) orthotics and subject to competitive bidding in the future.  Should our products be subject to competitive bidding, if we are not selected as a contract supplier in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. Further, the ACA requires the Secretary to use competitive bidding payment information to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016.  Additional reforms to Medicare DMEPOS payment amounts are proposed periodically. Any changes in the basis for Medicare reimbursement of our products could have a material adverse impact on our results of operations.

In September 2011, CMS announced that it was opening a national coverage review of TENS devices for treating chronic low back pain.  According to CMS, this review was initiated in light of a report issued in 2010 by the Therapeutic and Technology Assessment Subcommittee of the American Academy of Neurology (AAN), which found that TENS is ineffective for chronic low back pain based on two studies cited in the report.  CMS invited interested parties to submit evidence speaking to the health outcomes attributable to the use of TENS in home settings and to submit comments regarding clinical studies falling under the Coverage with Evidence Development paradigm.  We have retained industry experts and have submitted comments to CMS regarding evidence of the effectiveness of TENS on low back pain and regarding the studies relied upon in the report by AAN.  CMS has indicated that it will publish its proposed decision in March 2012, with a final decision due in June 2012. A decision by CMS to withdraw or restrict Medicare coverage of TENS for low back pain could have a material adverse impact on the Empi business unit of our Recovery Sciences segment.

Medicare suppliers must meet a variety of program criteria. Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS Quality Standards adopted by CMS, including specific requirements for suppliers of custom fabricated and custom fitted orthoses and certain prosthetics.  The portion of our business serving in a Medicare supplier capacity has been accredited.  Most Medicare DMEPOS suppliers also must post a $50,000 surety bond from an authorized surety, with higher amounts required for certain “high-risk” suppliers.   We believe we are in compliance with current surety bond requirements.  If in the future we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements, or if these requirements are expanded or if additional conditions for coverage or payment are adopted in the future, it could adversely impact our profits and results of operation.

Likewise, Medicare establishes standards that items must meet to qualify as DME.  In November 2011, CMS finalized a rule to establish a 3-year minimum lifetime requirement for an item or device to be considered “durable” under the Medicare DME benefit category.   Items already categorized as DME on the date of this new standard are exempted from the minimum lifetime requirement. Certain items of DME also are subject to verification by Medicare’s contractors that they meet the standards for particular DMEPOS product codes.  Failure of our products to meet applicable standards could adversely impact our business.

In October 2011, CMS proposed allowing Medicare Advantage managed care plans to limit coverage of DME to specific manufacturers or brands.  This rule has not yet been finalized.  If adopted and our products were subject to selective contracting, unless we are successful in competing for such contracts, the use of our products by Medicare Advantage plan enrollees could be restricted, which could have an adverse impact on our profitability.

The ACA imposes a new annual federal excise tax on certain medical device manufacturers and importers. Specifically, for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay as an excise tax 2.3% of the price for which the devices are sold. Treasury regulations governing, among other things, the specific medical devices that will be subject to the tax are in proposed form subject to public comment, and the impact of this excise tax on the Company is not yet certain.

The ACA also establishes new Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders and more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, along with broader expansion of federal fraud and abuse authorities. On February 2, 2011, CMS published a final rule implementing the ACA provider and supplier screening provisions, effective March 25, 2011.  Under the final rule, DMEPOS suppliers could be subject to verification of compliance with enrollment and licensure requirements, database checks, unannounced site visits, and, for newly-enrolling suppliers, fingerprint-based criminal history record checks of law enforcement repositories.  The rule also imposes application fees on providers and suppliers; authorizes CMS and states to impose moratoria on new provider enrollment to protect against a high risk of fraud; authorizes the suspension of payments pending an investigation of a credible allegation of fraud; and expands health program termination authority. There can be no assurances that the new policy will not increase compliance costs or otherwise adversely impact our results of operation.

In addition, the ACA establishes new disclosure requirements regarding financial arrangements between medical device and supply manufacturers and physicians, including physicians who serve as consultants, effective March 31, 2013. CMS has proposed regulations to implement the new requirement, but the policy has not yet been finalized. A number of states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future. Likewise, in recent years, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other health care professionals. We cannot determine at this time the impact, if any, of such requirements or voluntary guidelines on our relationships with surgeons, but there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely affect our consulting and other arrangements with surgeons.

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

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. The state of Texas has adopted such a licensure law without an exemption for manufacturer’s sales representatives acting under the supervision of a physician and has issued a cease and desist letter directed to the fitting activities of our sales representatives in that state. We are in communication with the Texas authorities to respond to such letter. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting the activities of our sales representatives in jurisdictions where such policies are enacted. Furthermore, because the sales of orthotic devices are driven in part by the number of professionals who fit and sell them, laws that limit these activities potentially could reduce demand for these products. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse impact on our business.

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

Our business also can be impacted by changes in state health care legislative and regulatory policies being adopted as a result of state budgetary shortfalls. These changes have included reductions in provider and supplier reimbursement levels under state Medicaid programs, including in some cases reduced reimbursement for DMEPOS items, and/or other Medicaid coverage restrictions.  In addition, on February 13, 2012, President Obama released his proposed federal fiscal year 2013 budget, which would, if enacted, reduce federal reimbursement to states for their Medicaid DME expenditures by basing aggregate reimbursement on what the federal government would have paid under the Medicare DMEPOS competitive bidding program.  While the proposal requires Congressional approval, if enacted it is expected to reduce Medicaid reimbursement for DME by $3 billion over ten years.  As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

Anti-Kickback and Other Fraud Laws

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

Physician Self-Referral Laws

We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician or a physician organization in which the physician participates has any financial relationship with the entity. DME and orthotics are included as designated health services. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

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

In March 2006, the U.S. Attorney’s Office for the Eastern District of Wisconsin (U.S. Attorney’s Office) and the Office of the Inspector General of the Department of Health and Human Services (OIG and, together with the U.S. Attorney’s Office, Federal Authorities) began an investigation of Dr. Comfort, regarding allegations filed by two whistleblowers that from 2004 through 2006, Dr. Comfort sold custom diabetic shoe inserts as Medicare approved custom inserts that were not, in fact, custom as defined by Medicare because they were not created with a unique image of each foot; and Dr. Comfort sold heat moldable diabetic shoe inserts that did not comply with Medicare requirements for the inserts and did not conform to the heat moldable diabetic inserts that Dr. Comfort submitted to Medicare for coding verification, allegedly in violation of the federal False Claims Act (collectively, the Covered Conduct).

As a condition to DJO’s acquisition of Dr. Comfort in April 2011, Dr. Comfort has entered into a settlement agreement for the Covered Conduct (Settlement Agreement) with the Federal Authorities resolving alleged violations of the federal False Claims Act which were the subject of an investigation triggered by two whistleblower actions.  Dr. Comfort also entered into a Corporate Integrity Agreement (CIA) with the OIG-HHS.  As required by the CIA, Dr. Comfort has established a compliance program and has and will submit required reports to the OIG at least annually on the status of implementation of the requirements of the CIA and compliance activities.  Although we conducted healthcare regulatory and related due diligence efforts concerning Dr. Comfort’s operations and business practices prior to our acquisition of Dr. Comfort in April, 2011, and we believe the activities that were the subject of the Covered Conduct described in the Settlement Agreement were isolated and have been addressed through Dr. Comfort’s compliance efforts, including those required by CIA, we cannot assure you that we will not identify additional healthcare regulatory issues in the future or that the Covered Conduct will not be reviewed or investigated by other parties which purchased or reimbursed products of Dr. Comfort that allegedly did not comply with Medicare requirements. Even if we cause Dr. Comfort to take corrective actions to remedy such alleged violations of healthcare regulatory laws, Dr. Comfort could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Failure of Dr. Comfort  to comply with certain obligations set forth in the CIA may result in the imposition of monetary (stipulated) penalties and/or Dr. Comfort’s exclusion from participation in the Federal health care programs. We cannot assure you that relevant governmental authorities would agree with our interpretation of Dr. Comfort’s obligations under applicable healthcare regulatory laws and under the CIA to which Dr. Comfort is subject for five years, or that Dr. Comfort has in all instances fully complied with all applicable healthcare regulatory laws. Any enforcement action could adversely affect Dr. Comfort’s business and results of operations.

Customs and Import/Export Laws and Regulations

Our business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries.  In particular, a significant portion of our products are manufactured in our plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries.  We are subject to customs and import/export rules in the U.S. and other countries and to requirements for payment of appropriate duties and other taxes as goods move between countries.  Customs authorities monitor our shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations.  After receiving a series of inquiries from U.S. Customs and Border Protection (CBP) regarding the tariff classification we were using for some of our bracing products, primarily orthopedic soft goods, made in our Mexico plant and imported to the U.S., we submitted a Prior Disclosure to CBP on January 4, 2012, in which we indicated that we may have misclassified certain imported products as orthopedic devices, rather than textiles. We may also have done the reverse and misclassified orthopedic devices as textiles.  Any products reclassified as textiles will also have to be examined to determine whether the applicable duty should be reduced or eliminated under provisions of the North American Free Trade Agreement (NAFTA).  We committed to CBP that we would undertake an investigation of the potential misclassification issues, and if we determine that products were misclassified, we will correct the classification for entries made during the five-year period included in the Prior Disclosure letter, determine the impact of NAFTA and pay the appropriate duties as a result of the corrected classification.  CBP also has the authority to impose penalties for such misclassification in certain cases.  We expect that it will take at least several months to complete the investigation and submit a perfected disclosure to CBP.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Among other things, the ACA expanded the Recovery Audit Contractors (RAC) program, an audit tool that utilizes private companies operating on a contingent fee basis to identify and recoup Medicare overpayments. We have historically been subject to pre and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We review and assess such audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards.

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

Federal Privacy and Transaction Law and Regulations

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) the Security Rule, (3) standards for electronic transactions,  (4) standard unique national provider identifier, and (5) the HHS Breach Notification Rule. We refer to these rules as the HIPAA Rules. Sanctions for violation of HIPAA and /or the HIPAA Rules include criminal and civil penalties.

HIPAA applies to covered entities, which includes certain health care providers who conduct certain transactions electronically. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. The effective date for all of the HIPAA Rules outlined above has passed, and, as such, all of the HIPAA Rules are in effect. To the extent applicable to our operations, we are currently in compliance with HIPAA and the applicable Administrative Simplification Rules.  Any failure to comply with applicable requirements could adversely affect our profitability.

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (HITECH Act) as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations, which have been released in proposed form. We are reviewing these proposed changes to the HIPAA Rules to assess the potential impact on our operations. Any failure to comply with applicable requirements could adversely affect our profitability.

Employees

As of December 31, 2011, we had approximately 5,110 employees. Of these, approximately 3,680 were engaged in production and production support, approximately 30 in research and development, approximately 1,050 in sales and support, and approximately 350 in various administrative capacities including third party billing. Of these employees, approximately 2,120 were located in the United States, approximately 2,170 were located in Mexico and approximately 820 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 19 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

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

We are highly leveraged. As of December 31, 2011, our total indebtedness was $2,169.1 million, exclusive of net unamortized original issue discount of $1.2 million. We have an additional $49.0 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

•                  making it difficult for us to make payments on our 10.875% Senior Notes, 7.75% Senior Notes and our 9.75% Senior Subordinated Notes (collectively, the Notes) and other debt,

•                  increasing our vulnerability to general economic and industry conditions,

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

We, and our subsidiaries, may incur substantial additional indebtedness in the future. Although our Senior Secured Credit Facility and the indentures governing the Notes (the Indentures) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we add new borrowings to our current debt levels, the related risks that we now face could intensify. In addition, the Indentures will not prevent us from incurring obligations that do not constitute indebtedness under the Indentures.

Our cash paid for interest for the years ended December 31, 2011, 2010, and 2009 was $151.2 million, $139.1 million, and $144.2 million, respectively. As of December 31, 2011, we had $843.0 million of debt subject to floating interest rates under the Senior Secured Credit Facility, exclusive of $4.4 million of unamortized debt discount.

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

The serious slowdown in the U.S. and global economy, as well as the dramatic problems in the current credit and financial markets, especially the European credit markets, had and may continue to have a negative impact on demand for our products, availability and reliability of vendors and third party contract manufacturers, our ability to timely collect our accounts receivable and the availability of financing for acquisitions and working capital requirements. Continued or renewed deterioration of general economic conditions in the United States and overseas could contribute to those trends remaining a problem or becoming worse.

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

Third party payors continue to review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement for our products or treatments that use our products. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available or (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures. For example, in the United States, Congress and CMS frequently engage in efforts to contain costs, which may result in more restrictive Medicare coverage or reduced reimbursement for our products. Because many private payors model their coverage and reimbursement policies on Medicare, third party payors’ coverage of, and reimbursement for, our products could be negatively impacted by legislative, regulatory or other measures that reduce Medicare coverage and reimbursement generally.

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

Our executive officers have substantial experience and expertise in our industry. Our future success depends, to a significant extent, on the abilities and efforts of our executive officers and other members of our management team. We compete for such personnel with other companies, academic institutions, government entities and other organizations.  During 2011 our President and Chief Executive Officer, Leslie H. Cross, retired from active employment, and in early 2012 Luke Faulstick, Executive Vice President and Chief Operating Officer, left the Company.  On June 13, 2011, we entered into an employment agreement with Michael P. Mogul to become our President and Chief Executive Officer and a member of the Board of Directors.  We have not announced a successor to Mr. Faulstick.  While we believe that Mr. Mogul will make a significant contribution to the success of our Company and that we will appoint a fully qualified successor to Mr. Faulstick, we may, nonetheless, not be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. Our failure to do so could have a material adverse impact on our business.

Federal and state health reform and cost control efforts include provisions that could adversely impact our business and results of operations.

The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay an annual excise tax of 2.3% of the price for which the devices are sold. The ACA also establishes new Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the ACA is still uncertain, it is possible that the legislation will have a material adverse impact on our business. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could negatively affect our business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. CMS also has clarified and expanded the requirements that DMEPOS suppliers must meet to establish and maintain Medicare billing privilege, effective September 27, 2010. We believe we are in compliance with these requirements. If we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements in the future, or if these requirements are changed or expanded, it could adversely affect our profits and results of operations.

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

Our ability to successfully implement our business plan and achieve targeted financial results is highly dependent on our ability to successfully integrate businesses that we have recently acquired and other businesses we may acquire in the future. The process of integrating such acquired businesses involves risks. These risks include, but are not limited to:

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

We may pursue, but may not be able to identify, finance, or successfully complete, other strategic acquisitions.

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

We operate in highly competitive and fragmented markets. Our Bracing and Vascular, Recovery Sciences and International segments compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Our Surgical Implant segment competes with a small number of very large companies that dominate the market, as well as other companies similar to our size. We may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to us, many of our competitors have:

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

In response to pressure from certain groups (mostly orthotists), federal and state legislatures have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, others do not. Additional states may be considering similar legislation. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions and/or reduce demand for our products by reducing the number of professionals who fit and sell them. The adoption of such policies could have a material adverse impact on our business.

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

We rely on our own direct sales force of approximately 550 representatives in the United States and approximately 150 representatives in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse impact on our results of operations.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 26.0% of our net revenues from customers outside the United States for the year ended December 31, 2011. Doing business in foreign countries exposes us to a number of risks, including the following:

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

We may fail to comply with customs and import/export laws and regulations

Our business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries.  In particular, a significant portion of our products are manufactured in our plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries.  We are subject to customs and import/export rules in the U.S. and other countries and to requirements for payment of appropriate duties and other taxes as goods move between countries.  Customs authorities monitor our shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations.  Our failure to comply with import/export rules and restrictions or to properly classify our products under tariff regulations and pay the appropriate duty could expose us to fines and penalties and adversely affect our financial condition and business operations.

Fluctuations in foreign exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand and Tunisian Dinar. Sales denominated in foreign currencies accounted for 30.2% of our consolidated net sales for the year ended December 31, 2011, of which 22.3% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2011, we had outstanding MXN forward contracts to purchase an aggregate U.S. dollar equivalent of $14.6 million. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

We may not be able to effectively manage our currency translation risks, and volatility in currency exchange rates may adversely affect our financial condition and results of operations.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing. In general, unless an exemption applies, a medical device must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals and clearances, we may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. The FDA asked the Institute of Medicine (IOM) to conduct a two-year study of the clearance process for devices under § 510(k) of the Food Drug, and Cosmetic Act, as amended, and to provide recommendations for changes, if necessary. The IOM released its report, “Medical Devices and the Public Health, the FDA 510(k) Clearance Process at 35 Years,” in July 2011. In addition, the FDA is implementing recommendations from its own internal review of the 510(k) clearance process. Many of our products are cleared for marketing under the 510(k) process. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse impact on our revenues and growth.

If we fail to obtain regulatory approval for the modification of, or new uses for, our products, our growth and operating results could suffer.

In order to market modifications to our existing products or market our existing products for new indications, we may be required to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires a new approval or clearance; however, the FDA can review and disagree with a manufacturer’s decision. We may not be successful in receiving such approvals or clearances or the FDA may not agree with our decisions not to seek approvals or clearances for any particular device modification. The FDA may require an approval or clearance for any past or future modification or a new indication for our existing products. The FDA may also require additional clinical or preclinical data in such submissions, which may be time consuming and costly, and it may not ultimately approve or clear one or more of our products for marketing. If the FDA requires us to obtain pre-market approvals, pre-market supplement approvals or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval, and we may be subject to significant regulatory fines or penalties. In addition, the FDA may not clear or approve such submissions in a timely manner, if at all. Because a significant portion of our revenues is generated by products that are modified or used for new treatments, delays or failures in obtaining such approvals could reduce our revenue and adversely affect our operating results.

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

The FDA regulates the export of medical devices from the U.S. to foreign countries and certain foreign countries may require FDA certification that our products are in compliance with U.S. law. If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse impact on our revenues and growth.

We are subject to laws concerning our marketing activities in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. In particular, as a result of conducting business in the U.K. through our subsidiary in that country, we are, in certain circumstances, subject to the anti-corruption provisions of the U.K. Bribery Act in our activities conducted in any country in the world. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected. We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anticompetition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by RACs could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

We are, directly or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse. These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

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

We are both a device manufacturer and a supplier of DMEPOS, and like other companies in the orthopedic industry, are involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations. Defendants determined to be liable under the civil False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each false claim. We are also potentially subject to allegations by private whistleblowers under state or federal false claims act provisions. In addition, we are subject to a variety of civil monetary penalty and exclusion provisions.

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

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) The Security Rule, (3) standards for electronic transactions, (4) standard unique national provider identifier and (5) the HHS Breach Notification Rule. We refer to these rules as the HIPAA Rules. CMS has also issued regulations governing the enforcement of the HIPAA Rules. Sanctions for violation of HIPAA and /or the HIPAA Rules include criminal and civil penalties.

HIPAA applies to “covered entities” which includes certain healthcare providers who conduct certain transactions electronically. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. The effective date for all of the HIPAA Rules outlined above has passed, and, as such, all of the HIPAA Rules are in effect. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable HIPAA Rules. Any failure to comply with applicable requirements could adversely affect our profitability.

On February 17, 2009, President Obama signed into law the HITECH Act as part of the American Recovery and Reinvestment Act. This economic stimulus package includes many health care policy provisions, including strengthened federal privacy and security provisions to protect personally-identifiable health information, such as notification requirements for health data security breaches. Many of the details of the new requirements are being implemented through regulations, which have been released in proposed form. We are reviewing these proposed changes to the HIPAA Rules to assess the potential impact on our operations. Any failure to comply with applicable future requirements could adversely affect our profitability.

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

In addition, we rely on third parties to manufacture some of our products. For example, Medireha, which is 50% owned by us, has been a supplier for a significant portion of our CPM devices. CPM devices represented 4% of our net sales for the year ended December 31, 2011. If we encounter a cessation, interruption or delay in the supply of the products purchased from Medireha, we may be unable to obtain such products through other sources on acceptable terms, within a reasonable amount of time or at all. We also use a single source for many of the devices Cefar and Compex distribute. In addition, if our agreements with the manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2011, we obtained 31.6% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

Investment funds affiliated with Blackstone collectively beneficially own 98.1% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, affiliates of Blackstone will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2. PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations, manufacturing facility, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	September 2016	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2016	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
Shoreview, Minnesota	Office, operations, medical billing	Leased	October 2018 (a)	94
Milwaukee, Wisconsin	Warehouse and distribution facility	Leased	Month-to-month	86
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	54
Sfax, Tunisia	Manufacturing facility	Leased	December 2013	62
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019 (b)	53
Vista, California	Manufacturing facility	Leased	December 2018	53
Freiburg, Germany	Research and development, distribution facility	Leased	December 2014	47
Mouguerre, France	Office and distribution	Leased	October 2016	43
Mississauga, Canada	Office and distribution	Leased	March 2015	30
Herentals, Belgium	Distribution facility	Leased	December 2013	26
Freiburg, Germany	Distribution facility	Leased	December 2020	22
Malmo, Sweden	Operations, warehouse and distribution facility	Leased	March 2014	16
Asheboro, North Carolina	Retail and storage	Owned	N/A	16
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2015	12
Guildford, United Kingdom	Warehouse	Leased	May 2016	12
Hixson, Tennessee (c)	N/A	Owned	N/A	226
Other various locations	Various	Leased	Various	45

(a)      Renewable, at our option, for one additional five-year term.

(b)     Renewable, at our option, for two additional five-year terms.

(c)      Our buildings in Hixson, Tennessee are currently held for sale.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 87 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from more than 350 cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 60 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In the past two years, we have entered into settlements with plaintiffs in approximately  60 pain pump lawsuits. Of these, we have settled approximately 34 cases in joint settlements involving our first manufacturer and we have settled approximately  26 cases involving our second manufacturer in which the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but for which we are seeking indemnity for the balance of our costs.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers contributed to our defense, but that policy has been exhausted by defense costs and settlements, as has a second policy of that manufacturer. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and is pursuing claims against the manufacturer, its owners and its successor. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier. We could be exposed to material liabilities if our insurance coverage is not available or inadequate and the resources of the two manufacturers, including their respective products liability insurance policies, are unavailable or insufficient to pay the defense costs and settlements or judgments in these cases.

Pain Pump-Related HIPAA Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office for the Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards. We can make no assurance as to the resources that will be needed to respond to any follow-up requests related to the subpoena or the final outcome of any investigation or further action.

Pain Pump Investigation — U.S. Attorney’s Office for the Western District of Missouri

In January 2012 the Company became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding the Company’s previous sale and marketing of pain pump devices.  The investigation relates to whether the Company caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. The Company believes that this investigation is related to the investigation by the United States Attorney’s Office for the Central District of California that is described above.  The Company denies that it improperly promoted the pain pump devices and believes that its marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following the use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2010, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against our competitor.  A total of 10 of the plaintiffs included in the cases filed against us have been identified as the first “bellwether” cases to be tried, of which four will go to trial in September 2012.  Discovery is proceeding on these bellweather cases.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2011 and June 30, 2012. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to  invasive products (principally our surgical implant products) and $50,000 per claim for claims relating to all other covered products,  with an aggregate self-insured retention of $2 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage for current and future pain pump claims has a total limit of $105 million (less amounts paid for claims reported to date). Concurrently with the exclusion of our cold therapy products from the current primary products coverage, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011.  This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had a total limit of $50 million. We also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $300,000 per claim and an aggregate deductible of $4 million.  We believe we have adequate insurance coverage for our product liability claims. However, if a product liability claim or series of claims is brought against us for uninsured liabilities or there is an increase in claims which is in excess of our available insurance coverage, our business could suffer materially.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of ReAble (now named DJO) by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2011, DJO sold 192,959 shares of its common stock at $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by another member of senior management. The share purchase was subject to the execution of a stockholder agreement including certain rights and restrictions. Net proceeds from this offering were $3.2 million.

During the year ended December 31, 2010, DJO sold 93,128 shares of its common stock at $16.46 per share, in an offering to certain accredited investors comprised of employees, directors and independent sales agents, subject to the execution of a stockholder agreement including certain rights and restrictions. Net proceeds from this offering were $1.5 million.

On January 10, 2012, DJO sold 60,753 shares of its common stock at $16.46 per share, to Mike S. Zafirovski, Chairman of the Board of Directors.

The proceeds from these stock sales were contributed by DJO to us, and were used for working capital purposes.

As of February 21, 2012, there were 22 holders of DJO’s common stock.

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

	Year Ended December 31,
($ in thousands)	2011	2010	2009	2008	2007
Statement of Operations Data (1) (2):
Net sales	$1,074,770	$965,973	$946,126	$948,469	$464,811
Gross profit	656,632	620,703	607,407	598,292	279,613
Loss from continuing operations (3)	(213,587)	(51,675)	(49,391)	(97,683)	(83,455)
Net loss attributable to DJOFL (3)	(214,469)	(52,532)	(50,433)	(97,786)	(82,422)

Other Financial Data:
Depreciation and amortization (2)	121,151	103,519	105,150	122,447	48,141

Balance Sheet Data (at period end):
Cash and cash equivalents	$38,169	$38,132	$44,611	$30,483	$63,471
Total assets	2,894,860	2,779,790	2,850,179	2,940,130	3,086,272
Long-term debt, net of current portion	2,159,091	1,816,291	1,796,944	1,832,044	1,818,598
DJOFL membership equity	295,813	504,139	555,860	598,366	704,988

(1)          For additional information about our acquisitions in the past three years, see Note 3 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

(2)          We sold our Empi Therapy Solutions catalog business on June 12, 2009 and its results have been excluded from continuing operations for all periods presented. See Note 4 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein.

(3)         Results for the year ended December 31, 2011 include aggregate goodwill and intangible asset impairment charges of $141.0 million. Results for the year ended December 31, 2009 include aggregate intangible asset impairment charges of $7.0 million.

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

Overview of Business

We are a global developer, manufacturer and distributor of high-quality medical devices that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga™, DJO Surgical, Dr. Comfort™ and Compex®.

Operating Segments

During the second quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition. This change had no impact on previously reported segment information.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular therapy system, and compression therapy products, primarily under the DonJoy, ProCare and Aircast brands. The U.S. results of our recent Circle City and ETI acquisitions are included within this segment. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our newly acquired Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 19 of the notes to the audited consolidated financial statements included in Part II, Item 8 herein for additional information.

Recent Acquisitions, Dispositions and Other Transactions

Acquisitions

On April 7, 2011, we acquired all of the LLC membership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City) for a total purchase price of $11.7 million. Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com), which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million.

On January 4, 2011, we acquired all of the outstanding shares of capital stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million.

We completed the following acquisitions during the years ended December 31, 2010 and 2009, each of which represents an expansion of our international business:

On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million.

On August 4, 2009, we acquired Chattanooga Group Inc. and Empi Canada Inc., independent Canadian distributors of certain of our products for total consideration of $14.6 million.

On February 3, 2009, we acquired DonJoy Orthopaedics Pty., Ltd., an independent Australian distributor of DonJoy products for total consideration of $3.4 million.

See Note 3 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for additional information regarding our acquisitions.

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

Sale and Discontinuation of Other Product Lines

During the fourth quarter of 2009 we sold all rights, title and interest to our spinal implant business and related property for $2.9 million. In addition, also during the fourth quarter of 2009, we sold our line of chiropractic tables known as the Ergostyle line, and the TE-CH3 product (together referred to as product line) and other assets used in or otherwise related to the manufacture, sale and marketing of the product line for $0.8 million. We also discontinued certain other non-core product lines in our Recovery Sciences and Bracing and Vascular segments in 2009.

Impairment of Goodwill and Intangible Assets

In the fourth quarter of 2011, we determined that the carrying value of goodwill and intangible assets related to our Empi and Surgical Implant reporting units was in excess of their estimated fair value. As a result, we recorded a goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. Additionally, in the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million. See Note 8 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for further discussion and the factors that contributed to these impairment charges.

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2011		2010		2009
Net sales	$1,074,770	100.0%	$965,973	100.0%	$946,126	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	418,138	38.9	345,270	35.7	338,719	35.8
Gross profit	656,632	61.1	620,703	64.3	607,407	64.2
Operating expenses:
Selling, general and administrative	487,084	45.3	433,408	44.9	420,758	44.5
Research and development	26,850	2.5	21,892	2.3	23,540	2.5
Amortization of intangible assets	93,957	8.7	77,523	8.0	77,254	8.2
Impairment of goodwill and intangible assets	141,006	13.1	—	0.0	6,998	0.7
	748,897	69.7	532,823	55.2	528,550	55.9
Operating (loss) income	(92,265)	(8.6)	87,880	9.1	78,857	8.3

Other income (expense):
Interest expense	(169,332)	(15.8)	(155,181)	(16.1)	(157,032)	(16.6)
Interest income	345	0.0	310	0.0	1,033	0.1
Loss on modification and extinguishment of debt	(2,065)	(0.2)	(19,798)	(2.0	—	0.0
Other income (expense), net	(2,814)	(0.3)	859	0.1	6,073	0.6
	(173,866)	(16.2)	(173,810)	(18.0)	(149,926)	(15.9)
Loss from continuing operations before income taxes	(266,131)	(24.8)	(85,930)	(8.9)	(71,069)	(7.5)
Income tax benefit	52,544	4.9	34,255	3.5	21,678	2.3
Loss from discontinued operations, net	—	0.0	—	0.0	(319)	0.0
Net loss	(213,587)	(19.9)	(51,675)	(5.3)	(49,710)	(5.2)
Net income attributable to noncontrolling interests	(882)	(0.1)	(857)	(0.1)	(723)	(0.1)
Net loss attributable to DJOFL	$(214,469)	(20.0)%	$(52,532)	(5.4)%	$(50,433)	(5.3)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $38,668, $36,343 and $37,884 for the years ended December 31, 2011, 2010 and 2009, respectively.

Year Ended December 31, 2011 (2011) Compared to Year Ended December 31, 2010 (2010)

Net Sales. Our net sales for 2011 were $1,074.8 million, compared to net sales of $966.0 million for 2010, representing an 11.3% increase year over year. This increase was driven primarily by sales from our 2011 acquisitions of Dr. Comfort, ETI and Circle City and favorable changes in foreign currency exchange rates.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2011	% of Net Sales	2010	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$387,928	36.1%	$311,620	32.3%	$76,308	24.5%
Recovery Sciences	342,599	31.9	347,139	35.9	(4,540)	(1.3)
International	279,299	26.0	244,493	25.3	34,806	14.2
Surgical Implant	64,944	6.0	62,721	6.5	2,223	3.5
	$1,074,770	100.0%	$965,973	100.0%	$108,797	11.3%

Net sales in our Bracing and Vascular segment were $387.9 million for 2011 and $311.6 million for 2010. The increase was primarily due to $75.6 million of net sales attributable to our newly acquired Dr. Comfort, ETI and Circle City businesses. In addition; our Bracing and Vascular segment continued to benefit from sales of our VenaFlow Elite dynamic compression therapy pump used to combat Deep Vein Thrombosis, as well as sales of our newer bracing and supports products for knee and upper extremity.

Net sales in our Recovery Sciences segment were $342.6 million for 2011 and $347.1 million for 2010. The decrease was primarily attributable to decreased sales at our Empi business unit due primarily to certain reimbursement price changes.

Net sales in our International segment were $279.3 million for 2011 and $244.5 million for 2010. The increase was driven primarily by $10.5 million of net sales from our newly acquired Dr. Comfort and ETI businesses, sales of new products, and the favorable impact of foreign exchange rates in effect during 2011 as compared to 2010, which increased net sales by $11.8 million.

Net sales in our Surgical Implant segment were $64.9 million for 2011 and $62.7 million for 2010. The increase was driven by strong sales of our Reverse Shoulder products as well as our newly launched Turon shoulder product, offset by decreases in sales of hip and knee products.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 61.1% for 2011 and 64.3% for 2010. The decrease was driven by several factors including the impact of sales from our acquired businesses which have lower margins, reduced average selling prices of certain of our products and purchase accounting adjustments related to the fair market value step-up of acquired inventory. These decreases were partially offset by the favorable impact of an adjustment made by the Company to reduce deferred gross profit from intercompany sales of inventory.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.4% for 2011 and 54.8% for 2010. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. In addition, gross profit for 2011 was impacted by $12.3 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.6% for 2011 and 76.4% for 2010. The decrease was primarily due to reduced average selling prices of certain products, primarily in our Empi business unit.

Gross profit in our International segment as a percentage of net sales was 57.7% for 2011 and 58.7% for 2010. The decrease was primarily driven by a lower margin mix of products sold, including sales from our recently acquired Dr. Comfort and ETI businesses.

Gross profit in our Surgical Implant segment as a percentage of net sales was 72.2% for 2011 and 73.4% for 2010.

Selling, General and Administrative (SG&A). SG&A expenses were $487.1 million for 2011 and $433.4 million in 2010. As a percentage of net sales, SG&A expenses increased slightly to 45.3% in 2011 from 44.9% in 2010. Our SG&A expenses for both years were impacted by non-recurring charges, including significant amounts related to our global ERP implementation and other adjustments related to ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	Year Ended December 31,
(in thousands)	2011	2010
Integration charges:
Employee severance and relocation	$5,452	$2,781
U.S. commercial sales and marketing reorganization	1,568	8,195
Chattanooga integration	175	4,106
Acquisition related expenses and integration	8,487	—
DJO Merger and other integration	2,283	3,564
CEO transition	2,544	—
International integration	3,506	191
Litigation costs and settlements, net	6,971	7,561
Additional product liability insurance premiums	3,342	11,138
ERP implementation	24,083	16,916
Impairment of fixed assets	7,116	—
	$65,527	$54,452

In the fourth quarter of 2011, we determined that certain capitalized ERP assets would not be used and we recorded an impairment of $7.1 million in our consolidated statement of operations.

Research and Development (R&D).  R&D expenses were $26.9 million for 2011 and $21.9 million for 2010, increasing slightly to 2.5% of net sales in 2011 from 2.3% of net sales in 2010. R&D expense for the year ended December 31, 2011 included $0.9 million related to the write off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets.  Amortization of intangible assets was $94.0 million in 2011 and $77.5 million for 2010. The increase is attributable to intangible assets acquired through our 2011 acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com.

Impairment of Goodwill and Intangible Assets. During the year ended December 31, 2011 we determined that the carrying value of our Empi and Surgical Implant reporting units was in excess of its estimated fair value. As a result, we recorded aggregate goodwill impairment charges of $124.1 million consisting of $76.7 million for the Empi reporting unit and $47.4 million for the Surgical Implant reporting unit. In addition, during the year ended December 31, 2011 we recorded intangible asset impairment charges of $16.9 million, related to our Empi trade name. There were no goodwill or intangible asset impairment charges recognized during 2010.

Interest Expense.  Our interest expense was $169.3 million for 2011 and $155.2 million for 2010. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings. For 2010, interest expense included $4.5 million of accelerated amortization of debt discount and issuance costs related to $182.5 million of early prepayments of our term loans in conjunction with certain debt modification and extinguishment activities.

Loss on Modification and Extinguishment of Debt.  In 2011, we recognized $2.1 million of arrangement and lender consent fees related to amendments to our Senior Secured Credit Facility. In 2010, we recognized a loss on extinguishment of debt of $19.8 million, including $13.0 million of premiums, $4.3 million for a non-cash write-off of unamortized debt issuance costs, $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010, and $1.1 million of fees and expenses related to the prepayment of $101.5 million of our term loan in January 2010.

Other Income (Expense), Net.  Other income (expense), net was $(2.8) million for 2011 and $0.9 million for 2010. Results for both periods presented were primarily attributable to net realized and unrealized foreign currency translation gains and losses.

Income Tax Benefit.  We recorded an income tax benefit of $52.5 million on a pre-tax loss of $266.1 million, resulting in an effective tax rate of 19.7% in 2011. In 2010 we recorded a tax benefit of $34.3 million on a pre-tax loss of $85.9 million, resulting in an effective tax rate of 39.9%. Income tax benefit for both years is net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

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

The following table sets forth the mix of our net sales ($ in thousands):

	2010	% of Net Sales	2009	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$311,620	32.3%	$298,759	31.6%	$12,861	4.3%
Recovery Sciences	347,139	35.9	342,026	36.1	5,113	1.5
International	244,493	25.3	241,464	25.5	3,029	1.3
Surgical Implant	62,721	6.5	63,877	6.8	(1,156)	(1.8)
	$965,973	100.0%	$946,126	100.0%	$19,847	2.1%

Net sales in our Bracing and Vascular segment were $311.6 million for 2010, reflecting an increase of 4.3% over net sales of $298.8 million for 2009. The increase was driven primarily by increased unit sales across most product lines, and increased revenue under our new soft goods contract with the Novation group purchasing organization. Growth in this segment was negatively impacted due to conversions wherein a greater percentage of clinics handled their own insurance reimbursement billing as opposed to billing for the reimbursement through our OfficeCare program. While we generally retain the unit sales in these conversions, the lower average selling price per unit negatively impacts sales for 2010 as compared to 2009. In addition, the pain pump product line contributed revenue of $0.3 million in 2009 before sales of this product were discontinued.

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

Net sales in our Surgical Implant segment were $62.7 million for 2010, as compared to $63.9 million for 2009, representing a decrease of 1.8%. The decrease was primarily attributable to the loss of a few key customers of our hip and knee products, and the impact of the 2009 sale of a non-core spine product line which contributed revenue of $1.9 million in 2009. These decreases were partially offset by increased sales of our shoulder products, and strong sales of our hip revision system, a new product offered under our partnership with Lima corporation.

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

Gross profit in our Bracing and Vascular segment was 54.8% of net sales for 2010 compared to 56.2% for 2009. The decrease in our gross profit as a percentage of net sales was primarily attributable to a lower margin mix of products sold, including the impact attributable to clinics choosing to do their own insurance reimbursement billing, as opposed to billing for the reimbursement through our OfficeCare program. While we generally retain the unit sales in these conversions, lower average selling price per unit negatively impacts gross margin.

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

	Year Ended December 31,
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

Amortization of Intangible Assets.  Amortization of intangible assets was $77.5 million for 2010 and $77.3 million for 2009.

Impairment of Intangible Assets. During the year ended December 31, 2009, we recorded aggregate intangible asset impairment charges of $7.0 million related to two indefinite lived intangible assets of which $3.9 million was related to our Bracing and Vascular segment, and $3.1 million was related to our Recovery Sciences segment. There were no intangible asset impairment charges recognized during 2010.

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

Loss on Modification and Extinguishment of Debt.  In 2010, we recognized a loss on extinguishment of debt of $19.8 million, including $13.0 million of premiums, $4.3 million for a non-cash write-off of unamortized debt issuance costs, $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010, and $1.1 million of fees and expenses related to the prepayment of $101.5 million of our term loan in January 2010.

Other Income (Expense), Net.  Other income, net totaled $0.9 million for 2010 as compared to $6.1 million for 2009. Results for 2009 included a $3.1 million gain related to the sales of certain non-core product lines. The remaining activity for 2009 was primarily attributable to net realized and unrealized foreign currency translation gains. Results for 2010 were primarily attributable to net realized and unrealized foreign currency translation gains.

Income Tax Benefit.  We recorded an income tax benefit of $34.3 million for 2010 compared to $21.7 million for 2009. Our effective tax rate for 2010 was 39.9% as compared to 30.5% for 2009. Income tax benefit for both years is net of tax expense related to foreign operations, deferred taxes on the assumed repatriation of foreign earnings, and other non-deductible items.

Recent Accounting Pronouncements

During the year ended December 31, 2011, there we no accounting pronouncements adopted which had a material impact on our financial position, results of operations, or cash flows.

Liquidity and Capital Resources

As of December 31, 2011, our primary source of liquidity consisted of cash and cash equivalents totaling $38.2 million and $49.0 million of available borrowings under our revolving credit facility, as described below. Working capital at December 31, 2011 was $218.7 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Senior Secured Credit Facility, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates, or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	2011	2010	2009
Cash provided by operating activities	$23,605	$25,594	$67,794
Cash used in investing activities	(358,662)	(30,195)	(16,000)
Cash provided by (used in) financing activities	334,290	413	(35,261)
Effect of exchange rate changes on cash and cash equivalents	804	(2,291)	(2,405)
Net increase (decrease) in cash and cash equivalents	$37	$(6,479)	$14,128

Cash Flows

Operating activities provided $23.6 million, $25.6 million and $67.8 million of cash for 2011, 2010 and 2009, respectively. Cash provided by operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses. For 2011, 2010 and 2009, cash paid for interest was $151.2 million, $139.1 million, and $144.2 million, respectively.

Investing activities used $358.7 million, $30.2 million and $16.0 million of cash for 2011, 2010, and 2009 respectively. Cash used in investing activities for 2011 primarily consisted of $317.7 million of net cash paid for acquisitions and $39.4 million of cash paid for purchases of property and equipment, including $3.8 million paid for our ERP system. Cash used in investing activities for 2010 primarily consisted of $27.2 million of purchases of property and equipment, including $13.8 million for our new ERP system, $1.2 million related to the acquisition of assets from an independent South African distributor, and the payment of $0.8 million related to an earn-out provision associated with the 2009 acquisition of an independent Australian distributor. Cash used in investing activities for 2009 primarily consisted of $28.9 million of purchases of property and equipment, including $7.8 million for our new ERP system, and the acquisition of businesses for a total of $13.1 million, partially offset by $25.7 million of proceeds from sales of assets, including $21.8 million attributable to our sale of ETS.

Financing activities provided $334.3 million and $0.4 million of cash for 2011 and 2010, respectively, and used $35.3 million of cash for 2009. Cash provided by financing activities in 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Senior Notes and net borrowings from our revolving credit facility, which together with cash on hand were used to fund acquisitions.  In connection with the issuance of our $300.0 million aggregate principal of 7.75% Senior Notes, we paid $7.7 million in debt issuance costs. In addition, during 2011, our indirect parent, DJO, sold shares of its common stock, and contributed net proceeds of $3.2 million to us. During 2010, cash provided by financing activities primarily consisted of cash received from issuances of $100.0 million aggregate principal of 10.875% Notes, and $300.0 million aggregate principal of 9.75% Notes, offset by cash paid for the redemption of our $200.0 million aggregate principal of 11.75% Notes, prepayments of $182.5 million of term loans under the Senior Secured Credit Facility, and payment of $10.3 million of capitalized debt issuance costs in connection with the issuance and registered exchange offer of our $100.0 million 10.875% Notes and the issuance of our $300.0 million of 9.75% Notes. In addition, during 2010 we received an investment of $1.5 million from DJO, our indirect parent, related to proceeds from the issuance of DJO common stock to certain accredited investors. Cash used in financing activities for 2009 primarily represented net payments on long-term debt and revolving lines of credit.

Indebtedness

As of December 31, 2011, we had $2,169.1 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $1.2 million.

Senior Secured Credit Facility

Overview.  The Senior Secured Credit Facility originally provided senior secured financing of $1,165.0 million, consisting of a $1,065.0 million term loan facility and a $100.0 million revolving credit facility. We issued the term loan facility of the Senior Secured Credit Facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. As of December 31, 2011, the balance outstanding under the term loan facility was $843.0 million, exclusive of $4.4 million of unamortized original issue discount, and there were $51.0 million of borrowings outstanding under the revolving credit facility.

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

We are subject to interest rate fluctuations involving our Senior Secured Credit Facility. In prior periods, we used interest rate swaps to manage this exposure. In August 2009, we entered into four interest swap agreements with notional amounts aggregating $300.0 million, with a weighted average fixed LIBOR rate of 2.5825%. The agreements expired on December 31, 2011 (see Note 11 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2011, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.30%.

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Senior Secured Credit Facility, we are required to maintain a maximum senior secured leverage ratio of consolidated senior secured debt to Adjusted EBITDA of 3.25:1. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus (income) loss from discontinued operations, interest expense, net, income tax benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Senior Secured Credit Facility and the Indentures governing our 10.875% Notes, 9.75% Notes, and 7.75% Notes. Adjusted EBTDA is a material component of these covenants. As of December 31, 2011, our actual senior secured leverage ratio was within the required ratio at 3.06:1.

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

10.875% Notes, 9.75% Notes and 7.75% Notes

The Indentures governing the $675.0 million principal amount of 10.875% Notes, $300.0 million principal amount of 9.75% Notes, and $300.0 million principal amount of 7.75% Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing our 10.875% Notes, 9.75% Notes and 7.75% Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2011, measured on that date, was 1.67:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2011:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facility
Maximum ratio of consolidated net senior secured debt to Adjusted EBITDA	3.25:1	3.06:1
10.875% Notes, 9.75% Notes and 7.75% Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.67:1

As described above, our Senior Secured Credit Facility and the Indentures governing the 10.875% Notes, 9.75% Notes, and 7.75% Notes represent significant components of our capital structure. Under our Senior Secured Credit Facility, we are required to maintain specified senior secured leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured leverage ratio under our Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facility. Any acceleration under the Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the noteholders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2011, 2010, and 2009. The terms and related calculations are defined in the credit agreement relating to our Senior Secured Credit Facility and the Indentures.

	(unaudited)
	Year Ended December 31,
(in thousands)	2011	2010	2009
Net loss attributable to DJO Finance LLC	$(214,469)	$(52,532)	$(50,433)
Loss from discontinued operations, net	—	—	319
Interest expense, net	168,987	154,871	155,999
Income tax benefit	(52,544)	(34,255)	(21,678)
Depreciation and amortization	121,251	103,519	105,150
Non-cash charges (a)	163,918	3,460	11,206
Non-recurring and integration charges (b)	63,717	60,175	53,970
Other adjustment items, before permitted pro forma adjustments (c)	13,393	27,112	(4,091)
	264,253	262,350	250,442
Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	7,873	332	1,709
Pre-disposition Adjusted EBITDA	—	—	(348)
Future cost savings	5,905	—	3,600
Adjusted EBITDA	$278,031	$262,682	$255,403

(a)          Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Stock compensation expense	$2,701	$1,888	$3,382
Impairment of goodwill and intangible assets	141,006	—	6,998
Impairment of Chattanooga assets held for sale	350	1,147	—
Impairment of fixed assets	7,116	—	—
Purchase accounting adjustments	12,336	—	—
Loss on disposal of assets, net	409	425	826
Total non-cash items	$163,918	$3,460	$11,206

(b)   Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Integration charges:
U.S. commercial sales and marketing reorganization	$1,983	$9,392	$—
Chattanooga integration	183	8,936	8,448
CEO transition	4,270	—	—
Acquisition related expenses and integration (1)	8,661	—	—
Other integration and non-recurring expenses	10,062	6,232	24,514
Litigation costs and settlements, net	6,971	7,561	2,845
Additional products liability insurance (2)	3,342	11,138	—
ERP implementation	28,245	16,916	18,163
Total non-recurring items	$63,717	$60,175	$53,970

(1)   Consists of direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(2)          Primarily consists of insurance premiums related to a supplemental five-year extended reporting period for product liability claims related to discontinued pain pump products and certain cold therapy products, for which annual insurance coverage was not renewed.

(c)   Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2011	2010	2009
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	882	857	723
Loss on modification and extinguishment of debt (1)	2,065	19,798	—
Gain on sale of certain product lines	—	—	(3,107)
Gain on resolution of previously asserted reimbursement claims	—	—	(6,000)
Other (2)	3,446	(543)	(2,707)
Total other adjustment items before permitted pro forma adjustments	$13,393	$27,112	$(4,091)

(1)          Loss on modification of debt for the twelve months ended December 31, 2011 is comprised of arrangement and lender consent fees associated with the February 2011 amendment of our Senior Secured Credit Facility, which increased the total net leverage ratio limitation in the permitted acquisitions covenant from 6.0x to 7.0x, and deemed the ETI acquisition to have been made as a permitted acquisition. Loss on extinguishment of debt for the year ended December 31, 2010 included $13.0 million of premiums, $4.3 million for a non-cash write-off of unamortized debt issuance costs, $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010, and $1.1 million of fees and expenses related to the prepayment of $101.5 million of our term loan in January 2010.

(2)          Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)           Permitted pro forma adjustments include:

•                  Pre-acquisition Adjusted EBITDA for the year ended December 31, 2011 related to the acquisitions of Dr. Comfort, ETI, Circle City and BetterBraces.com. Pre-acquisition Adjusted EBITDA for the year ended December 31, 2010 related to the acquisition of certain assets of an independent South African distributor in September 2010. Pre-acquisition Adjusted EBITDA for the year ended December 31, 2009 related to an Australian subsidiary acquired in February 2009 and two Canadian subsidiaries acquired in August 2009.

•                  Pre-disposition Adjusted EBITDA for the year ended December 31, 2009 related to the sale of certain non-core product lines.

•                  Future cost savings for the year ended December 31, 2011 included $2.8 million related to Dr. Comfort, $2.1 million related to ETI, and $1.0 million related to Circle City. Future cost savings for the year ended December 31, 2009 included $2.4 million in connection with the DJO Merger and $1.2 million in connection with the two Canadian subsidiaries acquired in August 2009.

Contractual Commitments

As of December 31, 2011, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations	$2,169,029	$8,782	$1,560,247	$—	$600,000
Interest payments (1)	612,031	156,950	294,456	105,000	55,625
Capital lease obligations	38	38	—	—	—
Operating lease obligations	67,640	11,749	21,489	14,865	19,537
Purchase obligations	74,499	21,956	17,543	14,000	21,000
	$2,923,237	$199,475	$1,893,735	$133,865	$696,162

(1)          $1,275.0 million principal amount of long-term debt is subject to fixed interest rates and $843.0 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 3.7%, which is equal to the average assumed effective interest rate for the term loans under the Senior Secured Credit Facility over the remainder of their term.

As of December 31, 2011, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $74.5 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in connection with the DJO Merger, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the amended agreement.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions in our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2011, 2010, and 2009, we reserved for and reduced gross revenues from third party payors by estimated allowances of 33%, 32%, and 31%; respectively, related to these contractual reductions.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 71% of our net revenues for the year ended December 31, 2011 and approximately 67% of our net revenues for each of the years ended December 31, 2010 and 2009. Direct-billed customers represented approximately 71% and 66% of our net accounts receivable at December 31, 2011 and 2010, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2011, 2010, and 2009.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 29% of our net revenues for the year ended December 31, 2011 and approximately 33% of our net revenues for each of the years ended December 31, 2010 and 2009. Third party payor customers represented approximately 29% and 34%, respectively, of our net accounts receivable at December 31, 2011 and 2010. For the years ended December 31, 2011, 2010, and 2009, we estimate bad debt expense to be approximately 5%, 6% and 7%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense in our consolidated statements of operations.

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

Goodwill and Intangible Assets

We evaluate the carrying value of goodwill and indefinite life intangible assets annually on the first day of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair valuation measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

In performing our 2011 goodwill impairment test, we estimated the fair values of our reporting units using the income approach valuation methodology which includes the discounted cash flow method and the market approach valuation methodology which includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, EBITDA, capital expenditures, and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates between 0% and 11%. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 10.7% to 12.5%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

In the fourth quarter of 2011, we determined that the carrying value of our Empi and Surgical Implant reporting units was in excess of their estimated fair value. As a result, we recorded a goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. See Note 8 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for further discussion and the factors that contributed to these impairment charges.

We have five other reporting units with goodwill assigned to them. For each of those five reporting units, the estimated fair values substantially exceed their carrying value.

Additionally, on the first day of the fourth quarter of 2011 we tested for impairment, our indefinite lived intangible assets, consisting of trade names. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

In the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million. See Note 8 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein for further discussion and the factors that contributed to this impairment charge.

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

Our gross deferred tax asset balance was $209.5 million at December 31, 2011 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 16 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2011, we maintained a valuation allowance of $6.7 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards of certain international subsidiaries, and certain domestic net operating loss and capital loss carryforwards not expected to be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable debt. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. Our Notes of $1,275.0 million aggregate principal consist of fixed rate notes, while our borrowings under the Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of December 31, 2011, we had $843.0 million of principal outstanding under the Senior Secured Credit Facility, exclusive of $4.4 million of unamortized original issue discount. Historically, we used interest rate swaps to manage this exposure. In August 2009, we entered into four interest rate swap agreements with an aggregate notional amount of $300.0 million and a weighted average fixed LIBOR rate of 2.5825%. The agreements expired on December 31, 2011 (see Note 11 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). A hypothetical 1% increase in variable interest rates for the portion of the Senior Secured Credit Facility that was not covered by interest rate swap agreements would have impacted our earnings and cash flow for the year ended December 31, 2011, by $8.9 million. We may use additional derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXN). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

For the year ended December 31, 2011, sales denominated in foreign currencies accounted for 30.2% of our consolidated net sales, of which 22.3% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2011, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 11 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). These foreign exchange forward contracts expire weekly throughout fiscal year 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California
February 21, 2012

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$38,169	$38,132
Accounts receivable, net	158,982	145,523
Inventories, net	128,699	94,460
Deferred tax assets, net	43,458	48,061
Prepaid expenses and other current assets	18,791	23,419
Total current assets	388,099	349,595
Property and equipment, net	107,108	93,660
Goodwill	1,228,778	1,188,887
Intangible assets, net	1,132,694	1,110,841
Other assets	38,181	36,807
Total assets	$2,894,860	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$57,926	$48,947
Accrued interest	20,928	15,578
Current portion of debt and capital lease obligations	8,820	8,821
Other current liabilities	81,771	81,709
Total current liabilities	169,445	155,055
Long-term debt and capital lease obligations	2,159,091	1,816,291
Deferred tax liabilities, net	252,194	289,913
Other long-term liabilities	16,174	11,712
Total liabilities	2,596,904	2,272,971

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	834,871	830,994
Accumulated deficit	(539,276)	(324,807)
Accumulated other comprehensive income (loss)	218	(2,048)
Total membership equity	295,813	504,139
Noncontrolling interests	2,143	2,680
Total equity	297,956	506,819
Total liabilities and equity	$2,894,860	$2,779,790

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2011	2010	2009

Net sales	$1,074,770	$965,973	$946,126
Cost of sales (exclusive of amortization of intangible assets of $38,668, $36,343 and $37,884 for the year ended December 31, 2011, 2010 and 2009, respectively)	418,138	345,270	338,719
Gross profit	656,632	620,703	607,407

Operating expenses:
Selling, general and administrative	487,084	433,408	420,758
Research and development	26,850	21,892	23,540
Amortization of intangible assets	93,957	77,523	77,254
Impairment of goodwill and intangible assets	141,006	—	6,998
	748,897	532,823	528,550
Operating (loss) income	(92,265)	87,880	78,857

Other income (expense):
Interest expense	(169,332)	(155,181)	(157,032)
Interest income	345	310	1,033
Loss on modification and extinguishment of debt	(2,065)	(19,798)	—
Other income (expense), net	(2,814)	859	6,073
	(173,866)	(173,810)	(149,926)
Loss from continuing operations before income taxes	(266,131)	(85,930)	(71,069)
Income tax benefit	52,544	34,255	21,678
Loss from continuing operations	(213,587)	(51,675)	(49,391)
Loss from discontinued operations, net of tax	—	—	(319)
Net loss	(213,587)	(51,675)	(49,710)
Net income attributable to noncontrolling interests	(882)	(857)	(723)
Net loss attributable to DJO Finance LLC	$(214,469)	$(52,532)	$(50,433)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	income (loss)	equity	interests	equity

Balance at December 31, 2008	$824,235	$(221,842)	$(4,027)	$598,366	$1,743	$600,109
Net (loss) income	—	(50,433)	—	(50,433)	723	(49,710)
Other comprehensive income, net of taxes	—	—	4,545	4,545	43	4,588
Stock-based compensation	3,382	—	—	3,382	—	3,382
Balance at December 31, 2009	827,617	(272,275)	518	555,860	2,509	558,369
Net (loss) income	—	(52,532)	—	(52,532)	857	(51,675)
Other comprehensive loss, net of taxes	—	—	(2,566)	(2,566)	(129)	(2,695)
Investment by parent	1,489	—	—	1,489	—	1,489
Stock-based compensation	1,888	—	—	1,888	—	1,888
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(557)	(557)
Balance at December 31, 2010	830,994	(324,807)	(2,048)	504,139	2,680	506,819
Net (loss) income	—	(214,469)	—	(214,469)	882	(213,587)
Other comprehensive income (loss), net of taxes	—	—	2,266	2,266	(53)	2,213
Investment by parent	3,176	—	—	3,176	—	3,176
Stock-based compensation	2,701	—	—	2,701	—	2,701
Cancellation of vested options	(2,000)	—	—	(2,000)	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(1,366)	(1,366)
Balance at December 31, 2011	$834,871	$(539,276)	$218	$295,813	$2,143	$297,956

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net loss	$(213,587)	$(51,675)	$(49,710)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (expense) of $1,681, $942 and $(2,153) for the year ended December 31, 2011, 2010, and 2009, respectively	(1,896)	(5,435)	3,353
Unrealized loss on cash flow hedges, net of tax benefit of $175, $2,965, and $6,309 for the year ended December 31, 2011, 2010, and 2009, respectively	(272)	(4,708)	(9,827)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $2,773, $4,764 and $7,102 for the year ended December 31, 2011, 2010, and 2009, respectively	4,381	7,448	11,062
Other comprehensive income (loss)	2,213	(2,695)	4,588
Comprehensive loss	(211,374)	(54,370)	(45,122)
Comprehensive income attributable to noncontrolling interests	(829)	(728)	(766)
Comprehensive loss attributable to DJO Finance LLC	$(212,203)	$(55,098)	$(45,888)

See accompanying notes to consolidated financial statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash Flows From Operating Activities:
Net loss	$(213,587)	$(51,675)	$(49,710)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,294	25,996	27,896
Amortization of intangible assets	93,957	77,523	77,254
Amortization of debt issuance costs and non-cash interest expense	8,476	13,272	12,679
Stock-based compensation expense	2,701	1,888	3,382
Impairment of goodwill and intangible assets	141,006	—	6,998
Loss (gain) on disposal of assets, net of depreciation and adjustments	4,385	2,067	(2,094)
Deferred income tax benefit	(60,620)	(39,687)	(23,690)
Provisions for doubtful accounts and sales returns	31,673	33,077	34,904
Inventory reserves	7,706	6,596	7,462
Loss on modification and extinguishment of debt	—	19,798	—
Gain on sale of discontinued operations	—	—	(393)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(32,231)	(33,105)	(15,156)
Inventories	(13,190)	(13,908)	(1,868)
Prepaid expenses and other assets	8,435	(4,837)	3,438
Accrued interest	5,351	4,610	2
Accounts payable and other current liabilities	12,249	(16,021)	(13,310)
Net cash provided by operating activities	23,605	25,594	67,794

Cash Flows From Investing Activities:
Purchases of property and equipment	(39,397)	(27,247)	(28,872)
Cash paid in connection with acquisitions, net of cash acquired	(317,669)	(2,045)	(13,086)
Proceeds received upon sale of discontinued operations, net	—	—	21,846
Other investing activities, net	(1,596)	(903)	4,112
Net cash used in investing activities	(358,662)	(30,195)	(16,000)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	439,000	447,130	68,260
Repayments of debt and capital lease obligations	(96,826)	(437,367)	(103,521)
Payment of debt issuance costs	(7,694)	(10,282)	—
Investment by parent	3,176	1,489	—
Cash paid in connection with the cancellation of vested options	(2,000)	—	—
Dividend paid by subsidiary to owners of noncontrolling interests	(1,366)	(557)	—
Net cash provided by (used in) financing activities	334,290	413	(35,261)
Effect of exchange rate changes on cash and cash equivalents	804	(2,291)	(2,405)
Net increase (decrease) in cash and cash equivalents	37	(6,479)	14,128
Cash and cash equivalents, beginning of year	38,132	44,611	30,483
Cash and cash equivalents, end of year	$38,169	$38,132	$44,611

Supplemental disclosures of cash flow information:
Cash paid for interest	$151,207	$139,095	$144,215
Cash (refunded) paid for taxes, net	$(956)	$4,515	$3,777

Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$—	$1,934	$3,876
Issuance of notes payable in connection with acquisitions	$—	$—	$2,860

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.            ORGANIZATION AND BASIS OF PRESENTATION

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

Our current business activities are the result of a combination of ReAble Therapeutics, Inc. (ReAble), which was acquired by an affiliate of Blackstone Capital Partners V L.P. (Blackstone), and DJO Opco Holdings, Inc. (DJO Opco), formerly named DJO Incorporated. On November 20, 2007, a subsidiary of ReAble was merged with DJO Opco, with DJO Opco continuing as the surviving corporation (the DJO Merger). As a result of the DJO Merger, DJO Opco became a subsidiary of ReAble Therapeutics Finance LLC (RTFL), the entity filing this Annual Report on Form 10-K, which is itself a wholly owned indirect subsidiary of ReAble. Following the DJO Merger, ReAble was renamed DJO Incorporated, RTFL was renamed DJO Finance LLC (DJOFL) and ReAble Finance Corporation, the co-issuer of the 10.875% Notes, 9.75% Notes and 7.75% Notes (see Note 13), was renamed DJO Finance Corporation (DJO Finco). Effective December 31, 2009, DJO Opco was merged with DJO, LLC, a wholly owned subsidiary of DJOFL. Effective February 10, 2011, DJO Incorporated changed its name to DJO Global, Inc. (DJO). Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

Segment Reporting

During the second quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment includes the U.S. results of operations attributable to Dr. Comfort, ETI, and Circle City from their respective dates of acquisition (see Note 3). This change had no impact on previously reported segment information.

We market and distribute our products through four operating segments, Recovery Sciences, Bracing and Vascular, Surgical Implant, and International. Our Recovery Sciences, Bracing and Vascular and Surgical Implant segments generate their revenues within the United States.

Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy, and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers home electrotherapy, inotophoresis, home traction products, bone growth stimulation products, and clinical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 19 for additional information about our reportable segments.

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

Reclassifications and prior period adjustments

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In the fourth quarter of fiscal year 2011, we made a reclassification in our balance sheet of the replacement parts for our instrument sets used by our Surgical Implant business. Complete instrument sets are generally loaned to surgeons to enable them to perform implant surgeries with our products.  These complete sets are classified as property and equipment, net of depreciation in our consolidated balance sheet.  Historically, we had presented replacement parts used for these instrument kits as finished goods in inventory, net of reserves. During the current year, we determined that the replacement parts were more appropriately classified as a non-current asset in property and equipment rather than a current asset in inventory. Accordingly, we have reclassified the balance of these replacement parts in our consolidated balance sheets as of December 31, 2011 and 2010. This change resulted in an increase to property and equipment and a decrease to inventory of $8.6 million as of December 31, 2010.

In addition, during the fourth quarter of fiscal year 2011, we identified and corrected an immaterial error which impacted the consolidated financial statements for the years ended December 31, 2010 and 2009, related to the elimination of intercompany profits on the sale of products between subsidiaries. This error resulted in an overstatement of cost of goods sold of $1.1 million and $3.1 million for the years ended December 31, 2009 and 2010, respectively.

Based on a quantitative and qualitative analysis of the error as required by SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), we determined that correcting the cumulative impact of this error, which decreased cost of goods sold and increased property and equipment by $4.2 million in the fourth quarter of the year ended December 31, 2011, was not material to the results for the year ended December 31, 2011 or any prior period.

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

Software Developed For Internal Use.  Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $2.4 million and $1.0 million for the years ended December 31, 2011 and 2010 respectively. There was no amortization expense related to internally developed software during the year ended December 31, 2009 as the assets had not yet been placed in service.

In 2008, we began implementing a new ERP system to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by most of our businesses. During the year ended December 31, 2011, we determined that certain capitalized ERP assets would not be used and we recorded an impairment charge of $7.1 million which is included in selling and general administrative expense in our consolidated statement of operations. As of December 31, 2011 and 2010, we had $17.4 million and $23.5 million respectively, of unamortized internally developed software costs included within property and equipment in our consolidated balance sheets.

Intangible Assets.  Our primary intangible assets are goodwill, customer relationships, patents and technology and trademarks and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives and reviewed for impairment when circumstances warrant. Our identifiable intangible assets subject to amortization include customer relationships, patents, intellectual property, distributor contracts and relationships, trademarks and trade names,  and non-compete agreements and are being amortized using the straight-line method over their remaining weighted average useful lives of 7.7 years for customer relationships, 10.4 years for patents and technology, 5.0 years for distributor contracts and relationships, 9.2 years for trademarks and trade names, and 3.5 years for non-compete agreements.

Goodwill and Intangible Assets

We evaluate the carrying value of goodwill and indefinite life intangible assets annually on the first day of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair valuation measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

In performing our 2011 goodwill impairment test, we estimated the fair values of our reporting units using the income approach valuation methodology which includes the discounted cash flow method and the market approach valuation methodology which includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, EBITDA, capital expenditures, and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units we used estimated revenue growth rates between 0% and 11%. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 10.7% to 12.5%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

In the fourth quarter of 2011, we determined that the carrying value of our Empi and Surgical Implant reporting units were in excess of their estimated fair values. As a result, we recorded goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. See Note 8 for further discussion and the factors that contributed to these impairment charges.

We have five other reporting units with goodwill assigned to them. For each of those five reporting units, the estimated fair values exceed their carrying value.

Additionally, on the first day of the fourth quarter of 2011 we tested our indefinite lived intangible assets, consisting of trade names for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

In the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million. See Note 8 for further discussion and the factors that contributed to this impairment charge.

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

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$2,222	$1,936	$1,761
Amount charged to expense for estimated warranty costs	105	1,283	952
Deductions for actual costs incurred	(571)	(997)	(777)
Balance, end of year	$1,756	$2,222	$1,936

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

We sell our Bracing and Vascular, Recovery Sciences, and International segment products through a variety of distribution channels. We sell our home therapy products to wholesale customers and directly to patients. We recognize wholesale revenue when we ship our products to our wholesale customers. We recognize home therapy retail revenue, both rental and purchase, when our product has been dispensed to the patient and the patient’s insurance has been verified. We recognize revenue for product shipped directly to the patient at the time of shipment. For retail products that are sold from our inventories consigned at clinic locations, we recognize revenue when we receive notice that the device has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization from the insurance company has been obtained, when required.

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

We sell our Surgical Implant products through a network of independent sales representatives. We record revenues from sales made by sales representatives, who are paid commissions at the time the product is used in a surgical procedure (implanted in a patient) and a purchase order is received from the hospital. We include amounts billed to customers for freight in revenue.

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

Advertising Costs.  We expense advertising costs as they are incurred. For the years ended December 31, 2011, 2010 and 2009, advertising costs were $17.1 million, $10.4 million, and $5.4 million, respectively.

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

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. Historically, we used interest rate swaps to manage the risk of unfavorable movements in interest rates on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. Our interest rate swaps expired on December 31, 2011. These interest rate swap agreements were designated as cash flow hedges for accounting purposes, and therefore, changes in the fair values of the derivatives were recorded in accumulated other comprehensive income (loss) and are subsequently recognized in earnings when the hedged item affects earnings.

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

Concentration of Credit Risk.  We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 26.0%, 25.3%, and 25.5% of our net sales for the years ended December 31, 2011, 2010, and 2009, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2011, 2010 and 2009, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

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

Recent Accounting Standards. We do not believe that any recently issued accounting standards will have a material impact on our consolidated financial statements.

3.             ACQUISITIONS

During 2011, we made the following acquisitions, all of which are included in our Bracing and Vascular segment with the exception of the international activities of Dr. Comfort and ETI, which are included in our International segment:

On April 7, 2011, we acquired all of the LLC membership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

Of the total purchase price, $24.5 million was paid to a third party escrow agent to secure the indemnity obligations of the seller and to secure any post closing obligations resulting from the final determination of working capital and cash on hand as of the closing date. Following a post-closing purchase price adjustment which was deducted from the escrow account, the balance in the escrow account at December 31, 2011 was $23.5 million.

The acquisition was funded using proceeds from $300.0 million of new 7.75% senior notes (7.75% Notes) issued in April 2011 (see Note 13). In connection with the acquisition of Dr. Comfort, we incurred $11.3 million of direct acquisition costs during the year ended December 31, 2011, which are included in selling and general administrative expense in our consolidated statement of operations. Fees and expenses related to the acquisition of Dr. Comfort and the issuance of the 7.75% Notes included $3.9 million of bridge financing fees paid to Credit Suisse. In addition, we paid $5.0 million of transaction and advisory fees paid to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder (see Note 18).

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. An additional $1.3 million was deposited into escrow for the retention of a key employee union will be recognized as compensation expense over the retention period of 24 months. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in selling, general and administrative expense in our consolidated statement of operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit. Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This potential royalty payment was evaluated separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned. For the year ended December 31, 2011, royalty payments made to the seller for sales of this product line were not significant to the Company.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com), which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. Of the total purchase price, $1.8 million was paid in cash at closing, $0.4 million was offset against accounts receivable due from the seller, $0.5 million was retained to fully repay outstanding principal and accrued interest due from the seller under a revolving convertible promissory note, and $0.3 million was held back until February 4, 2012 as security for potential indemnification claims. No claims were made and the holdback was paid to the seller in February 2012. The acquisition was financed using cash on hand.

On January 4, 2011, we acquired all of the outstanding shares of capital stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million, of which a total of $3.6 million was deposited in escrow for up to one year to fund potential indemnity of claims. No claims were made and the holdback was paid in January 2012. An additional $1.0 million was deposited in escrow for the retention of certain key employees to be paid in installments six months, nine months and twelve months after the closing date, with the first installment paid to the sellers in July 2011. This balance was expensed over the period it was earned. Direct acquisition costs associated with the ETI acquisition of $0.3 million are included in selling, general and administrative expense in our consolidated statement of operations. The acquisition was financed using cash on hand and a draw of $35.0 million on our revolving line of credit. On January 5, 2011, we converted ETI to a limited liability company.

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

On September 20, 2010, we acquired certain assets and contractual rights from an independent South African distributor of DonJoy products for total consideration of $1.9 million, which included a cash payment of $1.2 million on the closing date, forgiveness of $0.4 million of accounts receivable from the distributor and holdbacks of $0.3 million related primarily to potential indemnification claims, which was to be paid in September 2011 if there are no such claims. We have withheld this payment pending resolution of certain post-closing adjustments.

On August 4, 2009, we acquired Chattanooga Group Inc. (Chattanooga Canada), an independent Canadian distributor of Chattanooga products, for $7.2 million. Pursuant to the terms of the acquisition agreement and included within the purchase price, was a $1.4 million indemnification holdback, which accrued interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter; and a $1.4 million promissory note, which accrued interest at an annual rate of 6%. We paid the promissory note and related interest thereon in August 2010. The holdback provides security for potential indemnification claims and, if not used for that purpose, is payable to the sellers. The first half of the holdback amount not used to cover indemnification claims, including interest thereon, was paid in May 2011. The second half of the holdback amount, including interest thereon, will be payable in 2012 if not used to cover indemnification claims.

On August 4, 2009, we acquired Empi Canada Inc. (Empi Canada), an independent Canadian distributor of Empi products, for $7.4 million. Pursuant to the terms of the acquisition agreement and included within the purchase price was a $1.4 million indemnification holdback, which accrued interest at an annual rate of 2.5% for the first 18 months and a variable rate thereafter; and a $1.4 million promissory note, which accrued interest at an annual rate of 6%. We paid the promissory note and related interest thereon in August 2010. The holdback provides security for potential indemnification claims and, if not used for that purpose, is payable to the sellers. The first half of the holdback amount not used to cover indemnification claims, including interest thereon, was paid in May 2011.The second half of the holdback amount, including interest thereon, will be payable in 2012 if not used to cover indemnification claims.

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

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Dr. Comfort	Circle City	BetterBraces.com	ETI	DJO South Africa	Chattanooga Canada	Empi Canada	DJO Australia
Cash	$59	$—	$—	$817	$—	$59	$29	$912
Accounts receivable	9,187	572	—	3,690	—	423	300	397
Inventory	27,241	1,736	—	2,133	435	261	536	725
Other current assets	2,108	—	—	1,542	—	—	19	12
Property and equipment	2,183	—	—	7,230	310	—	—
Other non-current assets	1,607	—	—	394	—	—	—

Liabilities assumed	(25,965)	(406)	—	(11,485)	—	(2,254)	(1,033)	(1,120)
Identifiable intangible assets (1):
Customer relationships	72,100	3,700	75	13,400	1,103	5,058	2,512	1,614
Technology	7,000	—	1,120	6,000	—	—	—	—
Non-compete	1,200	200	185	1,600	—	253	174	—
Trademarks and trade names	22,200	1,400	50	—	—	—	—	—
Goodwill	138,548	4,469	1,570	21,085	64	3,354	4,902	899
Total purchase price	$257,468	$11,671	$3,000	$46,406	$1,912	$7,154	$7,439	$3,439

(1)             The fair value of customer relationships was assigned to relationships with major pharmaceutical, medical and home healthcare distributors and certain other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

The fair value of technology was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired.

The fair value of non-compete agreements was assigned to non-compete agreements entered into with certain executive officers and senior management. The values were determined by estimating the present value of the cash flows associated with having these agreements in place, less the present value of the cash flows assuming the non-compete agreements were not in place.

The fair value of trademarks and trade names was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.

The useful lives of the intangible assets acquired were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets.

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

Goodwill related to our Circle City and BetterBraces.com acquisitions is expected to be deductible for tax purposes.

The goodwill arising from our 2011 acquisitions was allocated to our reportable segments as follows (in thousands):

December 31, 2011
Bracing and Vascular	$140,656
International	25,016
$165,672

The results of operations attributable to each acquisition are included in our condensed consolidated financial statements from the date of acquisition. The pro forma financial results presented below (in thousands) give effect to the acquisitions of Dr. Comfort, ETI, and Circle City as if such acquisitions had been completed as of the beginning of each of the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been achieved had these acquisitions occurred on such date.

	Year Ended December 31,
	2011	2010

Net sales	$1,095,433	$1,070,757
Net loss attributable to DJOFL	$(209,163)	$(94,836)

Our condensed consolidated statements of operations for the year ended December 31, 2011 include $86.0 million of aggregate net sales and $1.5 million of aggregate net loss attributable to our acquisitions of Dr. Comfort, ETI, and Circle City.

4.           DISCONTINUED OPERATIONS

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

Year Ended December 31, 2009
Net sales	$13,450

Pre-tax income	6,590
Income tax provision	(6,909)
Net income (loss)	$(319)

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

5.           ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$53,076	$48,306	$36,521
Provision for doubtful accounts and sales returns	31,673	33,077	34,904
Write-offs, net of recoveries	(46,434)	(28,307)	(23,119)
Balance, end of year	$38,315	$53,076	$48,306

6.           INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Components and raw materials	$50,322	$27,287
Work in process	4,681	5,478
Finished goods	60,839	51,956
Inventory held on consignment	27,003	22,592
	142,845	107,313
Inventory reserves	(14,146)	(12,853)
	$128,699	$94,460

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$12,853	$13,063	$17,798
Provision charged to costs of sales	7,706	6,596	7,462
Write-offs, net of recoveries	(6,413)	(6,806)	(12,197)
Balance, end of year	$14,146	$12,853	$13,063

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

7.           PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2011	December 31, 2010	Depreciable lives (years)
Land	$266	$100	Indefinite
Buildings and improvements	22,646	18,832	3 to 25
Equipment	92,816	73,225	2 to 7
Software	29,314	21,260	3 to 10
Furniture and fixtures	17,335	14,031	3 to 8
Surgical implant instrumentation	40,739	33,231	5
Construction in progress	8,753	15,572	N/A
	211,869	176,251
Accumulated depreciation and amortization	(104,761)	(82,591)
Property and equipment, net	$107,108	$93,660

Depreciation and amortization expense relating to property and equipment (including equipment under capital leases) was $27.3 million, $26.0 million, and $27.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

8.           LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill are presented in the table below (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of year	$1,188,887	$1,191,497
Acquisitions (see Note 3)	165,672	64
Impairment of goodwill	(124,106)	—
Foreign currency translation	(1,675)	(2,674)
Balance, end of year	$1,228,778	$1,188,887

During the fourth quarter of 2011, we conducted our annual goodwill impairment test. As a result of this test, we determined that the carrying value of our Empi and Surgical Implant reporting units was in excess of its estimated fair value. Fair value was estimated using the income approach valuation methodology which includes the discounted cash flow method and the market approach valuation methodology which includes the use of market multiples.

As a result, we recorded an aggregate goodwill impairment charge of $124.1 million, consisting of $76.7 million for the Empi reporting unit, within the Recovery Sciences segment and $47.4 million for the Surgical Implant reporting unit. This impairment charge was included in impairment of goodwill and intangible assets in our consolidated statement of operations.

The goodwill impairment in our Empi reporting unit resulted primarily from  reductions in our projected operating results due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi business.

The goodwill impairment in our Surgical Implant reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows for the business.

We have five other reporting units with goodwill assigned to them. For each of those five reporting units, the estimated fair values exceed their carrying value.

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$569,528	$(181,396)	$388,132
Patents and technology	460,624	(156,290)	304,334
Trademarks and trade names	23,650	(1,807)	21,843
Distributor contracts and relationships	5,089	(1,206)	3,883
Non-compete agreements	3,636	(883)	2,753
	$1,062,527	$(341,582)	720,945
Indefinite lived intangible assets:
Trademarks and trade names			411,749
Net identifiable intangible assets			$1,132,694

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$484,115	$(130,362)	$353,753
Patents and technology	447,437	(119,985)	327,452
Distributor contracts and relationships	789	(482)	307
Non-compete agreements	459	(129)	330
	$932,800	$(250,958)	681,842
Indefinite lived intangible assets:
Trademarks and trade names			428,999
Net identifiable intangible assets			$1,110,841

During the fourth quarter of 2011, as a result of our annual impairment test of our indefinite lived intangible assets, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value and recorded an impairment charge of $16.9 million. This impairment charge was included in impairment of goodwill and intangible assets in our consolidated statement of operations.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 7.7 years for customer relationships, 10.4 years for patents and technology, 5.0 years for distributor contracts and relationships, 9.2 years for trademarks and trade names, and 3.5 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2011, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2012	$97,004
2013	91,116
2014	89,098
2015	84,679
2016	80,808
Thereafter	278,240
$720,945

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2011	Goodwill	Intangible Assets, Net
Bracing and Vascular	$705,954	$949,335
Recovery Sciences	419,299	134,693
International	103,525	31,380
Surgical Implant	—	17,286
	$1,228,778	$1,132,694

December 31, 2010	Goodwill	Intangible Assets, Net
Bracing and Vascular	$565,298	$700,953
Recovery Sciences	495,999	353,323
International	80,184	36,453
Surgical Implant	47,406	20,112
	$1,188,887	$1,110,841

9.           OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued wages and related expenses	$29,856	$24,154
Accrued commissions	12,831	10,402
Income taxes payable	2,878	2,656
Accrued rebates	6,027	6,006
Accrued other taxes	4,195	2,322
Accrued professional expenses	3,927	3,881
Derivative liabilities	545	6,707
Other accrued liabilities	21,512	25,581
	$81,771	$81,709

10.                               EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and may make contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $3.7 million, $3.4 million, and $3.7 million, to the plans for the years ended December 31, 2011, 2010 and 2009, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2011. In addition, we made contributions to our international pension plans of $0.8 million for the year ended December 31, 2011 and $0.4 million for each of the year ended December 31, 2010 and 2009.

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the valuation hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate swap agreements were designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss). Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

Interest Rate Swap Agreements.  Our Senior Secured Credit Facility is subject to floating interest rates. Historically, we used interest rate swaps to manage the risk of unfavorable movements in interest rates on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. In August 2009, we entered into four interest swap agreements with notional amounts aggregating $300.0 million, and a weighted average fixed LIBOR rate of 2.5825%. These interest rate swap agreements expired on December 31, 2011.

Our interest rate swap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our consolidated statement of operations in the period in which it affected income (loss).

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. These foreign exchange forward contracts expire weekly throughout fiscal year 2012. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our accompanying consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Foreign exchange contracts not designated as hedges	197,900	116,910	$14,576	$9,428

The following table summarizes the fair value of derivative instruments in our consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$—	$374

Derivative Liabilities:
Interest rate swap agreements designated as cash flow hedges	Other current liabilities	$—	$6,707
Foreign exchange forward contracts not designated as hedges	Other current liabilities	545	—
		$545	$6,707

The following table summarizes the effect our derivative instruments have on our consolidated statements of operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2011	2010	2009
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$(7,154)	$(12,211)	$(18,164)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	(830)	285	2,913
		$(7,984)	$(11,926)	$(15,251)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest rate swap agreements designated as cash flow hedges	$447	$7,674	$16,136

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$545	$—	$545
	$—	$545	$—	$545

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$374	$—	$374

Liabilities:
Interest rate swap agreements designated as cash flow hedges	$—	$6,707	$—	$6,707

The following table presents the balances of nonfinancial assets measured at fair value on a non recurring basis (in thousands):

As of December 31, 2011	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Goodwill	$169,798	$—	$—	$169,798	$124,106
Intangible assets	20,700	—	—	20,700	16,900
	$190,498	$—	$—	$190,498	$141,006

During 2011, goodwill relating to our Empi and Surgical Implant reporting units with an aggregate carrying amount of $293.9 million was written down to its implied fair value of $169.8 million, resulting in an aggregate impairment charge of $124.1 million. The implied fair value of goodwill equals the estimated fair value of the reporting unit minus the fair value of the reporting unit’s net assets. In determining the implied fair value of the goodwill of the Empi and Surgical Implant reporting units, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities.

In performing our 2011 goodwill impairment test, we estimated the fair values of our reporting units using the income approach valuation methodology which includes the discounted cash flow method and the market approach valuation methodology which includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, EBITDA, capital expenditures and the selection and use of an appropriate discount rate. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 10.7% to 12.5%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

The fair value of the reporting unit’s assets and liabilities was determined by using the same methods that are used in business combination purchase accounting. See Note 8 for further discussion and the factors that contributed to this impairment charge.

Also during 2011, we estimated the fair value of our indefinite lived intangible assets, consisting of trade names. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace.

Based on the results of our testwork, we determined that the carrying value of the Empi trade name was in excess of its fair value and we recorded an impairment charge of $16.9 million to write it down to its revised fair value. We determined the fair value of the Empi trade name using unobservable inputs.

13.         DEBT AND CAPITAL LEASES

Debt and capital lease obligations consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Senior Secured Credit Facility:
$100 million revolving credit facility	$51,000	$—
Term loan, net of unamortized original issue discount ($4.4 million and $6.0 million at December 31, 2011 and 2010, respectively)	838,591	845,792
10.875% Senior Notes, including unamortized original issue premium ($3.3 million and $4.2 million at December 31, 2011 and 2010, respectively)	678,282	679,239
9.75% Senior Subordinated Notes	300,000	300,000
7.75% Senior Notes	300,000	—
Capital lease obligations and other	38	81
Total debt and capital lease obligations	2,167,911	1,825,112
Current maturities	(8,820)	(8,821)
Long-term debt and capital lease obligations	$2,159,091	$1,816,291

Senior Secured Credit Facility

On November 20, 2007, we entered into the Senior Secured Credit Facility consisting of a $1,065.0 million term loan facility maturing May 2014 and a $100.0 million revolving credit facility maturing November 2013. We issued the term loan facility at a 1.2% discount, resulting in net proceeds of $1,052.4 million. We are amortizing the $12.6 million discount using the effective interest method through the maturity date of the term loan facility.

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

As of December 31, 2011, the market values of our term loan facility and revolving credit facility were $811.4 million and $46.9 million, respectively. We determine market value using trading prices for our term loan on or near that date.

Interest Rates.  Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate, as defined, and (2) the federal funds rate plus 0.50% or (b) the Eurodollar rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The initial applicable margin for borrowings under the term loan facility and the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to Eurodollar borrowings. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to us attaining certain leverage ratios. We use interest rate swap agreements in an effort to hedge our exposure to fluctuating interest rates related to a portion of our Senior Secured Credit Facility (see Note 11). As of December 31, 2011, our weighted average interest rate for all borrowings under the Senior Secured Credit Facility was 3.30%.

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

Prepayments.  The Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuances or incurrences of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facilities in direct order of maturity. We may voluntarily prepay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs. We are not required to make any prepayments in 2012 related to our 2011 excess cash flow calculation.

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

•                  make certain acquisitions,

•                  engage in certain transactions with affiliates,

•                  restrict the ability of restricted subsidiaries that are not Guarantors to pay dividends or make distributions,

•                  amend material agreements governing our subordinated indebtedness, and

•                  change our lines of business.

In addition, the Senior Secured Credit Facility requires us to maintain a maximum senior secured leverage ratio of 3.25:1 as of the twelve months ended December 31, 2011. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2011, our senior secured leverage ratio was 3.06:1, and we were in compliance with all other applicable covenants.

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

On January 20, 2010, the Issuers issued $100.0 million aggregate principal amount of new 10.875% Notes, pursuant to the 10.875% Indenture that governs our existing 10.875% Notes due 2014. We issued the new 10.875% Notes at a 5.0% premium, resulting in gross proceeds of $105.0 million. We are amortizing the premium over the term of the new 10.875% Notes using the effective interest method, thereby decreasing the reported outstanding balance through the maturity date. Net proceeds from the issuance along with cash on hand, were used to repay $101.5 million of existing term loans under the Senior Secured Credit Facility.

As of December 31, 2011, the market value of the 10.875% Notes was $627.8 million. We determined market value using trading prices for the 10.875% Notes on or near that date.

Optional Redemption.  Under the 10.875% Indenture, beginning on November 15, 2011, the Issuers may redeem some or all of the 10.875% Notes at a redemption price of 105.438% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.719% and 100% of the then outstanding principal balance at November 2012 and November 2013, respectively.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 10.875% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 10.875% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2011, we were in compliance with all applicable covenants.

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

As of December 31, 2011, the market value of the 9.75% Notes was $232.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date.

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

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2011, we were in compliance with all applicable covenants.

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

As of December 31, 2011, the market value of the 7.75% Notes was $237.0 million. We determined market value using trading prices for the 7.75% Notes on or near that date.

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

Covenants.  The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2011, we were in compliance with all applicable covenants.

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

At December 31, 2011, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2012	$8,782
2013	8,782
2014	1,551,465
2015	—
2016	—
Thereafter	600,000
$2,169,029

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2011, in connection with the third amendment to the Senior Secured Credit Facility, we incurred $2.1 million of arrangement and lender consent fees which are included in loss on modification and extinguishment of debt in our consolidated statement of operations.

During the year ended December 31, 2010, we recognized a loss on modification and extinguishment of debt of $19.8 million. This loss includes $13.0 million of premiums, a $4.3 million non-cash write-off of unamortized debt issuance costs, and $1.4 million of fees and expenses associated with the amendment of our Senior Secured Credit Facility, issuance of $300.0 million of 9.75% Notes and redemption of our $200.0 million of 11.75% Notes in October 2010. In addition, this loss includes $1.1 million of arrangement and lender consent fees related to the amendment of our Senior Secured Credit Facility in connection with the issuance of $100.0 million 10.875% Notes in January 2010.

Debt Issuance Costs

As of December 31, 2011 and 2010, we had $34.0 million and $34.1 million, respectively, of unamortized debt issuance costs, which are included in other assets in our consolidated balance sheets. During the year ended December 31, 2011, we capitalized $7.7 million of debt issuance costs incurred in connection with the issuance of the 7.75% Notes in April 2011. During the year ended December 31, 2010, we capitalized $10.3 million of debt issuance costs, in connection with the issuance of $100.0 million of new 10.875% Notes in January 2010, and the issuance of the 9.75% Notes in October 2010.

For each the years ended December 31, 2011 and 2010, amortization of debt issuance costs was $7.7 million, and for the year ended December 31, 2009, amortization of debt issuance costs was $12.7 million. Amortization of debt issuance costs was included in interest expense in our consolidated statements of operations for each of the periods presented.

14.         MEMBERSHIP EQUITY

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

During the year ended December 31, 2011, we paid cash of $2.0 million to our former chief executive officer, upon his retirement, to cancel 355,155 shares of vested Rollover Options held by him. The amount paid represents the excess of the fair market value of the shares over their exercise price. This amount is included as a reduction to member capital in our consolidated balance sheet as of December 31, 2011.

In addition, during the year ended December 31, 2011, DJO sold 192,959 shares of its common stock at $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by another member of senior management. The share purchases were subject to execution of a stockholder agreement including certain rights and restrictions (see Note 18). Net proceeds of $3.2 million from the share purchases were contributed by DJO to us, and are included in member capital in our consolidated balance sheet as of December 31, 2011.

During the year ended December 31, 2010, DJO, sold 93,128 shares of its common stock, subject to a stockholders agreement (See Note 18), at $16.46 per share, in an offering to certain accredited investors comprised of employees, directors and independent sales agents. Net proceeds of $1.5 million from the share purchases were contributed by DJO to us and are included in member capital in our consolidated balance sheet as of December 31, 2011.

The proceeds from the share purchases in the years ended December 31, 2011 and 2010 were used for working capital purposes.

15.         STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock Option Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (the 2007 Plan) under which we are authorized to grant awards of stock, options, and other stock-based awards of shares of Common Stock of DJO, subject to adjustment in certain events. In June 2011, we amended the 2007 Plan to increase the number of shares available to grant from 7,500,000 to 7,925,529.

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

Stock-Based Compensation

During the year ended December 31, 2011, we granted a total of 983,000 options to employees including 800,000 options granted to Michael P. Mogul, our new president and chief executive officer. The weighted average grant date fair value of the options granted was $6.23 per share, for options in the Time-Based Tranche. In addition, during the year ended December 31, 2011, we granted 60,753 restricted shares to Michael P. Mogul. The shares will vest 50% per year on each of the anniversary dates of his employment commencement date, subject to his continued employment through the applicable anniversary dates.

During the year ended December 31, 2010, we granted 645,050 stock options to employees with a weighted average grant date fair value of $6.68 per share, for options in the Time-Based Tranche. In addition, during the year ended December 31, 2010, we granted 24,600 options, to non-employee distributors.

The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes option pricing model for service based awards, and a binomial model for market based awards. In estimating fair value for options issued under the 2007 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified method. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of service based stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	34.0-34.4%	34.2 - 35.8%	34.4 - 34.7%
Risk-free interest rate	1.3-2.1%	2.0 - 3.0%	2.3 - 2.8%
Expected years until exercise	6.4-6.6	6.4 -7.0	5.8 - 6.3
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$149	$50	$167
Operating expenses:
Selling, general and administrative	2,493	1,764	3,062
Research and development	59	74	153
	$2,701	$1,888	$3,382

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

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in selling, general and administrative expense in our consolidated statements of operations.

Included in stock-based compensation expense for the year ended December 31, 2011 is $0.8 million of incremental expense associated with the modification of the terms of options previously granted.

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	7,188,284	$14.77	6.7	$12,221,730
Granted	983,000	$16.46
Exercised	—
Forfeited or expired	(684,199)	$13.57
Outstanding at December 31, 2011	7,487,085	$15.10	5.9	$10,221,968
Exercisable at December 31, 2011	3,491,204	$13.55	4.7	$10,221,968

As of December 31, 2011, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance and market components of the Market Return and Enhanced Market Return Tranches, was $2.3 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately two years. Compensation expense associated with the Market Return and Enhanced Market Return Tranches of options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance and market components are deemed probable.

16.         INCOME TAXES

DJO files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The components of loss from continuing operations before income tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. operations	$(283,137)	$(92,599)	$(76,881)
Foreign operations	17,006	6,669	5,812
	$(266,131)	$(85,930)	$(71,069)

The income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income taxes:
U.S. Federal	$(1,175)	$(305)	$1,144
U.S. State	1,619	1,308	2,321
Foreign	6,019	4,429	(2,147)
Total current income taxes	6,463	5,432	1,318

Deferred income taxes:
U.S. Federal	(54,875)	(28,231)	(19,708)
U.S. State	(2,889)	(8,879)	(8,627)
Foreign	(1,243)	(2,577)	5,339
Total deferred income taxes	(59,007)	(39,687)	(22,996)
Total income tax benefit	$(52,544)	$(34,255)	$(21,678)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to loss from continuing operations before income tax and the income tax benefit recognized in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Benefit derived by applying the U.S. Federal statutory income tax rate to loss from continuing operations before income taxes	$(93,144)	$(30,075)	$(24,874)

Add (deduct) the effect of:
State tax benefit, net	(5,315)	(2,594)	(1,071)
Change in state effective tax rates	—	(2,350)	(3,859)
Change in German tax laws	—	—	(379)
Gain on subsidiary stock sale	—	—	2,609
Unrecognized tax benefits	(344)	706	2,460
Goodwill impairment	39,513	—	—
Valuation allowance	2,100	(470)	519
Foreign exchange gain	—	(37)	1,816
Permanent differences and other, net	4,646	565	1,101
	$(52,544)	$(34,255)	$(21,678)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$149,142	$124,810
Receivables reserve	22,689	25,615
Other	37,702	35,175
Gross deferred tax assets	209,533	185,600
Valuation allowance	(6,163)	(4,664)
Net deferred tax assets	203,370	180,936

Deferred tax liabilities:
Intangible assets	(392,113)	(398,509)
Foreign earnings repatriation	(12,024)	(14,073)
Other	(7,969)	(10,206)
Gross deferred tax liabilities	(412,106)	(422,788)
Net deferred tax liabilities	$(208,736)	$(241,852)

At December 31, 2011, we maintain $625 million of net operating loss carryforwards in the U.S., which expire over a period of one to 20 years. Our European net operating loss carryforwards of $6 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2011 and 2010, we recorded gross deferred tax assets of $209.5 million, and $185.6 million, respectively, which we reduced by valuation allowances of $6.2 million, and $4.7 million, respectively. We have recorded a valuation allowance against certain European and domestic net operating loss carryforwards due to uncertainties regarding our ability to realize these deferred tax assets.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax expense of $1.5 million, $1.1 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, for unrepatriated foreign earnings in those years.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$17,659	$17,495	$14,294
Additions based on tax positions related to current year	777	372	2,660
Additions for tax positions related to prior years	3,097	477	1,114
Reductions for tax positions of prior years	—	—	—
Reduction due to lapse of statute of limitations	(2,065)	(685)	(474)
Reductions for settlements of tax positions	(25)	—	(99)
Balance, end of year	$19,443	$17,659	$17,495

To the extent our gross unrecognized tax benefits are recognized in the future, a reduction of $2.0 million of U.S. Federal tax benefit for related state income tax deductions would result. There is a reasonable possibility that the closing of the IRS appeals process could result in a material reduction to our unrecognized tax benefits within the next twelve months. Due to the fact that the appeals process has not been finalized, the amount of the unrecognized tax benefits that may be reduced cannot be reasonably estimated. We anticipate that approximately $0.8 million of uncertain tax positions related to transfers of intellectual property and $0.6 million of unrecognized tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statute of limitations. The majority of our unrecognized tax benefits will impact the effective tax rate upon recognition; however, $0.5 million related to prior acquisitions will impact other balance sheet accounts due to various indemnification provisions. We recognized interest and penalties of $0.2 million, $0.6 million and $0.5 million in the years ended December 31, 2011, 2010 and 2009, respectively, which was included as a component of income tax benefit in our consolidated statements of operations. As of December 31, 2011 and 2010, we have $2.4 million and $2.2 million, respectively, accrued for interest and penalties.

17.         COMMITMENTS AND CONTINGENCIES

Operating Leases.  We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2011, are as follows (in thousands):

Years Ending December 31,
2012	$11,749
2013	11,036
2014	10,453
2015	7,664
2016	7,201
Thereafter	19,537
$67,640

Rental expense under operating leases totaled $14.3 million, $12.0 million, and $13.4 million for the years ended December 31, 2011, 2010, and 2009 respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 87 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from more than 350 cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 60 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In the past two years, we have entered into settlements with plaintiffs in approximately 60 pain pump lawsuits. Of these, we have settled approximately 34 cases in joint settlements involving our first manufacturer and we have settled approximately 26 cases involving our second manufacturer in which the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but for which we are seeking indemnity for the balance of our costs. As of December 31, 2011, the range of potential loss is not estimable.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers contributed to our defense, but that policy has been exhausted by defense costs and settlements, as has a second policy of that manufacturer. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and is pursuing claims against the manufacturer, its owners and its successor. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information. We disagree with this allegation and are seeking to resolve the issue with this carrier.

Pain Pump-Related HIPAA Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena which was issued by the United States Attorney’s Office for the Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

Pain Pump Investigation — U.S. Attorney’s Office for the Western District of Missouri

In January 2012 the Company became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding the Company’s previous sale and marketing of pain pump devices.  The investigation relates to whether the Company caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. The Company believes that this investigation is related to the investigation by the United States Attorney’s Office for the Central District of California that is described above.  The Company denies that it improperly promoted the pain pump devices and believes that its marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2011, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against our competitor.  A total of 10 of the plaintiffs included in the cases filed against us have been identified as the first “bellwether” cases to be tried, of which four will go to trial in September 2012.  Discovery is proceeding on these bellweather cases.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2011 and June 30, 2012. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to  invasive products (principally our surgical implant products) and $50,000 per claim for claims relating to all other covered products,  with an aggregate self-insured retention of $2 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of the prior policy. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the prior policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage for current and future pain pump claims has a total limit of $105 million (less amounts paid for claims reported to date). Concurrently with the exclusion of our cold therapy products from the current primary products coverage, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011.  This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had total limits of $50 million. We also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $300,000 per claim and an aggregate deductible of $4 million.  We believe we have adequate insurance coverage for our product liability claims.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of DJO’s principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion was denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action and as of December 31, 2011, we cannot estimate a range of potential loss, fines or damages.

18.          RELATED PARTY TRANSACTIONS

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

All parties receiving an award of stock options, including all DJO directors who have been granted options, as well as all purchasers of common stock in DJO’s offerings in the years ended December 31, 2011 and 2010, are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

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

In connection with the DJO Merger, BMP has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the years ended December 31, 2011, 2010 and 2009, we expensed $7.0 million related to the annual monitoring fee, which is recorded as a component of selling, general and administrative expense in the consolidated statements of operations.

Other Related Party Transactions

During the year ended December 31, 2011, in connection with the Dr. Comfort acquisition (see Note 3), we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder, which was recorded as a component of selling, general and administrative expense in the consolidated statement of operations.

19.          SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

During the first quarter of 2011, we changed the name of our Bracing and Supports segment to Bracing and Vascular to reflect the addition of our recent acquisitions, which have increased our focus on the vascular market. This segment also includes the U.S. results of operations attributable to Dr. Comfort, ETI and Circle City, from their respective dates of acquisition (see Note 3). This change had no impact on previously reported segment information.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. The U.S. results of our recent Circle City and ETI acquisitions are included within this segment. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our newly acquired Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medial equipment providers and independent pharmacies.

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

Information regarding our reportable business segments is presented in the table below (in thousands). Segment results exclude the impact of amortization and impairment of goodwill and intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

	Year Ended December 31,
	2011	2010	2009
Net sales:
Bracing and Vascular	$387,928	$311,620	$298,759
Recovery Sciences	342,599	347,139	342,026
International	279,299	244,493	241,464
Surgical Implant	64,944	62,721	63,877
	$1,074,770	$965,973	$946,126

Gross profit:
Bracing and Vascular	$203,217	$170,786	$168,009
Recovery Sciences	258,920	265,196	257,466
International	161,142	143,562	137,142
Surgical Implant	46,860	46,031	49,799
Expenses not allocated to segments and eliminations	(13,507)	(4,872)	(5,009)
	$656,632	$620,703	$607,407

Operating (loss) income:
Bracing and Vascular	$75,095	$68,058	$70,805
Recovery Sciences	93,394	117,656	107,157
International	57,501	56,356	49,051
Surgical Implant	4,323	7,121	12,955
Expenses not allocated to segments and eliminations	(322,578)	(161,311)	(161,111)
	$(92,265)	$87,880	$78,857

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2011	2010	2009

United States	$795,471	$718,601	$704,954
Germany	90,000	74,441	74,185
Other Europe, Middle East, and Africa	109,768	98,502	110,140
Asia Pacific	8,952	20,426	15,541
Other	70,579	54,003	41,306
	$1,074,770	$965,973	$946,126

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2011, 2010 and 2009, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2011	December 31, 2010
United States	$2,353,410	$2,269,213
International	153,351	160,982
	$2,506,761	$2,430,195

20.          UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall.

In addition, during the fourth quarter of fiscal year 2011, we identified and corrected an immaterial error which impacted the consolidated financial statements for the years ended December 31, 2010 and 2009, related to the elimination of intercompany profits on the sale of products between subsidiaries. This error resulted in an overstatement of cost of goods sold of $1.1 million and $3.1 million for the years ended December 31, 2009 and 2010, respectively.

Based on a quantitative and qualitative analysis of the error as required by SAB 108, we determined that correcting the cumulative impact of this error, which decreased cost of goods sold and increased property and equipment by $4.2 million in the fourth quarter of the year ended December 31, 2011, was not material to the results for the year ended December 31, 2011.

In the fourth quarter of 2011, we determined that the carrying value of our Empi and Surgical Implant reporting units was in excess of their estimated fair value. As a result, we recorded an aggregate goodwill impairment charge of $124.1 million.

In addition, during the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value and recorded an impairment charge of $16.9 million.

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	April 2, 2011	July 2, 2011	October 2, 2011	December 31, 2011
Net sales	$249,711	$277,786	$263,118	$284,155
Gross profit	156,555	166,696	155,655	177,726
Operating income (loss)	11,919	7,243	8,889	(120,316)
Net loss	(20,924)	(18,960)	(25,706)	(147,997)
Net loss attributable to DJOFL	(21,239)	(19,255)	(25,764)	(148,211)

	Three months ended
	April 3, 2010	July 3, 2010	October 2, 2010	December 31, 2010
Net sales	$240,076	$242,527	$233,559	$249,811
Gross profit	152,722	157,962	149,412	160,607
Operating income	17,571	15,969	21,445	32,895
Net (loss) income	(33,336)	564	(7,531)	(11,372)
Net (loss) income attributable to DJOFL	(33,658)	243	(7,715)	(11,402)

21.          SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,773	$1,778	$22,617	$1	$38,169
Accounts receivable, net	—	125,097	33,885	—	158,982
Inventories, net	—	97,516	20,719	10,464	128,699
Deferred tax assets, net	—	43,190	268	—	43,458
Prepaid expenses and other current assets	160	15,001	3,186	444	18,791
Total current assets	13,933	282,582	80,675	10,909	388,099
Property and equipment, net	—	94,904	13,070	(866)	107,108
Goodwill	—	1,150,269	107,344	(28,835)	1,228,778
Intangible assets, net	—	1,101,314	31,380	—	1,132,694
Investment in subsidiaries	1,297,699	1,686,366	72,514	(3,056,579)	—
Intercompany receivables	1,138,947	—	—	(1,138,947)	—
Other assets	33,971	2,655	1,557	(2)	38,181
Total assets	$2,484,550	$4,318,090	$306,540	$(4,214,320)	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$47,049	$10,872	$5	$57,926
Current portion of debt and capital lease obligations	8,782	38	—	—	8,820
Other current liabilities	20,864	56,509	24,805	521	102,699
Total current liabilities	29,646	103,596	35,677	526	169,445
Long-term debt and capital leases obligations	2,159,091	—	—	—	2,159,091
Deferred tax liabilities, net	—	242,237	9,957	—	252,194
Intercompany payables, net	—	996,889	142,058	(1,138,947)	—
Other long-term liabilities	—	14,689	1,485	—	16,174
Total liabilities	2,188,737	1,357,411	189,177	(1,138,421)	2,596,904
Noncontrolling interests	—	—	2,143	—	2,143
Total membership equity	295,813	2,960,679	115,220	(3,075,899)	295,813
Total liabilities and equity	$2,484,550	$4,318,090	$306,540	$(4,214,320)	$2,894,860

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$893,036	$263,908	$(82,174)	$1,074,770
Cost of sales (exclusive of amortization of intangible assets of $38,668)	—	360,601	168,307	(110,770)	418,138
Gross profit	—	532,435	95,601	28,596	656,632
Operating expenses:
Selling, general and administrative	—	394,588	92,496	—	487,084
Research and development	—	23,050	3,800	—	26,850
Amortization of intangible assets	—	89,637	4,320	—	93,957
Impairment of goodwill and intangible assets	—	141,006	—	—	141,006
	—	648,281	100,616	—	748,897
Operating (loss) income	—	(115,846)	(5,015)	28,596	(92,265)

Other income (expense):
Interest expense	(169,117)	(22)	(193)	—	(169,332)
Interest income	14	127	204	—	345
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income (expense), net	—	986	(3,745)	(55)	(2,814)
Intercompany income (expense), net	10,625	18,126	(18,381)	(10,370)	—
Equity in loss of subsidiaries, net	(53,926)	—	—	53,926	—
	(214,469)	19,217	(22,115)	43,501	(173,866)
(Loss) income before income taxes	(214,469)	(96,629)	(27,130)	72,097	(266,131)
Income tax benefit (provision)	—	57,173	4,775	(146)	52,544
Net (loss) income	(214,469)	(39,456)	(31,905)	72,243	(213,587)
Net income attributable to noncontrolling interests	—	—	(882)	—	(882)
Net income (loss) attributable to DJOFL	$(214,469)	$(39,456)	$(32,787)	$72,243	$(214,469)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(214,469)	$(39,456)	$(31,905)	$72,243	$(213,587)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	23,231	5,083	(1,020)	27,294
Amortization of intangible assets	—	89,637	4,320	—	93,957
Amortization of debt issuance costs and non-cash interest expense	8,476	—	—	—	8,476
Stock-based compensation expense	—	2,701	—	—	2,701
Loss on disposal of assets, net	—	7,434	438	(3,487)	4,385
Impairment of goodwill and intangible assets	—	141,006	—	—	141,006
Deferred income tax (benefit) expense	(2,599)	(56,651)	(1,224)	(146)	(60,620)
Equity in loss of subsidiaries, net	53,926	—	—	(53,926)	—
Provision for doubtful accounts and sales returns	—	31,000	673	—	31,673
Inventory reserves	—	6,798	908	—	7,706
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(30,398)	(1,833)	—	(32,231)
Inventories	—	(7,631)	6,402	(11,961)	(13,190)
Prepaid expenses and other assets	(17)	7,351	(1,090)	2,191	8,435
Accounts payable and other current liabilities	5,336	3,877	13,062	(4,675)	17,602
Net cash provided by (used in) operating activities	(149,347)	178,899	(5,166)	(781)	23,605

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(33,673)	(5,536)	(188)	(39,397)
Other investing activities, net	—	(1,603)	7	—	(1,596)
Net cash used in investing activities	—	(352,945)	(5,529)	(188)	(358,662)
	—
Cash Flows From Financing Activities:
Intercompany	(191,181)	177,245	12,966	970	—
Proceeds from issuance of debt	439,000	—	—	—	439,000
Repayments of debt and capital lease obligations	(96,782)	(42)	(2)	—	(96,826)
Payment of debt issuance costs	(7,694)	—	—	—	(7,694)
Investment by parent	3,176	—	—	—	3,176
Cancellation of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,366)	—	(1,366)
Net cash provided by (used in) financing activities	146,519	175,203	11,598	970	334,290
Effect of exchange rate changes on cash and cash equivalents	—	—	804	—	804
Net increase (decrease) in cash and cash equivalents	(2,828)	1,157	1,707	1	37
Cash and cash equivalents, beginning of year	16,601	621	20,910	—	38,132
Cash and cash equivalents, end of year	$13,773	$1,778	$22,617	$1	$38,169

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,601	$621	$20,910	$—	$38,132
Accounts receivable, net	—	112,250	33,273	—	145,523
Inventories, net	—	75,929	29,611	(11,080)	94,460
Deferred tax assets, net	—	47,805	402	(146)	48,061
Prepaid expenses and other current assets	162	18,199	2,418	2,640	23,419
Total current assets	16,763	254,804	86,614	(8,586)	349,595
Property and equipment, net	—	85,856	13,357	(5,553)	93,660
Goodwill	—	1,108,703	109,693	(29,509)	1,188,887
Intangible assets, net	—	1,074,388	36,453	—	1,110,841
Investment in subsidiaries	1,296,776	1,663,969	127,148	(3,087,893)	—
Intercompany receivables	1,003,751	—	—	(1,003,751)	—
Other assets	34,115	1,177	1,479	36	36,807
Total assets	$2,351,405	$4,188,897	$374,744	$(4,135,256)	$2,779,790

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$40,893	$8,054	$—	$48,947
Current portion of debt and capital lease obligations	8,782	39	—	—	8,821
Other current liabilities	22,234	52,150	20,263	2,640	97,287
Total current liabilities	31,016	93,082	28,317	2,640	155,055
Long-term debt and capital leases obligations	1,816,250	41	—	—	1,816,291
Deferred tax liabilities, net	—	277,135	11,657	1,121	289,913
Intercompany payables, net	—	825,647	178,104	(1,003,751)	—
Other long-term liabilities	—	10,160	1,552	—	11,712
Total liabilities	1,847,266	1,206,065	219,630	(999,990)	2,272,971
Noncontrolling interests	—	—	2,680	—	2,680
Total membership equity	504,139	2,982,832	152,434	(3,135,266)	504,139
Total liabilities and equity	$2,351,405	$4,188,897	$374,744	$(4,135,256)	$2,779,790

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$830,186	$276,295	$(140,508)	$965,973
Cost of sales (exclusive of amortization of intangible assets of $36,343)	—	304,206	177,592	(136,528)	345,270
Gross profit	—	525,980	98,703	(3,980)	620,703
Operating expenses:
Selling, general and administrative	—	353,854	79,554	—	433,408
Research and development	—	18,062	3,830	—	21,892
Amortization of intangible assets	—	73,560	3,963	—	77,523
	—	445,476	87,347	—	532,823
Operating income	—	80,504	11,356	(3,980)	87,880

Other income (expense):
Interest expense	(154,823)	(51)	(307)	—	(155,181)
Interest income	9	191	110	—	310
Loss on modification and extinguishment of debt	(19,798)	—	—	—	(19,798)
Other income (expense), net	—	2,567	(1,708)	—	859
Intercompany income (expense), net	75,099	(34,980)	2,302	(42,421)	—
Equity in income of subsidiaries, net	46,981	—	—	(46,981)	—
	(52,532)	(32,273)	397	(89,402)	(173,810)
(Loss) income before income taxes	(52,532)	48,231	11,753	(93,382)	(85,930)
Income tax benefit (provision)	—	39,791	(5,536)	—	34,255
Net (loss) income	(52,532)	88,022	6,217	(93,382)	(51,675)
Net income attributable to noncontrolling interests	—	—	(857)	—	(857)
Net (loss) income attributable to DJOFL	$(52,532)	$88,022	$5,360	$(93,382)	$(52,532)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(52,532)	$88,022	$6,217	$(93,382)	$(51,675)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	21,403	4,713	(120)	25,996
Amortization of intangible assets	—	73,560	3,963	—	77,523
Amortization of debt issuance costs and non-cash interest expense	13,272	—	—	—	13,272
Stock-based compensation expense	—	1,888	—	—	1,888
Loss on disposal of assets, net	—	1,918	551	(402)	2,067
Deferred income tax (benefit) expense	—	(85,634)	45,947	—	(39,687)
Equity in income of subsidiaries, net	(46,981)	—	—	46,981	—
Provision for doubtful accounts and sales returns	—	31,918	1,159	—	33,077
Inventory reserves	—	5,890	706	—	6,596
Loss on modification and extinguishment of debt	19,798	—	—	—	19,798
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(31,619)	(1,486)	—	(33,105)
Inventories	—	(4,081)	(7,449)	(2,378)	(13,908)
Prepaid expenses and other assets	—	25,457	(30,294)	—	(4,837)
Accounts payable and other current liabilities	(12,653)	101	1,141	—	(11,411)
Net cash (used in) provided by operating activities	(79,096)	128,823	25,168	(49,301)	25,594

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(26,111)	(4,233)	3,097	(27,247)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,045)	—	—	(2,045)
Other investing activities, net	—	1,180	(2,083)	—	(903)
Net cash used in investing activities	—	(26,976)	(6,316)	3,097	(30,195)

Cash Flows From Financing Activities:
Intercompany	85,871	(102,826)	(29,249)	46,204	—
Proceeds from issuance of debt	447,000	—	130	—	447,130
Repayments of debt and capital lease obligations	(433,891)	(17,278)	13,802	—	(437,367)
Payment of debt issuance costs	(10,282)	—	—	—	(10,282)
Investment by parent	—	1,489	—	—	1,489
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(557)	—	(557)
Net cash provided by (used in) financing activities	88,698	(118,615)	(15,874)	46,204	413
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,291)	—	(2,291)
Net increase (decrease) in cash and cash equivalents	9,602	(16,768)	687	—	(6,479)
Cash and cash equivalents, beginning of year	6,999	17,389	20,223	—	44,611
Cash and cash equivalents, end of year	$16,601	$621	$20,910	$—	$38,132

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$804,912	$268,644	$(127,430)	$946,126
Cost of sales (exclusive of amortization of intangible assets of $37,884)	—	290,097	175,464	(126,842)	338,719
Gross profit	—	514,815	93,180	(588)	607,407

Operating expenses:
Selling, general and administrative	—	343,574	76,201	983	420,758
Research and development	—	20,712	2,828	—	23,540
Amortization of intangible assets	—	74,433	2,821	—	77,254
Impairment of intangible assets	—	6,998	—	—	6,998
	—	445,717	81,850	983	528,550
Operating income	—	69,098	11,330	(1,571)	78,857

Other income (expense):
Interest expense	(156,228)	(635)	(169)	—	(157,032)
Interest income	7	677	349		1,033
Other income, net	—	4,817	1,256	—	6,073
Intercompany income (expense), net	131,911	38,335	(2,778)	(167,468)	—
Equity in loss of subsidiaries, net	(26,123)	—	—	26,123	—
	(50,433)	43,194	(1,342)	(141,345)	(149,926)
(Loss) income from continuing operations before income taxes	(50,433)	112,292	9,988	(142,916)	(71,069)
Income tax benefit	—	23,555	1,876	(3,753)	21,678
(Loss) income from continuing operations	(50,433)	135,847	11,864	(146,669)	(49,391)
Loss from discontinued operations, net	—	(319)	—	—	(319)
Net (loss) income	(50,433)	135,528	11,864	(146,669)	(49,710)
Net income attributable to noncontrolling interests	—	—	(723)	—	(723)
Net (loss) income attributable to DJOFL	$(50,433)	$135,528	$11,141	$(146,669)	$(50,433)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(50,433)	$135,528	$11,864	$(146,669)	$(49,710)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	23,400	4,992	(496)	27,896
Amortization of intangible assets	—	74,433	2,821	—	77,254
Amortization of debt issuance costs and non-cash interest expense	12,679	—	—	—	12,679
Stock-based compensation expense	—	3,382	—	—	3,382
Loss on disposal of assets, net	—	455	651	(142)	964
Impairment of intangible assets	—	6,998	—	—	6,998
Deferred income tax benefit	—	(26,474)	(3,228)	6,012	(23,690)
Equity in loss of subsidiaries, net	26,123	—	—	(26,123)	—
Provision for doubtful accounts and sales returns	—	34,175	729	—	34,904
Inventory reserves	—	6,894	568	—	7,462
Gain on sales of product lines	—	(3,058)	—	—	(3,058)
Gain on disposal of discontinued operations	—	(496)	—	103	(393)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(17,962)	2,806	—	(15,156)
Inventories	—	(3,958)	(705)	2,795	(1,868)
Prepaid expenses and other assets	141	17,353	(13,718)	(338)	3,438
Accounts payable and other current liabilities	(2,962)	(6,143)	(4,456)	253	(13,308)
Net cash provided by (used in) operating activities	(14,452)	244,527	2,324	(164,605)	67,794

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(24,601)	(5,961)	1,690	(28,872)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,580)	(10,506)	—	(13,086)
Proceeds received upon disposition of discontinued operations, net	—	21,846	—	—	21,846
Other investing activities, net	—	4,112	—	—	4,112
Net cash used in investing activities	—	(1,223)	(16,467)	1,690	(16,000)

Cash Flows From Financing Activities:
Intercompany	56,101	(240,224)	21,208	162,915	—
Proceeds from issuance of debt	68,000	12	248	—	68,260
Repayments of debt and capital lease obligations	(102,650)	(76)	(795)	—	(103,521)
Net cash provided by (used in) financing activities	21,451	(240,288)	20,661	162,915	(35,261)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,405)	—	(2,405)
Net increase in cash and cash equivalents	6,999	3,016	4,113	—	14,128
Cash and cash equivalents, beginning of year	—	14,373	16,110	—	30,483
Cash and cash equivalents, end of year	$6,999	$17,389	$20,223	$—	$44,611

22.          SUBSEQUENT EVENTS

On January 5, 2012, DJO announced that Mike S. Zafirovski had been elected to the Board of Directors as a member and as non-executive Chairman of the Board.  In connection with his election to the Board of Directors, on January 5, 2012, the Compensation Committee granted Mr. Zafirovski the right to purchase 60,753 shares of the Company’s stock at a price of $16.46 per share, subject to execution of a stockholder agreement including certain rights and restrictions (see Note 18). Mr. Zafirovski purchased such shares on January 10, 2012, and the proceeds were contributed by DJO to us and will be used for working capital purposes.

In addition, on January 5, 2012, the Compensation Committee granted Mr. Zafirovski options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2011, to accomplish their objectives at the reasonable assurance level.

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

Except for those changes made in connection with the new ERP system, there were no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

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

Name	Age	Position
Michael P. Mogul	46	President, Chief Executive Officer and Director; Manager of DJOFL
Vickie L. Capps	50	Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL
Donald M. Roberts	63	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Thomas A. Capizzi	53	Executive Vice President, Global Human Resources
Stephen J. Murphy	47	Executive Vice President, Sales and Marketing, International Commercial Businesses
Mike S. Zafirovski	58	Chairman of the Board
Leslie H. Cross	61	Director
Chinh E. Chu	45	Director
Julia Kahr	33	Director
Sidney Braginsky	74	Director
Bruce McEvoy	34	Director
Phillip J. Hildebrand	59	Director
John R. Murphy	61	Director
Paul LaViolette	54	Director

Michael P. Mogul—President, Chief Executive Officer and Director. Mr. Mogul was appointed President, Chief Executive Officer and Director of DJO and Manager of DJOFL in June 2011. Prior to joining DJO, Mr. Mogul served as President and subsequently Group President of Orthopaedics for Stryker Corp. from 2005 until his transition to DJO in 2011. Prior to that, he served as Managing Director of Stryker Germany, Austria and Switzerland, where he led the rebuilding of those organizations following the Howmedica acquisition. From 1994 to 2000, he served as Vice President, Sales for the Osteonics Division of Stryker, where he led the successful integration of the U.S. Osteonics and Howmedica sales teams. Mr. Mogul served as General Manager of the Osteonics Instrument Business Unit, Assistant to the Chairman and Regional Sales Manager of Stryker Instruments. He joined Stryker in 1989 as Sales Representative for Stryker Instruments after starting his career in 1986 as an Account Manager for NCR Corp. Mr. Mogul received a Bachelor of Science Degree from the University of Colorado and has attended the Advanced Management Program at the Harvard Business School.

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

Thomas A. Capizzi—Executive Vice President, Global Human Resources.  Mr. Capizzi was appointed Executive Vice President, Global Human Resources of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Capizzi served as Senior Vice President, Human Resources of DJO Opco since July 2007. From 2001 to July 2007, Mr. Capizzi served as Vice President, Worldwide Human Resources & Administration for Magellan GPS, a Consumer Electronics Company. Previous to that, from 1999 to 2001, he was Vice President, HR, Chief Administrative Officer for PCTEL a publicly held Telecommunications and Modem Technology Company. From 1997 to 1999 he served as Corporate Vice President, Human Resources for McKesson, a Medical Distribution and Pharmaceutical Solution company. Mr. Capizzi has held various other Human Resources Management positions in companies such as Charles Schwab, Genentech, PepsiCo and The Hertz Corporation. Mr. Capizzi brings well over 25 years of Human Resources experience. Mr. Capizzi received his undergraduate degree in Psychology and Philosophy from Cathedral College/St. John ‘s University and his post graduate work in Organizational Development from the New School.

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

Mike S. Zafirovski—Chairman of the Board. Mr. Zafirovski became one of DJO’s directors and was named as non-executive Chairman of the Board of DJO in January 2012.  Mr. Zafirovski is currently a Senior Advisor to The Blackstone Group, L.P., an affiliate of DJO’s primary shareholder.  He served as Director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009. Previously, Mr. Zafirovski was Director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to and a director of Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas, his most recent being President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski also serves on the boards of the Boeing Company and Apria Healthcare Group Inc.

Leslie H. Cross—Director. Mr. Cross served as Chief Executive Officer of DJO and DJOFL and one of DJO’s directors since the effective date of the DJO Merger in November 2007 until June 2011. Prior to the DJO Merger, Mr. Cross was the Chief Executive Officer and President and a member of the board of directors of DJO Opco since August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., from June 1999 until November 2001, and has served as President of DJO, LLC, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc., since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross currently is Chairman of the Board of Alphatec Holding, Inc., a public company and parent of Alphatec Spine.

Chinh E. Chu—Director.  Mr. Chu became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group L.P. in November 2006, and became Chairman of the Board in January 2009. He served as Chairman of the Board until the appointment of Leslie H. Cross as Chairman of the Board in June 2011. Mr. Chu is a senior managing director of The Blackstone Group. An affiliate of The Blackstone Group owns substantially all of the capital stock of DJO. Since joining Blackstone in 1990, Mr. Chu has led the execution of The Blackstone Group’s investments in Healthmarkets, Inc., SunGuard Data Systems Inc., Nalco, Celanese, Nycomed and LIFFE. He has also been involved in the execution of Blackstone’s investments in Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining The Blackstone Group, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu currently serves on the boards of directors of Catalent, SunGard Data Systems Inc., Healthmarkets, Inc, Bayview Financial Holdings, Bank United Financial Corporation and Freescale Semiconductor. Mr. Chu was formerly a director of Celanese Corporation, Graham Packaging, Financial Guaranty Insurance Company and Nalco Holding Company.

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

John R. Murphy—Director. Mr. Murphy became one of DJO’s directors and was named as Chairman of the Audit Committee in January, 2012. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc.  Mr. Murphy was elected as a director and audit committee member of Graham Packaging in February 2011. Graham Packaging was subsequently sold in September 2011. He was Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010, and prior thereto from 1998 to 2008 he served in various senior management roles, including Chief Financial Officer and Chief Operating Officer and ending as President and Chief Executive Officer of Accuride Corporation. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009, and emerged in 2010.  In February 2012, Mr. Murphy was elected as a director and Audit Committee Chairman of Summit Materials, LLC.

Sidney Braginsky—Director.  Mr. Braginsky became one of DJO’s directors in December 2006. Mr. Braginsky has been President, Chief Executive Officer and Chairman of the Board of Atropos Technology, LLC since July 2000. Mr. Braginsky also serves a director of Double D (Devices and Diagnostics), a Venture Capital Fund and is Chairman and CEO of Digilab LLC, a molecular spectroscopy division acquired by Atropos in 2001. Double D and Digilab LLC are both affiliated with Atropos Technology, LLC. Before joining Atropos, Mr. Braginsky served as President of Olympus America, Inc. where he built a large business focused on optical products. Prior to Olympus America, Mr. Braginsky served as President and Chief Operating Officer of Mediscience Technology Corp., a designer and developer of diagnostic medical devices for cancer detection. Mr. Braginsky currently serves on the board of directors and audit committees of MELA Sciences, Inc (formerly Electro-Optical Sciences, Inc.), Invendo Medical GmbH and Endogene Pty., Ltd. Mr. Braginsky formerly served on the board of directors of Diomed Holdings, Inc., Geneva Acquisition Corp, and Noven Pharmaceuticals, Inc.

Phillip J. Hildebrand — Director.  Mr. Hildebrand became one of DJO’s directors in December 2008. Until April 2011, Mr. Hildebrand served as President and Chief Executive Officer of HealthMarkets, Inc., a company in which affiliates of The Blackstone Group L.P. own a 55.6% equity interest. Mr. Hildebrand serves as non-executive Chairman of HealthMarkets.  Until April 2011, Mr. Hildebrand was also Chairman, President and Chief Executive Officer of The MEGA Life and Health Insurance Company, Mid-West National Life Insurance Company of Tennessee, The Chesapeake Life Insurance Company, Fidelity First Insurance Company and Insphere Insurance Solutions, Inc. Before joining HealthMarkets, Mr. Hildebrand served in several senior management positions during his 33 years at the New York Life Insurance Company, retiring in 2008 as Vice Chairman.

Paul LaViolette — Director.  Mr. LaViolette became one of DJO’s directors in January 2009. Mr. LaViolette is a Partner with SV Life Sciences, a capital advisor and manager in the human life sciences sector. Mr. LaViolette served as Chief Operating Officer of Boston Scientific Corporation, a worldwide leader in less invasive medical devices, from 2004 until the end of 2008. Prior to 2004, Mr. LaViolette held marketing and general management positions at CR Bard, and various marketing roles at The Kendall Company, at that time a subsidiary of Colgate Palmolive. He currently serves on the boards of directors of the following public companies: TranS1, Inc., Thoratec Corp., and Conceptus Incorporated. He also serves on the board of directors for the following privately-held companies: Cameron Health Inc., DirectFlow Medical, Inc., DC Devices, Inc., ValenTx Inc.,  CardioFocus, Inc., Transenterix, Inc., CSA Medical, Inc. and Cardiokinetix Inc. He previously served on the board of directors and on the Executive Committee of the Advanced Medical Technology Association (ADVAMED), the world’s largest medical technology association as well as on the boards of directors of Urologix, Inc. and Percutaneous Valve Technologies, Inc.

CORPORATE GOVERNANCE MATTERS

Background and Experience of Directors.  When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board of Directors to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board of Directors considered the following important characteristics: (i) Mr. Chu, Ms. Kahr and Mr. McEvoy are representatives appointed by The Blackstone Group L.P., an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Our Chief Executive Officer, has extensive experience in the orthopedic device industry and in executive management (iii) Our Chairman of the Board has significant experience as a CEO, COO and other senior management positions with large multi-national companies; and (iv) Our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries: Specifically Mr. Zafirovski brings extensive financial management and board experience; Mr. Cross is the former CEO of DJO and DJO Opco and has board experience with other companies; Mr. Murphy, is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience in various senior financial management and board positions; Mr. Braginsky, brings both financial and management experience in a diverse range of businesses, as well as audit and board service; Mr. Hildebrand, brings extensive management and board level experience in the healthcare and insurance industries; and Mr. LaViolette, brings extensive experience from management positions in life sciences, medical device and related businesses, as well as service on the board of public and private companies and on the board of ADVAMED, the world’s largest medical technology association.

In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business. In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as Director, President and Chief Executive Officer, and subsidiary companies filed for bankruptcy protection in the United States, Canada and Europe. Mr. Zafirovski resigned from Nortel on August 9, 2009. In October 2009, Accuride Corporation, for which Mr. Murphy served in various senior management roles, including as Chief Financial Officer, President and Chief Executive Officer, filed for bankruptcy protection in the United States. Mr. Murphy resigned from Accuride in September 2008.  The Board has concluded that neither of these events impair either Mr. Zafirovski’s or Mr. Murphy’s ability to serve as a director.

Board Leadership Structure.  Mr. Chu served as Chairman of the Board from January 2009 until the appointment of Mr. Cross as Chairman upon his retirement in June 2011. Mr. Cross served as Chairman until December 30, 2011.  Effective January 5, 2012, the Board of Directors elected Mr. Zafirovski as a member of the Board and as non-executive Chairman of the Board. The Chief Executive Officer position is and will remain separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate for a company of the size and nature of DJO.

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

Audit Committee.  Our Audit Committee consists of four appointed Directors, Mr. Murphy (Chairman), Mr. Braginsky, Ms. Kahr and Mr. McEvoy. As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Messrs. Murphy and Braginsky each meet the definition of an independent director under the Rules of the New York Stock Exchange. Our Board of Directors has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board of Directors also believes that the other members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

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

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (CEO) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock option plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met five times during 2011. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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

The Elements of Our Executive Compensation Program

The elements of our executive compensation program are as follows:

•                  Base salary,

•                  Annual and quarterly cash incentive compensation (performance-based bonuses, with bonus of up to 70% of base salary for the executive officers (other than the CEO) for achieving target goals and with a supplemental bonus of up to the same percentage of base salary for achieving enhanced goals and a target bonus of 100% of base salary for the CEO with a supplemental bonus of up to 50% of his base salary),

•                  Equity-based awards (stock options),

•                  Retention and severance agreements where appropriate, and

•                  Other benefits.

Base Salary.

Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries, the nature of the position, the contribution and experience of the officers and the length of service. In connection with the hiring of Mr. Mogul as CEO in June 2011, we entered into an employment agreement with Mr. Mogul which provides for payment of an annual base salary of $750,000. See “Employment Agreement with CEO” below.

Annual and Quarterly Cash Incentive Compensation.

Performance-based cash incentive compensation is provided to motivate our executive officers for each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past four years, the Compensation Committee has adopted annual bonus plans which have several basic features which have carried over from year to year, with some modifications and the establishment of specific financial targets for each year.

In February 2011, the Compensation Committee approved the management incentive bonus plan for 2011 (2011 Bonus Plan) for the executive officers of the Company other than for Mr. Cross. Pursuant to his Director Arrangement, Seperation Agreement and General Release, Mr. Cross was paid a monthly payment until July 13, 2011 consisting of one-twelfth of his base salary, plus one twelfth of his target bonus (80% of his base salary), The 2011 Bonus Plan was based upon the structure of the bonus plans that were approved for 2008-2010. Under the 2011 Bonus Plan, each executive officer (other than the CEO) had an opportunity to earn up to 70% of such executive’s annual base salary as a target bonus (Target Bonus), with 50% of the Target Bonus earned based on the Company’s achievement of certain quarterly financial results and the remaining 50% earned based on the Company’s overall 2011 financial results. The portion of the bonus that could be earned in each of the fiscal quarters was divided equally among the four quarters. The 2011 Bonus Plan contained quarterly and annual revenue goals that determined whether 50% of the Target Bonus was earned and quarterly and annual Adjusted EBITDA goals that determined whether the remaining 50% of the Target Bonus was earned. At the end of each quarter and the full year, the bonus opportunity was determined based on whether the applicable financial targets were met, and if one or more such targets were met, the applicable portion of the target bonus would be paid. The Compensation Committee retains the discretion to reduce an executive’s bonus if the executive fails to achieve individual performance goals.

The Compensation Committee selected revenue and Adjusted EBITDA as the relevant company-wide performance criteria for the bonus plans because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2011 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our Senior Secured Credit Facility, excluding forward cost savings as determined by the Board of Directors.

The 2011 Bonus Plan provided for the payment of as little as 60% of the Target Bonus if the Company’s financial performance fell short of the applicable target by less than 2.0% for revenue and 2.0% for Adjusted EBITDA (Threshold Bonus). Likewise, the 2011 Plan provided for the payment of an additional supplemental bonus (Supplemental Bonus) of up to 60% of base salary if the Company’s financial performance exceeded the applicable target by up to 2.0% of revenue and 2.0% of Adjusted EBITDA. As with prior bonus plans, the effects of foreign currency translation were excluded from the financial calculations under the 2011 Bonus Plan. In establishing the specific financial performance goals for the 2011 Bonus Plan, the Compensation Committee set the annual revenue and Adjusted EBITDA targets to reflect growth over 2010 of 5.5% and 3.2%, respectively. Following the acquisition of Dr. Comfort in April 2011, the Compensation Committee revised the revenue and Adjusted EBITDA targets to reflect growth of 2011 revenue and Adjusted EBITDA over pro forma revenue and Adjusted EBITDA as if the acquisitions had been completed on January 1, 2010. As a result of the Company’s financial performance in 2011, the adjusted targets for annual revenue and annual Adjusted EBITDA were not met and no annual bonuses were awarded. Based on the quarterly results in 2011, a full quarterly bonus was earned on both the revenue and Adjusted EBITDA targets in the first quarter of 2011 and no quarterly bonuses were earned in the second, third, or fourth quarter of 2011.

Pursuant to the terms of his Employment Agreement, Mr. Mogul was paid an annual bonus of $652,000 for 2011 in lieu of the annual performance-based incentive plan described above. In addition to the other compensation terms described below, Mr. Mogul’s Employment Agreement provides that for each full fiscal year during the term of his Employment Agreement beginning in 2012, Mr. Mogul will be eligible to earn an annual target bonus of 100% of his base salary based on achievement of the same quarterly and annual revenue and Adjusted EBITDA targets as are established each year for the Company’s management incentive bonus plan. Mr. Mogul is also eligible for an additional annual bonus of up to 50% of his base salary upon achievement of the same performance criteria for the Supplemental Bonus.

On January 6, 2012, the Compensation Committee approved the management incentive bonus plan for 2012 (2012 Bonus Plan) for the executive officers of the Company other than the CEO. The Target Bonus percentages remained at 70% of base salary for the executive officers other than the CEO.  As with the 2011 Bonus Plan, 50% of the Target Bonus is based on meeting revenue targets and 50% of the Target Bonus is based on meeting Adjusted EBITDA targets. The revenue and Adjusted EBITDA performance metrics for the 2012 Bonus Plan reflect the Compensation Committee’s desire to focus management exclusively on growth in revenue and Adjusted EBITDA. As with the 2011 Bonus Plan, 50% of the Target Bonus will be based on full-year performance and 50% on quarterly performance, with each quarter representing 25% of the quarterly bonus opportunity. A minimum bonus of 25% of the Target Bonus can be earned if the Company’s financial performance falls short of the applicable targets by less than 3.0% for revenue and 3.0% for Adjusted EBITDA. As with prior bonus plans, the 2012 Plan provides for a Supplemental Bonus for the full year only pursuant to which the executive officers may earn an additional bonus of up to 100% of their applicable Target Bonus if the Company’s financial performance exceeds the applicable target by up to 103% for revenue and 103% for Adjusted EBITDA.

Equity Compensation Awards.

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and distributor-principals. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. In June 2011, DJO’s Board and majority shareholder approved an amendment to the 2007 Plan to increase the number of shares available for equity awards from 7,500,000 to 7,925,529. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options.

The initial options granted under the 2007 Plan provided that one-third of the stock options would vest over a five year period contingent solely upon the optionee’s continued employment with us, with the remaining two-thirds of the options based on achievement of pre-determined performance targets over a five year period, consisting of Adjusted EBITDA and free cash flow metrics. As described below, amendments in March 2009, March 2010 and June 2011 to the options granted in 2008, 2009 and 2010, have replaced the original financial performance vesting metrics with metrics based upon the achievement of a minimum return of money on invested capital (MOIC), by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock.

2008 Option Grants. In February 2008, we granted options for a total of 1,459,812 shares (2008 Options) under the 2007 Plan to Messrs. Cross, Faulstick and Roberts and to Ms. Capps. The 2008 Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. As a result of the several option amendments referred to above, the 2008 options vest in accordance with the following schedule: (a) one-third of each stock option grant (Time-Based Tranche) vests in increments at the end of each calendar year after the grant date if the optionee remains employed with us or any of our subsidiaries as of each vesting date, (b) one-third of each stock option grant vests upon achievement of a specified MOIC to be achieved by Blackstone following the sale of all or a portion of its shares of DJO capital stock (the Market Return Tranche) and (c) one-third of each stock option grant vests upon achievement of a greater MOIC by Blackstone following the sale of all or a portion of its shares of DJO capital stock (the Enhanced Market Return Tranche). The MOIC conditions are required to be achieved or none of the options in the Market Return or the Enhanced Market Return Tranche will vest.

In March 2009, we granted options for 44,228, 33,202 and 22,114 shares under the 2007 Plan to Messrs. Faulstick, Roberts and Murphy respectively (2009 Options). These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. As with the 2008 Options, following the option amendments described above one-third of each option grant consists of a five year vesting Time-Based Tranche, a Market Return Tranche and an Enhanced Market Return Tranche.

In October 2009, we granted options for 200,000 shares under the 2007 Plan to Mr. Holman in connection with his hiring as Executive Vice President, Sales and Marketing, U.S. Commercial Businesses. These options contained the same terms as the 2009 Options, except that the Time-Based Tranche would vest on the anniversary of the grant date. As a result of the Company’s termination of Mr. Holman’s employment in September 2011, the unvested portion of the Time-Based Tranche was forfeited upon his termination, the vested portion of his options expired 90 days after his termination, and the unvested portion of the Market Return Tranche and the Enhanced Market Return Tranche will terminate in September 2012 unless a vesting event has occurred, in which case these options will terminate 90 days after vesting.

In connection with the hiring of Mr. Mogul as CEO in June 2011, we granted options to Mr. Mogul to purchase 800,000 shares under the 2007 Plan.  The options were granted at an exercise price of $16.46.  One-third of these options will vest in equal annual installments over four years, contingent on Mr. Mogul’s continued employment through each vesting date.  The other two-thirds of the stock options will vest based upon Blackstone achieving the same minimum MOIC levels included in the outstanding options described in the preceding paragraph.

2012 Amendments to Plan and Option Grants.  On February 16, 2012, DJO’s Board and majority shareholder approved an amendment to the 2007 Plan to increase the number of shares of DJO common stock available for award under the 2007 Plan by 2,650,000 (from 7,925,529 to 10,575,529). On February 16, 2012, the Compensation Committee approved the grant of options under the 2007 Plan to key members of management, including a grant of 100,000 options to each of Ms. Capps, Mr. Roberts and Mr. Murphy.  These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share.  The 2012 Options will vest in four equal installments for 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board of Directors. In the event that Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not vest for such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA achieved over such four period equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In the event that Blackstone meets its 2.25x MOIC target during the four year vesting period under the options, any unvested installments from prior years and all installments for future years shall thereupon vest.

Change in Control Provisions in Option Awards.  All options granted under the 2007 Plan prior to 2012 contain change-in-control provisions that cause the options in the Time-Based Tranche to become immediately vested and exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. These change-in-control provisions will not result in accelerated vesting of the Market Return Tranche or the Enhanced Market Return Tranche, the vesting of which require the achievement of the MOIC target following a liquidation by Blackstone of all or a portion of its equity investment in DJO.

Management Rollover Options.  In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase an aggregate of 1,912,577 shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options. During the year ended December 31, 2011, in connection with Mr. Cross’s retirement, we cancelled 355,155 of his DJO Management Rollover Options. As of December 31, 2011, there were 1,557,422 DJO Management Rollover Options outstanding.

Employment Agreement with CEO.

On May 31, 2011, we entered into an Employment Agreement with Mr. Mogul, pursuant to which he will be entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary with a maximum bonus of 150% of his base salary, contingent on his achieving target and maximum performance objectives established by the Company’s Board of Directors.  For the 2011 fiscal year, Mr. Mogul’s annual bonus was set at $652,000 in lieu of the foregoing formulaic bonus. The Employment Agreement has a four year term, with automatic one-year extensions unless prior notice of termination is given by either party. Following a termination without cause (as defined in the Employment Agreement), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his Target Bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months. The Employment Agreement contains a covenant not to compete during the term of the agreement and for 18 months after termination of the agreement. The Employment Agreement also provided that contingent on Mr. Mogul’s purchase of $2,600,000 in shares of DJO’s common stock at fair market value, the Company would award Mr. Mogul 60,753 restricted shares or restricted share units. Mr. Mogul consummated the purchase of $2,600,000 in DJO shares and elected to receive the 60,753 restricted shares. The restricted shares will vest 50% on June 13, 2012 and 50% on June 13, 2013, in each case contingent on his continued employment through the applicable vesting date.

Retention and Severance Agreements

Retention Agreement for Mr. Holman. In April 2010, DJO, LLC entered into a Retention and Relocation Bonus Agreement (2010 Retention Agreement) with Mr. Holman which provided for the payment to Mr. Holman of certain retention and relocation bonuses. The 2010 Retention Agreement provided for payment of a $300,000 retention bonus which was required to be repaid if Mr. Holman’s employment with us terminated prior to January 1, 2012, other than by reason of death, disability, or a termination without cause. The 2010 Retention Agreement also provided for payment of a $100,000 bonus which was to be credited against future bonus payments to which Mr. Holman would otherwise be entitled under the management incentive bonus plan; provided, however, that other than the crediting of such bonus payment against future bonus payments, such bonus payment was  not otherwise required to be repaid upon Mr. Holman’s termination or otherwise. As a result of the Company’s termination of Mr. Holman’s employment without cause in September 2011, the previously paid retention and relocation bonuses became vested and were no longer subject to forfeiture.

2011 Retention and Severance Agreements. On February 25, 2011, the Compensation Committee approved forms of retention bonus (2011 Retention Agreement) and severance agreements (2011 Severance Agreement) for the NEOs, other than for Mr. Cross or Mr. Mogul. The Compensation Committee felt that the assurances offered by these arrangements were necessary in light of the uncertainty surrounding the recent announcement of the retirement of Mr. Cross as CEO and the search for a new CEO.

The 2011 Retention Agreements provide for payment of  a cash bonus (the Retention Amount), subject to certain time and performance conditions described herein. The total Retention Amount is $500,000 for Ms. Capps and Mr. Faulstick and $250,000 for Mr. Roberts, Mr. Holman and Mr. Murphy. The 2011 Retention Agreements provide that sixty-five percent (65%) of the executive’s applicable Retention Amount will be paid to the executive on the first payroll date after January 31, 2012 if the executive is continuously employed by the Company through that date, or will be paid upon the earlier termination of the executive’s employment due to death, disability or termination without cause (as defined in the retention agreement).  This portion was paid to Mr. Holman following his termination without cause in September 2011 and to Ms. Capps and Messrs. Faulstick, Roberts, Capizzi and Murphy on February 10, 2012. The remaining 35% of the Retention Amount is payable as follows: (a) 17.5% of the Retention Amount will be paid to the executive if the executive is employed through January 31, 2012 and the Company achieves the revenue target for 2011 under the 2011 Bonus Plan as originally adopted, and (b) 17.5% of the Retention Amount will be paid to the executive if the executive is employed through January 31, 2012 and the Company achieves the Adjusted EBITDA target for 2011 under the 2011 Bonus Plan as originally adopted. As a result of the Company’s 2011 financial performance, the following amounts are scheduled to be paid in February 2012 to the following executives: Ms. Capps $87,500, Mr. Faulstick $87,500, Mr. Roberts $43,750, Mr. Murphy $43,750 and Mr. Holman $43,750.

The 2011 Severance Agreements provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid certain amounts as described below in “Potential Payments Upon Termination or Change-in-Control.” As a result of the termination without cause of Mr. Holman’s employment, he is receiving severance payments pursuant to his 2011 Severance Agreement.  As a result of Mr. Faulstick’s voluntary resignation effective in February 2012, he is not entitled to any benefits under the 2011 Severance Agreement.

Retirement of Mr. Cross as CEO. On January 17, 2011, Mr. Cross announced his intention to retire and resign as President and CEO of DJO effective the earlier of June 30, 2011 or the date his successor is hired (Resignation Date). Mr. Cross’ employment terminated with the hiring of Mr. Mogul as CEO on June 13, 2011.  Mr. Cross agreed to serve in the position of Chairman of the Board of Directors following the Resignation Date through December 31, 2011.  On January 21, 2011, Mr. Cross and the Company entered into a Director Arrangement, Separation Agreement and General Release (the Separation Agreement) pursuant to which Mr. Cross is entitled to receive:

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

•                  A cash payment of $1,999,758.75 for the cancellation of 355,155 vested DJO Management Rollover Options granted to Mr. Cross on November 20, 2007. Mr. Cross may exercise his remaining 177,577 vested DJO Management Rollover Options granted to him on November 20, 2007 until the date of expiration of the applicable option term.

Effective on the Resignation Date, 20,546 vested and 59,523 unvested time-based stock options were forfeited. In addition, Mr. Cross’s unvested stock options that were subject to the First Market Return Tranche and the Second Market Return Tranche (as defined in the applicable grant agreement) were forfeited on January 1, 2012.

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

The Separation Agreement also set forth Mr. Cross’s compensation as Chairman of the Board, when he assumed such position on the Resignation Date. Mr. Cross received a monthly fee of $49,218.77 for his service as Chairman of the Board for the period beginning on the Resignation Date and ending on December 30, 2011. Mr. Cross resigned as Chairman of the Board on December 30, 2011 and Mr. Zafirovski was appointed the new Chairman on January 5, 2012.

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

Submitted by the Compensation Committee:
Chinh E. Chu (Chair)
Julia Kahr
Bruce McEvoy

Summary Compensation Table

The following table sets forth summary information about the compensation during 2011, 2010, and 2009 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers. Also included in the table below is information regarding Mr. Cross, who was Chief Executive Officer until June 13, 2011, and Mr. Holman, who was not serving as executive officer as of the end of 2011 but for whom disclosure would have been provided but for the fact that he was not serving as executive officers as of the end of 2011.  All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary	Bonus (2)		Stock Awards		Option Awards (11)		Non-Equity Incentive Plan Compensation (14)	All Other Compensation (15)	Total

Michael P. Mogul (1)	2011	$418,269	$652,000	(3)	$999,995	(10)	$1,662,775	(12)	$—	$259,352	$3,992,391
President, Chief Executive Officer and Director

Vickie L. Capps	2011	472,500	—		—		—		38,163	8,575	519,238
Executive Vice President, Chief Financial Officer and Treasurer	2010	450,000	—		—		—		95,436	8,575	554,011
	2009	453,461	—		—		—		178,546	8,575	640,582

Luke T. Faulstick (4)	2011	470,000	—		—		—		37,288	8,575	515,863
Former Executive Vice President, Chief Operating Officer	2010	400,000	—		—		—		84,832	8,575	493,407
	2009	403,077	—		—		185,650	(13)	158,708	8,575	756,010

Donald M. Roberts	2011	315,000	—		—		—		25,442	8,575	349,017
Executive Vice President, General Counsel and Secretary	2010	300,000	—		—		—		63,624	8,575	372,199
	2009	302,308	—		—		139,366	(13)	119,031	8,575	569,280

Stephen J. Murphy (5)	2011	304,760	—		—		—		60,870	21,565	387,195
Executive Vice President, Sales and Marketing, International Commercial Businesses	2010	297,312	—		—		—		102,410	49,302	449,024
	2009	247,344	—		—		54,567	(13)	178,956	44,019	524,886

Leslie H. Cross (6)	2011	527,020	—		—		—		—	3,165,353	3,692,373
Former President and Chief Executive Officer: Former Chairman of the Board: Director	2010	625,000	—		—		—		132,550	8,575	766,125
	2009	629,808	—		—		—		247,981	8,575	886,364

Andrew P. Holman (7)	2011	259,808	206,250	(8)	—		—		28,269	199,225	693,552
Former Executive Vice President, Sales and Marketing, U.S. Commercial Businesses	2010	300,000	479,430	(9)	—		—		63,624	8,575	851,629
	2009	92,308	15,000	(9)	—		849,884	(13)	31,611	1,154	989,957

(1)	Mr. Mogul commenced employment with the Company on June 13, 2011 as President, Chief Executive Officer and Director.

(2)

Excluded from the table are amounts payable under retention bonus agreements entered into in January 2011 with each of our executive officers (other than Mr. Holman who vested in his retention bonus upon his termination without cause in September 2011, and Mr. Mogul who was hired in June 2011). 65% of the retention bonus is payable in 2012 contingent on the executive’s continuous employment until January 31, 2012, and 35% of the retention bonus is payable following the achievement of revenue and Adjusted EBITDA performance conditions under the 2011 Bonus Plan, contingent on the executive’s continued employment until January 31, 2012. See “2011 Retention and Severance Agreements” in “Compensation Discussion and Analysis” above.

(3)	Pursuant to his Employment Agreement dated June 13, 2011, Mr. Mogul was entitled to receive a bonus of $652,000 for 2011, which was paid in February 2012.

(4)	On December 9, 2011, Mr. Faulstick announced his resignation as executive officer and employee. His employment ended on February 3, 2012.

(5)

Mr. Murphy’s Salary, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year as follows: for fiscal year 2011 at $1.60 per pound, for fiscal year 2010 at $1.56 per pound and for fiscal year 2009 at $1.55 per pound.

(6)	Mr. Cross’s employment and status as President and Chief Executive Officer terminated on June 13, 2011. Mr. Cross continued as Chairman of the Board until December 30, 2011 and he remains a director.

(7)	Mr. Holman’s employment terminated effective September 27, 2011.

(8)

Mr. Holman’s employment was terminated without cause, resulting in payment to him of 65% the Retention Amount under his 2011 Retention Agreement, plus an additional $43,750 based on achievement of the revenue component of the Retention Agreement. Pursuant to the 2011 Severance Agreement, Mr. Holman was paid $160,192 in restrictive covenant payments in 2011. See “2011 Severance and Retention Agreements” in “Retention and Severance Agreements” in the “Compensation Discussion and Analysis” above.

(9)

Amounts consist of retention and relocation bonuses paid to Mr. Holman pursuant to his 2010 Retention Agreement. See “Retention Agreement for Mr. Holman” in “Retention and Severance Agreements” in “Compensation Discussion and Analysis” above.

(10)

This amount shown in this column represents the aggregate grant date fair value of 60,753 restricted shares awarded to Mr. Mogul on September 9, 2011 computed in accordance with FASB ASC Topic 718.  These shares vest 50% on June 13, 2012 and 50% on June 12, 2013, contingent upon his continued employment with the Company. The fair value of the restricted stock award is estimated using the fair market value of our stock on the grant date ($16.46 per share).  We are required to reflect the total grant date fair value of this award in the year of award, rather than the portion of this amount that is recognized for financial statement reporting purposes in a given fiscal year.  This amount has not been paid to and may not correspond to the actual value that is ultimately realized by Mr. Mogul. See Note 15 of the notes to the audited consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value.

(11)

The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 15 of the notes to the audited consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options.

(12)

The amount shown for Mr. Mogul’s 2011 option award includes only the amount related to the Time-Based Tranche of options granted, as achievement of the performance conditions of the Market Return Tranche and Enhanced Market Return Tranche was not deemed probable. If the satisfaction of the performance component to the Market Return Tranche and Enhanced Market Return Tranche was determined to be probable, the aggregate grant date fair value of the 2011 option awards would have been: $2,265,442.

(13)

The amounts shown for the 2009 option awards include an amount related to the Market Return Tranche (when it was referred to as the Performance-Based Tranche, and prior to giving effect to the 2010 and 2011 modifications) because achievement of the performance conditions related to this tranche at the grant date was determined to be probable. However, the value attributable to the portion of the 2009 option awards included in the Enhanced Market Return Tranche (when it was referred to as the Enhanced Performance-Based Tranche), which had both a performance component and a market component, was excluded because achievement of the performance component related to this tranche at the grant date was not deemed probable. If the satisfaction of the performance component to the Enhanced Market Return Tranche was determined to be probable, the aggregate grant date fair value of the 2009 option awards would have been: $206,878 for Mr. Faulstick, $155,303 for Mr. Roberts, $61,644 for Mr. Murphy and $945,883 for Mr. Holman.

(14)

The amounts shown in this column represent amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year. See “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for terms of bonus plans.

(15)

Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits. The amounts shown in this column for 2011 for each of the NEOs is set forth in the following table:

For the Year Ended December 31, 2011

	Mr. Mogul	Ms. Capps	Mr. Faulstick	Mr. Roberts	Mr. Murphy	Mr. Cross	Mr. Holman
Severance (a)	$—	$—	$—	$—	$—	$2,681,249	$160,192
Director compensation (b)						321,563
Taxable relocation	240,082	—	—	—	—	—	10,104
Accrued vacation	—	—	—	—	—	153,966	6,790
Housing reimbursement	10,695	—	—	—	—	—	13,564
401(k) matching contribution	8,575	8,575	8,575	8,575	—	8,575	8,575
Vehicle allowance	—	—	—	—	15,529	—	—
Medical insurance, Life insurance and Income protection	—	—	—	—	6,036	—	—
Total	$259,352	$8,575	$8,575	$8,575	$21,565	$3,165,353	$199,225

(a)

Mr. Cross resigned as president and chief executive officer on June 13, 2011. The Severance amount for Mr. Cross includes $1,999,759 paid to him to repurchase 355,155 DJO Management Rollover Options.  See “Retirement of Mr. Cross as CEO” in “Compensation Discussion and Analysis” above. Mr. Holman’s employment was terminated by the Company without cause on September 27, 2011.

(b)	Represents fees paid to Mr. Cross for his service as Chairman of the Board from June 14, 2011 through December 30, 2011.

Grants of Plan-Based Awards in 2011

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2011.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Share)	Option Awards ($)
Michael P. Mogul	6/13/2011	(2)	$—	$—	$—	—	—	—	—	800,000	$16.46	$2,265,442
	6/13/2011	(3)	—	—	—	—	—	—	60,753	—	16.46	999,995

Vickie L. Capps	1/1/2011		198,450	330,750	614,250	—	—	—	—	—	—	—

Luke T. Faulstick	1/1/2011		197,400	329,000	611,000	—	—	—	—	—	—	—

Donald M. Roberts	1/1/2011		132,300	220,500	409,500	—	—	—	—	—	—	—

Stephen J. Murphy (4)	1/1/2011		127,999	213,332	396,188	—	—	—	—	—	—	—

Leslie H. Cross	1/1/2011		—	—	—	—	—	—	—	—	—	—

Andrew P. Holman	1/1/2011		126,000	210,000	390,000	—	—	—	—	—	—	—

(1)

The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2011 Bonus Plan. See discussion of “Threshold Bonus”, “Target Bonus” and “Supplemental Bonus” in “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above for a description of the conditions for the 2011 Bonus Plan.

(2)	Upon commencement of his employment on June 13, 2011, Mr. Mogul was granted 800,000 options to acquire shares of common stock, pursuant to the DJO Form Option Agreement.

(3)

As provided in his Employment Agreement, upon Mr. Mogul’s purchase of $2,600,000 of shares of common stock, the Company awarded Mr. Mogue 60,753 restricted shares, which vest 50% on June 13, 2012 and 50% on June 13, 2013, contingent upon his continued employment with the Company.

(4)	Amounts shown for Mr. Murphy have been translated from pounds sterling at an average annual rate of $1.60 per pound.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2011.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Michael P. Mogul	—		266,667	(11)	533,333	(6)	16.46	6/13/2021	—		—	—	—
	—		—		—				60,753	(8)	999,995	—	—
	—		266,667		533,333

Vickie L. Capps	162,920	(1)	24,468	(4)	206,791	(6)	16.46	2/21/2018	—		—	—	—
	91,586	(2)	—		—		13.10	5/11/2017	—		—	—	—
	48,846	(2)	—		—		12.91	4/3/2016	—		—	—	—
	76,321	(2)	—		—		7.00	12/8/2014	—		—	—	—
	5,343	(2)	—		—		7.18	2/26/2014	—		—	—	—
	69,785	(2)	—		—		8.29	12/9/2013	—		—	—	—
	6,075	(2)	—		—		8.29	12/9/2013	—		—	—	—
	15,725	(2)	—		—		8.29	12/9/2013	—		—	—	—
	476,601		24,468		206,791

Luke T. Faulstick (10)	9,949	(3)	—		25,799	(6)	16.46	3/7/2019	—		—	—	—
	144,818	(1)	—		183,815	(6)	16.46	2/21/2018	—		—	—	—
	91,586	(2)	—		—		13.10	5/11/2017	—		—	—	—
	48,846	(2)	—		—		12.91	4/3/2016	—		—	—	—
	2,552	(2)	—		—		7.00	12/8/2014	—		—	—	—
	7,480	(2)	—		—		7.00	12/8/2014	—		—	—	—
	6,075	(2)	—		—		8.29	12/9/2013	—		—	—	—
	4,753	(2)	—		—		8.29	12/9/2013	—		—	—	—
	34,964	(2)	—		—		8.29	12/9/2013	—		—	—	—
	351,023		—		209,614

Donald M. Roberts	7,470	(3)	6,086	(5)	19,367	(6)	16.46	3/7/2019	—		—	—	—
	88,248	(1)	13,253	(4)	112,012	(6)	16.46	2/21/2018	—		—	—	—
	91,586	(2)	—		—		13.10	5/12/2017	—		—	—	—
	48,846	(2)	—		—		12.91	4/3/2016	—		—	—	—
	1,557	(2)	—		—		8.84	5/25/2015	—		—	—	—
	6,075	(2)	—		—		8.84	5/25/2015	—		—	—	—
	22,896	(2)	—		—		8.84	5/25/2015	—		—	—	—
	10,810	(2)	—		—		8.29	12/9/2013	—		—	—	—
	24,270	(2)	—		—		8.29	12/9/2013	—		—	—	—
	301,758		19,339		131,379

Stephen J. Murphy	3,318	(3)	4,054	(5)	14,742	(6)	16.46	12/9/2019	—		—	—	—
	72,410	(1)	10,874	(5)	91,907	(6)	16.46	2/21/2018	—		—	—	—
	36,634	(2)	—		—		13.10	5/11/2017	—		—	—	—
	30,529	(2)	—		—		12.91	4/3/2016	—		—	—	—
	27,476	(2)	—		—		7.00	12/8/2014	—		—	—	—
	8,395	(2)	—		—		8.29	12/9/2013	—		—	—	—
	6,075	(2)	—		—		1.33	12/19/2012	—		—	—	—
	5,373	(2)	—		—		1.33	12/19/2012	—		—	—	—
	190,210		14,928		106,649

Leslie H. Cross	147,940	(9)	—		251,620	(6)	16.46	2/21/2018	—		—	—	—
	71,233	(2)	—		—		13.10	5/12/2017	—		—	—	—
	27,476	(2)	—		—		12.91	4/3/2016	—		—	—	—
	14,450	(2)	—		—		7.00	12/8/2014	—		—	—	—
	64,418	(2)	—		—		8.29	12/9/2013	—		—	—	—
	325,517		—		251,620

Andrew P. Holman	—		—		133,333	(7)	16.46	10/5/2019	—		—	—	—
	—		—		133,333

(1)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009.

(2)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.

(3)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2009 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2009 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) in 2009.

(4)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2008 under the 2007 Plan. These options reflect the remaining portion of the grant made in 2008 and vest on December 31, 2012.

(5)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2009 under the 2007 Plan. These options reflect the remaining portion of the grant made in 2009 and vest as follows: 18.33% of the original grant vests on each of March 7, 2012, and March 7, 2013 and 18.34% of the original grant vests on March 7, 2014.

(6)

The amounts set forth in this column reflect the number of shares underlying the Market Return Tranche and the Enhanced Market Return Tranches of options that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(7)

Mr. Holman’s employment terminated on September 27, 2011. Pursuant to the DJO Form Option Agreement, upon termination without cause, unvested options from the Time-Based Tranche were forfeited and unvested options from the Market Return and Enhanced Market Return Tranches shall remain outstanding for the 12 month period following the date of such termination.  If the options in the Market Return Tranche and Enhanced Market Return Tranche do not vest in this 12 month period, then they will be forfeited and if they vest in this 12 month period, then they must be exercised within 90 days after vesting or they will be forfeited.

(8)

Upon Mr. Mogul’s purchase of $2,600,000 of shares of common stock, the Company granted 60,753 restricted shares, which vest 50% on the first anniversary date and 50% on the second anniversary date, contingent upon his continued employment with the Company.

(9)

Pursuant to the Director Arrangement, Separation Agreement and General Release, 30,000 of these options expired on January 2, 2012.  The remainder of these options expire on the earlier of a change of control or the original option expiration date.

(10)

Pursuant to Mr. Faulstick’s resignation, all of his unvested options terminated on the date of termination of his employment on February 3, 2012 and the vested Time-Based Tranche expires 90 days after termination of his employment.  Mr. Faulstick’s vested Rollover Options were amended to provide that such options will not expire until the original expiration date for such options.

(11)

This amount reflects the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted on June 13, 2011 under the 2007 Plan. These options vest 25% on each of June 13, 2012, June 13, 2013, June 13, 2014 and June 13, 2015.

Option Exercises During 2011

No options were exercised during the year ended December 31, 2011 by or for our NEOs.

Non-Qualified Deferred Compensation for 2011

Certain executives may defer receipt of part or all of their cash compensation under the DJO, LLC Executive Deferred Compensation Plan (the Deferred Plan), a plan sponsored by DJO, LLC, a subsidiary of DJOFL. The Deferred Plan allows executives to save for retirement in a tax-effective way at minimal cost to DJO, LLC. Under this program, amounts deferred by the executive are deposited into a trust for investment and eventual benefit payment. The obligations of DJO, LLC under the Deferred Plan are unsecured obligations to pay deferred compensation in the future from the assets of the trust. Participants will have the status of unsecured general creditors with respect to the benefit obligations of the Deferred Plan, and the assets set aside in the trust for those benefits will be available to creditors of DJO, LLC in the event of bankruptcy or insolvency. Each participant may elect to defer under the Deferred Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the Deferred Plan and the trust. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the Deferred Plan, which investment options are substantially the same investment options available to participants in DJO, LLC’s 401(k) Savings Plan. The Deferred Plan also permits DJO, LLC to make contributions to the Deferred Plan, including matching contributions, at its discretion, but no such contributions have been made to date. To the extent that Company contributions are made to the Deferred Plan, the Committee may impose vesting criteria to aid in the employment retention of participants. A participant’s eventual benefit will depend on his or her level of contributions, DJO, LLC’s contributions, if any, and the investment performance of the particular investment options selected.

Certain employees of our U.K. subsidiary, including Mr.Murphy, are participants in Personal Pension Plan contracts which provide for the deferral of part or all of their cash compensation (UK Deferral Plan). The UK Deferral Plan allows the UK employees to save for retirement in a tax-effective way. Neither DJO nor its affiliates have any obligations under the UK Deferral Plan.  Each participant may elect to defer under the UK Deferral Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the UK Deferral Plan. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the UK Deferral Plan. The UK Deferral Plan also permits DJO’s UK subsidiary to make contributions to the Deferred Plan at its discretion and monthly contributions have been made. A participant’s eventual benefit will depend on his or her level of contributions, the Company’s contributions and the investment performance of the particular investment options selected.

The following table sets forth information for each of the NEO’s who participate in DJO LLC’s non-qualified deferred compensation plan or the U.K. deferral plan.

Name	Executive Contributions in 2011	Registrant Contributions in 2011	Aggregate Earnings in 2011	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2011
Michael P. Mogul	$—	$—	$—	$—	$—
Vickie L. Capps	—	—	—	—	—
Luke T. Faulstick	—	—	—	—	—
Donald M. Roberts (1)	23,825	—	2,259	—	218,869
Stephen J. Murphy (2)	15,200	48,579	—	—	343,262
Leslie H. Cross	—	—	—	—	—
Andrew P. Holman	—	—	—	—	—

(1)                                  Amounts deferred by Mr. Roberts under the Deferred Plan have been reported as 2011 compensation to Mr. Roberts in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Roberts include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco. Amounts included in aggregate earnings are not required to be included in Summary Compensation Table above.

(2)                                  Amounts deferred by Mr. Murphy under the UK Deferral Plan have been reported as compensation to Mr Murphy in the “Salary” column in the Summary Compensation Table above.  Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources.  Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above.  The amounts for Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for 2011 of $1.60 per pound.  The registrant is unable to determine the Aggregate Earnings in 2011 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

The 2011 Severance Agreements provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid the following amounts: (a) a monthly payment equal to the executive’s monthly base salary for 18 months, in the case of Mr. Faulstick and Ms. Capps, or 12 months, in the case of Mr. Roberts, Mr. Holman and Mr. Murphy; (b) a monthly payment equal to one-twelfth of the executive’s target annual bonus amount under the management incentive bonus plan for the year of termination for the 18 or 12 month period, as applicable; (c) a pro-rata share of any quarterly bonus for the quarter in which the executive’s employment is terminated plus a pro-rata share of the annual bonus that the executive would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 18 month or 12 month period, as applicable. In addition, if the executive holds DJO Management Rollover Options, the severance agreement provides that the Company will purchase the Management Rollover Options held by the executive on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Management Rollover Options. Payment of the benefits under the severance agreement is contingent on compliance with a covenant not to compete against the Company and a covenant not to solicit customers or employees for either 18 or 12 months, as applicable. Such payments will not be made if the executive’s employment terminates due to death or disability. As a result of the termination without cause of Mr. Holman’s employment, he is receiving the severance payments described in this paragraph.  As a result of Mr. Faulstick’s voluntary resignation effective in February 2012, he is not entitled to any benefits under the 2011 Severance Agreement.

On May 31, 2011, the Company entered into an Employment Agreement with Mr. Mogul which contains severance provisions which provide that following a termination without cause (as defined in the Employment Agreement), Mr, Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his Target Bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months.

As a result of the termination of Mr. Holman’s employment without cause, he is receiving the monthly severance payments described above in twelve monthly payments since his termination date on September 27, 2011.   If Mr. Holman had been paid his total severance benefit in a lump sum on his termination date he would have received: $259,808 in salary; $181,866 for his Target Bonus and $11,357 in health benefits.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2011:

Name	Base Salary Payment	Bonus Payment	Health Benefits	Total
Michael P. Mogul	$1,125,000	$750,000	$28,204	$1,903,204
Vickie L. Capps	708,750	496,125	27,396	1,232,271
Luke T. Faulstick	705,000	329,000	23,742	1,057,742
Donald M. Roberts	315,000	220,500	13,152	548,652
Stephen J. Murphy	304,760	213,332	28,032	546,124

(1)          Mr. Faulstick’s employment terminated on February 3, 2012.  Because Mr. Faulstick resigned, he was not entitled to receive any of the compensation provided for in his 2011 Severance Agreement.

The options granted to our executive officers and other members of management contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market Return or Enhanced Market Return Tranches, the vesting of which requires the achievement of the minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis. During 2011, our Board of Directors consisted of nine persons: Leslie H. Cross, Chinh E. Chu, Julia Kahr, Bruce McEvoy, Michael P. Mogul (from June 13, 2011), Sidney Braginsky, Lesley Howe, Phillip J. Hildebrand, and Paul LaViolette. Mr. Howe resigned effective December 30, 2011. Messrs. Zafirovski and Murphy were elected to the Board on January 5, 2012. Mr. Chu, Ms. Kahr and Mr. McEvoy are affiliated with Blackstone and are not compensated for serving as members of our Board of Directors. Mr. Mogul is our Chief Executive Officer and is not separately compensated for serving as a member of the Board of Directors.

The standard compensation package for directors who are not employed by the Company or by any Blackstone-controlled entity (Eligible Directors), namely Messrs. Howe, Braginsky, Hildebrand, and LaViolette during 2011, consisted of an annual fee for each such director, a per meeting fee and stock option grants. Each of the Eligible Directors is paid an annual fee of $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the other members of the Audit Committee (who are Eligible Directors) receive an annual fee of $15,000. The Eligible Directors were also eligible for annual option awards under the 2007 Plan. Although it has been the practice to grant 4,600 options to the directors on an annual basic, no options were granted to Messrs. Braginsky, Hildebrand, Howe and LaViolette in 2011.

On January 5, 2012, the Compensation Committee approved Mr. Zafirovski’s compensation as Chairman of the Board of DJO, consisting of annual cash compensation of $400,000 per year, and options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share. Mr. Zafirovski also was granted the right to purchase approximately $1,000,000 in shares of the Company’s common stock, also at a price of $16.46 per share and he completed that purchase in January 2012.

The following table sets forth the compensation earned by our non-employee directors for their services in 2011:

	Directors Compensation for 2011
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Chinh E. Chu	$—	$—	$
Julia Kahr	—	—	—
Bruce McEvoy	—	—	—
Leslie H. Cross (2)	—	—	—
Sidney Braginsky	90,000	—	90,000
Phillip Hildebrand	75,000	—	75,000
Lesley Howe (3)	100,000	—	100,000
Paul LaViolette	75,000	—	75,000

(1)                                  As of December 31, 2011, Mr. Braginsky had a total of 16,050 stock options outstanding, and each of Messrs. Hildebrand, Howe and LaViolette had 9,200 stock options outstanding.

(2)                                  Mr. Cross served as director and CEO until June 13, 2011, at which time he retired as CEO and became non-executive Chairman of the Board. Mr. Cross did not receive separate compensation for his service as a director while serving as CEO. Mr. Cross resigned as Chairman (but remains as a director) effective December 31, 2011. The table above excluded $321,563 paid to Mr. Cross for his services as Chairman from June 13, 2011 to December 30, 2011. Such amount is included in “All Other Compensation” in “Summary Compensation Table” above.

(3)                                  Mr. Howe resigned as director effective December 30, 2011.

Compensation Committee Interlocks and Insider Participation

During 2011, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. McEvoy. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of February 21, 2012, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	98.12%
Directors and Executive Officers:
Michael P. Mogul (4) President, Chief Executive Officer and Director	157,959	—	*%
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	476,601	*
Donald M. Roberts Executive Vice President, General Counsel and Secretary	—	303,787	*
Luke T. Faulstick (5) Former Executive Vice President and Chief Operating Officer	—	351,023	*
Stephen J. Murphy Executive Vice President, Sales and Marketing, International Commercial Business	6,076	190,210	*
Mike S. Zafirovski Chairman of the Board	60,753	—	*
Leslie H. Cross Former President and Chief Executive Officer, Director	—	295,517	*
Chinh E. Chu Director (6)	48,098,209	—	98.12%
Julia Kahr Director (7)	—	—	*
Sidney Braginsky Director	6,076	14,486	*
Bruce McEvoy Director (7)	—	—	*
John R. Murphy Director	—	—	*
Phillip J. Hildebrand Director	—	7,636	*
Paul LaViolette Director	—	7,636	*
Andrew Holman Former Executive Vice President, Sales and Marketing, U.S. Commercial Businesses	—	—	*
All Directors and executive officers as a group	48,329,073	1,747,346	98.64%

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

(2)                                  Includes the number of shares that could be purchased by exercise of options on or within 60 days after February 21, 2012 under DJO’s stock option plan. For the NEOs, this number includes the DJO Management Rollover Options which are fully vested, the portion of the Time Based Tranche and the portion of the Market Return Tranche (when it was referred to as the Performance-Based Tranche) of options that have vested or will vest in 60 days, but no portion of the Enhanced Market Return Tranche.

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

(4)                                  Excludes 60,753 restricted shares awarded to Mr. Mogul on September 9, 2011 which vest 50% on June 13, 2012 and 50% on June 13, 2013, contingent on his continued employment with the Company.

(5)                                  Mr. Faulstick’s employment terminated on February 3, 2012. Mr. Faulstick’s 196,256 Management Rollover Options were amended to provide that such options will not terminate early due to his termination of employment, but will remain outstanding until their original expiration dates. All unvested options held by Mr. Faulstick terminated upon termination of his employment. Vested options in the Time-Based Tranche expire if not exercised 90 days after termination of his employment.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders :

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	7,547,838	$15.10	377,691

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

Other Related Party Transactions

During the year ended December 31, 2011, in connection with the Dr. Comfort acquisition, we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners, L.P., an affiliate of our major shareholder.

Policy and Procedures with Respect to Related Person Transactions

The Board of Directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, all such transactions will be reviewed by the Board on an as-needed basis.

Director Independence

As a privately held company, the DJO Board is not required to have a majority of its directors be independent. We believe that Messrs. Braginsky, Murphy and LaViolette would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2011 and 2010 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2011	2010

Audit fees	$1,555,159	$1,288,116
Audit-related fees	256,190	36,820
Tax fees	10,500	—
All other fees	—	100,806

Audit Fees:  Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2011, audit fees included fees related to the registration of $300.0 million of 9.75% Senior Subordinated Notes issued in October 2010, and the sale and registration of $300.0 million of 7.75% Senior Notes issued in April 2011.  In 2010, audit fees included fees related to the sale and registration of $100.0 million 10.875% Senior Notes issued in January 2011, and the sale of $300.0 million of 9.75% Senior Subordinated Notes issued in October 2010.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2011 and 2010 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report:

1.         The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•                  Report of Independent Registered Public Accounting Firm.

•                  Consolidated Balance Sheets at December 31, 2011 and 2010.

•                  Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

•                  Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009.

•                  Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009.

•                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

4.1

Indenture, dated November 20, 2007, among DJOFL, DJO Finance Corporation (DJO Finco), the Guarantors party thereto and The Bank of New York, as trustee, governing the 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

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

4.7

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

4.8

First Supplemental Indenture, dated as of January 20, 2010, by and among DJOFL, DJO Finco, the guarantors party thereto and The Bank of New York Mellon, as Trustee, governing additional $100M issuance of 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

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

4.11

Indenture, dated October 18, 2010 among DJOFL, DJO Finco, the Guarantors party thereto and the Bank of New York Mellon, as Trustee, governing the 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

4.12

Registration Rights Agreement, dated October 18, 2010, among DJOFL, DJO Finco, the Guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010)

4.13

Indenture, dated as of April 7, 2011, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon as Trustee, governing the 7.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.14

Registration Rights Agreement, dated as of April 7, 2011, by and among DJOFL, DJO Finance Corporation, the Guarantors named therein, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.15

Supplemental Indenture, dated as of March 17, 2011, between Elastic Therapy, LLC and The Bank of New York Mellon, as Trustee, to Indenture for 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 10.39 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.16

Supplemental Indenture, dated as of March 17, 2011, between Elastic Therapy, LLC and The Bank of New York Mellon, as Trustee, to Indenture for 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.3 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.17

Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee, to Indenture for 10.875% Senior Notes due 2014 (incorporated by reference to Exhibit 10.43 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.18

Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee, to Indenture for 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.7 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.19

Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee, to Indenture for 7.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.6 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.20

Guaranty Supplement, Supplement No. 1, dated as of March 17, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.40 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.21

Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.41 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.22

Intellectual Property Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.42 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.23

Guaranty Supplement, Supplement No. 2, dated as of April 7, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.44 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.24

Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.45 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

4.25

Intellectual Property Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.46 of DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544 )).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011(incorporated by reference to Exhibit 10.7 to DJOFL’s Quarterly Report on Form 10-Q, filed on August 16, 2011).

10.4*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2008 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.5*

Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.4 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.6*

Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2008(incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.7*

Form of Amendment No. 3 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.7 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.8*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2009 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.9*

Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.10*

Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.8 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.11*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2010 (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.12*

Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2010 (incorporated by reference to Exhibit 10.9 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.13*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2011 and later (incorporated by reference to Exhibit 10.10 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.14*

Form of DJO Incorporated Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.15*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.16*

Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.17*

Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 28, 2008).

10.18*

Amended and Restated Retention and Relocation Bonus Agreement dated as of April 1, 2010, between DJO, LLC and Andrew Holman (incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.19*

Director Arrangement, Separation Agreement and General Release, dated January 21, 2011, between DJO and Leslie H. Cross (incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.20*

Form of Retention Bonus Agreement approved by Compensation Committee on February 25, 2011, to be entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.21*

Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, to be entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011).

10.22*	Employment Agreement, dated as of May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.23*	Form of Restricted Share Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.24*	Form of Stock Option Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.25*	Form of Subscription Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.5 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.26*	Form of Subscription Agreement between DJO Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012).

10.27*	Form of Stock Option Agreement between DJO Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012).

10.28

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO (f/k/a ReAble Therapeutics Inc., and Encore Medical Corporation), certain Blackstone affiliates, and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.29

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone affiliates and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.30

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.31

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.32

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.33

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.34

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.35

Office/Light Manufacturing Lease, dated June 14, 2996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.36

Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.37

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 11, 2009).

10.38

Asset Purchase Agreement, dated June 12, 2009, by and between Patterson Medical Supply, Inc. and Empi, Inc. (incorporated by reference to Exhibit 2.1 to DJOFL’s Quarterly Report on Form 10-Q, for the quarter ended June 27, 2009, filed on July 31, 2009).

10.39

Stock Purchase Agreement, dated January 4, 2011, among DJO, LLC, Elastic Therapy, Inc, and the Sellers listed therein and Burke H. Ramsay as Seller Representative (incorporated by reference to Exhibit 2.2 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.40

Equity Interest Purchase Agreement, dated as of March 14, 2011 by and among Rikco International, LLC D/B/A Dr. Comfort, Rikco Holding Corporation, Merit Mezzanine Fund IV, L.P., Merit Mezzanine Parallel Fund IV, L.P. the undersigned members of Rikco International, LLC, and DJO, LLC (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on March 15, 2011).

10.41*+	DJO Inc. Executive Deferred Compensation Plan.

12+	Computation of Ratio of Earnings to Fixed Charges

21+	Subsidiaries of DJO Finance LLC

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101+

The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, (iii) the Consolidated Statements of Equity for each of the three years in the period ended December 31, 2011, (iv) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2011 (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011and (vi) the notes to the Audited Consolidated Financial Statements tagged as blocks of text.

*              constitutes management contract or compensatory arrangement

+              filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Balance as of December 31, 2008	$36,154	$367	$65,501
Provision	34,793	111	163,616
Write-offs, net of recoveries	(22,951)	(168)	(155,267)
Balance as of December 31, 2009	47,996	310	73,850
Provision	33,016	61	176,917
Write-offs, net of recoveries	(27,936)	(371)	(192,069)
Balance as of December 31, 2010	53,076	—	58,698
Provision	27,356	4,317	184,605
Write-offs, net of recoveries	(44,783)	(1,651)	(189,933)
Balance as of December 31, 2011	$35,649	$2,666	$53,370

(1)          Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2012	DJO FINANCE LLC

	By:	/s/ Michael P. Mogul
Michael P. Mogul
President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Mogul	President, Chief Executive Officer and Manager	February 21, 2012
Michael P. Mogul	(Principal Executive Officer)

/s/ Vickie L. Capps	Executive Vice President, Chief Financial Officer, Treasurer and Manager	February 21, 2012
Vickie L. Capps	(Principal Financial and Accounting Officer)

/s/ Donald M. Roberts	Executive Vice President, General Counsel, Secretary and Manager	February 21, 2012
Donald M. Roberts