Form 10-Q
period 2012-03-31
DJO Finance LLC
filed 2012-05-01
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$49,062	$38,169
Accounts receivable, net	165,843	158,982
Inventories, net	132,672	128,699
Deferred tax assets, net	43,458	43,458
Prepaid expenses and other current assets	15,975	18,791
Total current assets	407,010	388,099
Property and equipment, net	106,393	107,108
Goodwill	1,231,219	1,228,778
Intangible assets, net	1,109,249	1,132,694
Other assets	51,233	38,181
Total assets	$2,905,104	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$59,713	$57,926
Accrued interest	44,504	20,928
Current portion of debt and capital lease obligations	8,636	8,820
Other current liabilities	85,562	81,771
Total current liabilities	198,415	169,445
Long-term debt and capital lease obligations	2,163,699	2,159,091
Deferred tax liabilities, net	254,393	252,194
Other long-term liabilities	16,035	16,174
Total liabilities	2,632,542	2,596,904

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	836,729	834,871
Accumulated deficit	(568,630)	(539,276)
Accumulated other comprehensive income	1,940	218
Total membership equity	270,039	295,813
Noncontrolling interests	2,523	2,143
Total equity	272,562	297,956
Total liabilities and equity	$2,905,104	$2,894,860

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net sales	$278,947	$249,711
Cost of sales (exclusive of amortization of intangible assets of $9,837 and $9,358 for the three months ended March 31, 2012 and April 2, 2011, respectively)	108,235	93,156
Gross profit	170,712	156,555

Operating expenses:
Selling, general and administrative	117,657	117,064
Research and development	6,673	7,143
Amortization of intangible assets	24,513	20,429
	148,843	144,636
Operating income	21,869	11,919

Other income (expense):
Interest expense	(42,071)	(41,127)
Interest income	33	110
Loss on modification and extinguishment of debt	(9,308)	(2,065)
Other income, net	2,822	2,772
	(48,524)	(40,310)
Loss before income taxes	(26,655)	(28,391)
Income tax (provision) benefit	(2,388)	7,467
Net loss	(29,043)	(20,924)
Net income attributable to noncontrolling interests	(311)	(315)
Net loss attributable to DJO Finance LLC	$(29,354)	$(21,239)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011

Net loss	$(29,043)	$(20,924)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $1,765 and $3,461 for the three months ended March 31, 2012 and April 2, 2011, respectively	1,791	5,473
Unrealized loss on cash flow hedges, net of tax benefit of $92 for the three months ended April 2, 2011	—	(145)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax benefit of $689 for the three months ended April 2, 2011	—	1,091
Other comprehensive income	1,791	6,419
Comprehensive loss	(27,252)	(14,505)
Comprehensive income attributable to noncontrolling interests	(380)	(483)
Comprehensive loss attributable to DJO Finance LLC	$(27,632)	$(14,988)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	(loss) income	equity	interests	equity

Balance at December 31, 2011	$834,871	$(539,276)	$218	$295,813	$2,143	$297,956
Net (loss) income	—	(29,354)	—	(29,354)	311	(29,043)
Other comprehensive income, net of taxes	—	—	1,722	1,722	69	1,791
Stock-based compensation	858	—	—	858	—	858
Investment by parent	1,000	—	—	1,000	—	1,000
Balance at March 31, 2012	$836,729	$(568,630)	$1,940	$270,039	$2,523	$272,562

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash Flows From Operating Activities:
Net loss	$(29,043)	$(20,924)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,325	6,757
Amortization of intangible assets	24,513	20,429
Amortization of debt issuance costs and non-cash interest expense	2,501	1,959
Stock-based compensation expense	858	906
Loss on modification and extinguishment of debt	9,308	—
Loss on disposal of assets, net	300	236
Deferred income tax expense (benefit)	168	(8,410)
Provision for doubtful accounts and sales returns	5,033	6,351
Inventory reserves	1,616	1,846
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(10,946)	(14,940)
Inventories	(3,603)	(5,409)
Prepaid expenses and other assets	3,307	1,102
Accrued interest	23,574	26,001
Accounts payable and other current liabilities	2,392	13,260
Net cash provided by operating activities	37,303	29,164

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(59,644)
Purchases of property and equipment	(7,524)	(9,841)
Other investing activities, net	114	285
Net cash used in investing activities	(7,410)	(69,200)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	719,700	57,000
Repayments of debt and capital lease obligations	(715,499)	(17,207)
Payment of debt issuance costs	(24,902)	(23)
Investment by parent	1,000	—
Dividend paid by subsidiary to owners of noncontrolling interests	—	(682)
Net cash (used in) provided by financing activities	(19,701)	39,088
Effect of exchange rate changes on cash and cash equivalents	701	1,407
Net increase in cash and cash equivalents	10,893	459
Cash and cash equivalents at beginning of period	38,169	38,132
Cash and cash equivalents at end of period	$49,062	$38,591

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,936	$9,020
Cash paid (refunded) for taxes, net	$934	$(5,767)

Non-cash investing and financing activities:
Increase in other current liabilities in connection with agreement to repurchase vested options	$—	$2,000
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$—	$602
Increase in other current liabilities in connection with acquisition of ETI	$—	$616

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

We are a global developer, manufacturer and distributor of medical devices and services that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Substantially all business activities of DJO Global, Inc. (DJO) are conducted by DJO Finance LLC (DJOFL) and its wholly-owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refer to DJOFL and its consolidated subsidiaries.

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended March 31, 2012 and April 2, 2011 each included 64 shipping days.

Segment Reporting

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant and International.

Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 14 for additional information about our reportable segments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates and assumptions are used in accounting for, among other things, contractual allowances, rebates, product returns, warranty obligations, allowances for doubtful accounts, valuation of inventories, self-insurance reserves, income taxes, loss contingencies, fair values of derivative instruments, fair values of long-lived assets and any related impairments, capitalization of costs associated with internally developed software and stock-based compensation. Actual results could differ from those estimates.

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

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this guidance during the first quarter of fiscal year 2012.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The Company adopted this guidance during the first quarter of fiscal year 2012.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

We do not believe that any other recently issued accounting standards will have a material impact on our condensed consolidated financial statements.

2.  ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance, beginning of period	$38,315	$53,076
Provision for doubtful accounts and sales returns	5,033	6,351
Write-offs, net of recoveries	(8,670)	(10,488)
Balance, end of period	$34,678	$48,939

3.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Components and raw materials	$49,277	$50,322
Work in process	4,952	4,681
Finished goods	67,293	60,839
Inventory held on consignment	26,058	27,003
	147,580	142,845
Less inventory reserves	(14,908)	(14,146)
	$132,672	$128,699

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Balance, beginning of period	$14,146	$12,853
Provision charged to cost of sales	1,616	1,846
Write-offs, net of recoveries	(854)	(1,185)
Balance, end of period	$14,908	$13,514

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

4.  LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the three months ended March 31, 2012 are presented below (in thousands):

Balance, beginning of period	$1,228,778
Translation adjustments	2,441
Balance, end of period	$1,231,219

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

March 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,379	$(195,398)	$374,981
Patents and technology	460,733	(166,281)	294,452
Trademarks and trade names	23,650	(2,385)	21,265
Distributor contracts and relationships	5,162	(1,404)	3,758
Non-compete agreements	3,647	(1,096)	2,551
	$1,063,571	$(366,564)	697,007
Indefinite-lived intangible assets:
Trademarks and trade names			412,242
Net identifiable intangible assets			$1,109,249

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,528	$(181,396)	$388,132
Patents and technology	460,624	(156,290)	304,334
Trademarks and trade names	23,650	(1,807)	21,843
Distributor contracts and relationships	5,089	(1,206)	3,883
Non-compete agreements	3,636	(883)	2,753
	$1,062,527	$(341,582)	720,945
Indefinite-lived intangible assets:
Trademarks and trade names			411,749
Net identifiable intangible assets			$1,132,694

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 7.5 years for customer relationships, 10.3 years for patents and technology, 9.0 years for trademarks and trade names, 4.7 years for distributor contracts and relationships and 3.2 years for non-compete agreements. Based on our amortizable intangible asset balance as of March 31, 2012, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2012	$72,602
2013	91,235
2014	89,179
2015	84,785
2016	80,854
Thereafter	278,352
$697,007

5.  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued wages and related expenses	$32,658	$29,856
Accrued commissions	12,595	12,831
Accrued rebates	5,902	6,027
Accrued taxes	3,874	4,195
Accrued professional expenses	3,604	3,927
Income taxes payable	3,531	2,878
Derivative liabilities	—	545
Other accrued liabilities	23,398	21,512
	$85,562	$81,771

6.  DERIVATIVE INSTRUMENTS

We use derivative instruments to manage risk related to foreign currency exchange rates. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Before acquiring a derivative instrument to hedge a specific risk, we evaluate potential natural hedges. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge and the availability, effectiveness and cost of derivative instruments. We do not use derivative instruments for speculative or trading purposes.

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair values of our derivatives are determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the valuation hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation.

Interest Rate Swap Agreements.  Historically, we used interest rate swaps to manage the risk of unfavorable movements in interest rates on a portion of the then outstanding loan balance under our senior secured credit facility. In August 2009, we entered into four interest swap agreements with notional amounts aggregating $300.0 million and a weighted average fixed LIBOR rate of 2.5825%. These interest rate swap agreements expired on December 31, 2011.

Our interest rate swap agreements were designated as cash flow hedges for accounting purposes and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our consolidated statement of operations in the period in which it affected income (loss).

Foreign Exchange Rate Contracts.  We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange forward contracts held as of March 31, 2012 expire weekly through September 2012. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Foreign exchange contracts not designated as hedges	130,000	197,900	$9,545	$14,576

The following table summarizes the location and fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$526	$—

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$—	$545

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended
	Location of gain (loss)	March 31, 2012	April 2, 2011
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$—	$(1,780)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	1,071	(171)
		$1,071	$(1,951)

(1)          Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Interest rate swaps designated as cash flow hedges	$—	$236

7.  FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$526	$—	$526

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$545	$—	$545

8.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Amended Senior Secured Credit Facility:
Revolving Credit Facility	$41,000	$—
$455.0 million New Term Loans, net of unamortized original issue discount of $8.4 million	446,617	—
$388.5 million Extended Term Loans, net of unamortized original issue discount of $1.9 million	386,651	—
Original Senior Secured Credit Facility:
Original Revolving Credit Facility	—	51,000
Original Term Loans, net of unamortized original issue discount of $4.4 million	—	838,591
8.75% second priority senior secured notes	230,000	—
10.875% senior unsecured notes, including unamortized original issue premium of $3.0 million and $3.3 million, respectively	468,040	678,282
7.75% senior unsecured notes	300,000	300,000
9.75% senior subordinated notes	300,000	300,000
Capital lease obligations and other	27	38
Total debt and capital lease obligations	2,172,335	2,167,911
Current maturities	(8,636)	(8,820)
Long-term debt and capital lease obligations	$2,163,699	$2,159,091

Senior Secured Credit Facility

On November 20, 2007, we entered into a Senior Secured Credit Facility (Original Senior Secured Credit Facility) consisting of a $1,065.0 million term loan facility maturing in May 2014 (Original Term Loans) and a $100.0 million revolving credit facility maturing in November 2013 (Original Revolving Credit Facility). We issued the Original Term Loans at a 1.2% discount.

On March 20, 2012, we entered into an Amendment and Restatement Agreement to amend and restate our Original Senior Secured Credit Facility, as amended (Amended Senior Secured Credit Facility), which (1) permitted the issuance of $230.0 million aggregate principal of 8.75% second priority senior secured notes (as defined and further described below) (2) extended the maturity of $564.7 million of term loans outstanding under the Original Senior Secured Credit Facility to the earlier of November 1, 2016 or August 15, 2014, if on such date the aggregate principal amount of our 10.875% senior unsecured notes (as defined and further described below) is not less than $150.0 million (Extended Term Loans); (3) provided for the issuance of a new tranche of $350.0 million of term loans that will mature on the earlier of September 15, 2017 or August 15, 2014,  if on such date the aggregate outstanding principal amount of our 10.875% senior unsecured notes is not less than $150.0 million; (4) deemed certain previous acquisitions and investments to be permitted under the terms of the Amended Senior Secured Credit Facility; (5) increased the total net leverage ratio limitation in the permitted acquisitions covenant from 7.0x to 7.5x; (6) changed the financial maintenance covenant from a senior secured leverage ratio covenant  to a new Senior Secured first lien leverage ratio covenant; and (7) replaced our Original Revolving Credit Facility with a new $100.0 million revolving credit facility (Revolving Credit Facility) which matures on the earlier of March 14, 2017 or August 15, 2014,  if on such date the aggregate principal amount of 10.875% senior unsecured notes is not less than $150.0 million.

On March 30, 2012, we entered into Amendment No. 1 to our Amended Senior Secured Credit Facility which among other things, provided for the issuance of an additional $105.0 million of term loans that will mature on the earlier of September 15, 2017 or August 15, 2014, if on such date the outstanding aggregate principal amount of our 10.875% Notes is not less than $150.0 million. The net proceeds from the issuance were used to repay $103.5 million aggregate principal of Original Term Loans under the Original Senior Secured Credit Facility and pay related fees, premiums and expenses.

Collectively, the $350.0 million of term loans issued on March 20, 2012 and the $105.0 million of term loans issued on March 30, 2012 are referred to as the New Term Loans.

The New Term Loans were issued at a discount as follows: $350.0 million of the New Term Loans were issued at a 1.5% discount and $105.0 million of the New Term Loans were issued at a 1.0% discount. The original issue discounts are being amortized over the term of the loans using the effective interest method.

The net proceeds from the New Term Loans were used to repay the remaining portion of the Original Term Loans maturing in May 2014 and to repay a portion of the Extended Term Loans.

As of March 31, 2012, the market values of our Amended Senior Secured Credit Facility and Revolving Credit Facility were $839.3 million and $37.7 million, respectively. We determined market value using trading prices for our credit facilities on or near that date.

Interest Rates.  The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans or the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. The LIBOR floor applicable to the Eurodollar component of interest rates on New Term Loan borrowings is 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of March 31, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.75%.

Fees.  In addition to paying interest on outstanding principal under the Amended Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum, subject to step-downs based upon the achievement of certain leverage ratios. We must also pay customary letter of credit fees.

Principal Payments.  We are required to pay annual payments in equal quarterly installments on the New Term Loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with any remaining amount payable in full at maturity in September 2017. We are required to pay annual payments in equal quarterly installments on the Extended Term Loans in an amount equal to 1.00% of the funded total principal amount through September 2016, with any remaining amount payable in full at maturity in November 2016.

Prepayments.  The Amended Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuance or incurrence of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Amended Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We are not required to make any prepayments in 2012 related to our 2011 excess cash flow calculation.

Subject to certain exceptions, voluntary prepayments of the Extended Term Loans and the New Term Loans within one year of the effective date of Amendment No. 1 are subject to a 1.0% “soft call” premium, while other voluntary prepayments of outstanding loans under the Amended Senior Secured Credit Facility may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

Guarantee and Security.  All obligations under the Amended Senior Secured Credit Facility are unconditionally guaranteed by DJO Holdings LLC (DJO Holdings) and each existing and future direct and indirect wholly-owned domestic subsidiary of DJOFL other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the Guarantors).

All obligations under the Amended Senior Secured Credit Facility, and the guarantees of those obligations, are secured by pledges of 100% of the capital stock of DJOFL, 100% of the capital stock of each wholly-owned domestic subsidiary and 65% of the capital stock of each wholly-owned foreign subsidiary that is, in each case, directly owned by DJOFL or one of the Guarantors, and a security interest in, and mortgages on, substantially all tangible and intangible assets of DJO Holdings, DJOFL and each Guarantor.

Certain Covenants and Events of Default.  The Amended Senior Secured Credit Facility contains covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

In addition, the Amended Senior Secured Credit Facility requires us to maintain a maximum Senior Secured first lien leverage ratio of consolidated Senior Secured first lien debt to Adjusted EBITDA (as defined) of 4.25:1 for the trailing twelve months ended March 31, 2012, stepping down to 3.25 at the end of 2016. The Amended Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of March 31, 2012, our actual Senior Secured first lien net leverage ratio was 2.99:1, and we were in compliance with all other applicable covenants.

8.75% Second Priority Senior Secured Notes

On March 20, 2012, DJOFL and DJO Finance Corporation (DJO Finco) (collectively, the Issuers) issued $230.0 million aggregate principal amount of 8.75% second priority senior secured notes (8.75% Notes) maturing on March 15, 2018. The 8.75% Notes are guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the Amended Senior Secured Credit Facility.

Pursuant to a second lien security agreement among the Issuers, the guarantor party thereto and The Bank of New York Mellon, as second lien collateral agent, the 8.75% Notes are secured by second priority liens, subject to permitted liens, on certain of the Issuers’ subsidiary guarantor assets that secure borrowings under the Amended Senior Secured Credit Facility.

As of March 31, 2012, the market value of the 8.75% Notes was $232.9 million. We determined market value using trading prices for the 8.75% Notes on or near that date.

Optional Redemption.  Under the agreement governing the 8.75% Notes (8.75% Indenture), prior to March 15, 2015, the Issuers have the option to redeem some or all of the 8.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on March 15, 2015, the Issuers may redeem some or all of the 8.75% Notes at a redemption price of 104.375% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.188% and 100% of the then outstanding principal balance at March15, 2016 and 2017, respectively, plus accrued and unpaid interest. Additionally, from time to time, before March 15, 2015, the Issuers may redeem up to 35% of the 8.75% Notes at a redemption price equal to 108.75% of the then outstanding principal balance, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the 8.75% Notes, DJOFL will be required to make an offer to repurchase all of the 8.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants.  The 8.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2012, we were in compliance with all applicable covenants.

10.875% Senior Notes

On November 20, 2007 and January 20, 2010, the Issuers issued 10.875% senior unsecured notes maturing on November 15, 2014, with aggregate principal amounts of $575.0 million and $100.0 million, respectively (10.875% Notes). The 10.875% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under DJOFL’s Amended Senior Secured Credit Facility.

The $100.0 million of 10.875% Notes were issued at a 5.0% premium and we are amortizing the premium over the term of the notes using the effective interest method.

On March 20, 2012, we repurchased $210.0 million aggregate principal amount of 10.875% Notes from existing holders, using proceeds from $230.0 million aggregate principal amount of the newly issued 8.75% Notes. The notes were repurchased at a redemption price of 102% of the then outstanding principal balance, resulting in a total purchase price of $214.2 million. In addition, accrued and unpaid interest through the redemption date of $7.9 million was paid to the existing holders in connection with the redemption.

As of March 31, 2012, the market value of the 10.875% Notes was $470.8 million. We determined market value using trading prices for the 10.875% Notes on or near that date.

Optional Redemption.  Under the agreement governing the 10.875% Notes (10.875% Indenture), prior to November 15, 2011, the Issuers had the option to redeem some or all of the 10.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on November 15, 2011, the Issuers gained the option to redeem some or all of the 10.875% Notes at a redemption price of 105.438% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.719% and 100% of the then outstanding principal balance on November 15, 2012 and 2013, respectively, plus accrued and unpaid interest.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the 10.875% Notes, DJOFL will be required to make an offer to repurchase all of the 10.875% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants.  The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2012, we were in compliance with all applicable covenants.

9.75% Senior Subordinated Notes

On October 18, 2010, the Issuers issued $300.0 million aggregate principal amount of 9.75% senior subordinated notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed jointly and severally and on an unsecured senior subordinated basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or by any of DJOFL’s subsidiaries that are an obligor under the Amended Senior Secured Credit Facility.

As of March 31, 2012, the market value of the 9.75% Notes was $222.0 million. We determined market value using trading prices for the 9.75% Notes on or near that date.

Optional Redemption.  Under the agreement governing the 9.75% Notes (9.75% Indenture), prior to October 15, 2013, the Issuers have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on October 15, 2013, the Issuers may redeem some or all of the 9.75% Notes at a redemption price of 107.313% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 104.875%, 102.438% and 100% of the then outstanding principal balance at October 15, 2014, 2015 and 2016, respectively, plus accrued and unpaid interest. Additionally, from time to time, before October 15, 2013, the Issuers may redeem up to 35% of the 9.75% Notes at a redemption price equal to 109.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the 9.75% Notes, DJOFL will be required to make an offer to repurchase all of the 9.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants.  The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2012, we were in compliance with all applicable covenants.

7.75% Senior Notes

On April 7, 2011, the Issuers issued $300.0 million aggregate principal amount of 7.75% senior unsecured notes (7.75% Notes) maturing on April 15, 2018. The 7.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the Amended Senior Secured Credit Facility.

As of March 31, 2012, the market value of the 7.75% Notes was $243.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date.

Optional Redemption.  Under the agreement governing the 7.75% Notes (7.75% Indenture), prior to April 15, 2014, the Issuers have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on April 15, 2014, the Issuers may redeem some or all of the 7.75% Notes at a redemption price of 105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively, plus accrued and unpaid interest. Additionally, from time to time, before April 15, 2014, the Issuers may redeem up to 35% of the 7.75% Notes at a redemption price equal to 107.75% of the then outstanding principal balance, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control.  Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then outstanding 7.75% Notes, DJOFL will be required to make an offer to repurchase all of the then outstanding 7.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants.  The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2012, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet the ratios required by certain of those covenants. A breach of any of these covenants in the future could result in a default under the Amended Senior Secured Credit Facility or the 8.75% Indenture,  the 10.875% Indenture, the 9.75% Indenture or the 7.75% Indenture (collectively, the Indentures), at which time the lenders thereunder could elect to declare all amounts outstanding under the Amended Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Debt Issuance Costs

As of March 31, 2012 and December 31, 2011, we had $47.3 million and $34.0 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2012, we capitalized $15.6 million of debt issuance costs incurred in connection with the issuance of $230.0 million aggregate principal of 8.75% Notes and the amendment and extension of our Amended Senior Secured Credit Facility. For the three months ended March 31, 2012 and April 2, 2011, amortization of debt issuance costs was $2.0 million and $1.8 million, respectively, and was included in interest expense in our unaudited condensed consolidated statements of operations.

Loss on Modification and Extinguishment of Debt

During the three months ended March 31, 2012, we recognized a loss on modification and extinguishment of debt of $9.3 million, consisting of $8.5 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

9.  INCOME TAXES

Income taxes for the interim periods presented have been included in our unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amount which would have been recorded using the U.S. statutory tax rate due primarily to certain foreign and U.S. federal and state valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings.

For the three months ended March 31, 2012, we recorded an income tax provision of approximately $2.4 million on a pre-tax loss of $26.7 million, resulting in a negative effective tax rate of 9.0%.  For the three months ended April 2, 2011 we recorded an income tax benefit of $7.5 million on a pre-tax loss of $28.4 million, resulting in an effective tax rate of 26.3%. The difference in the tax benefit recorded during the three months ended March 31, 2012 and April 2, 2011 is primarily due to U.S. federal and state valuation allowances provided against deferred tax assets which were recorded in the first quarter of 2012 and differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded a valuation allowance against a portion of our deferred tax assets related to our 2012 U.S. federal and state net operating losses.  We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. In recognition of this risk, we have provided a valuation allowance of $9.9 million on the deferred tax assets relating to the net operating loss carryforwards generated in the first quarter of 2012. If our assumptions change and we determine we will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense. The establishment of this valuation allowance does not preclude us from using our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Internal Revenue Service (IRS) completed its field examination of the 2005 and 2006 tax years during the first half of 2010. The IRS has proposed material adjustments related to transaction cost, stock option, and bad debt deductions included in our 2006 tax return. During the second quarter of 2012, we engaged in discussions with IRS appeals officers with respect to the adjustments proposed by the IRS exam team during its examination. While the timing of the appeals process is unclear, based on discussions and various ongoing negotiations with IRS appeals officers, we do not expect a material reduction to our currently unreserved net operating losses to result from the finalization of the process.

At December 31, 2011, our gross unrecognized tax benefits were $19.4 million. For the three months ended March 31, 2012, we increased our gross unrecognized tax benefits by $0.1 million, resulting in total gross unrecognized tax benefits of $19.5 million at the end of the period. As of March 31, 2012, we have $2.4 million accrued for interest and penalties. To the extent our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. Based upon our discussions and ongoing negotiations with IRS appeals officers with respect to the audit of our 2005 and 2006 income tax returns, it is estimated that a reduction to our unrecognized tax benefits of $8.8 million will result when the appeals process is finalized. In addition, we anticipate that approximately $0.8 million of uncertain tax benefits related to transfers of intellectual property and an additional $0.5 million of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statute of limitations. As of March 31, 2012, we have unrecognized tax benefits of approximately $4.7 million, which, if recognized, would impact the effective tax rate in future periods.

10.  STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock Option Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (2007 Plan) under which we are authorized to grant awards of stock, options, and other stock-based awards of shares of common stock of our indirect parent, DJO, subject to adjustment in certain events. In February 2012, we amended the 2007 Plan to increase the number of shares available to grant from 7,925,529 to 10,575,529.

Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant and will expire no more than ten years from the date of grant. We adopted a form of non-statutory stock option agreement (DJO Form Option Agreement) for employee stock option awards under the 2007 Plan, as amended.

Options granted under the DJO Form Option Agreement prior to those granted in 2012 vest as follows: one-third of each stock option grant will vest over a specified period of time contingent solely upon the awardees’ continued employment with us (Time-Based Tranche). Another one-third of each stock option grant will vest upon achieving a minimum return of money on invested capital (MOIC), as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Tranche). The final one-third of each stock option grant will vest based upon achieving an increased minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Enhanced Market Return Tranche).

During the three months ended March 31, 2012, the compensation committee granted 2,135,000 options which vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event of Blackstone achieving a minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

Stock-Based Compensation

In addition to the 2,135,000 Performance Options granted, during the three months ended March 31, 2012, we granted 326,767 stock options to members of DJO’s Board of Directors. Of these options, 303,767 were granted to DJO’s Chairman of the Board, and vest as follows: one-third of the stock option grant will vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date (Director Service Options), provided that the optionee continues to serve as the Chairman of the Board; one-third of the stock option grant will vest in the same manner as the Market Return Tranche; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Tranche. The remaining 23,000 options were Director Service Options granted to the other members of our Board of Directors.

The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the three months ended March 31, 2012 was $6.08.

During the three months ended April 2, 2011 we did not grant any stock options.

The following table summarizes certain assumptions we used to estimate the fair value of the options granted during the three months ended March 31, 2012:

Expected volatility	35.3%
Risk-free interest rate	1.5%
Expected years until exercise	6.2
Expected dividend yield	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of goods sold	39	49
Operating Expenses:
Selling, general and administrative	791	841
Research and development	28	15
	$858	$905

For the Performance Options granted during the three months ended March 31, 2012, we only recognized expense for the options which have the potential to vest based on achievement of the 2012 Adjusted EBITDA target, as we believe that it is probable that the target will be met. We have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA targets for years 2013-2015, as these targets have not yet been established.

In each of the periods presented, for the options granted prior to 2012 under the DJO Form Option Agreement, we only recognized expense for options granted to employees in the Time-Based Tranche, as the performance and market components of the Market Return Tranche and Enhanced Market Return Tranche are not deemed probable at this time.

Stock-based compensation expense for options granted to non employees was not significant to the Company for all periods presented and was included in selling, general and administrative expense in our unaudited consolidated statements of operations.

11. EQUITY

During the three months ended March 31, 2012, DJO sold 60,753 shares of its common stock at $16.46 per share to the new DJO Chairman of the Board, subject to execution of a stockholder agreement containing certain rights and restrictions. Net proceeds of $1.0 million from the share purchases were contributed by DJO to us and are included in member capital in our unaudited condensed consolidated balance sheet as of March 31, 2012. The proceeds were used for working capital purposes.

12.  RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three month periods presented, we recognized $1.75 million related to the annual monitoring fee, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 80 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps, and in some cases, the manufacturers of the anesthetics used in these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from more than 360 cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 55 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In the past two years, we have entered into settlements with plaintiffs in approximately 60 pain pump lawsuits. Of these, we have settled approximately 34 cases in joint settlements involving our first manufacturer and we have settled approximately 26 cases involving our second manufacturer in each of which the manufacturer’s carrier has made some contribution to our settlement amount or any joint settlement, but for which we are seeking indemnity for the balance of our costs. As of March 31, 2012, the range of potential loss is not estimable.

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

Pain Pump-Related Health Insurance Portability and Accountability Act (HIPAA) Subpoena

On August 2, 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena, which was issued by the United States Attorney’s Office for the Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

Pain Pump Investigation — U.S. Attorney’s Office for the Western District of Missouri

In January 2012, the Company became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding the Company’s previous sale and marketing of pain pump devices.  The investigation relates to whether the Company caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. The Company believes that this investigation is related to the investigation by the United States Attorney’s Office for the Central District of California that is described above.  The Company denies that it improperly promoted the pain pump devices and believes that its marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of March 31, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors.  A total of ten of the plaintiffs included in the cases filed against us have been selected as the first “bellwether” cases to be tried, of which four will go to trial in September 2012.  Discovery is proceeding on these bellwether cases.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2011 and June 30, 2012. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to invasive products (principally our surgical implant products) and $50,000 per claim for claims relating to all other covered products,  with an aggregate self-insured retention of $2 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims beyond the end of that policy period. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the 2009-2010 policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage for current and future pain pump claims has a total limit of $105 million (less amounts paid for claims reported to date). Concurrently with the exclusion of our cold therapy products from our current primary products coverage, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011.  This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had total limits of $50 million. We also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $300,000 per claim and an aggregate deductible of $4 million.  We believe we have adequate insurance coverage for our product liability claims.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of DJO’s principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion was denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action and as of March 31, 2012, we cannot estimate a range of potential loss, fines or damages.

14. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market through podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses and various non-recurring and integration charges, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined. Moreover, we do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales:
Bracing and Vascular Segment	$105,285	$78,179
Recovery Sciences Segment	84,269	85,158
International Segment	71,513	69,865
Surgical Implant Segment	17,880	16,509
	$278,947	$249,711
Gross profit:
Bracing and Vascular Segment	$54,514	$42,687
Recovery Sciences Segment	63,465	64,754
International Segment	39,896	39,549
Surgical Implant Segment	13,658	11,888
Expenses not allocated to segments and eliminations	(821)	(2,323)
	$170,712	$156,555
Operating income:
Bracing and Vascular Segment	$20,047	$14,396
Recovery Sciences Segment	20,516	23,679
International Segment	14,938	13,203
Surgical Implant Segment	1,988	343
Expenses not allocated to segments and eliminations	(35,620)	(39,702)
	$21,869	$11,919

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales:
United States	$207,433	$179,792
Germany	21,981	23,200
Other Europe, Middle East and Africa	27,261	27,689
Asia Pacific	2,358	5,685
Other	19,914	13,345
	$278,947	$249,711

15.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, DJO Finco, issued $575.0 million and $100.0 million of 10.875% Notes in November 2007 and January 2010, respectively (of which $465.0 million aggregate principal remains outstanding), $300.0 million of 9.75% Notes in October 2010, $300.0 million of 7.75% Notes in April 2011 and $230.0 million of 8.75% Notes in March 2012. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

The 8.75% Notes are jointly and severally, fully and unconditionally guaranteed, on a senior secured basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 10.875% Notes and 7.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by the Guarantors. The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee the notes. The Guarantors also unconditionally guarantee the Amended Senior Secured Credit Facility.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 31, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,257	$2,355	$19,452	$(2)	$49,062
Accounts receivable, net	—	127,317	38,526	—	165,843
Inventories, net	—	109,567	30,955	(7,850)	132,672
Deferred tax assets, net	—	43,183	275	—	43,458
Prepaid expenses and other current assets	116	11,675	3,643	541	15,975
Total current assets	27,373	294,097	92,851	(7,311)	407,010
Property and equipment, net	—	93,778	13,397	(782)	106,393
Goodwill	—	1,150,269	110,650	(29,700)	1,231,219
Intangible assets, net	—	1,077,916	31,333	—	1,109,249
Investment in subsidiaries	1,297,699	1,686,366	100,512	(3,084,577)	—
Intercompany receivables	1,114,415	—	—	(1,114,415)	—
Other non-current assets	47,287	2,298	1,648	—	51,233
Total assets	$2,486,774	$4,304,724	$350,391	$(4,236,785)	$2,905,104

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$48,978	$10,735	$—	$59,713
Current portion of debt and capital lease obligations	8,608	28	—	—	8,636
Other current liabilities	44,428	59,873	25,247	518	130,066
Total current liabilities	53,036	108,879	35,982	518	198,415
Long-term debt and capital lease obligations	2,163,699	—	—	—	2,163,699
Deferred tax liabilities, net	—	240,431	10,447	3,515	254,393
Intercompany payables, net	—	948,717	165,698	(1,114,415)	—
Other long-term liabilities	—	14,507	1,528	—	16,035
Total liabilities	2,216,735	1,312,534	213,655	(1,110,382)	2,632,542
Noncontrolling interests	—	—	2,523	—	2,523
Total membership equity	270,039	2,992,190	134,213	(3,126,403)	270,039
Total liabilities and equity	$2,486,774	$4,304,724	$350,391	$(4,236,785)	$2,905,104

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$231,782	$67,635	$(20,470)	$278,947
Cost of sales (exclusive of amortization of intangible assets of $9,837)	—	91,140	46,146	(29,051)	108,235
Gross profit	—	140,642	21,489	8,581	170,712

Operating expenses:
Selling, general and administrative	—	96,700	20,957	—	117,657
Research and development	—	5,756	917	—	6,673
Amortization of intangible assets	—	23,505	1,008	—	24,513
	—	125,961	22,882	—	148,843
Operating income (loss)	—	14,681	(1,393)	8,581	21,869

Other income (expense):
Interest expense	(42,045)	—	(26)	—	(42,071)
Interest income	4	15	14	—	33
Loss on modification and extinguishment of debt	(9,308)	—	—	—	(9,308)
Other income, net	—	1,210	1,612	—	2,822
Intercompany income (expense), net	—	463	(520)	57	—
Equity in income of subsidiaries, net	21,995	—	—	(21,995)	—
	(29,354)	1,688	1,080	(21,938)	(48,524)
(Loss) income before income taxes	(29,354)	16,369	(313)	(13,357)	(26,555)
Income tax benefit (provision)	—	3,044	(1,917)	(3,515)	(2,388)
Net (loss) income	(29,354)	19,413	(2,230)	(16,872)	(29,043)
Net income attributable to noncontrolling interests	—	—	(311)	—	(311)
Net (loss) income attributable to DJOFL	$(29,354)	$19,413	$(2,541)	$(16,872)	$(29,354)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(29,354)	$19,413	$(2,230)	$(16,872)	$(29,043)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	6,097	1,319	(91)	7,325
Amortization of intangible assets	—	23,505	1,008	—	24,513
Amortization of debt issuance costs and non-cash interest expense	2,501	—	—	—	2,501
Loss on modification and extinguishment of debt	9,308	—	—	—	9,308
Stock-based compensation expense	—	858	—	—	858
Loss on disposal of assets, net	—	107	193	—	300
Deferred income tax expense (benefit)	—	(3,614)	267	3,515	168
Provision for doubtful accounts and sales returns	—	5,098	(65)	—	5,033
Inventory reserves	—	1,531	85	—	1,616
Equity in income of subsidiaries, net	(21,995)	—	—	21,995	—

Changes in operating assets and liabilities:
Accounts receivable	—	(7,318)	(3,628)	—	(10,946)
Inventories	—	(4,372)	5,365	(4,596)	(3,603)
Prepaid expenses and other assets	44	3,789	(434)	(92)	3,307
Accounts payable and other current liabilities	23,565	4,010	(3,632)	2,023	25,966
Net cash (used in) provided by operating activities	(15,931)	49,104	(1,752)	5,882	37,303

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(5,998)	(1,509)	(17)	(7,524)
Other investing activities, net	—	114	—	—	114
Net cash used in investing activities	—	(5,884)	(1,509)	(17)	(7,410)

Cash Flows from Financing Activities:
Intercompany	49,106	(42,633)	(605)	(5,868)	—
Proceeds from issuance of debt	719,700	—	—	—	719,700
Repayments of debt and capital lease obligations	(715,489)	(10)	—	—	(715,499)
Payment of debt issuance costs	(24,902)	—	—	—	(24,902)
Investment by parent	1,000	—	—	—	1,000
Net cash provided by (used in) financing activities	29,415	(42,643)	(605)	(5,868)	(19,701)
Effect of exchange rate changes on cash and cash equivalents	—	—	701	—	701
Net increase (decrease) in cash and cash equivalents	13,484	577	(3,165)	(3)	10,893
Cash and cash equivalents at beginning of period	13,773	1,778	22,617	1	38,169
Cash and cash equivalents at end of period	$27,257	$2,355	$19,452	$(2)	$49,062

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$203,089	$65,828	$(19,206)	$249,711
Cost of sales (exclusive of amortization of intangible assets of $9,358)	—	76,175	41,577	(24,596)	93,156
Gross profit	—	126,914	24,251	5,390	156,555

Operating expenses:
Selling, general and administrative	—	94,220	22,844	—	117,064
Research and development	—	5,900	1,243	—	7,143
Amortization of intangible assets	—	19,417	1,012	—	20,429
	—	119,537	25,099	—	144,636
Operating income (loss)	—	7,377	(848)	5,390	11,919

Other income (expense):
Interest expense	(41,031)	(7)	(89)	—	(41,127)
Interest income	4	77	29	—	110
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income, net	—	1,342	1,430	—	2,772
Intercompany income (expense)	6,539	(5,765)	(1,337)	563	—
Equity in income of subsidiaries, net	15,314	—	—	(15,314)	—
	(21,239)	(4,353)	33	(14,751)	(40,310)
(Loss) income before income taxes	(21,239)	3,024	(815)	(9,361)	(28,391)
Income tax benefit (provision)	—	8,290	(823)	—	7,467
Net (loss) income	(21,239)	11,314	(1,638)	(9,361)	(20,924)
Net income attributable to noncontrolling interests	—	—	(315)	—	(315)
Net (loss) income attributable to DJOFL	$(21,239)	$11,314	$(1,953)	$(9,361)	$(21,239)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 2, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(21,239)	$11,314	$(1,638)	$(9,361)	$(20,924)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	5,450	1,304	3	6,757
Amortization of intangible assets	—	19,417	1,012	—	20,429
Amortization of debt issuance costs and non-cash interest expense	1,959	—	—	—	1,959
Stock-based compensation expense	—	906	—	—	906
Loss on disposal of assets, net	—	128	108	—	236
Deferred income tax benefit	(598)	(7,692)	(120)	—	(8,410)
Provision for doubtful accounts and sales returns	—	6,151	200	—	6,351
Inventory reserves	—	1,137	709	—	1,846
Equity in income of subsidiaries, net	(15,314)	—	—	15,314	—

Changes in operating assets and liabilities:
Accounts receivable	—	(8,399)	(6,541)	—	(14,940)
Inventories	—	(5,931)	3,803	(3,281)	(5,409)
Prepaid expenses and other assets	44	1,579	(523)	2	1,102
Accounts payable and other current liabilities	23,956	13,906	916	483	39,261
Net cash (used in) provided by operating activities	(11,192)	37,966	(770)	3,160	29,164

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(59,644)	—	—	(59,644)
Purchases of property and equipment	—	(8,151)	(1,688)	(2)	(9,841)
Other investing activities, net	—	284	1	—	285
Net cash used in investing activities	—	(67,511)	(1,687)	(2)	(69,200)

Cash Flows from Financing Activities:
Intercompany	(35,038)	31,141	7,055	(3,158)	—
Proceeds from issuance of debt	57,000	—	—	—	57,000
Repayments of debt and capital lease obligations	(17,195)	(11)	(1)	—	(17,207)
Payment of debt issuance costs	(23)	—	—	—	(23)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(682)	—	(682)
Net cash provided by financing activities	4,744	31,130	6,372	(3,158)	39,088
Effect of exchange rate changes on cash and cash equivalents	—	—	1,407	—	1,407
Net (decrease) increase in cash and cash equivalents	(6,448)	1,585	5,322	—	459
Cash and cash equivalents at beginning of period	16,601	621	20,910	—	38,132
Cash and cash equivalents at end of period	$10,153	$2,206	$26,232	$—	$38,591

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

Forward-Looking Statements

This report, and the following management’s discussion and analysis, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in Part II, Item 1A of this report and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 21, 2012, describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Overview of Business

We are a global developer, manufacturer and distributor of medical devices that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga, DJO Surgical, Dr. Comfort® and Compex®.

Operating Segments

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems and compression therapy products, primarily under our DonJoy, ProCare and Aircast brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. In addition, included within this segment is our Dr. Comfort business, which develops and manufactures therapeutic footwear and related medical and comfort products serving the diabetes care market through podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 14 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses and various non-recurring and integration charges, as defined by management.

	Three Months Ended
($ in thousands)	March 31, 2012	April 2, 2011
Bracing and Vascular:
Net sales	$105,285	$78,179
Gross profit	$54,514	$42,687
Gross profit margin	51.8%	54.6%
Operating income	$20,047	$14,396
Operating income as a percent of net segment sales	19.0%	18.4%

Recovery Sciences:
Net sales	$84,269	$85,158
Gross profit	$63,465	$64,754
Gross profit margin	75.3%	76.0%
Operating income	$20,516	$23,679
Operating income as a percent of net segment sales	24.3%	27.8%

International:
Net sales	$71,513	$69,865
Gross profit	$39,896	$39,549
Gross profit margin	55.8%	56.6%
Operating income	$14,938	$13,203
Operating income as a percent of net segment sales	20.9%	18.9%

Surgical Implant:
Net sales	$17,880	$16,509
Gross profit	$13,658	$11,888
Gross profit margin	76.4%	72.0%
Operating income	$1,988	$343
Operating income as a percent of net segment sales	11.1%	2.1%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. The three months ended March 31, 2012 and April 2, 2011 each included 64 shipping days.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	March 31, 2012		April 2, 2011

Net sales	$278,947	100.0%	$249,711	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	108,235	38.8	93,156	37.3
Gross profit	170,712	61.2	156,555	62.7

Operating expenses:
Selling, general and administrative	117,657	42.2	117,064	46.9
Research and development	6,673	2.4	7,143	2.9
Amortization of intangible assets	24,513	8.8	20,429	8.2
	148,843	53.4	144,636	58.0
Operating income	21,869	7.8	11,919	4.7

Other income (expense):
Interest expense	(42,071)	(15.1)	(41,127)	(16.5)
Interest income	33	0.0	110	0.0
Loss on modification and extinguishment of debt	(9,308)	(3.3)	(2,065)	(0.8)
Other income, net	2,822	1.0	2,772	1.1
	(48,524)	(17.4)	(40,310)	(16.2)
Loss before income taxes	(26,655)	(9.6)	(28,391)	(11.5)
Income tax (provision) benefit	(2,388)	(0.9)	7,467	3.0
Net loss	(29,043)	(10.4)	(20,924)	(14.5)
Net income attributable to noncontrolling interest	(311)	(0.1)	(315)	(0.1)
Net loss attributable to DJO Finance LLC	$(29,354)	(10.5)%	$(21,239)	(14.6)%

(1)          Cost of sales is exclusive of amortization of intangible assets of $9,837 and $9,358 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Three Months Ended March 31, 2012 (First Quarter 2012) compared to Three Months Ended April 2, 2011 (First Quarter 2011)

Net Sales.  Net sales for First Quarter 2012 were $278.9 million as compared to $249.7 million for First Quarter 2011, representing an 11.7% increase. This increase was driven primarily by sales of new products and by sales from our 2011 acquisitions of Dr. Comfort and Circle City, partially offset by unfavorable changes in foreign exchange rates. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Quarter 2012	% of Net Sales	First Quarter 2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$105,285	37.7%	$78,179	31.3%	$27,106	34.7%
Recovery Sciences	84,269	30.2	85,158	34.1	(889)	(1.0)
International	71,513	25.6	69,865	28.0	1,648	2.4
Surgical Implant	17,880	6.5	16,509	6.6	1,371	8.3
	$278,947	100.0%	$249,711	100.0%	$29,236	11.7%

Net sales in our Bracing and Vascular segment were $105.3 million for First Quarter 2012 and $78.2 million for First Quarter 2011. The increase in First Quarter 2012 as compared to First Quarter 2011 was primarily attributable to our acquisition of Dr. Comfort, which contributed revenue of $19.0 million in First Quarter 2012. First Quarter 2012 also included $1.8 million of net sales, attributable to our Circle City business. In addition, First Quarter 2012 revenue was positively impacted by net sales of new products including the Exos range of upper extremity products and our Reaction knee brace.

Net sales in our Recovery Sciences segment were $84.3 million for First Quarter 2012, and $85.2 million for First Quarter 2011, primarily driven by decreased sales in our Empi business unit which declined by $2.5 million in First Quarter 2012 as compared to First Quarter 2011. The decline in Empi net sales was primarily due to decreases in third party insurance reimbursement for certain products.  Aggregate net sales of the Regeneration business unit and the Chattanooga business unit reflected modest growth in First Quarter 2012 compared to First Quarter 2012, primarily due to an increased number of units sold.

Net sales in our International segment were $71.5 million for First Quarter 2012 and $69.9 million for First Quarter 2011. The increase was primarily driven by $0.5 million in net sales from our newly acquired Dr. Comfort business, and sales of new products. These increases were partially offset by the unfavorable impact of foreign exchange rates in effect during First Quarter 2012 as compared to foreign exchange rates in effect during First Quarter 2011, which impacted net sales by $2.2 million.

Net sales in our Surgical Implant segment were $17.9 million for First Quarter 2012 and $16.5 million for First Quarter 2011. The increase was driven primarily by strong sales of our shoulder and hip products, including recently launched products.

Gross Profit.  Consolidated gross profit as a percentage of net sales was 61.2% for First Quarter 2012, compared to 62.7% for First Quarter 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.8% for First Quarter 2012, compared to 54.6% for first quarter 2011. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Recovery Sciences segment as a percentage of net sales decreased to 75.3% for First Quarter 2012, from 76.0% for First Quarter 2011. The decrease was primarily due to reduced average selling prices of certain products, primarily in our Empi business unit.

Gross profit in our International segment as a percentage of net sales decreased to 55.8% for First Quarter 2012, from 56.6% for First Quarter 2011. The decrease was primarily driven by unfavorable changes in foreign exchange rates in effect in during First Quarter 2012 as compared to foreign exchange rates in effect during First Quarter 2011.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 76.4% for First Quarter 2012, compared to 72.0% for First Quarter 2011, primarily due to the mix of products sold.

Selling, General and Administrative (SG&A). SG&A was $117.7 million for First Quarter 2012 and $117.1 million for First Quarter 2011. As a percentage of sales, SG&A expense decreased to 42.2% for First Quarter 2012 from 46.9% for First Quarter 2011.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Quarter 2012	First Quarter 2011
Integration charges:
Employee severance and relocation	$1,070	$845
U.S commercial sales and marketing reorganization	38	792
Acquisition related expenses and integration	294	1,202
CEO transition	173	1,327
Other non-recurring and integration charges	1,525	559
Litigation costs and settlements, net	1,913	1,808
ERP implementation	2,859	9,630
	$7,872	$16,163

Research and Development (R&D).  R&D expense was $6.7 million and $7.1 million for First Quarter 2012 and First Quarter 2011, respectively.  As a percentage of net sales, R&D decreased to 2.4% for First Quarter 2012 from 2.9% for First Quarter 2011.

Amortization of Intangible Assets. Amortization of intangible assets was $24.5 million and $20.4 million for First Quarter 2012 and First Quarter 2011, respectively. The increase is due to intangible assets resulting from our 2011 acquisitions of Dr. Comfort, Circle City and BetterBraces.com.

Interest Expense.  Interest expense was $42.1 million and $41.1 million for First Quarter 2012 and First Quarter 2011, respectively. The increase is primarily due to increased borrowings outstanding in First Quarter 2012 as compared to First Quarter 2011.

Loss on Modification and Extinguishment of Debt. During the three months ended March 31, 2012, we recognized a loss on modification and extinguishment of debt of $9.3 million, consisting of $8.5 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

Other Income, Net.  Other income was $2.8 million for First Quarter 2012 and First Quarter 2011. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Benefit.  For First Quarter 2012, we recorded an income tax expense of $2.4 million on a pre-tax loss of $26.7 million, resulting in a negative effective tax rate of 9.0%. For First Quarter 2011, we recorded income tax benefit of $7.5 million on a pre-tax loss of $28.4 million, resulting in a 26.3% effective tax rate. The difference in the tax benefit recorded during First Quarter 2012 and First Quarter 2011 is primarily attributable to U.S. federal and state valuation allowances provided against deferred tax assets which were recorded in the quarter and differences in the projected annualized effective tax rates for each year as determined by the Company. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of March 31, 2012, our primary sources of liquidity consisted of cash and cash equivalents totaling $49.1 million and our $100.0 million revolving credit facility, of which $59.0 million was available. Working capital at March 31, 2012 was $208.6 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Amended Senior Secured Credit Facility, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the Amended Senior Secured Credit Facility in the future if we do not. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First Quarter 2012	First Quarter 2011
Cash provided by operating activities	$37,303	$29,164
Cash used in investing activities	(7,410)	(69,200)
Cash (used in) provided by financing activities	(19,701)	39,088
Effect of exchange rate changes on cash and cash equivalents	701	1,407
Net increase in cash and cash equivalents	$10,893	$459

Cash Flows

Operating activities provided cash of $37.3 million and $29.2 million in First Quarter 2012 and First Quarter 2011, respectively, primarily reflecting our net loss adjusted for non-cash expenses. Cash paid for interest was $15.9 million and $9.0 million in First Quarter 2012 and First Quarter 2011, respectively.

Investing activities used $7.4 million and $69.2 million of cash in First Quarter 2012 and First Quarter 2011, respectively. Cash used in investing activities for First Quarter 2012 primarily consisted of $7.5 million of cash for purchases of property and equipment. Cash used in investing activities for First Quarter 2011 primarily consisted of $59.6 million of net cash paid for acquisitions, including $44.9 million, $11.7 million, and $3.0 million for the acquisitions of ETI, Circle City, and BetterBraces.com, respectively.  In addition, investing activities used $9.8 million of cash in First Quarter 2011 for purchases of property and equipment, including $2.4 million paid for our ERP system.

Financing activities used $19.7 million and provided $39.1 million of cash for First Quarter 2012 and First Quarter 2011, respectively. Cash used in financing activities in First Quarter 2012 consisted of proceeds from the borrowings under our Amended Senior Secured Credit Facility and the 9.75% Notes, offset by payments of the Original Senior Secured Credit Facility and the 10.875% Notes and the payment of $24.9 million of debt issuance costs. Cash provided by financing activities in First Quarter 2011 was primarily related to net borrowings of $42.0 million from our revolving credit facility which, together with cash on hand, were used to fund the acquisitions of ETI and Circle City.

For the remainder of 2012, we expect to spend cash of approximately $191.4 million for the following:

• $46.6 million for scheduled principal and estimated interest payments on our senior secured credit facility;

• $9.8 million for scheduled interest payments on our 8.75% second priority senior secured notes;

• $50.6 million for scheduled interest payments on our 10.875% senior unsecured notes;

• $23.3 million for scheduled interest payments on our 7.75% senior unsecured notes;

• $29.3 million for scheduled interest payments on our 9.75% senior subordinated notes; and

• $31.8 million for capital expenditures.

Indebtedness

As of March 31, 2012, our total indebtedness was $2,179.6 million, before net unamortized original issue discount of $7.2 million.

Senior Secured Credit Facility

Overview.  On November 20, 2007, we entered into a Senior Secured Credit Facility (Original Senior Secured Credit Facility) consisting of a $1,065.0 million term loan facility maturing in May 2014 (Original Term Loans) and a $100.0 million revolving credit facility maturing in November 2013 (Original Revolving Credit Facility). We issued the Original Term Loans at a 1.2% discount.

On March 20, 2012, we entered into an Amendment and Restatement Agreement to amend and restate our Original Senior Secured Credit Facility (Amended Senior Secured Credit Facility), which (1) permitted the issuance of $230.0 million aggregate principal of 8.75% second priority senior secured notes (2) extended the maturity of $564.7 million of term loans outstanding under the Original Senior Secured Credit Facility to the earlier of November 1, 2016 or August 15, 2014, if on such date the aggregate principal amount of our 10.875% senior unsecured notes is not less than $150.0 million (Extended Term Loans); (3) provided for the issuance of a new tranche of $350.0 million of term loans that will mature on the earlier of September 15, 2017 or August 15, 2014 if on such date the aggregate outstanding principal amount of our 10.875% senior unsecured notes is not less than $150.0 million; (4) deemed certain previous acquisitions and investments to be permitted under the terms of the Amended Senior Secured Credit Facility; (5) increased the total net leverage ratio limitation in the permitted acquisitions covenant from 7.0x to 7.5x; (6) changed the financial maintenance covenant from a senior secured leverage ratio covenant to a new Senior Secured first lien leverage ratio covenant; (7) replaced our Original Revolving Credit Facility with a new $100.0 million revolving credit facility (Revolving Credit Facility) which matures on the earlier of March 14, 2017 or August 15, 2014, if on such date the aggregate principal amount of 10.875% senior unsecured notes is not less than $150.0 million.

On March 30, 2012, we entered into Amendment No. 1 to our Amended Senior Secured Credit Facility which, among other things, provided for the issuance of an additional $105.0 million of term loans that will mature on the earlier of September 15, 2017 or August 15, 2014, if on such date the outstanding aggregate principal amount of our 10.875% senior unsecured notes is not less than $150.0 million. The net proceeds from the issuance were used to repay $103.5 million aggregate principal of existing term loans under the Original Senior Secured Credit Facility and to pay related fees, premiums and expenses.

Collectively, the $350.0 million of term loans issued on March 20, 2012 and the $105.0 million of term loans issued on March 30, 2012 are referred to as the New Term Loans.

The New Term Loans were issued at a discount as follows: $350.0 million of the New Term Loans were issued at a 1.5% discount and $105.0 million of the New Term Loans were issued at a 1.0% discount. We are amortizing the $6.3 million aggregate original issue discount using the effective interest method.

The net proceeds from the New Term Loans were used to repay the remaining portion of the Original Term Loans which would have matured in May 2014, and to repay a portion of the Extended Term Loans.

As of March 31, 2012, the balance of term loans outstanding under the Amended Senior Secured Credit Facility was $843.5 million (exclusive of $10.2 million of unamortized original issue discount) and there were $41.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest Rates. The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans or the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. The LIBOR floor applicable with respect to the Eurodollar component of interest rates on New Term Loan borrowings is 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of March 31, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.75%.

Fees.  In addition to paying interest on outstanding principal under the Amended Senior Secured Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum, subject to step-downs based upon the achievement of certain leverage ratios. We must also pay customary letter of credit fees.

Principal Payments.  We are required to pay annual payments in equal quarterly installments on the New Term Loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with the remaining amount payable in full at maturity in September 2017. We are required to pay annual payments in equal quarterly installments on the Extended Term Loans in an amount equal to 1.00% of the funded total principal amount through September 2016, with any remaining amount payable in full at maturity in November 2016.

Certain Covenants and Events of Default.  The Amended Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

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

•                  amend material agreements governing our subordinated indebtedness; and

•                  change our lines of business.

Pursuant to the terms of the credit agreement relating to the Amended Senior Secured Credit Facility, we are required to maintain a maximum Senior Secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended March 31, 2012. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Amended Senior Secured Credit Facility and the Indentures governing our 8.75% second priority senior secured notes (8.75% Notes), 10.875% senior unsecured notes (10.875% Notes), 7.75% senior unsecured notes (7.75% Notes) and 9.75% senior subordinated notes (9.75% Notes). Adjusted EBITDA is a material component of these covenants. As of March 31, 2012, our actual Senior Secured first lien leverage ratio was within the required ratio at 2.99:1.

Adjusted EBITDA should not be considered as an alternative to net (loss) income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net (loss) income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our Amended Senior Secured Credit Facility allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Note indentures

The Indentures governing the $230.0 million principal amount of 8.75% Notes, $465.0 million principal amount of 10.875% Notes, $300.0 million principal amount of 7.75% Notes, and $300.0 million principal amount of 9.75% Notes (collectively, the Notes) limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 31, 2012, measured on that date, was below the required ratio for such additional incurrence or payments at 1.71:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the Senior Secured first lien leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of March 31, 2012:

	Covenant Requirements	Actual Ratios
Amended Senior Secured Credit Facility:
Maximum ratio of Senior Secured first lien leverage to Adjusted EBITDA	4.25:1	2.99:1
Notes:
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.71:1

As described above, our Amended Senior Secured Credit Facility and the Indentures governing the Notes represent significant components of our capital structure. Under our Amended Senior Secured Credit Facility, we are required to maintain specified Senior Secured first lien leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the Senior Secured first lien leverage ratio under our Amended Senior Secured Credit Facility, we would be in default under the credit facility. Upon the occurrence of an event of default under the Amended Senior Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Amended Senior Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Amended Senior Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Amended Senior Secured Credit Facility. Any acceleration under the Amended Senior Secured Credit Facility would also result in a default under the Indentures governing the Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Our ability to meet the covenants specified above will depend on future events, many of which are beyond our control, and we cannot assure you that we will meet those covenants. A breach of any of these covenants in the future could result in a default under our Amended Senior Secured Credit Facility and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our Amended Senior Secured Credit Facility to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended March 31, 2012 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Amended Senior Secured Credit Facility and the Indentures.

	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012

Net loss attributable to DJO Finance LLC	$(29,354)	$(222,584)
Interest expense, net	42,038	170,008
Income tax provision (benefit)	2,388	(42,689)
Depreciation and amortization	31,838	125,903
Non-cash charges (a)	844	163,303
Non-recurring and integration charges (b)	8,719	55,947
Other adjustment items, before adjustments applicable for the twelve month period only (c)	8,591	20,558
Adjusted EBITDA before other adjustment items applicable to the twelve month period only	65,064	270,446

Other adjustment items applicable to the twelve month period only (d)
Pre-acquisition Adjusted EBITDA	—	689
Future cost savings	—	5,236
Adjusted EBITDA	$65,064	$276,371

(a)          Non-cash charges are comprised of the following (in thousands):

	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012

Stock-based compensation expense	$858	$2,653
Impairment of goodwill and intangible assets	—	141,006
Impairment of Chattanooga assets held for sale	—	350
Impairment of fixed assets	—	7,116
Purchase accounting adjustments	—	11,779
Loss (gain) on disposal of assets, net	(14)	399
Total non-cash charges	$844	$163,303

(b)          Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012

Integration charges:
U.S. commercial sales and marketing reorganization	$820	$1,483
Chattanooga integration	—	111
CEO transition	183	3,126
Acquisition related expenses and integration (1)	466	7,925
Other non-recurring and integration charges	2,065	10,997
Litigation costs and settlements, net	1,913	7,311
Additional products liability insurance (2)	—	3,107
ERP implementation and other automation projects	3,272	21,887
Total non-recurring and integration charges	$8,719	$55,947

(1)         Consists of direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(2)         Primarily consists of insurance premiums related to the purchase of a supplemental extended reporting period for product liability claims related to our cold therapy products, for which annual insurance coverage was not renewed.

(c) Other adjustment items are comprised of the following (in thousands):

	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012

Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	311	878
Loss on modification and extinguishment of debt (1)	9,308	9,308
Other (2)	(2,778)	3,372
Total other adjustment items	$8,591	$20,558

(1)         Loss on modification and extinguishment of debt consists of $8.5 million of arrangement and amendment fees and other fees and expenses in connection with the amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

(2)          Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)                   Other adjustment items applicable for the twelve month period only include pre-acquisition Adjusted EBITDA of Dr. Comfort and future cost savings related to the acquisitions of Dr. Comfort, ETI and Circle City.

Critical Accounting Policies and Estimates

We have disclosed in our unaudited condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2011 Annual Report on Form 10-K. We believe that the accounting principles utilized in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carryforwards (NOLs). We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies.  During the three months ended March 31, 2012, we determined that it was not more likely than not that certain U.S federal and state deferred tax assets would be realized. We therefore established a valuation allowance against those deferred tax assets.

Our gross deferred tax asset balance was approximately $209.0 million at March 31, 2012 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and NOLs (see Note 9 to our unaudited condensed consolidated financial statements). As of March 31, 2012, we maintained a valuation allowance of $15.9 million due to uncertainties related to our ability to realize certain NOLs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. Our $1,295.0 million aggregate principal of Notes consist of fixed rate notes, while our borrowings under the Amended Senior Secured Credit Facility bear interest at floating rates based on LIBOR. As of March 31, 2012, we had $843.6 million of term loan borrowings outstanding under the Amended Senior Secured Credit Facility, exclusive of $10.3 million of unamortized original issue discount and $41.0 million outstanding under the Revolving Credit Facility. A hypothetical 1% increase in variable interest rates for the Amended Senior Secured Credit Facility would have impacted our earnings and cash flow for the three months ended March 31, 2012 by approximately $2.2 million.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXN). Our wholly-owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign currency exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. dollars at period-end and average foreign exchange rates, respectively.

As we have continued to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies have increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three months ended March 31, 2012, sales denominated in foreign currencies accounted for approximately 21.9% of our consolidated net sales, of which 15.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than their functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors.

Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the three months ended March 31, 2012, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 6 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts held as of March 31, 2012 expire weekly through September 2012.

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

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The manufacture and sale of orthopedic devices and related products exposes us to a significant risk of product liability claims. From time to time, we have been, and we are currently, subject to a number of product liability claims alleging that the use of our products resulted in adverse effects. Even if we are successful in defending against any liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business. If there is a significant increase in the number of product liability claims, our business could be adversely affected. See Note 13 to our unaudited condensed consolidated financial statements above for additional discussion of our legal proceedings and insurance coverage.

Pain Pump Litigation

As previously described, we are named as one of several defendants in a number of product liability lawsuits in courts in several states related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. There were approximately 80 plaintiffs in U.S. cases pending as of March 31, 2012 and a lawsuit in Canada which was recently certified as a class action. We discontinued our sale of these products in the second quarter of 2009.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits filed in Superior Court, San Diego County, California, involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of March 31, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors, A total of ten of the plaintiffs included in the cases filed against us have been selected as the first “bellwether” cases to be tried, of which four will go to trial in September 2012. Discovery is proceeding on these bellwether cases. We intend to defend these matters aggressively.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 21, 2012. Except for the following factor, there have been no material changes to the risk factors disclosed in such Form 10-K.

If adequate levels of reimbursement coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products, and our sales may decline.

Our sales depend largely on whether there is adequate reimbursement and coverage by government healthcare programs, such as Medicare and Medicaid, and by private payors. We believe that surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase our products if these third party payors do not provide satisfactory coverage of and reimbursement for the costs of our products or the procedures involving the use of our products.

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

In the United States, Congress and the Centers for Medicare & Medicaid Services (CMS) frequently engage in efforts to contain costs, which may result in more restrictive Medicare or Medicaid coverage, reduced reimbursement, or selective contracting for our products. In September 2011, CMS announced that it was opening a national Medicare coverage review of transcutaneous electrical nerve stimulation (TENS) devices for treating chronic low back pain. According to CMS, this review was initiated in light of a report issued in 2010 by the Therapeutic and Technology Assessment Subcommittee of the American Academy of Neurology (AAN), which found that TENS is ineffective for chronic low back pain based on two studies cited in the report. CMS invited interested parties to submit evidence speaking to the health outcomes attributable to the use of TENS in home settings and to submit comments regarding clinical studies falling under the Coverage with Evidence Development paradigm. We retained industry experts and submitted comments to CMS regarding evidence of the effectiveness of TENS on low back pain and regarding the studies relied upon in the report by AAN. On March 13, 2012, CMS issued a proposed decision memorandum in which CMS proposed to cover TENS for chronic low back pain not due to certain diseases that has persisted for three months or longer, but only if the patient is enrolled in a clinical study meeting certain defined standards. CMS again invited public comments on this proposal and is scheduled to issue a final decision in June 2012. A decision by CMS to finalize its proposed coverage decision could have a material adverse impact on the Empi unit of our Recovery Sciences segment.

Medicare payment for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Competitive bidding went into effect January 1, 2011 in nine CBAs and nine product categories, with reimbursement to contract suppliers averaging 32% below the Medicare DMEPOS fee schedule amount. The second round of competitive bidding is underway in 100 CBAs (in addition to national mail order competition for diabetic testing supplies). While none of our products was included in the first two rounds, CMS has announced that TENS units will be included in a recompetition of round one for a new three-year contract, which will be bid in late 2012 and implemented in 2014. In addition, CMS recently released a listing of codes that it considers to be off-the-shelf orthotics and subject to competitive bidding in the future. When our products become subject to competitive bidding, if we are not selected as a contract supplier in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

Because many private payors model their coverage and reimbursement policies on Medicare, other third party payors’ coverage of, and reimbursement for, our products also could be negatively impacted by legislative, regulatory or other measures that restrict Medicare coverage or reduce Medicare reimbursement.

Our international sales also depend in part upon the coverage and eligibility for reimbursement of our products through government-sponsored healthcare payment systems and third party payors, the amount of reimbursement and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards relating to our international operations.

For example, in Germany, our largest foreign country market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device purchased. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1	Form of Subscription Agreement between DJO Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012).

10.2	Form of Stock Option Agreement between DJP Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012)

10.3

Amendment and Restatement Agreement, dated as of March 20, 2012, by and among DJOFL, DJO Holdings LLC, Credit Suisse AG (formerly known as Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.4

Indenture, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Trustee and Second Lien Agent (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.5

Second Lien Security Agreement dated as of March 20, 2012, among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.6

Registration Rights Agreement, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.7

Refinancing Term Loan Amendment No. 1, dated as of March 30, 2012, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 2, 2012).

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

101++

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011 and (iv) the notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

+          Filed herewith

++        Furnished electronically with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 1, 2012	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: May 1, 2012	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer