Form 10-Q
period 2012-06-30
DJO Finance LLC
filed 2012-08-03
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$28,982	$38,169
Accounts receivable, net	163,534	158,982
Inventories, net	136,305	128,699
Deferred tax assets, net	43,517	43,458
Prepaid expenses and other current assets	21,682	18,791

Total current assets	394,020	388,099
Property and equipment, net	105,806	107,108
Goodwill	1,226,896	1,228,778
Intangible assets, net	1,083,208	1,132,694
Other assets	49,561	38,181

Total assets	$2,859,491	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$57,888	$57,926
Accrued interest	23,815	20,928
Current portion of debt and capital lease obligations	8,625	8,820
Other current liabilities	80,815	81,771

Total current liabilities	171,143	169,445
Long-term debt and capital lease obligations	2,171,880	2,159,091
Deferred tax liabilities, net	250,499	252,194
Other long-term liabilities	15,762	16,174

Total liabilities	2,609,284	2,596,904

Commitments and contingencies
Equity:
DJO Finance LLC membership equity:
Member capital	838,124	834,871
Accumulated deficit	(588,828)	(539,276)
Accumulated other comprehensive (loss) income	(1,734)	218

Total membership equity	247,562	295,813
Noncontrolling interests	2,645	2,143

Total equity	250,207	297,956

Total liabilities and equity	$2,859,491	$2,894,860

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$285,977	$277,786	$564,924	$527,497
Cost of sales (exclusive of amortization of intangible assets of $9,839 and $19,676 for the three and six months ended June 30, 2012 and $9,785 and $19,143 for the three and six months ended July 2, 2011, respectively)	111,802	111,090	220,037	204,246

Gross profit	174,175	166,696	344,887	323,251
Operating expenses:
Selling, general and administrative	114,225	128,843	231,882	245,907
Research and development	7,084	6,101	13,757	13,244
Amortization of intangible assets	24,505	24,509	49,018	44,938

	145,814	159,453	294,657	304,089

Operating income	28,361	7,243	50,230	19,162
Other income (expense):
Interest expense	(46,417)	(42,429)	(88,488)	(83,556)
Interest income	72	53	105	163
Loss on modification and extinguishment of debt	(90)	—	(9,398)	(2,065)
Other income (expense), net	(1,761)	1,681	1,061	4,453

	(48,196)	(40,695)	(96,720)	(81,005)

Loss before income taxes	(19,835)	(33,452)	(46,490)	(61,843)
Income tax (provision) benefit	(87)	14,492	(2,475)	21,959

Net loss	(19,922)	(18,960)	(48,965)	(39,884)
Net income attributable to noncontrolling interests	(276)	(295)	(587)	(610)

Net loss attributable to DJO Finance LLC	$(20,198)	$(19,255)	$(49,552)	$(40,494)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss	$(19,922)	$(18,960)	$(48,965)	$(39,884)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $2,707 and $942 for the three and six months ended June 30, 2012 and $(745) and $(4,260) for the three and six months ended July 2, 2011, respectively	(3,828)	1,134	(2,037)	6,607
Unrealized loss on cash flow hedges, net of tax benefit $75 and $167 for the three and six months ended July 2, 2011, respectively	—	(114)	—	(259)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax (provision) of $(712) and $(1,402) for the three and six months ended July 2, 2011, respectively	—	1,084	—	2,175

Other comprehensive (loss) income	(3,828)	2,104	(2,037)	8,523

Comprehensive loss	(23,750)	(16,856)	(51,002)	(31,361)
Comprehensive loss (income) attributable to noncontrolling interests	(122)	(356)	(502)	(839)

Comprehensive loss attributable to DJO Finance LLC	$(23,872)	$(17,212)	$(51,504)	$(32,200)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total membership equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$834,871	$(539,276)	$218	$295,813	$2,143	$297,956
Net (loss) income	—	(49,552)	—	(49,552)	587	(48,965)
Other comprehensive loss, net of taxes	—	—	(1,952)	(1,952)	(85)	(2,037)
Stock-based compensation	2,253	—	—	2,253	—	2,253
Investment by parent	1,000	—	—	1,000	—	1,000

Balance at June 30, 2012	$838,124	$(588,828)	$(1,734)	$247,562	$2,645	$250,207

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash Flows From Operating Activities:
Net loss	$(48,965)	$(39,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,989	13,732
Amortization of intangible assets	49,018	44,938
Amortization of debt issuance costs and non-cash interest expense	5,142	4,086
Stock-based compensation expense	2,253	1,331
Loss on modification and extinguishment of debt	9,398	—
Loss on disposal of assets, net	809	378
Deferred income tax benefit	(598)	(26,906)
Provision for doubtful accounts and sales returns	9,928	13,232
Inventory reserves	3,144	3,688
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(15,352)	(20,852)
Inventories	(9,449)	(10,375)
Prepaid expenses and other assets	(2,662)	1,746
Accrued interest	2,888	5,936
Accounts payable and other current liabilities	(604)	16,569

Net cash provided by operating activities	19,939	7,619
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)
Purchases of property and equipment	(16,218)	(20,692)
Other investing activities, net	(491)	215

Net cash used in investing activities	(16,709)	(338,146)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	751,700	400,000
Repayments of debt and capital lease obligations	(739,662)	(58,413)
Payment of debt issuance costs	(25,234)	(7,468)
Investment by parent	1,000	—
Cancellation of vested options	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	(682)

Net cash (used in) provided by financing activities	(12,196)	331,437
Effect of exchange rate changes on cash and cash equivalents	(221)	1,929

Net (decrease) increase in cash and cash equivalents	(9,187)	2,839
Cash and cash equivalents at beginning of period	38,169	38,132

Cash and cash equivalents at end of period	$28,982	$40,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,596	$69,365
Cash paid (refunded) for taxes, net	$2,223	$(5,519)
Non-cash investing and financing activities:
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$—	$155
Increase in other current liabilities in connection with acquisition of Dr. Comfort	$—	982

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

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. For our domestic business segments, the three months ended June 30, 2012 and July 2, 2011 each included 64 shipping days and the six months ended June 30, 2012 and July 2, 2011 each included 128 shipping days. In the aggregate, the markets that comprise our International segment had approximately one few shipping day than the domestic business segments in each of the three and six months ended June 30, 2012.

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

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance was effective for interim and annual periods beginning after December 15, 2011 and was applied prospectively. The Company adopted this guidance during the first quarter of fiscal year 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amended guidance was effective for interim and annual periods beginning after December 15, 2011, and was applied retrospectively. The Company adopted this guidance during the first quarter of fiscal year 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

We do not believe that any recently issued accounting standards will have a material impact on our condensed consolidated financial statements.

2. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance, beginning of period	$38,315	$53,076
Provision for doubtful accounts and sales returns	9,928	13,232
Write-offs, net of recoveries	(15,842)	(14,036)

Balance, end of period	$32,401	$52,272

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Components and raw materials	$59,263	$50,322
Work in process	5,836	4,681
Finished goods	61,247	60,839
Inventory held on consignment	25,595	27,003

	151,941	142,845
Less inventory reserves	(15,636)	(14,146)

	$136,305	$128,699

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Balance, beginning of period	$14,146	$12,853
Provision charged to cost of sales	3,144	3,688
Write-offs, net of recoveries	(1,654)	(2,111)

Balance, end of period	$15,636	$14,430

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

4. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the six months ended June 30, 2012 are presented below (in thousands):

Balance, beginning of period	$1,228,778
Foreign currencytranslation adjustments	(1,882)

Balance, end of period	$1,226,896

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$568,986	$(208,264)	$360,722
Patents and technology	460,715	(176,090)	284,625
Trademarks and trade names	23,650	(2,975)	20,675
Distributor contracts and relationships	5,162	(1,614)	3,548
Non-compete agreements	3,634	(1,298)	2,336

	$1,062,147	$(390,241)	671,906

Indefinite-lived intangible assets:
Trademarks and trade names			411,302

Net identifiable intangible assets			$1,083,208

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,528	$(181,396)	$388,132
Patents and technology	460,624	(156,290)	304,334
Trademarks and trade names	23,650	(1,807)	21,843
Distributor contracts and relationships	5,089	(1,206)	3,883
Non-compete agreements	3,636	(883)	2,753

	$1,062,527	$(341,582)	720,945

Indefinite-lived intangible assets:
Trademarks and trade names			411,749

Net identifiable intangible assets			$1,132,694

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 7.2 years for customer relationships, 10.1 years for patents and technology, 4.5 years for distributor rights, 8.7 years for trademarks and trade names, and 3.0 years for non-compete agreements. Based on our amortizable intangible asset balance as of June 30, 2012, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2012	$47,932
2013	91,077
2014	89,054
2015	84,728
2016	80,768
Thereafter	278,347

$671,906

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued wages and related expenses	$30,256	$29,856
Accrued commissions	13,182	12,831
Income taxes payable	3,941	2,878
Accrued rebates	5,329	6,027
Accrued other taxes	3,902	4,195
Accrued professional expenses	4,044	3,927
Derivative liabilities	—	545
Other accrued liabilities	20,161	21,512

	$80,815	$81,771

6. DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements. Historically, we have used interest rate swaps from time to time to manage the risk of unfavorable movements in interest rates on a portion of the then outstanding loan balance under our senior secured credit facility. In August 2009, we entered into four interest rate swap agreements with notional amounts aggregating $300.0 million, and a weighted average fixed LIBOR rate of 2.5825%.

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

These interest rate swap agreements expired on December 31, 2011. We currently have no interest rate swap agreements in place.

Foreign Currency Exchange Rate Contracts. We utilize Mexican Peso (MXP) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign currency exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign currency exchange forward contracts held as of June 30, 2012 expire weekly through September 2012. While our foreign currency exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXP)		Notional Amount (USD)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Foreign currency exchange contracts not designated as hedges	315,228	197,900	$22,099	$14,576

The following table summarizes the location and fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivative Assets:
Foreign currency exchange forward contracts not designated as hedges	Other current assets	$1,178	$—

Derivative Liabilities:
Foreign currency exchange forward contracts not designated as hedges	Other current liabilities	$—	$545

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Six months Ended
	Location of gain (loss)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$—	$(1,797)	$—	$(3,577)
Foreign currency exchange forward contracts not designated as hedges	Other income, net	652	204	1,723	33

		$652	$(1,593)	$1,723	$(3,544)

(1)	Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps designated as cash flow hedges	$—	$190	$—	$426

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

As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign currency exchange forward contracts not designated as hedges	$—	$1,178	$—	$1,178

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign currency exchange forward contracts not designated as hedges	$—	$545	$—	$545

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Amended Senior Secured Credit Facility:
Revolving Credit Facility	$51,000	$—
$453.9 million New Term Loans, net of unamortized original issue discount of $8.0 million	445,880	—
$387.5 million Extended Term Loans, net of unamortized original issue discount of $1.7 million	385,813	—
Original Senior Secured Credit Facility:
Original Revolving Credit Facility	—	51,000
Original Term Loans, net of unamortized original issue discount of $4.4 million	—	838,591
8.75% second priority senior secured notes	230,000	—
10.875% senior unsecured notes, including unamortized original issue premium of $2.8 million and $3.3 million, respectively	467,794	678,282
7.75% senior unsecured notes	300,000	300,000
9.75% senior subordinated notes	300,000	300,000
Capital lease obligations and other	18	38

Total debt and capital lease obligations	2,180,505	2,167,911
Current maturities	(8,625)	(8,820)

Long-term debt and capital lease obligations	$2,171,880	$2,159,091

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

On March 30, 2012, we entered into Amendment No. 1 to our Amended Senior Secured Credit Facility which among other things, provided for the issuance of an additional $105.0 million of new term loans that will mature on the earlier of September 15, 2017 or August 15, 2014, if on such date the outstanding aggregate principal amount of our 10.875% senior unsecured notes is not less than $150.0 million. The net proceeds from the issuance were used to repay $103.5 million aggregate principal of Original Term Loans under the Original Senior Secured Credit Facility and pay related fees, premiums and expenses.

Collectively, the $350.0 million of new term loans issued on March 20, 2012 and the $105.0 million of new term loans issued on March 30, 2012 are referred to as the New Term Loans.

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

As of June 30, 2012, the market values of our Amended Senior Secured Credit Facility and Revolving Credit Facility were $837.2 million and $46.9 million, respectively. We determined market value using trading prices for our credit facilities on or near that date.

Interest Rates. The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans and the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Term Loan borrowings of 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of June 30, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.74%.

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

Prepayments. The Amended Senior Secured Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by DJOFL and its restricted subsidiaries, subject to certain exceptions to be agreed upon, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuance or incurrence of debt by DJOFL and its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Amended Senior Secured Credit Facility and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any prepayments in 2012 related to our 2011 excess cash flow calculation.

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

In addition, the Amended Senior Secured Credit Facility requires us to maintain a maximum Senior Secured first lien leverage ratio of consolidated Senior Secured first lien debt to Adjusted EBITDA (as defined) of 4.25:1 for the trailing twelve months ended June 30, 2012, stepping down periodically to 3.25 at the end of 2016. The Amended Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of June 30, 2012, our actual Senior Secured first lien net leverage ratio was 3.12:1, and we were in compliance with all other applicable covenants.

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

As of June 30, 2012, the market value of the 8.75% Notes was $238.1 million. We determined market value using trading prices for the 8.75% Notes on or near that date.

Optional Redemption. Under the agreement governing the 8.75% Notes (8.75% Indenture), prior to March 15, 2015, the Issuers have the option to redeem some or all of the 8.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on March 15, 2015, the Issuers may redeem some or all of the 8.75% Notes at a redemption price of 104.375% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.188% and 100% of the then outstanding principal balance at March 15, 2016 and 2017, respectively, plus accrued and unpaid interest. Additionally, from time to time, before March 15, 2015, the Issuers may redeem up to 35% of the 8.75% Notes at a redemption price equal to 108.75% of the then outstanding principal balance, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the 8.75% Notes, DJOFL will be required to make an offer to repurchase all of the 8.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants. The 8.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2012, we were in compliance with all applicable covenants.

10.875% Senior Unsecured Notes

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

On March 20, 2012, we repurchased $210.0 million aggregate principal amount of 10.875% Notes from existing holders, using proceeds from our issuance of the $230.0 million aggregate principal amount of the 8.75% Notes. The notes were repurchased at a redemption price of 102% of the then outstanding principal balance, resulting in a total purchase price of $214.2 million. In addition, accrued and unpaid interest through the redemption date of $7.9 million was paid to the existing holders in connection with the redemption.

As of June 30, 2012, the market value of the remaining $465.0 million of aggregate principal amount of the 10.875% Notes was $473.1 million. We determined market value using trading prices for the 10.875% Notes on or near that date.

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

Covenants. The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2012, we were in compliance with all applicable covenants.

7.75% Senior Unsecured Notes

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

As of June 30, 2012, the market value of the 7.75% Notes was $238.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date.

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

Covenants. The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2012, we were in compliance with all applicable covenants.

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

As of June 30, 2012, the market value of the 9.75% Notes was $223.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date.

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

Covenants. The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2012, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of June 30, 2012 and December 31, 2011, we had incurred $45.3 million and $34.0 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the three months and six months ended June 30, 2012, we capitalized $0.3 million and $15.9 million, respectively, of debt issuance costs incurred in connection with the issuance of the 8.75% Notes and the New Term Loans and the amendment and extension of our Amended Senior Secured Credit Facility.

For the three and six months ended June 30, 2012, amortization of debt issuance costs was $2.6 million and $4.6 million, respectively. For the three and six months ended July 2, 2011, amortization of debt issuance costs was $2.0 million and $3.8 million, respectively. Amortization of debt issuance costs is included in interest expense in our unaudited condensed consolidated statements of operations.

Loss on Modification and Extinguishment of Debt

During the three months and six months ended June 30, 2012, we recognized a loss on modification and extinguishment of debt of $0.1 million and $9.4 million, consisting of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.8 million related to the write off of unamortized debt issuance costs and original issue discount associated with the portion of the Original Term Loans which were extinguished.

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

For the three and six months ended June 30, 2012, we recorded income tax expense of approximately $0.1 million and $2.5 million, respectively, on pre-tax losses of $19.8 million and $46.5 million, respectively, resulting in negative effective tax rates of 0.4% and 5.3%, respectively. For the three and six months ended July 2, 2011, we recorded income tax benefits of approximately $14.5 million and $22.0 million, respectively, on pre-tax losses of approximately $33.5 million and $61.8 million, respectively, resulting in effective tax rates of 43.3% and 35.6%, respectively. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances beginning to be provided against deferred tax assets in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2012 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. In recognition of this risk, we have provided valuation allowances of $16.9 million and $26.8 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and six months ended June 30, 2012. If our assumptions change and we determine that is is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2007. The Internal Revenue Service (IRS) completed its field examination of our 2005 and 2006 tax years during the first half of 2010. The IRS had originally proposed material adjustments related to deductions for transaction costs, stock options expense and bad debt expense included in our 2006 tax return. During the second quarter of 2012, we engaged in discussions and negotiations with IRS appeals officers with respect to the adjustments proposed by the IRS. While the formal completion of the appeals process remains pending, based upon the current status of our recent discussions and negotiations with IRS appeals officers, we do not expect a material reduction to our currently unreserved net operating losses to result from the finalization of this process and we estimate that we will reduce our unrecognized tax benefits by approximately $8.8 million when the appeals process is finalized.

At June 30, 2012, our gross unrecognized tax benefits were $18.8 million, reflecting a reduction of $0.6 million, due to the expiration of certain statutes of limitation related to transfers of intellectual property, from the unrecognized amount of $19.4 million at December 31, 2011. As of June 30, 2012, we have $2.3 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. In addition to the reduction of unrecognized tax benefits related to the completion of the IRS appeals process, we anticipate that approximately $0.6 million of unrecognized tax benefits related to transfers of intellectual property and $0.5 million of aggregate of other individually immaterial unrecognized tax benefits will decrease in the next twelve months due to the expiration of the statutes of limitation. As of June 30, 2012, we have unrecognized various foreign and U.S. state tax benefits of approximately $4.1 million, which, if recognized, would impact our effective tax rate in future periods.

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

Options granted prior to 2012 vest as follows: one-third of each stock option grant vests over a specified period of time contingent solely upon the awardees’ continued employment with us (Time-Based Tranche). Another one-third of each stock option grant will vest upon achieving a minimum return of money on invested capital (MOIC), as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Tranche). The final one-third of each stock option grant will vest based upon achieving an increased minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Enhanced Market Return Tranche).

Stock-Based Compensation

During the six months ended June 30, 2012, the compensation committee granted 2,135,000 options which vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event of Blackstone achieving a minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

In addition to the 2,135,000 Performance Options granted during the six months ended June 30, 2012, we granted 326,767 stock options to members of DJO’s Board of Directors. Of these options, 303,767 were granted to DJO’s Chairman of the Board, and vest as follows: one-third of the stock option grant will vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as the Chairman of the Board; one-third of the stock option grant will vest in the same manner as the Market Return Tranche; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Tranche. The remaining 23,000 options were granted to the other five outside directors on our Board of Directors and vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date, contingent upon the optionee’s continued service as a director. The time-based vesting options granted to the Chairman and to the outside directors are referred to herein as Director Service Options.

The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the six months ended June 30, 2012 was $6.08.

During the six months ended July 2, 2011, we granted 970,500 stock options to employees, including 800,000 options granted to Michael P. Mogul, our new President and Chief Executive Officer. The weighted average grant date fair value of the options in the Time-Based Tranche was $6.24 per share.

For the Performance Options granted during the six months ended June 30, 2012, we only recognized expense for the options which have the potential to vest based on achievement of the 2012 Adjusted EBITDA target, as we believe that it is probable that this target will be met. We have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA targets for years 2013-2015, as these targets have not yet been established and therefore we are unable to assess the probability of achieving these targets.

In each of the periods presented below, for the options granted prior to 2012 we only recognized expense for options granted to employees in the Time-Based Tranche, as achievement of the vesting targets for the performance and market components of the Market Return Tranche and Enhanced Market Return Tranche are not deemed probable at this time.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Expected volatility	35.3%	34.0%	35.3%	34.0%
Risk-free interest rate	1.5%	2.1%	1.5%	2.1%
Expected years until exercise	6.2	6.5	6.2	6.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of goods sold	$57	$62	$96	$111
Operating Expenses:
Selling, general and administrative	1,303	351	2,094	1,192
Research and development	35	13	63	28

	$1,395	$426	$2,253	$1,331

Stock-based compensation expense for options granted to non-employees was not significant to the Company for any period presented and is included in selling, general and administrative expense in our unaudited consolidated statements of operations.

11. EQUITY

During the six months ended June 30, 2012, DJO sold 60,753 shares of its common stock at $16.46 per share to the new Chairman of its Board of Directors, subject to execution of a stockholder agreement including certain rights and restrictions. Net proceeds of $1.0 million from the share purchases were contributed by DJO to us, and are included in member capital in our unaudited condensed consolidated balance sheet as of June 30, 2012. The proceeds were used for working capital purposes.

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners V L.L.C. (BMP), an affiliate of our major shareholder, provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six month periods presented, we recognized $1.75 million and $3.50 million, respectively, related to the annual monitoring fee, which was recorded as a component of selling, general and administrative expense in our unaudited condensed consolidated statements of operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 65 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from more than 380 cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 25 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In the past two years, we have entered into settlements with plaintiffs in approximately 63 pain pump lawsuits. Of these, we have settled approximately 36 cases in joint settlements involving our first manufacturer and we have settled approximately 27 cases involving our second manufacturer. As of June 30, 2012, the range of potential loss is not estimable.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers contributed to our defense, but that policy has been exhausted by defense costs and settlements, as has a second policy of that manufacturer. This manufacturer has ceased operations, has little assets and no additional insurance coverage. The Company has asserted indemnification rights against the successor to this manufacturer and is pursuing claims against the manufacturer, its owners and its successor. This manufacturer has asserted a counterclaim for indemnity against DJO, alleging that DJO is responsible for any liability incurred by the manufacturer in connection with DJO’s sale of pain pumps supplied by this manufacturer. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for the Company and are not expected to provide for its defense. The Company and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information regarding the pain pump claims prior to the binding of coverage by this carrier. We disagree with this allegation and are seeking to resolve the issue with this carrier.

Pain Pump-Related Health Insurance Portability and Accountability Act (HIPAA) Subpoena

In August 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena, which was issued by the United States Attorney’s Office for the Central District of California, refers to an official investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

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

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of June 30, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. A total of ten of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases will go to trial in April 2013. Discovery is proceeding on these bellwether cases.

Our Product Liability Insurance Coverage

We maintain product liability insurance that is subject to annual renewal. Our current policy covers claims reported between July 1, 2012 and June 30, 2013. This policy excludes coverage for claims related to both pain pump products and cold therapy products. As described below, we have other insurance which provides coverage for these excluded products. For the current policy year, we maintain coverage limits (together with excess policies) of up to $50 million, with deductibles of $500,000 per claim for claims relating to invasive products (principally our surgical implant products) and $50,000 per claim for claims relating to all other covered products, with an aggregate self-insured retention of $2 million. Starting with the 2010-2011 policy period, our products liability policy excluded claims related to pain pump products. We purchased supplemental extended reporting period (SERP) coverage for the $80 million limit product liability policy that expired on June 30, 2010, and this supplemental coverage allows us to report pain pump claims for an additional five years beyond the end of that policy period. Except for the additional excess coverage mentioned below, this SERP coverage does not provide additional limits to the aggregate $80 million limits on the 2009-2010 policy but it does provide that these limits will remain available for pain pump claims reported for an extended period of time. We also purchased additional coverage of $25 million in excess of the $80 million limits with a five year reporting period. Thus, the SERP coverage for current and future pain pump claims has a total limit of $105 million (less amounts paid for claims reported to date). Starting with the 2011-2012 policy period, our primary products liability coverage excluded claims related to cold therapy products. Concurrently with the exclusion of our cold therapy products from the 2011-2012 primary policy, we purchased SERP coverage for cold therapy product claims for injuries alleged to have occurred prior to July 1, 2011. This SERP allows us to report such cold therapy claims under our expired 2010-2011 policy which had total limits of $50 million. At that time, we also purchased separate primary and excess policies providing for a total of $5 million of coverage for claims related to cold therapy products arising from injuries alleged to have occurred after June 30, 2011, with a deductible of $250,000 per claim and an aggregate deductible of $3 million. We continued this $5 million in coverage on similar terms for the policy period commencing July 1, 2012. We believe we have adequate insurance coverage for our product liability claims.

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of DJO’s principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion was denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action and as of June 30, 2012, we cannot estimate a range of potential loss, fines or damages.

14. SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and regeneration products, as well as surgical implants to customers in the United States and abroad.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under our DonJoy, ProCare, Aircast and Dr. Comfort brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

•

Athlete Direct. Our Athlete Direct business unit offers consumers ranging from fitness enthusiasts to competitive athletes our Compex electrostimulation devices, which are used in athletic training programs to aid muscle development and to accelerate muscle recovery after training sessions.

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

	Three Months Ended		Six months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Bracing and Vascular	$112,597	$102,056	$217,882	$180,235
Recovery Sciences	84,822	86,221	169,091	171,379
International	70,465	73,083	141,978	142,948
Surgical Implant	18,093	16,426	35,973	32,935

	$285,977	$277,786	$564,924	$527,497

Gross profit:
Bracing and Vascular	$57,328	$53,909	$111,842	$96,596
Recovery Sciences	64,046	65,509	127,511	130,263
International	39,985	42,355	79,881	81,904
Surgical Implant	13,530	11,653	27,188	23,541
Expenses not allocated to segments and eliminations	(714)	(6,730)	(1,535)	(9,053)

	$174,175	$166,696	$344,887	$323,251

Operating income:
Bracing and Vascular	$22,358	$21,099	$42,405	$35,495
Recovery Sciences	23,350	23,821	43,866	47,500
International	13,960	15,864	28,898	29,067
Surgical Implant	1,946	1,060	3,934	1,403
Expenses not allocated to segments and eliminations	(33,253)	(54,601)	(68,873)	(94,303)

	$28,361	$7,243	$50,230	$19,162

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
United States	$215,514	$204,703	$422,947	$384,495
Germany	20,948	24,291	42,929	47,491
Other Europe, Middle East and Africa	26,982	34,648	54,243	62,337
Asia Pacific	2,552	3,603	4,910	9,288
Other	19,981	10,541	39,895	23,886

	$285,977	$277,786	$564,924	$527,497

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, issued $575.0 million and $100.0 million of 10.875% Notes in November 2007 and January 2010, respectively, $300.0 million of 9.75% Notes in October 2010, $300.0 million of 7.75% Notes in April 2011 and $230.0 million of 8.75% Notes in March 2012. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of June 30, 2012

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,151	$281	$16,561	$(11)	$28,982
Accounts receivable, net	—	125,817	37,717	—	163,534
Inventories, net	—	115,194	28,780	(7,669)	136,305
Deferred tax assets, net	—	43,257	260	—	43,517
Prepaid expenses and other current assets	73	17,113	4,212	284	21,682

Total current assets	12,224	301,662	87,530	(7,396)	394,020
Property and equipment, net	—	93,877	12,588	(659)	105,806
Goodwill	—	1,150,269	104,633	(28,006)	1,226,896
Intangible assets, net	—	1,054,506	28,702	—	1,083,208
Investment in subsidiaries	1,297,698	1,686,366	95,885	(3,079,949)	—
Intercompany receivables	1,096,548	—	—	(1,096,548)	—
Other non-current assets	45,311	2,642	1,611	(3)	49,561

Total assets	$2,451,781	$4,289,322	$330,949	$(4,212,561)	$2,859,491

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$48,147	$9,729	$12	$57,888
Current portion of debt and capital lease obligations	8,608	17	—	—	8,625
Other current liabilities	23,731	54,153	26,367	379	104,630

Total current liabilities	32,339	102,317	36,096	391	171,143
Long-term debt and capital lease obligations	2,171,880	—	—	—	2,171,880
Deferred tax liabilities, net	—	240,774	9,725	—	250,499
Intercompany payables, net	—	909,263	163,277	(1,072,540)	—
Other long-term liabilities	—	14,328	1,434	—	15,762

Total liabilities	2,204,219	1,266,682	210,532	(1,072,149)	2,609,284
Noncontrolling interests	—	—	2,645	—	2,645
Total membership equity	247,562	3,022,640	117,772	(3,140,412)	247,562

Total liabilities and equity	$2,451,781	$4,289,322	$330,949	$(4,212,561)	$2,859,491

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$253,569	$67,363	$(34,955)	$285,977
Cost of sales (exclusive of amortization of intangible assets of $9,839)	—	102,472	44,220	(34,890)	111,802

Gross profit	—	151,097	23,143	(65)	174,175
Operating expenses:
Selling, general and administrative	—	92,666	21,550	9	114,225
Research and development	—	5,855	1,229	—	7,084
Amortization of intangible assets	—	23,510	995	—	24,505

	—	122,031	23,774	9	145,814

Operating income (loss)	—	29,066	(631)	(74)	28,361
Other income (expense):
Interest expense	(46,397)	—	(20)	—	(46,417)
Interest income	6	21	45	—	72
Loss on modification and extinguishment of debt	(90)	—	—	—	(90)
Other income (expense), net	—	658	(2,419)	—	(1,761)
Intercompany income (expense)	—	(101)	266	(165)	—
Equity in income (loss) of subsidiaries, net	26,283	—	—	(26,283)	—

	(20,198)	578	(2,128)	(26,448)	(48,196)

(Loss) income before income taxes	(20,198)	29,644	(2,759)	(26,552)	(19,835)
Income tax (provision) benefit	—	(2,268)	(1,334)	3,515	(87)

Net (loss) income	(20,198)	27,376	(4,093)	(23,007)	(19,922)
Net income attributable to noncontrolling interests	—	—	(276)	—	(276)

Net (loss) income attributable to DJOFL	$(20,198)	$27,376	$(4,369)	$(23,007)	$(20,198)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$485,351	$134,998	$(55,425)	$564,924
Cost of sales (exclusive of amortization of intangible assets of $19,676)	—	193,612	90,366	(63,941)	220,037

Gross profit	—	291,739	44,632	8,516	344,887
Operating expenses:
Selling, general and administrative	—	189,366	42,507	9	231,882
Research and development	—	11,611	2,146	—	13,757
Amortization of intangible assets	—	47,015	2,003	—	49,018

	—	247,992	46,656	9	294,657

Operating income (loss)	—	43,747	(2,024)	8,507	50,230
Other income (expense):
Interest expense	(88,442)	—	(46)	—	(88,488)
Interest income	10	36	59	—	105
Loss on modification and extinguishment of debt	(9,398)	—	—		(9,398)
Other income (expense), net	—	1,868	(807)	—	1,061
Intercompany income (expense)	—	362	(254)	(108)	—
Equity in income (loss) of subsidiaries, net	48,278	—	—	(48,278)	—

	(49,552)	2,266	(1,048)	(48,386)	(96,720)

(Loss) income before income taxes	(49,552)	46,013	(3,072)	(39,879)	(46,490)
Income tax benefit (provision)	—	776	(3,251)	—	(2,475)

Net (loss) income	(49,552)	46,789	(6,323)	(39,879)	(48,965)
Net income attributable to noncontrolling interests	—	—	(587)	—	(587)

Net (loss) income attributable to DJOFL	$(49,552)	$46,789	$(6,910)	$(39,879)	$(49,552)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(49,552)	$46,789	$(6,323)	$(39,879)	$(48,965)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	12,490	2,686	(187)	14,989
Amortization of intangible assets	—	47,014	2,004	—	49,018
Amortization of debt issuance costs and non-cash interest expense	5,142	—	—	—	5,142
Stock-based compensation expense	—	2,253	—	—	2,253
Loss on modification and extinguishment of debt	9,308	90	—	—	9,398
Loss on disposal of assets, net	—	485	324	—	809
Deferred income tax benefit	—	(684)	86	—	(598)
Provision for doubtful accounts and sales returns	—	9,915	13	—	9,928
Inventory reserves	—	3,023	121	—	3,144
Equity in (income) loss of subsidiaries, net	(48,278)	—	—	48,278	—
Changes in operating assets and liabilities:
Accounts receivable	—	(10,635)	(4,717)	—	(15,352)
Inventories	—	(7,477)	5,992	(7,964)	(9,449)
Prepaid expenses and other assets	88	(1,671)	(1,247)	168	(2,662)
Accounts payable and other current liabilities	2,867	(2,482)	(456)	2,355	2,284

Net cash (used in) provided by operating activities	(80,425)	99,110	(1,517)	2,771	19,939
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(13,463)	(2,754)	(1)	(16,218)
Other investing activities, net	—	(491)	—	—	(491)

Net cash used in investing activities	—	(13,954)	(2,754)	(1)	(16,709)
Cash Flows from Financing Activities:
Intercompany	81,670	(86,632)	(1,564)	6,526	—
Proceeds from issuance of debt	751,700	—	—	—	751,700
Repayments of debt and capital lease obligations	(739,641)	(21)	—	—	(739,662)
Payment of debt issuance costs	(15,926)	—	—	(9,308)	(25,234)
Investment by parent	1,000	—	—	—	1,000

Net cash provided by (used in) financing activities	78,803	(86,653)	(1,564)	(2,782)	(12,196)
Effect of exchange rate changes on cash and cash equivalents	—	—	(221)	—	(221)

Net (decrease) increase in cash and cash equivalents	(1,622)	(1,497)	(6,056)	(12)	(9,187)
Cash and cash equivalents at beginning of period	13,773	1,778	22,617	1	38,169

Cash and cash equivalents at end of period	$12,151	$281	$16,561	$(11)	$28,982

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$229,790	$68,355	$(20,359)	$277,786
Cost of sales (exclusive of amortization of intangible assets of $9,785)	—	97,948	44,824	(31,682)	111,090

Gross profit	—	131,842	23,531	11,323	166,696
Operating expenses:
Selling, general and administrative	—	104,042	24,801	—	128,843
Research and development	—	5,050	1,051	—	6,101
Amortization of intangible assets	—	23,384	1,125	—	24,509

	—	132,476	26,977	—	159,453

Operating (loss) income	—	(634)	(3,446)	11,323	7,243
Other income (expense):
Interest expense	(42,386)	(3)	(40)	—	(42,429)
Interest income	3	17	33	—	53
Other income, net	—	874	807	—	1,681
Intercompany income (expense)	4,086	(3,033)	(342)	(711)	—
Equity in income (loss) of subsidiaries, net	19,042	—	—	(19,042)	—

	(19,255)	(2,145)	458	(19,753)	(40,695)

Loss before income taxes	(19,255)	(2,779)	(2,988)	(8,430)	(33,452)
Income tax benefit (provision)	—	16,963	(2,952)	481	14,492

Net (loss) income	(19,255)	14,184	(5,940)	(7,949)	(18,960)
Net income attributable to noncontrolling interests	—	—	(295)	—	(295)

Net (loss) income attributable to DJOFL	$(19,255)	$14,184	$(6,235)	$(7,949)	$(19,255)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six months Ended July 2, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(40,494)	$25,498	$(7,578)	$(17,310)	$(39,884)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	11,204	2,682	(154)	13,732
Amortization of intangible assets	—	42,801	2,137	—	44,938
Amortization of debt issuance costs and non-cash interest expense	4,086	—	—	—	4,086
Stock-based compensation expense	—	1,331	—	—	1,331
Loss on disposal of assets, net	—	153	225	—	378
Deferred income tax benefit	(1,235)	(24,796)	(394)	(481)	(26,906)
Provision for doubtful accounts and sales returns	—	12,961	271	—	13,232
Inventory reserves	—	2,959	729	—	3,688
Equity in income of subsidiaries, net	(34,356)	—	—	34,356	—
Changes in operating assets and liabilities:
Accounts receivable	—	(16,210)	(4,642)	—	(20,852)
Inventories	—	(9,418)	5,359	(6,316)	(10,375)
Prepaid expenses and other assets	88	2,616	(978)	20	1,746
Accounts payable and other current liabilities	5,929	10,798	5,352	426	22,505

Net cash (used in) provided by operating activities	(65,982)	59,897	3,163	10,541	7,619
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(17,546)	(3,085)	(61)	(20,692)
Other investing activities, net	—	211	4	—	215

Net cash used in investing activities	—	(335,004)	(3,081)	(61)	(338,146)
Cash Flows from Financing Activities:
Intercompany	(271,375)	279,439	2,416	(10,480)	—
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt and capital lease obligations	(58,391)	(21)	(1)	—	(58,413)
Payment of debt issuance costs	(7,468)	—	—	—	(7,468)
Cancellation of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(682)	—	(682)

Net cash provided by (used in) financing activities	62,766	277,418	1,733	(10,480)	331,437
Effect of exchange rate changes on cash and cash equivalents	—	—	1,929	—	1,929

Net (decrease) increase in cash and cash equivalents	(3,216)	2,311	3,744	—	2,839
Cash and cash equivalents at beginning of period	16,601	621	20,910	—	38,132

Cash and cash equivalents at end of period	$13,385	$2,932	$24,654	$—	$40,971

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2011

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,773	$1,778	$22,617	$1	$38,169
Accounts receivable, net	—	125,097	33,885	—	158,982
Inventories, net	—	97,516	20,719	10,464	128,699
Deferred tax assets, net	—	43,190	268	—	43,458
Prepaid expenses and other current assets	160	15,001	3,186	444	18,791

Total current assets	13,933	282,582	80,675	10,909	388,099
Property and equipment, net	—	94,904	13,070	(866)	107,108
Goodwill	—	1,150,269	107,344	(28,835)	1,228,778
Intangible assets, net	—	1,101,314	31,380	—	1,132,694
Investment in subsidiaries	1,297,699	1,686,366	72,514	(3,056,579)	—
Intercompany receivables	1,138,947	—	—	(1,138,947)	—
Other assets	33,971	2,655	1,557	(2)	38,181

Total assets	$2,484,550	$4,318,090	$306,540	$(4,214,320)	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$47,049	$10,872	$5	$57,926
Current portion of debt and capital lease obligations	8,782	38	—	—	8,820
Other current liabilities	20,864	56,509	24,805	521	102,699

Total current liabilities	29,646	103,596	35,677	526	169,445
Long-term debt and capital leases obligations	2,159,091	—	—	—	2,159,091
Deferred tax liabilities, net	—	242,237	9,957	—	252,194
Intercompany payables, net	—	996,889	142,058	(1,138,947)	—
Other long-term liabilities	—	14,689	1,485	—	16,174

Total liabilities	2,188,737	1,357,411	189,177	(1,138,421)	2,596,904
Noncontrolling interests	—	—	2,143	—	2,143
Total membership equity	295,813	2,960,679	115,220	(3,075,899)	295,813

Total liabilities and equity	$2,484,550	$4,318,090	$306,540	$(4,214,320)	$2,894,860

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

Operating Segments

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under our DonJoy, ProCare, Aircast and Dr. Comfort brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

•

Athlete Direct. Our Athlete Direct business unit offers consumers ranging from fitness enthusiasts to competitive athletes our Compex electrostimulation devices, which are used in athletic training programs to aid muscle development and to accelerate muscle recovery after training sessions.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note14 to our unaudited condensed consolidated financial statements for additional information regarding our segments.

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management.

	Three Months Ended		Six months Ended
($ in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Bracing and Vascular:
Net sales	$112,597	$102,056	$217,882	$180,235
Gross profit	$57,328	$53,909	$111,842	$96,596
Gross profit margin	50.9%	52.8%	51.3%	53.6%
Operating income	$22,358	$21,099	$42,405	$35,495
Operating income as a percent of net segment sales	19.9%	20.7%	19.5%	19.7%
Recovery Sciences:
Net sales	$84,822	$86,221	$169,091	$171,379
Gross profit	$64,046	$65,509	$127,511	$130,263
Gross profit margin	75.5%	76.0%	75.4%	76.0%
Operating income	$23,350	$23,821	$43,866	$47,500
Operating income as a percent of net segment sales	27.5%	27.6%	25.9%	27.7%
International:
Net sales	$70,465	$73,083	$141,978	$142,948
Gross profit	$39,985	$42,355	$79,881	$81,904
Gross profit margin	56.7%	58.0%	56.3%	57.3%
Operating income	$13,960	$15,864	$28,898	$29,067
Operating income as a percent of net segment sales	19.8%	21.7%	20.4%	20.3%
Surgical Implant:
Net sales	$18,093	$16,426	$35,973	$32,935
Gross profit	$13,530	$11,653	$27,188	$23,541
Gross profit margin	74.8%	70.9%	75.6%	71.5%
Operating income	$1,946	$1,060	$3,934	$1,403
Operating income as a percent of net segment sales	10.8%	6.5%	10.9%	4.3%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. For our domestic business segments, the three months ended June 30, 2012 and July 2, 2011 each included 64 shipping days and the six months ended June 30, 2012 and July 2, 2011 each included 128 shipping days. In the aggregate, the markets that comprise our International segment had approximately one few shipping day than the domestic business segments in each of the three and six months ended June 30, 2012.

Changes in our financial results include the impact of changes in foreign currency exchange rates and acquisitions made in the current year. We provide “constant currency” and “pro forma” calculations to remove the impact of these items from net sales.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations.

When we use the term “pro forma,” it means that we have included the impact of the pre-acquisition results of Dr. Comfort and Circle City Medical (Circle City), as if they had closed at the beginning of the prior year period. We believe that this calculation is a useful measure, providing a more meaningful comparison of the company’s year-over-year performance.

The constant currency and pro forma financial measures are used to supplement measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These financial measures are not measures of financial performance under GAAP, and should not be considered as alternatives to measures presented in accordance with GAAP.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six months Ended
	June 30, 2012		July 2, 2011		June 30, 2012		July 2, 2011
Net sales	$285,977	100.0%	$277,786	100.0%	$564,924	100.0%	$527,497	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	111,802	39.1	111,090	40.0	220,037	38.9	204,246	38.7

Gross profit	174,175	60.9	166,696	60.0	344,887	61.1	323,251	61.3
Operating expenses:
Selling, general and administrative	114,225	39.9	128,843	46.4	231,882	41.0	245,907	46.6
Research and development	7,084	2.5	6,101	2.2	13,757	2.4	13,244	2.5
Amortization of intangible assets	24,505	8.6	24,509	8.8	49,018	8.7	44,938	8.5

	145,814	51.0	159,453	57.4	294,657	52.2	304,089	57.6

Operating income	28,361	9.9	7,243	2.6	50,230	8.9	19,162	3.7
Other income (expense):
Interest expense	(46,417)	(16.2)	(42,429)	(15.3)	(88,488)	(15.7)	(83,556)	(15.8)
Interest income	72	0.0	53	0.0	105	0.0	163	0.0
Loss on modification of debt	(90)	(0.0)	—	—	(9,398)	(1.7)	(2,065)	(0.4)
Other (expense) income, net	(1,761)	(0.6)	1,681	0.6	1,061	0.2	4,453	0.8

	(48,196)	(16.9)	(40,695)	(14.7)	(96,720)	(17.1)	(81,005)	(15.4)

Loss before income taxes	(19,835)	(6.9)	(33,452)	(12.1)	(46,490)	(8.2)	(61,843)	(11.7)
Income tax (provision) benefit	(87)	(0.0)	14,492	5.2	(2,475)	(0.4)	21,959	4.1

Net loss	(19,922)	(7.0)	(18,960)	(6.9)	(48,965)	(8.7)	(39,884)	(7.6)
Net income attributable to noncontrolling interests	(276)	(0.1)	(295)	(0.1)	(587)	(0.1)	(610)	(0.1)

Net loss attributable to DJO Finance LLC	$(20,198)	(7.1)%	$(19,255)	(7.0)%	$(49,552)	(8.8)%	$(40,494)	(7.7)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $9,839 and $19,676 for the three and six months ended June 30, 2012, respectively, and $9,785 and $19,143 for the three and six months ended July 2, 2011, respectively.

Three Months Ended June 30, 2012 (second quarter 2012) compared to Three Months Ended July 2, 2011 (second quarter 2011)

Net Sales. Net sales for second quarter 2012 were $286.0 million, increasing 2.9% from net sales of $277.8 million for second quarter 2011. This increase was driven primarily by sales of our new products, improved sales execution and sales from Dr. Comfort, which we acquired on April 7, 2011, partially offset by unfavorable changes in foreign currency exchange rates. Excluding the impact of constant currency in the second quarter 2012 of $6.2 million and including the pre-acquisition sales in the second quarter 2011 of $1.2 million, pro forma net sales (in constant currency) increased by $13.3 million, or 4.8%, to $292.2 million for the second quarter 2012 from $278.9 million for the second quarter 2011. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Second Quarter 2012	% of Net Sales	Second Quarter 2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$112,597	39.4%	$102,056	36.7%	$10,541	10.3%
Recovery Sciences	84,822	29.7	86,221	31.0	(1,399)	(1.6)
International	70,465	24.6	73,083	26.3	(2,618)	(3.6)
Surgical Implant	18,093	6.3	16,426	6.0	1,667	10.1

	$285,977	100.0%	$277,786	100.0%	8,191	2.9%

Net sales in our Bracing and Vascular segment were $112.6 million for second quarter 2012, increasing 10.3% from net sales of $102.1 million for second quarter 2011. Our Bracing and Vascular segment benefited from sales from Dr. Comfort, which we acquired on April 7, 2011. Including the impact of pre-acquisition sales in the second quarter 2011 of $1.1 million, pro forma net sales in this segment increased by $9.4 million, or 9.1%, from $103.2 million for the second quarter 2011. Growth in net sales in this segment is being driven by sales from new products and improving sales execution.

Net sales in our Recovery Sciences segment were $84.8 million for second quarter 2012, decreasing 1.6% from net sales of $86.2 million for second quarter 2011, primarily due to decreased sales in our Regeneration business unit, due partly to an unusually high level of net sales being realized in first quarter 2011 and the impact of transitions taking place with certain of our Regeneration distributors.

Net sales in our International segment were $70.5 million for second quarter 2012, decreasing 3.6% from net sales of $73.1 million for second quarter 2011. The decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates in effect in during second quarter 2012 as compared to foreign currency exchange rates in effect during second quarter 2011. Excluding the impact of constant currency in the second quarter 2012 of $6.2 million and including the pre-acquisition sales in the second quarter 2011 of $0.1 million, pro forma net sales (in constant currency) in this segment increased by $3.6 million, or 4.9%, to $76.7 million for the second quarter 2012 from $73.1 million for the second quarter 2011. The International segment also had approximately one less shipping day in second quarter 2012 than in second quarter 2011. On the basis of average daily sales and in constant currency, second quarter 2012 net sales for the International segment reflected growth of 6.2% compared to pro forma average daily sales in second quarter 2011. Growth in net sales in this segment is being driven by sales from new products and increasing sales penetration in certain geographies.

Net sales in our Surgical Implant segment were $18.1 million for second quarter 2012, increasing 10.2% from net sales of $16.4 million for second quarter 2011. The increase was driven primarily by strong sales of new products and improving sales execution.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.9% for second quarter 2012, compared to 60.0% for second quarter 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 50.9% for second quarter 2012, compared to 52.8% for second quarter 2011. The decrease was primarily due to a lower margin mix of products sold. Also impacting gross profit in second quarter 2011 were $4.4 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales decreased to 75.5% for second quarter 2012, from 76.0% for second quarter 2011. The decrease was primarily due to reduced average selling prices of certain products, primarily in our Empi business unit.

Gross profit in our International segment as a percentage of net sales decreased to 56.7% for second quarter 2012, from 58.0% for second quarter 2011. The decrease was primarily driven by a lower margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 74.8% for second quarter 2012, compared to 70.9% for second quarter 2011. The increase was driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A decreased to $114.2 million for second quarter 2012, from $128.8 million for second quarter 2011. As a percentage of sales, SG&A expense decreased to 39.9% in second quarter 2012 from 46.4% in second quarter 2011.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Second Quarter 2012	Second Quarter 2011
Integration charges:
Employee severance and relocation	$361	$1,599
U.S commercial sales and marketing reorganization	57	411
Chattanooga Integration	—	54
Acquisition related expenses and integration	261	6,143
CEO transition	—	893
Other non-recurring and integration charges	1,385	1,515
Litigation costs and settlements, net	912	1,605
Additional product liability insurance	—	3,107
ERP implementation and other automation projects	1,038	6,176

	$4,014	$21,503

Research and Development (R&D). R&D expense was $7.1 million and $6.1 million for second quarter 2012 and second quarter 2011, respectively. As a percentage of sales, R&D expense increased to 2.5% in second quarter 2012 from 2.2% in second quarter 2011, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. In both periods presented, amortization of intangible assets was $24.5 million.

Interest Expense. Interest expense was $46.4 million and $42.4 million for second quarter 2012 and second quarter 2011, respectively. The impact of an increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during second quarter 2012, as compared to second quarter 2011.

Other Income (Expense), Net. Other income (expense) was $(1.8) million and $1.7 million for second quarter 2012 and second quarter 2011, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax (Provision) Benefit. For second quarter 2012, we recorded income tax expense of $0.1 million on pre-tax losses of $19.8 million, resulting in a negative effective tax rate of 0.4%. For second quarter 2011, we recorded an income tax benefit of $14.5 million, on pre-tax losses of $33.5 million, resulting in an effective tax rate of 43.3%. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances beginning to be provided against deferred tax assets in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Six months Ended June 30, 2012 (first half 2012) compared to Six months Ended July 2, 2011 (first half 2011)

Net Sales. Net sales for first half 2012 were $564.9 million, increasing 7.1% from net sales of $527.5 million for first half 2011. This increase was driven primarily by sales of new products, improved sales execution and sales from our 2011 acquisitions of Dr. Comfort and Circle City, partially offset by the unfavorable impact of changes in foreign currency exchange rates in effect in during first half 2012 as compared to foreign currency exchange rates in effect during first half 2011. Excluding the impact of constant currency in the first half 2012 of $8.4 million and including pre-acquisition sales in the first half 2011 of $20.7 million, pro forma net sales (in constant currency) increased by $25.2 million, or 4.6%, to $573.4 million for the first half 2012 from $548.2 million for the first half 2011. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Half 2012	% of Net Sales	First Half 2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$217,882	38.6%	$180,235	34.2%	$37,647	20.9%
Recovery Sciences	169,091	29.9	171,379	32.5	(2,288)	(1.3)
International	141,978	25.1	142,948	27.1	(970)	(0.7)
Surgical Implant	35,973	6.4	32,935	6.2	3,038	9.2

	$564,924	100.0%	$527,497	100.0%	$37,427	7.1%

Net sales in our Bracing and Vascular segment were $217.9 million for first half 2012, increasing 20.9% from net sales of $180.2 million for first half 2011. Our Bracing and Vascular segment benefited from sales from Dr. Comfort and Circle City, which we acquired on April 7, 2011 and March 4, 2011, respectively. Including the impact of pre-acquisition sales in the first half 2011 of $19.9 million, pro forma net sales in this segment increased by $17.7 million, or 8.8%, from $200.2 million for the first half 2011. Growth in net sales in this segment is being driven by sales from new products and improving sales execution.

Net sales in our Recovery Sciences segment were $169.1 million for first half 2012, decreasing 1.3% from net sales of $171.4 million for first half 2011. The decrease was primarily driven by reduced reimbursement levels for certain products in our Empi business unit.

Net sales in our International segment were $142.0 million for first half 2012, decreasing 0.7% from net sales of $142.9 million for first half 2011. The decrease was primarily driven by the unfavorable impact of changes in foreign currency exchange rates in effect in during first half 2012 as compared to foreign currency exchange rates in effect during first half 2011. Excluding the impact of constant currency in the first half 2012 of $8.4 million and including pre-acquisition sales in the first half 2011 of $0.7 million, pro forma net sales (in constant currency) in this segment increased by $6.8 million, or 4.7%, to $150.4 million for first half 2012 from $143.6 million for the first half 2011. Growth in net sales in this segment is being driven by sales from new products and increasing sales penetration in certain geographies.

Net sales in our Surgical Implant segment were $36.0 million for first half 2012, increasing 9.2% from net sales of $32.9 million for first half 2011. The increase was primarily driven by strong sales of new products and improving sales execution.

Gross Profit. Consolidated gross profit as a percentage of net sales was 61.1%, for first half 2012, compared to 61.3% for first half 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.3% for first half 2012, compared to 53.6% for first half 2011. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in first half 2011 were $5.0 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales decreased to 75.4% for first half 2012, from 76.0% for first half 2011, primarily due to reduced reimbursement levels for certain products in our Empi business unit.

Gross profit in our International segment as a percentage of net sales decreased to 56.3% for first half 2012, from 57.3% for first half 2011. The decrease was primarily driven by a lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 75.6% for first half 2012, compared to 71.5% for first half 2011. The increase was driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A decreased to $231.9 million for first half 2012, from $245.9 million for first half 2011. As a percentage of sales, SG&A expense decreased to 41.0% for first half 2012 from 46.6% for first half 2011.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Half 2012	First Half 2011
Integration charges:
Employee severance and relocation	$1,431	$3,029
U.S commercial sales and marketing reorganization	95	1,203
Chattanooga integration	—	119
Acquisition related expenses and integration	555	7,345
CEO transition	173	1,627
Other non-recurring and integration charges	2,910	2,203
Litigation costs and settlements, net	2,825	3,219
Additional product liability insurance	—	3,302
ERP implementation and other automation projects	3,897	14,170

	$11,886	$36,217

Research and Development (R&D). R&D expense was $13.8 million, or 2.4% of net sales, and $13.2 million, or 2.5% of sales, for first half 2012 and first half 2011, respectively. R&D expense in first half 2011 included $0.9 million related to the write-off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $49.0 million and $44.9 million for first half 2012 and first half 2011, respectively. The increase is due to amortization of intangible assets acquired with our 2011 acquisitions of Dr. Comfort, Circle City and BetterBraces.com.

Interest Expense. Interest expense was $88.5 million for first half 2012, and $83.6 million for first half 2011. An increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings during first half 2012 as compared to first half 2011.

Loss on Modification of Debt. During first half 2012 and first half 2011, we recognized $9.4 million and $2.1 million respectively, of arrangement and lender consent fees related to amendments to our Senior Secured Credit Facility.

Other Income (Expense), Net. Other income was $1.1 million and $4.5 million for first half 2012 and first half 2011, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax (Provision) Benefit. For first half 2012, we recorded an income tax expense of $2.5 million on a pre-tax loss of $46.5 million, resulting in a negative effective tax rate of 5.3%. For first half 2011, we recorded income tax benefit of $22.0 million on a pre-tax loss of $61.8 million, resulting in an effective tax rate of 35.6%. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances beginning to be provided against deferred tax assets in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of June 30, 2012, our primary sources of liquidity consisted of cash and cash equivalents totaling $29.0 million and our $100.0 million revolving credit facility, of which $49.0 million was available. Working capital at June 30, 2012 was $222.9 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First half 2012	First half 2011
Cash provided by operating activities	$19,939	$7,619
Cash used in investing activities	(16,709)	(338,146)
Cash (used in) provided by financing activities	(12,196)	331,437
Effect of exchange rate changes on cash and cash equivalents	(221)	1,929

Net (decrease) increase in cash and cash equivalents	$(9,187)	$2,839

Cash Flows

Operating activities provided cash of $19.9 million and $7.6 million in first half 2012 and first half 2011, respectively, reflecting our net loss adjusted for non-cash expenses. Cash paid for interest was $80.6 million and $69.4 million in first half 2012 and first half 2011, respectively.

Investing activities used $16.7 million and $338.1 million of cash in first half 2012 and first half 2011, respectively. Cash used in investing activities for first half 2012 primarily consisted of purchases of property and equipment. Cash used in investing activities for first half 2011 included $317.7 million of net cash paid for the acquisitions of Dr. Comfort, Elastic Therapy, Inc. (ETI) and Circle City and $20.7 million for purchases of property and equipment.

Financing activities used $12.2 million of cash for first half 2012 and provided $331.4 million of cash for first half 2011. Cash used in financing activities in first half 2012 consisted of proceeds from the borrowings under our Amended Senior Secured Credit Facility and our new 8.75% Notes, offset by repayments of the Original Senior Secured Credit Facility and a portion of our 10.875% Notes and the payment of $25.2 million of debt issuance costs. Cash provided by financing activities in first half 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Notes and net borrowings of $46.0 million from our revolving credit facility which, together with cash on hand, were primarily used to fund the acquisitions of Dr. Comfort, ETI and Circle City. For the remainder of 2012, we expect to spend cash of approximately $110.9 million for the following:

•	$30.9 million for scheduled principal and estimated interest payments on our Amended Senior Secured Credit Facility;

•	$61.3 million for scheduled interest payments on our 8.75% Notes, 10.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$18.7 million for capital expenditures.

Indebtedness

As of June 30, 2012, our total indebtedness was $2,180.5 million, net of unamortized original issue discounts and premiums of $6.9 million, net.

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

On March 20, 2012, we entered into an Amendment and Restatement Agreement to amend and restate our Original Senior Secured Credit Facility (Amended Senior Secured Credit Facility), which (1) permitted the issuance of $230.0 million aggregate principal of 8.75% Notes; (2) extended the maturity of $564.7 million of term loans outstanding under the Original Senior Secured Credit Facility to the earlier of November 1, 2016 or August 15, 2014, if on such date the aggregate principal amount of our 10.875% Notes is not less than $150.0 million (Extended Term Loans); (3) provided for the issuance of a new tranche of $350.0 million of term loans that will mature on the earlier of September 15, 2017 or August 15, 2014 if on such date the aggregate outstanding principal amount of our 10.875% Notes is not less than $150.0 million; (4) deemed certain previous acquisitions and investments to be permitted under the terms of the Amended Senior Secured Credit Facility; (5) increased the total net leverage ratio limitation in the permitted acquisitions covenant from 7.0x to 7.5x; (6) changed the financial maintenance covenant from a senior secured leverage ratio covenant to a new Senior Secured first lien leverage ratio covenant; and (7) replaced our Original Revolving Credit Facility with a new $100.0 million revolving credit facility (Revolving Credit Facility) which matures on the earlier of March 14, 2017 or August 15, 2014, if on such date the aggregate principal amount of 10.875% Notes is not less than $150.0 million.

On March 30, 2012, we entered into Amendment No. 1 to our Amended Senior Secured Credit Facility which, among other things, provided for the issuance of an additional $105.0 million of new term loans that will mature on the earlier of September 15, 2017 or August 15, 2014, if on such date the outstanding aggregate principal amount of our 10.875% Notes is not less than $150.0 million. The net proceeds from the issuance were used to repay $103.5 million aggregate principal of existing term loans under the Original Senior Secured Credit Facility and to pay related fees, premiums and expenses.

Collectively, the $350.0 million of new term loans issued on March 20, 2012 and the $105.0 million of new term loans issued on March 30, 2012 are referred to as the New Term Loans.

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

As of June 30, 2012, the balance of term loans outstanding under the Amended Senior Secured Credit Facility was $841.4 million (exclusive of $9.7 million of unamortized original issue discount) and there were $51.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest Rates. The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans and the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate applicable with respect to the Eurodollar component of interest rates on New Term Loan borrowings of 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of June 30, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.74%.

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

Pursuant to the terms of the credit agreement relating to the Amended Senior Secured Credit Facility, we are required to maintain a maximum Senior Secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended June 30, 2012. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Amended Senior Secured Credit Facility and the Indentures governing our 8.75% Notes, 10.875% Notes, 7.75% Notes and 9.75% Notes. Adjusted EBITDA is a material component of these covenants. As of June 30, 2012, our actual Senior Secured first lien leverage ratio was within the required ratio at 3.12:1.

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 30, 2012, measured on that date, was below the required ratio for such additional incurrence or payments at 1.66:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the Senior Secured first lien leverage ratio for the immediately preceding test period would not be greater than 3.50:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of June 30, 2012:

	Covenant Requirements	Actual Ratios
Amended Senior Secured Credit Facility:
Maximum ratio of Senior Secured first lien leverage to Adjusted EBITDA	4.25:1	3.12:1
Notes:
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.66:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended June 30, 2012 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Amended Senior Secured Credit Facility and the Indentures.

	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Net loss attributable to DJO Finance LLC	$(20,198)	$(223,527)
Interest expense, net	46,345	173,976
Income tax provision (benefit)	87	(28,110)
Depreciation and amortization	32,169	126,588
Non-cash charges (a)	1,794	159,730
Non-recurring and integration charges (b)	5,257	37,521
Other adjustment items, before adjustments applicable for the twelve month period only (c)	3,946	23,807

Adjusted EBITDA before other adjustment items applicable to the twelve month period only	69,400	269,985
Other adjustment items applicable to the twelve month period only (d)
Future cost savings related to recent acquisitions	—	3,940

Adjusted EBITDA	$69,400	$273,925

(a)	Non-cash charges are comprised of the following (in thousands):

	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Stock based compensation expense	$1,395	$3,623
Impairment of Chattanooga assets held for sale	380	380
Loss on disposal of assets, net	19	227
Impairment of goodwill and intangible assets	—	141,006
Purchase accounting adjustments	—	7,378
Impairment of fixed assets	—	7,116

Total non-cash charges	$1,794	$159,730

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Integration charges:
U.S. commercial sales and marketing reorganization	$57	$1,242
Acquisition related expenses and integration (1)	442	2,106
Chattanooga integration	—	56
CEO transition	—	966
Other non-recurring and integration expenses	2,479	11,433
Litigation costs and settlements, net	912	6,618
ERP implementation and other automation projects	1,367	15,100

Total non-recurring and integration charges	$5,257	$37,521

(1)	Consists of direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(c)	Other adjustment items are comprised of the following (in thousands):

	Three Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
Blackstone monitoring fees	$1,750	$7,000
Noncontrolling interests	275	858
Loss on modification and extinguishment of debt (1)	90	9,398
Other (2)	1,831	6,551

Total other adjustment items	$3,946	$23,807

(1)	Loss on modification and extinguishment of debt for the twelve months ending June 30, 2012 consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Other adjustment items applicable for the twelve month period only include future cost savings related to the acquisitions of Dr. Comfort, ETI and Circle City.

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

Deferred Tax Asset Valuation Allowance

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amount and the tax bases of assets, liabilities and net operating loss carryforwards (NOLs). We establish valuation allowances when the recovery of a deferred tax asset is not likely based on historical income, projected future income, the expected timing of the reversals of temporary differences and the implementation of tax-planning strategies. Beginning in the first quarter of June 30, 2012, we were unable to determine that it was more likely than not that certain U.S federal and state deferred tax assets would be realized. We therefore established a valuation allowance against those deferred tax assets.

Our gross deferred tax asset balance was approximately $226.3 million at June 30, 2012 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and NOLs (see Note 9 to our unaudited condensed consolidated financial statements). As of June 30, 2012, we maintained a valuation allowance of $22.9 million due to uncertainties related to our ability to realize certain NOLs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. We have $995.0 million aggregate principal amount of fixed rate senior notes and $300 million senior subordinated notes. Our borrowings under the Amended Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of June 30, 2012, we had $841.4 million of borrowings outstanding under the Amended Senior Secured Credit Facility, exclusive of $9.7 million of unamortized original issue discount. A hypothetical 1% increase in variable interest rates for the Amended Senior Secured Credit Facility would have impacted our earnings and cash flow for the six months ended June 30, 2012 by approximately $4.5 million. We may use financial instruments where appropriate to manage our interest rate risk, although we had no such instruments in effect at June 30, 2012. As a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

As we continue to expand our business, the sales of our products that are denominated in foreign currencies has increased, as have the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and six months ended June 30, 2012, sales denominated in foreign currencies accounted for approximately 20.9% and 21.4% of our consolidated net sales, respectively, of which 15.0% and 15.4%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies may arise because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors.

Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the six months ended June 30, 2012, we utilized MXP foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXP (see Note 7 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts held as of June 30, 2012 expire weekly through September 2012.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pain Pump Litigation

As previously described, we are named as one of several defendants in a number of product liability lawsuits in courts in several states related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. There were approximately 65 plaintiffs in U.S. cases pending as of June 30, 2012 and a lawsuit in Canada which was recently certified as a class action. We discontinued our sale of these products in the second quarter of 2009.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits filed in Superior Court, San Diego County, California, involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of June 30, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. A total of ten of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases will go to trial in April 2013. Discovery is proceeding on these bellwether cases. We intend to defend these matters aggressively.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 21, 2012 and Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed with the SEC on May 1, 2012. There have been no material changes to the risk factors disclosed in such Form 10-K or Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (2012 Version).

10.2+	Amendment to 2007 Incentive Stock Plan, dated February 16, 2012.

10.3+	Amendment to Employment Agreement, dated April 9, 2012, between Michael P. Mogul and DJO Global, Inc.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and July 2, 2011, (iv) the Unaudited Consolidated Statement of Equity as of June 30, 2012 and December 31, 2011, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: August 3, 2012	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: August 3, 2012	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer