Form 10-Q
period 2012-09-29
DJO Finance LLC
filed 2012-11-02
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of November 2, 2012, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$38,225	$38,169
Accounts receivable, net	160,156	158,982
Inventories, net	143,801	128,699
Deferred tax assets, net	43,770	43,458
Prepaid expenses and other current assets	23,134	18,791

Total current assets	409,086	388,099
Property and equipment, net	104,930	107,108
Goodwill	1,229,941	1,228,778
Intangible assets, net	1,059,936	1,132,694
Other assets	48,148	38,181

Total assets	$2,852,041	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$58,075	$57,926
Accrued interest	44,829	20,928
Current portion of debt and capital lease obligations	8,614	8,820
Other current liabilities	86,088	81,771

Total current liabilities	197,606	169,445
Long-term debt and capital lease obligations	2,156,863	2,159,091
Deferred tax liabilities, net	251,284	252,194
Other long-term liabilities	15,187	16,174

Total liabilities	2,620,940	2,596,904

Commitments and contingencies
Equity:
DJO Finance LLC membership equity:
Member capital	839,434	834,871
Accumulated deficit	(611,390)	(539,276)
Accumulated other comprehensive income	315	218

Total membership equity	228,359	295,813
Noncontrolling interests	2,742	2,143

Total equity	231,101	297,956

Total liabilities and equity	$2,852,041	$2,894,860

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$273,986	$263,118	$838,910	$790,615
Cost of sales (exclusive of amortization of intangible assets of $9,837 and $29,513 for the three and nine months ended September 29, 2012 and $9,688 and $28,831 for the three and nine months ended October 1, 2011, respectively)	108,297	107,463	328,334	311,709

Gross profit	165,689	155,655	510,576	478,906
Operating expenses:
Selling, general and administrative	110,735	115,854	342,617	361,761
Research and development	7,938	6,477	21,695	19,721
Amortization of intangible assets	24,487	24,435	73,505	69,373

	143,160	146,766	437,817	450,855

Operating income	22,529	8,889	72,759	28,051
Other income (expense):
Interest expense	(46,411)	(42,764)	(134,899)	(126,320)
Interest income	46	77	151	240
Loss on modification and extinguishment of debt	—	—	(9,398)	(2,065)
Other income (expense), net	1,870	(6,004)	2,931	(1,551)

	(44,495)	(48,691)	(141,215)	(129,696)

Loss before income taxes	(21,966)	(39,802)	(68,456)	(101,645)
Income tax (provision) benefit	(569)	14,096	(3,044)	36,055

Net loss	(22,535)	(25,706)	(71,500)	(65,590)
Net income attributable to noncontrolling interests	(27)	(58)	(614)	(668)

Net loss attributable to DJO Finance LLC	$(22,562)	$(25,764)	$(72,114)	$(66,258)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net loss	$(22,535)	$(25,706)	$(71,500)	$(65,590)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $(1,488) and $(546) for the three and nine months ended September 29, 2012 and $3,173 and $(450) for the three and nine months ended October 1, 2011, respectively	2,119	(5,790)	82	817
Unrealized loss on cash flow hedges, net of tax benefit of $4 and $171 for the three and nine months ended October 1, 2011, respectively	—	(6)	—	(265)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax (provision) of $(693) and $(2,095) for the three and nine months ended October 1, 2011, respectively	—	1,115	—	3,290

Other comprehensive (loss) income	2,119	(4,681)	82	3,842

Comprehensive loss	(20,416)	(30,387)	(71,418)	(61,748)
Comprehensive loss (income) attributable to noncontrolling interests	(97)	139	(599)	(700)

Comprehensive loss attributable to DJO Finance LLC	$(20,513)	$(30,248)	$(72,017)	$(62,448)

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive income	Total membership equity	Noncontrolling interests	Total equity
Balance at December 31, 2011	$834,871	$(539,276)	$218	$295,813	$2,143	$297,956
Net (loss) income	—	(72,114)	—	(72,114)	614	(71,500)
Other comprehensive income (loss), net of taxes	—	—	97	97	(15)	82
Stock-based compensation	3,563	—	—	3,563	—	3,563
Investment by parent	1,000	—	—	1,000	—	1,000

Balance at September 29, 2012	$839,434	$(611,390)	$315	$228,359	$2,742	$231,101

See accompanying notes to unaudited condensed consolidated financial statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash Flows From Operating Activities:
Net loss	$(71,500)	$(65,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,673	21,305
Amortization of intangible assets	73,505	69,373
Amortization of debt issuance costs and non-cash interest expense	7,729	6,270
Stock-based compensation expense	3,563	1,700
Loss on modification and extinguishment of debt	9,398	—
Loss on disposal of assets, net	936	683
Deferred income tax benefit	(1,836)	(43,074)
Provision for doubtful accounts and sales returns	16,442	22,455
Inventory reserves	4,440	5,812
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(17,677)	(18,831)
Inventories	(16,568)	(11,450)
Prepaid expenses and other assets	(3,670)	2,277
Accrued interest	23,897	37,280
Accounts payable and other current liabilities	(29)	11,908

Net cash provided by operating activities	51,303	40,118
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)
Purchases of property and equipment	(23,448)	(29,217)
Other investing activities, net	(656)	(1,479)

Net cash used in investing activities	(24,104)	(348,365)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	751,700	400,000
Repayments of debt and capital lease obligations	(754,824)	(83,620)
Payment of debt issuance costs	(25,234)	(7,612)
Investment by parent	1,000	3,176
Cancellation of vested options	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	(682)

Net cash (used in) provided by financing activities	(27,358)	309,262
Effect of exchange rate changes on cash and cash equivalents	215	176

Net increase in cash and cash equivalents	56	1,191
Cash and cash equivalents at beginning of period	38,169	38,132

Cash and cash equivalents at end of period	$38,225	$39,323

Supplemental disclosures of cash flow information:
Cash paid for interest	$103,351	$78,549
Cash paid (refunded) for taxes, net	$3,198	$(3,932)
Non-cash investing and financing activities:
Increases in property and equipment and in other current liabilities in connection with capitalized software costs	$—	$258

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

Fiscal Year

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. For our domestic business segments, the three months ended September 29, 2012 and October 1, 2011 each included 63 shipping days and the nine months ended September 29, 2012 and October 1, 2011 each included 191 shipping days.

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

In July 2012, the FASB issued an accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We will adopt this standard update during the first quarter of 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

2. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance, beginning of period	$38,315	$53,076
Provision for doubtful accounts and sales returns	16,442	22,455
Write-offs, net of recoveries	(23,666)	(24,288)

Balance, end of period	$31,091	$51,243

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Components and raw materials	$47,411	$50,322
Work in process	5,310	4,681
Finished goods	83,966	60,839
Inventory held on consignment	23,846	27,003

	160,533	142,845
Less inventory reserves	(16,732)	(14,146)

	$143,801	$128,699

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance, beginning of period	$14,146	$12,853
Provision charged to cost of sales	4,440	5,812
Write-offs, net of recoveries	(1,854)	(3,539)

Balance, end of period	$16,732	$15,126

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

4. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the nine months ended September 29, 2012 are presented below (in thousands):

Balance, beginning of period	$1,228,778
Foreign currency translation adjustments	1,163

Balance, end of period	$1,229,941

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

September 29, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,037	$(222,422)	$347,615
Patents and technology	460,961	(186,158)	274,803
Trademarks and trade names	23,650	(3,565)	20,085
Distributor contracts and relationships	5,226	(1,825)	3,401
Non-compete agreements	3,654	(1,518)	2,136

	$1,063,528	$(415,488)	648,040

Indefinite-lived intangible assets:
Trademarks and trade names			411,896

Net identifiable intangible assets			$1,059,936

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,528	$(181,396)	$388,132
Patents and technology	460,624	(156,290)	304,334
Trademarks and trade names	23,650	(1,807)	21,843
Distributor contracts and relationships	5,089	(1,206)	3,883
Non-compete agreements	3,636	(883)	2,753

	$1,062,527	$(341,582)	720,945

Indefinite-lived intangible assets:
Trademarks and trade names			411,749

Net identifiable intangible assets			$1,132,694

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 7.0 years for customer relationships, 10.0 years for patents and technology, 4.2 years for distributor rights, 8.5 years for trademarks and trade names, and 2.8 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 29, 2012, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2012	$23,589
2013	91,216
2014	89,150
2015	84,690
2016	80,836
Thereafter	278,559

$648,040

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Accrued wages and related expenses	$33,378	$29,856
Accrued commissions	12,737	12,831
Income taxes payable	4,205	2,878
Accrued rebates	6,141	6,027
Accrued other taxes	3,995	4,195
Accrued professional expenses	4,248	3,927
Derivative liabilities	—	545
Other accrued liabilities	21,384	21,512

	$86,088	$81,771

6. DERIVATIVE INSTRUMENTS

From time to time, we use derivative financial instruments to manage interest rate risk related to our variable rate credit facilities and risk related to foreign currency exchange rates. Our objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Before acquiring a derivative instrument to hedge a specific risk, we evaluate potential natural hedges. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, and the availability, effectiveness and cost of derivative instruments. We do not use derivative instruments for speculative or trading purposes.

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

Foreign Currency Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign currency exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign currency exchange forward contracts held as of September 29, 2012 expire weekly through June 2013. While our foreign currency exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our unaudited condensed consolidated statements of operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	September 29, 2012	December 31, 2011	September 29, 2012	December 31, 2011
Foreign currency exchange contracts not designated as hedges	186,230	197,900	$12,874	$14,576

The following table summarizes the location and fair value of derivative instruments in our unaudited condensed consolidated balance sheets (in thousands):

	Balance Sheet Location	September 29, 2012	December 31, 2011
Derivative Assets:
Foreign currency exchange forward contracts not designated as hedges	Other current assets	$1,459	$—

Derivative Liabilities:
Foreign currency exchange forward contracts not designated as hedges	Other current liabilities	$—	$545

The following table summarizes the effect of derivative instruments on our unaudited condensed consolidated statements of operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$—	$(1,807)	$—	$(5,384)
Foreign currency exchange forward contracts not designated as hedges	Other income (expense), net	281	(2,121)	2,004	(2,088)

		$281	$(3,928)	$2,004	$(7,472)

(1)	Represents the loss on derivative instruments designated as cash flow hedges, which has been reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest rate swaps designated as cash flow hedges	$—	$9	$—	$435

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

As of September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign currency exchange forward contracts not designated as hedges	$—	$1,459	$—	$1,459

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign currency exchange forward contracts not designated as hedges	$—	$545	$—	$545

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	September 29, 2012	December 31, 2011
Amended Senior Secured Credit Facility:
Revolving Credit Facility	$38,000	$—
$452.7 million New Term Loans, net of unamortized original issue discount of $7.7 million	445,062	—
$386.5 million Extended Term Loans, net of unamortized original issue discount of $1.6 million	384,868	—
Original Senior Secured Credit Facility:
Original Revolving Credit Facility	—	51,000
Original Term Loans, net of unamortized original issue discount of $4.4 million	—	838,591
8.75% second priority senior secured notes	230,000	—
10.875% senior unsecured notes, including unamortized original issue premium of $2.5 million and $3.3 million, respectively	467,541	678,282
7.75% senior unsecured notes	300,000	300,000
9.75% senior subordinated notes	300,000	300,000
Capital lease obligations and other	6	38

Total debt and capital lease obligations	2,165,477	2,167,911
Current maturities	(8,614)	(8,820)

Long-term debt and capital lease obligations	$2,156,863	$2,159,091

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

As of September 29, 2012, the market values of our Amended Senior Secured Credit Facility and Revolving Credit Facility were $845.5 million and $35.0 million, respectively. We determined market value using trading prices for our credit facilities on or near that date.

Interest Rates. The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans and the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Term Loan borrowings of 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of September 29, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.74%.

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

In addition, the Amended Senior Secured Credit Facility requires us to maintain a maximum Senior Secured first lien leverage ratio of consolidated Senior Secured first lien debt to Adjusted EBITDA (as defined) of 4.25:1 for the trailing twelve months ended September 29, 2012, stepping down periodically to 3.25:1 at the end of 2016. The Amended Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default. As of September 29, 2012, our actual Senior Secured first lien net leverage ratio was 3.00:1, and we were in compliance with all other applicable covenants.

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

As of September 29, 2012, the market value of the 8.75% Notes was $244.4 million. We determined market value using trading prices for the 8.75% Notes on or near that date.

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

Covenants. The 8.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2012, we were in compliance with all applicable covenants.

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

As of September 29, 2012, the market value of the remaining $465.0 million of aggregate principal amount of the 10.875% Notes was $481.9 million. We determined market value using trading prices for the 10.875% Notes on or near that date.

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

Covenants. The 10.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO, or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2012, we were in compliance with all applicable covenants.

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

As of September 29, 2012, the market value of the 7.75% Notes was $276.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date.

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

Covenants. The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2012, we were in compliance with all applicable covenants.

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

As of September 29, 2012, the market value of the 9.75% Notes was $252.0 million. We determined market value using trading prices for the 9.75% Notes on or near that date.

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

Covenants. The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2012, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of September 29, 2012 and December 31, 2011, we had incurred $42.9 million and $34.0 million, respectively, of unamortized debt issuance costs which were included in other assets in our unaudited condensed consolidated balance sheets. During the nine months ended September 29, 2012, we capitalized $15.9 million of debt issuance costs incurred in connection with the March 2012 issuance of the 8.75% Notes and the New Term Loans and the amendment and extension of our Amended Senior Secured Credit Facility.

For the three and nine months ended September 29, 2012, amortization of debt issuance costs was $2.5 million and $7.1 million, respectively. For the three and nine months ended October 1, 2011, amortization of debt issuance costs was $2.0 million and $5.8 million, respectively. Amortization of debt issuance costs is included in interest expense in our unaudited condensed consolidated statements of operations.

Loss on Modification and Extinguishment of Debt

During the nine months ended September 29, 2012, we recognized a loss on modification and extinguishment of debt of $9.4 million, consisting of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our senior secured credit facilities and $0.8 million related to the write off of unamortized debt issuance costs and original issue discount associated with the portion of the Original Term Loans which were extinguished.

Subsequent Event

During the fourth quarter we entered into transactions to repay the $465.0 million outstanding 10.875% Notes and issue $100.0 million of 8.75% Second Priority Senior Secured Notes and $440.0 million of 9.875% Senior Notes as described in Note 16.

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

For the three and nine months ended September 29, 2012, we recorded income tax expense of approximately $0.6 million and $3.0 million, respectively, on pre-tax losses of $22.0 million and $68.5 million, respectively, resulting in negative effective tax rates of 2.6% and 4.5%, respectively. For the three and nine months ended October 1, 2011, we recorded income tax benefits of approximately $14.1 million and $36.1 million, respectively, on pre-tax losses of approximately $39.8 million and $101.6 million, respectively, resulting in effective tax rates of 35.4% and 35.5%, respectively. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances provided against deferred tax assets beginning in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2012 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided valuation allowances of $7.8 million and $24.7 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and nine months ended September 29, 2012. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2008. The Internal Revenue Service (IRS) completed its field examination of our 2005 and 2006 tax years during the first half of 2010. The IRS had originally proposed material adjustments related to deductions for transaction costs, stock options expense and bad debt expense included in our 2006 tax return. During the second quarter of 2012, we engaged in discussions and negotiations with IRS appeals officers with respect to the adjustments proposed by the IRS. In the fourth quarter of 2012, we received documentation from the IRS signifying the completion of the audit. As anticipated, the closing of the audit will not result in a material reduction to our currently unreserved net operating losses and will result in a reduction to our unrecognized tax benefits of approximately $7.5 million in the fourth quarter.

At September 29, 2012, our gross unrecognized tax benefits were $18.6 million, reflecting a reduction of $0.8 million, due to the expiration of certain statutes of limitation related to transfers of intellectual property, from the unrecognized amount of $19.4 million at December 31, 2011. As of September 29, 2012, we have $2.4 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. In addition to the reduction of unrecognized tax benefits related to the completion of the IRS appeals process, we anticipate that approximately $0.6 million of unrecognized tax benefits related to transfers of intellectual property and $0.2 million of aggregate of other individually immaterial unrecognized tax benefits will decrease in the next twelve months due to the expiration of the statutes of limitation. As of September 29, 2012, we have unrecognized various foreign and U.S. state tax benefits of approximately $4.0 million, which, if recognized, would impact our effective tax rate in future periods.

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

Stock-Based Compensation

During the nine months ended September 29, 2012, the compensation committee granted 2,477,500 options which vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event of Blackstone achieving a minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

In addition to the 2,477,500 Performance Options granted during the nine months ended September 29, 2012, we granted 426,767 stock options to members of DJO’s Board of Directors. Of these options, 303,767 were granted to DJO’s Chairman of the Board and 100,000 were granted to a newly elected board member, who has agreed to perform certain additional services to assist the Company in building its surgical business in the US and all of its businesses outside of the US. The 403,676 options vest as follows: one-third of the stock option grant will vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service; one-third of the stock option grant will vest in the same manner as the Market Return Tranche; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Tranche. The remaining 23,000 options were granted to the other five outside directors on our Board of Directors and vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date, contingent upon the optionee’s continued service as a director. The time-based vesting options granted to all directors are referred to herein as Director Service Options.

The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the nine months ended September 29, 2012 was $6.09.

During the nine months ended October 1, 2011, we granted 983,000 stock options to employees, including 800,000 options granted to Michael P. Mogul, our new President and Chief Executive Officer. The weighted average grant date fair value of the options in the Time-Based Tranche was $6.23 per share.

For the Performance Options granted during the nine months ended September 29, 2012, we only recognized expense for the options which have the potential to vest based on achievement of the 2012 Adjusted EBITDA target, as we believe that it is probable that this target will be met. We have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA targets for years 2013-2015, as these targets have not yet been established and therefore we are unable to assess the probability of achieving such targets.

In each of the periods presented below, for the options granted prior to 2012 we only recognized expense for options granted to employees in the Time-Based Tranche, as achievement of the vesting targets for the performance and market components of the Market Return Tranche and Enhanced Market Return Tranche are not deemed probable at this time.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Expected volatility	37.7%	34.4%	35.3-37.7%	34.0-34.4%
Risk-free interest rate	0.8%	1.3%	0.8-1.5%	1.3-2.1%
Expected years until exercise	6.1	6.6	6.1-6.2	6.4-6.6
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of goods sold	$66	$19	$162	$130
Operating Expenses:
Selling, general and administrative	1,215	341	3,309	1,533
Research and development	29	9	92	37

	$1,310	$369	$3,563	$1,700

Stock-based compensation expense for options granted to non-employees was not significant to the Company for any period presented and is included in selling, general and administrative expense in our unaudited consolidated statements of operations.

11. EQUITY

During the nine months ended September 29, 2012, DJO sold 60,753 shares of its common stock at $16.46 per share to the new Chairman of its Board of Directors, subject to execution of a stockholder agreement including certain rights and restrictions. Net proceeds of $1.0 million from the share purchases were contributed by DJO to us, and are included in member capital in our unaudited condensed consolidated balance sheet as of September 29, 2012. The proceeds were used for working capital purposes.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 60 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. The lawsuits allege damages ranging from unspecified amounts to claims of up to $10 million. Many of the lawsuits which have been filed in the past three years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from more than 400 cases when product identification was later established showing that we did not sell the pump in issue. At present, we are named in approximately 25 lawsuits in which product identification has yet to be determined and, as a result, we believe that we will be dismissed from a meaningful number of such cases in the future. In the past two years, we have entered into settlements with plaintiffs in approximately 70 pain pump lawsuits. Of these, we have settled approximately 40 cases in joint settlements involving our first manufacturer and we have settled approximately 30 cases involving our second manufacturer. As of September 29, 2012, the range of potential loss is not estimable.

Indemnity and Insurance Coverage Related to Pain Pump Claims

We have sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us, to their products liability carriers and to our products liability carriers. These lawsuits are about equally divided between the two manufacturers. Both manufacturers have rejected our tenders of indemnity. The base policy for one of the manufacturers contributed to our defense, but that policy has been exhausted by defense costs and settlements, as has a second policy of that manufacturer. This manufacturer has ceased operations, has little assets and no additional insurance coverage. We have asserted indemnification rights against the successor to this manufacturer and are pursuing claims against the manufacturer, its owners and its successor. This manufacturer has asserted a counterclaim for indemnity against us, alleging that we are responsible for any liability incurred by the manufacturer in connection with our sale of pain pumps supplied by this manufacturer. The base policy for the other manufacturer has been exhausted and the excess liability carriers for that manufacturer have not accepted coverage for us and are not expected to provide for our defense. We and this manufacturer have been cooperating in jointly negotiating settlements of those lawsuits in which both parties are named. Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. In August 2010, one of our excess carriers for the period ending July 1, 2010 and for the supplemental extended reporting period (SERP) discussed below, which is insuring $10 million in excess of $25 million, informed us that it has reserved its right to rescind the policy based on an alleged failure by us and our insurance broker to disclose material information regarding the pain pump claims prior to the binding of coverage by this carrier. We disagree with this allegation and are seeking to resolve the issue with this carrier.

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

Pain Pump Investigation — U.S. Attorney’s Office for the Western District of Missouri

In January 2012, we became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding our previous sale and marketing of pain pump devices. The investigation relates to whether we caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. We deny that we improperly promoted the pain pump devices and believe that our marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of September 29, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. A total of ten of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases will go to trial in April 2013. Discovery is proceeding on these bellwether cases.

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

BGS Qui Tam Action and HIPAA Subpoena

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators, as well as The Blackstone Group L.P., an affiliate of DJO’s principal stockholder, and the principal stockholder of one of the other companies in the bone growth stimulation business. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. On December 4, 2009, we filed a motion to dismiss the relator’s complaint. The relator filed a second amended complaint in May 2010 that, among other things, dropped The Blackstone Group as a defendant. We filed another motion to dismiss directed at the second amended complaint, and that motion was denied. The case is proceeding to the discovery phase. Shortly before becoming aware of the qui tam action, we were advised that our bone growth stimulator business was the subject of an investigation by the DOJ, and on April 10, 2009, we were served with a subpoena under HIPAA seeking numerous documents relating to the marketing and sale by us of bone growth stimulators. On September 21, 2009, we were served with a second HIPAA subpoena related to this DOJ investigation seeking additional documents relating to the marketing and sale by us of bone growth stimulators. We believe that these subpoenas are related to the DOJ’s investigation of the allegations in the qui tam action, although the DOJ has decided not to intervene in the qui tam action at this time. We believe that our marketing practices in the bone growth stimulation business are in compliance with applicable legal standards and we intend to defend this case and investigation vigorously. We can make no assurance as to the resources that will be needed to respond to these matters or the final outcome of such action and as of September 29, 2012, we cannot estimate a range of potential loss, fines or damages.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Bracing and Vascular	$111,212	$101,452	$329,094	$281,687
Recovery Sciences	80,906	81,956	249,997	253,335
International	64,671	64,475	206,649	207,423
Surgical Implant	17,197	15,235	53,170	48,170

	$273,986	$263,118	$838,910	$790,615

Gross profit:
Bracing and Vascular	$57,306	$52,997	$169,148	$149,593
Recovery Sciences	61,656	61,573	189,167	191,836
International	34,815	36,472	114,696	118,376
Surgical Implant	12,670	10,698	39,858	34,239
Expenses not allocated to segments and eliminations	(758)	(6,085)	(2,293)	(15,138)

	$165,689	$155,655	$510,576	$478,906

Operating income:
Bracing and Vascular	$22,146	$18,844	$64,551	$54,339
Recovery Sciences	23,054	21,392	66,920	68,892
International	10,604	11,723	39,502	40,790
Surgical Implant	812	827	4,746	2,230
Expenses not allocated to segments and eliminations	(34,087)	(43,897)	(102,960)	(138,200)

	$22,529	$8,889	$72,759	$28,051

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
United States	$209,314	$198,643	$632,261	$583,193
Other Europe, Middle East and Africa	29,729	30,533	98,146	98,967
Germany	19,790	20,712	64,209	68,203
Australia and Asia Pacific	6,506	5,708	19,418	17,333
Canada	6,301	5,605	18,264	16,909
Latin America	2,346	1,917	6,612	6,010

	$273,986	$263,118	$838,910	$790,615

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,513	$1,680	$16,056	$(24)	$38,225
Accounts receivable, net	—	125,112	35,044	—	160,156
Inventories, net	—	119,944	29,628	(5,771)	143,801
Deferred tax assets, net	—	43,502	268	—	43,770
Prepaid expenses and other current assets	29	18,558	4,035	512	23,134

Total current assets	20,542	308,796	85,031	(5,283)	409,086
Property and equipment, net	—	93,240	12,270	(580)	104,930
Goodwill	—	1,150,269	108,413	(28,741)	1,229,941
Intangible assets, net	—	1,031,162	28,774	—	1,059,936
Investment in subsidiaries	1,297,699	1,686,366	78,501	(3,062,566)	—
Intercompany receivables	1,077,460	—	—	(1,077,460)	—
Other non-current assets	42,859	3,657	1,636	(4)	48,148

Total assets	$2,438,560	$4,273,490	$314,625	$(4,174,634)	$2,852,041

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$48,397	$9,667	$11	$58,075
Current portion of debt and capital lease obligations	8,608	6	—	—	8,614
Other current liabilities	44,730	58,817	26,259	1,111	130,917

Total current liabilities	53,338	107,220	35,926	1,122	197,606
Long-term debt and capital lease obligations	2,156,863	—	—	—	2,156,863
Deferred tax liabilities, net	—	241,888	9,923	(527)	251,284
Intercompany payables, net	—	863,971	142,934	(1,006,905)	—
Other long-term liabilities	—	13,712	1,475	—	15,187

Total liabilities	2,210,201	1,226,791	190,258	(1,006,310)	2,620,940
Noncontrolling interests	—	—	2,742	—	2,742
Total membership equity	228,359	3,046,699	121,625	(3,168,324)	228,359

Total liabilities and equity	$2,438,560	$4,273,490	$314,625	$(4,174,634)	$2,852,041

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$241,368	$60,905	$(28,287)	$273,986
Cost of sales (exclusive of amortization of intangible assets of $9,837)	—	97,277	41,764	(30,744)	108,297

Gross profit	—	144,091	19,141	2,457	165,689

Operating expenses:
Selling, general and administrative	—	91,661	19,080	(6)	110,735
Research and development	—	6,735	1,203	—	7,938
Amortization of intangible assets	—	23,507	980	—	24,487

	—	121,903	21,263	(6)	143,160

Operating income (loss)	—	22,188	(2,122)	2,463	22,529

Other income (expense):
Interest expense	(46,386)	—	(25)	—	(46,411)
Interest income	4	36	6	—	46
Loss on modification and extinguishment of debt	—	—	—	—	—
Other income (expense), net	—	625	1,245	—	1,870
Intercompany income (expense)	—	366	(407)	41	—
Equity in income (loss) of subsidiaries, net	23,821	—	—	(23,821)	—

	(22,561)	1,027	819	(23,780)	(44,495)

(Loss) income before income taxes	(22,561)	23,215	(1,303)	(21,317)	(21,966)
Income tax (provision) benefit	—	605	(1,174)	—	(569)

Net (loss) income	(22,561)	23,820	(2,477)	(22,317)	(22,535)
Net income attributable to noncontrolling interests	—	—	(27)	—	(27)

Net (loss) income attributable to DJOFL	$(22,561)	$23,820	$(2,504)	$(21,317)	$(22,562)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$726,719	$195,903	$(83,712)	$838,910
Cost of sales (exclusive of amortization of intangible assets of $29,513)	—	290,889	132,130	(94,685)	328,334

Gross profit	—	435,830	63,773	10,973	510,576

Operating expenses:
Selling, general and administrative	—	281,024	61,589	4	342,617
Research and development	—	18,346	3,349	—	21,695
Amortization of intangible assets	—	70,523	2,982	—	73,505

	—	369,893	67,920	4	437,817

Operating income (loss)	—	65,937	(4,147)	10,969	72,759

Other income (expense):
Interest expense	(134,829)	—	(70)	—	(134,899)
Interest income	14	72	65	—	151
Loss on modification and extinguishment of debt	(9,398)	—	—		(9,398)
Other income (expense), net	—	2,493	438	—	2,931
Intercompany income (expense)	—	728	(661)	(67)	—
Equity in income (loss) of subsidiaries, net	72,099	—	—	(72,099)	—

	(72,114)	3,293	(228)	(72,116)	(141,215)

(Loss) income before income taxes	(72,114)	69,230	(4,375)	(61,197)	(68,456)
Income tax benefit (provision)	—	1,381	(4,425)	—	(3,044)

Net (loss) income	(72,114)	70,611	(8,800)	(61,197)	(71,500)
Net income attributable to noncontrolling interests	—	—	(614)	—	(614)

Net (loss) income attributable to DJOFL	$(72,114)	$70,611	$(9,414)	$(61,197)	$(72,114)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(72,114)	$70,611	$(8,800)	$(61,197)	$(71,500)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	19,063	3,883	(273)	22,673
Amortization of intangible assets	—	70,523	2,982	—	73,505
Amortization of debt issuance costs and non-cash interest expense	7,729	—	—	—	7,729
Stock-based compensation expense	—	3,563	—	—	3,563
Loss on modification and extinguishment of debt	9,398	—	—	—	9,398
Loss on disposal of assets, net	—	485	451	—	936
Deferred income tax benefit	—	(1,247)	(62)	(527)	(1,836)
Provision for doubtful accounts and sales returns	—	16,281	161	—	16,442
Inventory reserves	—	4,198	242	—	4,440
Equity in (income) loss of subsidiaries, net	(72,099)	—	—	72,099	—

Changes in operating assets and liabilities:
Accounts receivable	—	(16,296)	(1,381)	—	(17,677)
Inventories	—	(12,871)	6,175	(9,872)	(16,568)
Prepaid expenses and other assets	131	(2,856)	(886)	(59)	(3,670)
Accounts payable and other current liabilities	23,867	345	(3,533)	3,189	23,868

Net cash (used in) provided by operating activities	(103,088)	151,799	(768)	3,360	51,303

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(19,921)	(3,519)	(8)	(23,448)
Other investing activities, net	—	(656)	—	—	(656)

Net cash used in investing activities	—	(20,577)	(3,519)	(8)	(24,104)

Cash Flows from Financing Activities:
Intercompany	137,154	(131,288)	(2,489)	(3,377)	—
Proceeds from issuance of debt	751,700	—	—	—	751,700
Repayments of debt and capital lease obligations	(754,792)	(32)	—	—	(754,824)
Payment of debt issuance costs	(25,234)	—	—	—	(25,234)
Investment by parent	1,000	—	—	—	1,000

Net cash provided by (used in) financing activities	109,828	(131,320)	(2,489)	(3,377)	(27,358)
Effect of exchange rate changes on cash and cash equivalents	—	—	215	—	215

Net (decrease) increase in cash and cash equivalents	6,740	(98)	(6,561)	(25)	56
Cash and cash equivalents at beginning of period	13,773	1,778	22,617	1	38,169

Cash and cash equivalents at end of period	$20,513	$1,680	$16,056	$(24)	$38,225

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended October 1, 2011

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$222,120	$60,319	$(19,321)	$263,118
Cost of sales (exclusive of amortization of intangible assets of $9,688)	—	90,555	37,788	(20,880)	107,463

Gross profit	—	131,565	22,531	1,559	155,655

Operating expenses:
Selling, general and administrative	—	94,502	21,352	—	115,854
Research and development	—	5,546	931	—	6,477
Amortization of intangible assets	—	23,328	1,107	—	24,435

	—	123,376	23,390	—	146,766

Operating income (loss)	—	8,189	(859)	1,559	8,889

Other income (expense):
Interest expense	(42,756)	—	(8)	—	(42,764)
Interest income	3	17	57	—	77
Other income, net	—	(1,820)	(4,184)	—	(6,004)
Intercompany income (expense)	—	664	1,211	(1,875)	—
Equity in income of subsidiaries, net	16,989	—	—	(16,989)	—

	(25,764)	(1,139)	(2,924)	(18,864)	(48,691)

(Loss) income before income taxes	(25,764)	7,050	(3,783)	(17,305)	(39,802)
Income tax benefit (provision)	—	15,306	(875)	(335)	14,096

Net (loss) income	(25,764)	22,356	(4,658)	(17,640)	(25,706)
Net income attributable to noncontrolling interests	—	—	(58)	—	(58)

Net (loss) income attributable to DJOFL	$(25,764)	$22,356	$(4,716)	$(17,640)	$(25,764)

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

16. SUBSEQUENT EVENTS

On September 11, 2012, we commenced a cash tender offer for any and all of our $465.0 million of outstanding 10.875% Notes (see Note 8) due 2014 with a final tender expiration date of October 9, 2012. The total tender offer consideration was $1,038.75 for each $1,000 principal amount of 10.875% Notes, including an early tender premium of $30 per $1,000 principal amount of 10.875% Notes validly tendered by the early tender deadline of September 24, 2012. In addition, holders who validly tendered their 10.875% Notes were entitled to receive accrued interest from and including the last interest payment date through the applicable settlement date. Holders of 10.875% Notes aggregating $363.2 million of principal tendered their notes on or before the early tender deadline. On October 1, 2012, we purchased from the holders the 10.875% Notes tendered by the early tender deadline. The aggregate payment to these holders was $392.2 million, including aggregate tender premium cost of $14.1 million and accrued interest of $14.9 million. We intend to redeem all 10.875% Notes that are not previously tendered on November 15, 2012 at the applicable redemption price of 102.719% of the remaining principal amount outstanding, or an aggregate total of $104.5 million, plus accrued interest. In connection with the tender and the redemption, we will record a loss on extinguishment of debt during the fourth quarter. The loss is preliminarily estimated to include $18.5 million in tender and redemption premium costs and $10.2 million in unamortized original issuance costs, net of $2.5 million in unamortized original issuance premium.

On October 1, 2012, we issued $100.0 million in additional 8.75% Second Priority Senior Secured Notes (Additional 8.75% Notes). This issuance increases the aggregate principal amount of existing 8.75% Notes from $230.0 million to $330.0 million. The Additional 8.75% Notes are fungible with the original 8.75% Notes and mature on March 15, 2018. Interest on the Additional 8.75% Notes will be payable on March 15 and September 15 of each year, commencing on March 15, 2013. Gross proceeds of $106.75 million from the Additional 8.75% Notes included a $6.75 million issuance premium. This premium will be amortized over the term of the Additional 8.75% Notes using the effective interest method.

The 8.75% Notes are guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee the Amended Senior Secured Credit Facility. The 8.75% Notes are secured by second priority liens, subject to permitted liens, on certain of the Issuers’ subsidiary guarantor assets that secure borrowings under the Amended Senior Secured Credit Facility.

On October 1, 2012, we issued $440.0 million aggregate principal amount of new 9.875% Senior Notes (9.875% Notes) maturing on April 15, 2018. Interest will be payable on April 15 and October 15 of each year, commencing on April 15, 2013.

The 9.875% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s Senior Secured Credit Facility.

The net proceeds from the issuances were or will be used to repay the 10.875% Notes and the balance outstanding on our Revolving Credit Facility as of October 1, 2012, as well as fees and expenses, including tender premiums, in connection with the 10.875% Notes repayment and issuance of the Additional 8.75% Notes and the 9.875% Notes.

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (SEC) on February 21, 2012 and May 1, 2012, respectively, describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Bracing and Vascular:
Net sales	$111,212	$101,452	$329,094	$281,687
Gross profit	$57,306	$52,997	$169,148	$149,593
Gross profit margin	51.5%	52.2%	51.4%	53.1%
Operating income	$22,146	$18,844	$64,551	$54,339
Operating income as a percent of net segment sales	19.9%	18.6%	19.6%	19.3%

Recovery Sciences:
Net sales	$80,906	$81,956	$249,997	$253,335
Gross profit	$61,656	$61,573	$189,167	$191,836
Gross profit margin	76.2%	75.1%	75.7%	75.7%
Operating income	$23,054	$21,392	$66,920	$68,892
Operating income as a percent of net segment sales	28.5%	26.1%	26.8%	27.2%

International:
Net sales	$64,671	$64,475	$206,649	$207,423
Gross profit	$34,815	$36,472	$114,696	$118,376
Gross profit margin	53.8%	56.6%	55.5%	57.1%
Operating income	$10,604	$11,723	$39,502	$40,790
Operating income as a percent of net segment sales	16.4%	18.2%	19.1%	19.7%

Surgical Implant:
Net sales	$17,197	$15,235	$53,170	$48,170
Gross profit	$12,670	$10,698	$39,858	$34,239
Gross profit margin	73.7%	70.2%	75.0%	71.1%
Operating income	$812	$827	$4,746	$2,230
Operating income as a percent of net segment sales	4.7%	5.4%	8.9%	4.6%

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of two four-week periods and one five-week period. Our first and fourth quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays and December 31 fall. For our domestic business segments, the three months ended September 29, 2012 and October 1, 2011 each included 63 shipping days and the nine months ended September 29, 2012 and October 1, 2011 each included 191 shipping days.

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

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2012		October 1, 2011		September 29, 2012		October 1, 2011
Net sales	$273,986	100.0%	$263,118	100.0%	$838,910	100.0%	$790,615	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	108,297	39.5	107,463	40.8	328,334	39.1	311,709	39.4

Gross profit	165,689	60.5	155,655	59.2	510,576	60.9	478,906	60.6

Operating expenses:
Selling, general and administrative	110,735	40.4	115,854	44.0	342,617	40.8	361,761	45.8
Research and development	7,938	2.9	6,477	2.5	21,695	2.6	19,721	2.5
Amortization of intangible assets	24,487	8.9	24,435	9.3	73,505	8.8	69,373	8.8

	143,160	52.2	146,766	55.8	437,817	52.2	450,855	57.1

Operating income	22,529	8.3	8,889	3.4	72,759	8.7	28,051	3.5

Other income (expense):
Interest expense	(46,411)	(16.9)	(42,764)	(16.2)	(134,899)	(16.1)	(126,320)	(16.0)
Interest income	46	—	77	—	151	—	240	—
Loss on modification of debt	—	—	—	—	(9,398)	(1.1)	(2,065)	(0.2)
Other income (expense), net	1,870	0.7	(6,004)	(2.3)	2,931	0.3	(1,551)	(0.2)

	(44,495)	(16.2)	(48,691)	(18.5)	(141,215)	(16.9)	(129,696)	(16.4)

Loss before income taxes	(21,966)	(7.9)	(39,802)	(15.1)	(68,456)	(8.2)	(101,645)	(12.9)
Income tax (provision) benefit	(569)	(0.2)	14,096	5.3	(3,044)	(0.4)	36,055	4.6

Net loss	(22,535)	(8.1)	(25,706)	(9.8)	(71,500)	(8.6)	(65,590)	(8.3)
Net income attributable to noncontrolling interests	(27)	—	(58)	—	(614)	(0.1)	(668)	(0.1)

Net loss attributable to DJO Finance LLC	$(22,562)	(8.1)%	$(25,764)	(9.8)%	$(72,114)	(8.7)%	$(66,258)	(8.4)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $9,837 and $29,513 for the three and nine months ended September 29, 2012, respectively, and $9,688 and $28,831 for the three and nine months ended October 1, 2011, respectively.

Three Months Ended September 29, 2012 (third quarter 2012) compared to Three Months Ended October 1, 2011 (third quarter 2011)

Net Sales. Net sales for third quarter 2012 were $274.0 million, increasing 4.1% from net sales of $263.1 million for third quarter 2011. This increase was driven primarily by sales of our new products and improved sales execution, partially offset by unfavorable changes in foreign currency exchange rates in effect in third quarter 2012 as compared to foreign currency exchange rates in effect in third quarter 2011. Excluding the impact of the changes in foreign currency exchange rates in the third quarter 2012 (constant currency) of $5.3 million, net sales in constant currency increased by $16.2 million, or 6.2%, to $279.3 million for the third quarter 2012 from $263.1 million for the third quarter 2011. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Third Quarter 2012	% of Net Sales	Third Quarter 2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$111,212	40.6%	$101,452	38.6%	$9,760	9.6%
Recovery Sciences	80,906	29.5	81,956	31.1	(1,050)	(1.3)
International	64,671	23.6	64,475	24.5	196	0.3
Surgical Implant	17,197	6.3	15,235	5.8	1,962	12.9

	$273,986	100.0%	$263,118	100.0%	10,868	4.1%

Net sales in our Bracing and Vascular segment were $111.2 million for third quarter 2012, increasing 9.6% from net sales of $101.5 million for third quarter 2011. Growth in net sales in this segment is being driven by sales from new products and improving sales execution.

Net sales in our Recovery Sciences segment were $80.9 million for third quarter 2012, decreasing 1.3% from net sales of $82.0 million for third quarter 2011. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and by slow market conditions for capital equipment sold by our Chattanooga business unit.

Net sales in our International segment were $64.7 million for third quarter 2012, increasing 0.3% from net sales of $64.5 million for third quarter 2011. The increase was primarily driven by the impact of changes in foreign currency exchange rates in effect in during third quarter 2012 as compared to foreign currency exchange rates in effect during third quarter 2011. Excluding the impact of the changes in foreign currency exchange rates in the third quarter 2012 of $5.3 million, net sales in constant currency in this segment increased by $5.5 million, or 8.6%, to $70.0 million for the third quarter 2012 from $64.5 million for the third quarter 2011. Growth in net sales in this segment is being driven by sales from new products, improvements in sales execution and increases in sales penetration in certain geographies.

Net sales in our Surgical Implant segment were $17.2 million for third quarter 2012, increasing 12.9% from net sales of $15.2 million for third quarter 2011. The increase was driven primarily by strong sales of new products and improving sales execution.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.5% for third quarter 2012, compared to 59.2% for third quarter 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.5% for third quarter 2012, compared to 52.2% for third quarter 2011. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales increased to 76.2% for third quarter 2012, from 75.1% for third quarter 2011. The increase was primarily due to a higher margin mix of products sold.

Gross profit in our International segment as a percentage of net sales decreased to 53.8% for third quarter 2012, from 56.6% for third quarter 2011. The decrease was primarily driven by a lower margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 73.7% for third quarter 2012, compared to 70.2% for third quarter 2011. The increase was driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A decreased to $110.7 million for third quarter 2012, from $115.9 million for third quarter 2011. As a percentage of sales, SG&A expense decreased to 40.4% in third quarter 2012 from 44.0% in third quarter 2011.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Third Quarter 2012	Third Quarter 2011
Integration charges:
Employee severance and relocation	$84	$2,345
U.S commercial sales and marketing reorganization	1,031	243
Acquisition related expenses and integration	193	642
CEO transition	—	700
Other non-recurring and integration charges	2,190	1,133
Litigation costs and settlements, net	1,920	1,321
ERP implementation and other automation projects	723	5,217

	$6,141	$11,601

Research and Development (R&D). R&D expense was $7.9 million and $6.5 million for third quarter 2012 and third quarter 2011, respectively. As a percentage of sales, R&D expense increased to 2.9% in third quarter 2012 from 2.5% in third quarter 2011, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. In both periods presented, amortization of intangible assets was $24.4 million.

Interest Expense. Interest expense was $46.4 million and $42.8 million for third quarter 2012 and third quarter 2011, respectively. The increase is due to an increase in the total amount of outstanding borrowings during third quarter 2012, as compared to third quarter 2011.

Other Income (Expense), Net. Other income (expense) was $1.9 million and $(6.0) million for third quarter 2012 and third quarter 2011, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax (Provision) Benefit. For third quarter 2012, we recorded income tax expense of $0.6 million on pre-tax losses of $22.0 million, resulting in a negative effective tax rate of 2.6%. For third quarter 2011, we recorded an income tax benefit of $14.1 million, on pre-tax losses of $39.8 million, resulting in an effective tax rate of 35.4%. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances provided against deferred tax assets beginning in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Nine Months Ended September 29, 2012 (nine months 2012) compared to Nine Months Ended October 1, 2011 (nine months 2011)

Net Sales. Net sales for nine months 2012 were $838.9 million, increasing 6.1% from net sales of $790.6 million for nine months 2011. This increase was driven primarily by sales of our new products, improved sales execution and sales from our 2011 acquisitions of Dr. Comfort and Circle City, partially offset by unfavorable changes in foreign currency exchange rates in effect during nine months 2012 as compared to foreign currency exchange rates in effect during nine months 2011. Excluding the impact of the changes in foreign currency exchange rates in the nine months 2012 (constant currency) of $13.8 million, and including pre-acquisition sales in the nine months 2011 of $20.7 million, pro forma net sales in constant currency increased by $41.4 million, or 5.1%, to $852.7 million for the nine months 2012 from $811.3 million for the nine months 2011. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Nine Months 2012	% of Net Sales	Nine Months 2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$329,094	39.2%	$281,687	35.7%	$47,407	16.8%
Recovery Sciences	249,997	29.8	253,335	32.0	(3,338)	(1.3)
International	206,649	24.6	207,423	26.2	(774)	(0.4)
Surgical Implant	53,170	6.4	48,170	6.1	5,000	10.4

	$838,910	100.0%	$790,615	100.0%	$48,295	6.1%

Net sales in our Bracing and Vascular segment were $329.1 million for nine months 2012, increasing 16.8% from net sales of $281.7 million for nine months 2011. Our Bracing and Vascular segment benefited from sales from Dr. Comfort and Circle City, which we acquired on April 7, 2011 and March 4, 2011, respectively. Including the impact of pre-acquisition sales in the nine months 2011 of $19.9 million, pro forma net sales in this segment increased by $27.4 million, or 9.1%, from $301.7 million for the nine months 2011. Growth in net sales in this segment is being driven by sales from new products and improvements in sales execution.

Net sales in our Recovery Sciences segment were $250.0 million for nine months 2012, decreasing 1.3% from net sales of $253.3 million for nine months 2011. The decrease was primarily driven by changes in reimbursement levels for certain products in our Empi business unit and by slow market conditions for the capital equipment sold by our Chattanooga business unit.

Net sales in our International segment were $206.6 million for nine months 2012, decreasing 0.4% from net sales of $207.4 million for nine months 2011. The decrease was primarily driven by unfavorable changes in foreign currency exchange rates in effect during nine months 2012 as compared to foreign currency exchange rates in effect during nine months 2011. Excluding the impact of the changes in foreign currency exchange rates in the nine months 2012 (constant currency) of $13.8 million, and including pre-acquisition sales in the nine months 2011 of $0.7 million, pro forma net sales in constant currency in this segment increased by $12.3 million, or 5.9%, to $220.4 million for nine months 2012 from $208.1 million for the nine months 2011. Growth in net sales in this segment is being driven by sales from new products and increasing sales penetration in certain geographies.

Net sales in our Surgical Implant segment were $53.2 million for nine months 2012, increasing 10.4% from net sales of $48.2 million for nine months 2011. The increase was primarily driven by strong sales of new products and improvements in sales execution.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.9%, for nine months 2012, compared to 60.6% for nine months 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.4% for nine months 2012, compared to 53.1% for nine months 2011. The decrease was primarily due to a lower margin mix of products sold, including sales from our recently acquired businesses. Also impacting gross profit in nine months 2011 were $10.0 million of purchase accounting adjustments related to the fair market value step-up of acquired inventory.

Gross profit in our Recovery Sciences segment as a percentage of net sales remained consistent at 75.7% for nine months 2012 and nine months 2011.

Gross profit in our International segment as a percentage of net sales decreased to 55.5% for nine months 2012, from 57.1% for nine months 2011. The decrease was primarily driven by a lower margin mix of products sold, including sales from our recently acquired businesses.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 75.0% for nine months 2012, compared to 71.1% for nine months 2011. The increase was driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A decreased to $342.6 million for nine months 2012, from $361.8 million for nine months 2011. As a percentage of sales, SG&A expense decreased to 40.8% for nine months 2012 from 45.8% for nine months 2011.

Our SG&A expenses were impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months 2012	Nine Months 2011
Integration charges:
Employee severance and relocation	$1,515	$5,374
U.S commercial sales and marketing reorganization	1,126	1,446
Chattanooga integration	—	119
Acquisition related expenses and integration	748	7,987
CEO transition	173	2,327
Other non-recurring and integration charges	5,100	3,336
Litigation costs and settlements, net	4,745	4,735
Additional product liability insurance	—	3,107
ERP implementation and other automation projects	4,620	19,387

	$18,027	$47,818

Research and Development (R&D). R&D expense was $21.7 million, or 2.6% of net sales, and $19.7 million, or 2.5% of sales, for nine months 2012 and nine months 2011, respectively. R&D expense in nine months 2011 included $0.9 million related to the write-off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $73.5 million and $69.4 million for nine months 2012 and nine months 2011, respectively. The increase is due to amortization of intangible assets acquired with our 2011 acquisitions of Dr. Comfort, Circle City and BetterBraces.com.

Interest Expense. Interest expense was $134.9 million for nine months 2012, and $126.3 million for nine months 2011. The increase is due to an increase in the total amount of outstanding borrowings during nine months 2012 as compared to nine months 2011.

Loss on Modification and Extinguishment of Debt. During nine months 2012 and nine months 2011, we recognized $9.4 million and $2.1 million respectively, of arrangement and lender consent fees related to amendments to our Senior Secured Credit Facility.

Other Income (Expense), Net. Other income (expense) was $2.9 million and $(1.6) million for nine months 2012 and nine months 2011, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax (Provision) Benefit. For nine months 2012, we recorded an income tax expense of $3.0 million on a pre-tax loss of $68.5 million, resulting in a negative effective tax rate of 4.4%. For nine months 2011, we recorded income tax benefit of $36.1 million on a pre-tax loss of $101.6 million, resulting in an effective tax rate of 35.5%. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances provided against deferred tax assets beginning in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of September 29, 2012, our primary sources of liquidity consisted of cash and cash equivalents totaling $38.2 million and our $100.0 million revolving credit facility, of which $62.0 million was available. Working capital at September 29, 2012 was $211.5 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our Senior Secured Credit Facility, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the Senior Secured Credit Facility in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	Nine Months 2012	Nine Months 2011
Cash provided by operating activities	$51,303	$40,118
Cash used in investing activities	(24,104)	(348,365)
Cash (used in) provided by financing activities	(27,358)	309,262
Effect of exchange rate changes on cash and cash equivalents	215	176

Net increase in cash and cash equivalents	$56	$1,191

Cash Flows

Operating activities provided cash of $51.3 million and $40.1 million in nine months 2012 and nine months 2011, respectively, reflecting our net loss adjusted for non-cash expenses. Cash paid for interest was $103.4 million and $78.5 million in nine months 2012 and nine months 2011, respectively.

Investing activities used $24.1 million and $348.4 million of cash in nine months 2012 and nine months 2011, respectively. Cash used in investing activities for nine months 2012 primarily consisted of purchases of property and equipment. Cash used in investing activities for nine months 2011 included $317.7 million of net cash paid for the acquisitions of Dr. Comfort, Elastic Therapy, Inc. (ETI) and Circle City and $29.2 million for purchases of property and equipment.

Financing activities used $27.4 million of cash for nine months 2012 and provided $309.3 million of cash for nine months 2011. Cash used in financing activities in nine months 2012 consisted of proceeds from the borrowings under our Amended Senior Secured Credit Facility and our new 8.75% Notes, offset by repayments of the Original Senior Secured Credit Facility and a portion of our 10.875% Notes and the payment of $25.2 million of debt issuance costs. Cash provided by financing activities in nine months 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Notes and net borrowings of $23.0 million from our revolving credit facility which, together with cash on hand, were primarily used to fund the acquisitions of Dr. Comfort, ETI and Circle City.

For the remainder of 2012, we expect to spend cash of approximately $604.6 million for the following:

•	$15.1 million for scheduled principal and estimated interest payments on our Amended Senior Secured Credit Facility;

•	$27.6 million for scheduled interest payments on our 8.75% Notes, 10.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$9.4 million for capital expenditures,

•	$392.2 million for the early tender and redemption of $363.2 million principal of our 10.875% Notes, including aggregate tender premium costs of $14.1 million and accrued interest of $14.9 million,

•	$110.1 million for the remaining tender and redemption of $101.8 million principal of our 10.875% Notes, including aggregate tender premium costs of $2.8 million and accrued interest of $5.5 million,

•	$38.0 million for the payment of the balance outstanding on the Revolving Credit Facility as of October 1, 2012,

•	$12.2 million for the payment of debt issuance costs related to the issuance of 9.875% Senior Notes and the Additional 8.75% Notes.

Indebtedness

As of September 29, 2012, our total indebtedness was $2,156.9 million, net of unamortized original issue discounts and premiums of $6.8 million, net.

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

As of September 29, 2012, the balance of term loans outstanding under the Amended Senior Secured Credit Facility was $839.2 million (exclusive of $9.3 million of unamortized original issue discount) and there were $38.0 million of borrowings outstanding under the Revolving Credit Facility.

Interest Rates. The interest rate margins applicable to borrowings under the Revolving Credit Facility are, at our option, either (a) the Eurodollar rate plus 475 basis points or (b) a base rate plus 375 basis points. The interest rate margins applicable to the Extended Term Loans and the New Term Loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate applicable with respect to the Eurodollar component of interest rates on New Term Loan borrowings of 1.25%. The applicable margin for borrowings under the Revolving Credit Facility, the Extended Term Loans and the New Term Loans may be reduced, subject to our attaining certain leverage ratios. As of September 29, 2012, our weighted average interest rate for all borrowings under the Amended Senior Secured Credit Facility was 5.74%.

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

Pursuant to the terms of the credit agreement relating to the Amended Senior Secured Credit Facility, we are required to maintain a maximum Senior Secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended September 29, 2012. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our Amended Senior Secured Credit Facility and the Indentures governing our 8.75% Notes, 10.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of September 29, 2012, our actual Senior Secured first lien leverage ratio was within the required ratio at 3.00:1.

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

The Indentures governing the Notes limit our (and most or all of our subsidiaries’) ability to:

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our pro forma ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 29, 2012, measured on that date, was below the required ratio for such additional incurrence or payments at 1.64:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the Senior Secured first lien leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of September 29, 2012:

	Covenant Requirements	Actual Ratios
Amended Senior Secured Credit Facility:
Maximum ratio of Senior Secured first lien leverage to Adjusted EBITDA	4.25:1	3.00:1
Notes:
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.64:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended September 29, 2012 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Amended Senior Secured Credit Facility and the Indentures.

	Three Months Ended September 29, 2012	Twelve Months Ended September 29, 2012
Net loss attributable to DJO Finance LLC	$(22,562)	$(220,325)
Interest expense, net	46,365	177,655
Income tax provision (benefit)	569	(13,445)
Depreciation and amortization	32,170	126,750
Non-cash charges (a)	1,317	155,428
Non-recurring and integration charges (b)	7,011	31,803
Other adjustment items, before adjustments applicable for the twelve month period only (c)	33	15,956

Adjusted EBITDA before other adjustment items applicable to the twelve month period only	64,903	273,822

Other adjustment items applicable to the twelve month period only (d):
Future cost savings related to recent acquisitions	—	2,343

Adjusted EBITDA	$64,903	$276,165

(a)	Non-cash charges are comprised of the following (in thousands):

	Three Months Ended September 29, 2012	Twelve Months Ended September 29, 2012
Stock based compensation expense	$1,310	$4,564
Impairment of Chattanooga assets held for sale	—	380
Loss on disposal of assets, net	7	(2)
Impairment of goodwill and intangible assets	—	141,006
Purchase accounting adjustments	—	2,364
Impairment of fixed assets	—	7,116

Total non-cash charges	$1,317	$155,428

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended September 29, 2012	Twelve Months Ended September 29, 2012
Integration charges:
U.S. commercial sales and marketing reorganization	$1,031	$2,030
Acquisition related expenses and integration (1)	580	1,990
CEO transition	—	266
Other non-recurring and integration expenses	2,757	10,244
Litigation costs and settlements, net	1,920	7,216
ERP implementation and other automation projects	723	10,057

Total non-recurring and integration charges	$7,011	$31,803

(1)	Direct acquisition costs and integration expenses related to the Dr. Comfort, ETI and Circle City acquisitions.

(c)	Other adjustment items are comprised of the following (in thousands):

	Three Months Ended September 29, 2012	Twelve Months Ended September 29, 2012
Blackstone monitoring fees	1,750	7,000
Noncontrolling interests	27	827
Loss on modification and extinguishment of debt (1)	—	9,398
Other (2)	(1,744)	(1,269)

Total other adjustment items	$33	$15,956

(1)	Loss on modification and extinguishment of debt for the twelve months ending September 29, 2012 consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Other adjustment items applicable for the twelve month period only include future cost savings related to the acquisitions of Dr. Comfort, ETI and Circle City.

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

Our gross deferred tax asset balance was approximately $235.2 million at September 29, 2012 and primarily related to reserves for accounts receivable and inventory, accrued expenses, and NOLs (see Note 9 to our unaudited condensed consolidated financial statements). As of September 29, 2012, we maintained a valuation allowance of $30.5 million due to uncertainties related to our ability to realize certain NOLs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to fluctuating interest rates. We have historically managed our interest rate risk by balancing the amounts of our fixed and variable rate debt. For our fixed rate debt, interest rate changes may affect the market value of the debt but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flow, assuming other factors are constant. We have $995.0 million aggregate principal amount of fixed rate senior notes and $300 million senior subordinated notes. Our borrowings under the Amended Senior Secured Credit Facility bear interest at floating rates based on LIBOR or the prime rate, as defined. As of September 29, 2012, we had $839.2 million of borrowings outstanding under the Amended Senior Secured Credit Facility, exclusive of $9.3 million of unamortized original issue discount. A hypothetical 1% increase in variable interest rates for the Amended Senior Secured Credit Facility would have impacted our earnings and cash flow for the nine months ended September 29, 2012 by approximately $6.6 million. We may use financial instruments where appropriate to manage our interest rate risk, although we had no such instruments in effect at September 29, 2012. As a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

As we continue to expand our business, the sales of our products that are denominated in foreign currencies has increased, as have the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors. For the three and nine months ended September 29, 2012, sales denominated in foreign currencies accounted for approximately 19.7% and 20.9% of our consolidated net sales, respectively, of which 13.8% and 14.9%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies may arise because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors.

Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the nine months ended September 29, 2012, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our unaudited condensed consolidated financial statements). Foreign exchange forward contracts held as of September 29, 2012 expire weekly through June 2013.

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

Pain Pump Litigation

As previously described, we are named as one of several defendants in a number of product liability lawsuits in courts in several states related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. There were approximately 60 plaintiffs in U.S. cases pending as of September 29, 2012 and a lawsuit in Canada which was recently certified as a class action. We discontinued our sale of these products in the second quarter of 2009.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits filed in Superior Court, San Diego County, California, involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of September 29, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. A total of ten of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases will go to trial in April 2013. Discovery is proceeding on these bellwether cases. We intend to defend these matters aggressively.

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

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

4.1	First Supplemental Indenture, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.2	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC with respect to the New Secured Notes (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.3	Indenture, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.4	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC with respect to the Senior Notes (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

10.1	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan between DJO Global, Inc. and James R. Lawson (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on September 13, 2012).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 29, 2012 and October 1, 2011, (iv) the Unaudited Consolidated Statement of Equity as of September 29, 2012 and December 31, 2011, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 2, 2012	By:	/S/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: November 2, 2012	By:	/S/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer