Form 10-K
period 2012-12-31
DJO Finance LLC
filed 2013-02-28
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 333-142188

DJO Finance LLC

(Exact name of Registrant as specified in its charter)

Delaware	20-5653965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1430 Decision Street Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 336-5690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒ (On January 8, 2013, the registrant’s Registration Statement on Form S-4 (File No. 333-185713) was declared effective. As of that date, the registrant became subject to the filing requirements of Section 13 or 15(d) of the Exchange Act.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (Note: Prior to the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-185713) on January 8, 2013, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. As a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements). In addition, since January 8, 2013, when the registrant became subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 27, 2013, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

PART  I.

ITEM 1. BUSINESS

Overview

We are a global developer, manufacturer and distributor of high-quality medical devices that provide solutions for musculoskeletal health, vascular health and pain management. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals. In addition, many of our medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee and shoulder. Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and ExosTM.

DJO Finance LLC (DJOFL) is a wholly owned indirect subsidiary of DJO Global, Inc (DJO). Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries.

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trademark or service mark for which we claim common law rights: Cefar®, Empi®, Exos™, Bell-Horn®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, SpinaLogic®, Dr. Comfort™, CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Operating Segments

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

•

CMF. Our CMF business unit sells our combined magnetic field (CMF) bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to patients and their third party payors.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for additional information regarding our segments.

Recent Acquisitions

On December 28, 2012, we acquired all of the outstanding shares of capital stock of Exos Corporation (Exos) for an initial payment of $31.2 million and an earn out payment of up to $10.0 million upon achievement of certain milestones and revenue targets. Exos is a medical device company focused on a thermoformable external musculoskeletal stabilization system for the treatment of fractures and other injuries requiring stabilization. Since October 2011, we have been the exclusive distributor of Exos products in most of the world.

In connection with the acquisition of Exos, we incurred $1.3 million of direct acquisition costs comprised of $0.5 million of legal and other professional fees and $0.8 million of transaction and advisory fees to Blackstone Advisory Partners L.P., and Blackstone Management Partners LLC, affiliates of our major shareholder (see Note 17 of the Notes to Consolidated Financial Statements). These costs are included in Selling, general and administrative expense in our Consolidated Statement of Operations. The acquisition was partially funded using proceeds from $25.0 million of new term loans issued on December 28, 2012 (see Note 12 of the Notes to Consolidated Financial Statements).

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

Bracing and Vascular Segment

Our Bracing and Vascular segment generated net sales of $441.3 million, $387.9 million and $311.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes our Bracing and Vascular segment product categories:

Product Category	Description
Rigid bracing and soft goods

Soft goods

Lower extremity fracture boots

Ligament braces

Post-operative braces

Osteoarthritis braces

Ankle bracing

Shoulder, elbow and wrist braces

Back braces

Neck braces

ExosTM thermoformable braces

Cold and compression therapy	Cold and compression therapy products
Vascular therapy	Vascular system pumps Compression hosiery
Therapeutic shoes and inserts	Therapeutic footwear and related medical and comfort products

Recovery Sciences Segment

Our Recovery Sciences segment generated net sales of $334.6 million, $342.6 million and $347.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes our Recovery Sciences segment product categories:

Product Category	Description
Home electrotherapy devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NMES) Interferential electrical nerve stimulation Electrodes
Clinical electrotherapy	TENS NMES Ultrasound Laser Light therapy Shortwave Diathermy Acoustic wave therapy Electrodes
Patient care	Nutritional supplements Patient safety devices Pressure care products Continuous passive motion devices Dynamic splinting Back braces
Hot, cold and compression therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy
Physical therapy tables and traction products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Iontophoresis	Needle-free transdermal drug delivery
Bone growth stimulation	Non-union fracture bone growth stimulation devices Spine bone growth stimulation devices

International Segment

Our International segment generated net sales of $280.5 million, $279.3 million and $244.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The product categories for our International segment are similar to the product categories for our domestic segments except certain products are tailored to international market requirements and preferences. In addition, our International segment sells a number of product categories, none of which is individually significant, that we do not sell domestically.

Surgical Implant Segment

Our Surgical Implant segment generated net sales of $73.0 million, $64.9 million and $62.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes our Surgical Implant segment product categories:

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

We conduct research and development programs at our facilities in Vista, California; Austin, Texas; and Ecublens, Switzerland. We spent $27.9 million, $26.9 million, and $21.9 million in 2012, 2011 and 2010, respectively, for research and development activities.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients, through several sales and distribution channels.

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2012. Medicare and Medicaid together accounted for approximately 6.4% of our consolidated 2012 net sales.

Bracing and Vascular Segment

We market and sell our Bracing and Vascular segment products in several different ways. The DonJoy channel is primarily dedicated to the sale of our bracing and supports products to orthopedic surgeons, podiatrists, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Certain DonJoy sales representatives also sell our Recovery Sciences and Vascular products. The DonJoy channel consists of mostly independent commissioned sales representatives who are employed by independent sales agents. Because the DonJoy product lines generally require customer education in the application and use of the product, DonJoy sales representatives are technical specialists who receive extensive training both from us and the agent, and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs.

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

The ProCare/Aircast channel consists of direct and independent sales representatives that manage a network of distributors focused on selling our bracing and supports products to primary and acute care facilities. Vascular systems specialists are also included in this channel. Products in this channel are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and PSS World Medical, regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of healthcare providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through group purchasing organizations (GPOs) that are a preferred purchasing source for members of a buying group. Products sold by our ProCare/Aircast channel generally do not require significant customer education for their use. Our vascular pumps are provided to primary and acute care facilities through the ProCare/Aircast channel, supplemented by vascular system specialists. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient. We have recently introduced vascular pumps for home use.

Through our Dr. Comfort business, we market and distribute our therapeutic footwear and related medical and comfort products primarily through the podiatry, home medical equipment (HME), pharmacy, and orthotic and prosthetic (O&P) channels through our sales force of direct and independent sales representatives. The compression hosiery manufactured by our ETI business unit is private labeled and sold to customers who resale the products.

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 1,700 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives. The OfficeCare channel is managed by our DonJoy sales force.

Recovery Sciences Segment

We market and sell our Recovery Sciences segment products in several different ways. Through our Empi channel, we market our prescription-based home therapy products primarily to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of direct and independent sales representatives. A physician such as an orthopedic surgeon generally prescribes our electrotherapy and orthotics products to patients. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our extensive relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors.

Through our CMF channels our non-union fracture bone growth stimulator devices (OL1000) and spine bone growth stimulator device (SpinaLogic) are sold by our direct and independent sales representatives specially trained to sell the product. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient. A number of the direct and independent sales representatives in the Recovery Sciences segment sell both Empi and CMF products.

Through our Chattanooga business, we sell our clinical rehabilitation product lines to physical therapy clinics, primarily through a national network of independent distributors, which are managed by our employed sales managers. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend trade shows each year.

International Segment

We sell our products internationally through a network of wholly owned subsidiaries and independent distributors. In Europe, we use sales forces of direct and independent salespersons and a network of independent distributors who call on healthcare professionals, as well as consumer retail stores, such as sporting equipment providers and pharmacies, to sell our products.

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

Surgical Implant Segment

We currently market and sell the products of our Surgical Implant segment to hospitals and orthopedic surgeons through a network of independent commissioned sales representatives who are employed by independent sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign our sales agents to an exclusive sales territory. Substantially all of our sales agents agree not to sell competitive products. Typically, we can only terminate our agreements with sales agents prior to the expiration of the agreements for cause, which includes failure to meet specified periodic sales targets. We provide our sales agents with product inventories, on consignment, for their use in marketing and filling customer orders.

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

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 13485 certification. This certification reflects internationally recognized quality standards for manufacturing and assists us in marketing our products. Our Vista, California facility has achieved certification to ISO 13485, the Canadian Medical Device Regulation and the European Medical Device Directive. Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products, and our CMF products. Products manufactured at our Tijuana, Mexico facility include most of our bracing and supports product lines, and our Chattanooga products including electrotherapy devices, patient care products and CPM devices. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and packaging operations and many subassemblies and components are produced in-house. These include metal stamped parts, injection molded components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

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

Many of the products for our International segment are manufactured in the same facilities as our domestic segments. We operate a manufacturing facility in Tunisia that provides Bracing and Vascular and Recovery Sciences products for the French and other European markets. In addition, our German and French businesses source certain of the products they sell from third party suppliers. Our French business unit currently utilizes a single vendor for many of its home electrotherapy devices.

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

Bracing and Vascular Segment

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Breg, Inc. (Breg), Bledsoe Brace Systems (Bledsoe), and Townsend Design. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price.

In the soft goods products market, our competitors include Biomet Inc. (Biomet), DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. (Zimmer). In the cold therapy products market, our competitors include Breg, Bledsoe and Stryker Corporation (Stryker). Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

The therapeutic footwear and related medical and comfort products market is highly fragmented with multiple channels, servicing customers as diverse as podiatrists, home medical equipment users, orthotists, retail pharmacy and numerous other service categories. Our competitors include several multi-product companies and numerous smaller niche competitors. Competition in the therapeutic footwear market tends to be based on product technology, quality and reputation, relationships with customers, service and price.

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

Our competitors for CMF products are large, diversified orthopedic companies. In the non-union bone growth stimulation market, our competitors include Orthofix International, N.V. (Orthofix), Biomet and Smith & Nephew plc (Smith & Nephew), and in the spinal fusion market, we compete with Biomet and Orthofix. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc.

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

By way of a 510(k) submission, a manufacturer provides certain required information to the FDA to establish that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted. A device legally marketed before May 28, 1976 is called a “pre-amendment device.” A manufacturer may also obtain marketing clearance by showing that its medical device is substantially equivalent to a commercially available “post-amendment device” which is a device cleared through the 510(k) process after May 28, 1976. Upon establishment of such substantial equivalence, the FDA may grant clearance to commercially market the device. If the FDA determines that the device, or its intended use, is not “substantially equivalent,” the FDA will automatically place the device into Class III.

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

Third Party Reimbursement

Our home therapy products, rigid knee braces, CMF products, and certain of our soft goods are generally prescribed by physicians and are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. Customer selection of our products depends, in part, on coverage of our products and whether third party payment amounts will be adequate. We believe that Medicare and other third party payors will continue to focus on measures to contain or reduce their costs through managed care and other methods. Medicare policies are important to our business because private payors often model their policies after the Medicare program’s coverage and reimbursement policies.

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME), prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates. For instance, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). The ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminates the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2013, the update factor is 0.8% (reflecting a 1.7% inflation update that is partially offset by 0.9% “productivity adjustment”).

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Competitive bidding went into effect January 1, 2011 in nine CBA’s and nine product categories, with reimbursement to contract suppliers averaging 32% below the Medicare DMEPOS fee schedule amount. Bidding has concluded in the second round of competitive bidding in 100 CBAs (in addition to national mail order competition for diabetic testing supplies). The Centers for Medicare & Medicaid Services (CMS) announced on January 30, 2013 that payment amounts under round two are projected to be 45% below current fee schedule prices, and payment amounts under the national mail-order program for diabetic testing supplies are projected to be reduced by 72%. While none of our products were included in the first two rounds, CMS is including TENS units in a recompetition of round one as part of a new “General Home Equipment and Related Supplies and Accessories” product category. Bidding for the new three-year contracts was conducted in late 2012, and we submitted bids to supply products in this category. Announcement of the successful bidders and contract negotiation will occur in 2013, and implementation of the contracts and prices is scheduled to take place on January 1, 2014. In addition, CMS recently released a listing of codes that it considers to be off-the-shelf (OTS) orthotics and subject to competitive bidding in the future. When our products are subject to competitive bidding, if we are not selected as a contract supplier (or subcontractor) in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. Further, the ACA requires the Secretary to use competitive bidding payment information to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016. Additional reforms to Medicare and Medicaid DMEPOS payment amounts are proposed periodically. Any changes in the basis for Medicare reimbursement of our products could have a material adverse impact on our results of operations.

On June 8, 2012, CMS issued a final decision memorandum in which CMS determined that coverage for TENS for the treatment of chronic low back pain (other than chronic low back pain due to certain diseases) would not be available under Medicare unless the patient is enrolled in a clinical study meeting certain defined standards. On August 3, 2012, CMS published a National Coverage Determination and listed the diagnostic codes for TENS prescriptions that will no longer be covered under Medicare outside of a clinical study. Our Empi business unit in our Recovery Sciences Segment provides TENS devices that are prescribed for patients to use in the home (and for patients with diagnoses that fall within one of the diagnostic codes for which Medicare coverage is no longer available). As a result, this coverage decision by CMS reduces the available market for these TENS devices. In addition to eliminating a common application for TENS for Medicare beneficiaries, this coverage policy may be adopted by some or all of the private health insurers with which Empi does business. We have no plans to conduct a clinical study at this time. We have adapted our business procedures to reflect this coverage policy and have ceased billing Medicare for TENS units and supplies prescribed for the applicable diagnostic codes. While the full effect of this coverage decision will not be known for some time, it could reduce the revenue of our Empi business for Medicare billing of TENS and related supplies by an estimated $9 million to $14 million annually, and over time by a similar or greater amount if the Medicare coverage policy is adopted by private insurers. We believe Empi can offset, at least partially, the impact of these revenue losses by (i) offering these devices as self-pay items to Medicare beneficiaries, (ii) convincing private insurers that they should continue to cover TENS because of its effectiveness for chronic low back pain, its ability to reduce the use of pharmaceuticals and its favorable impact on health economics, (iii) focusing on growth initiatives related to other TENS indications for which reimbursement is available and on other Empi products and (iv) adjusting operating expenses where possible. Nevertheless, the long-term revenue and profit impact of this coverage decision could be materially adverse to the Empi business and as a result could have an adverse effect on our business and results of operations as a whole.

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

The ACA imposes a new annual federal excise tax on certain medical device manufacturers and importers. Specifically, for sales on or after January 1, 2013, manufacturers, producers, and importers of taxable medical devices must pay as an excise tax 2.3% of the price for which the devices are sold. Although our position is that many of our products are exempt from the tax, some products will be subject to the tax, but we do not expect the amount of tax due to be material to our business.

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

The ACA also adds a requirement that physician orders for covered items of DME must be written by a physician and must document that a physician, a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter (including through the use of telehealth) with the individual involved during the six-month period preceding such written order, or other reasonable timeframe as determined by the Secretary of Health and Human Services. On November 16, 2012, CMS published a final rule to implement this provision. The rule requires a physician to document that the physician or a physician assistant, a nurse practitioner, or a clinical nurse specialist has had a face-to-face encounter with the beneficiary within the six month period before the order is written for specified DME items, including certain of our products. This requirement applies to new orders for covered items written on or after July 1, 2013. Although we are not able to assess the full impact of the new policy at this time, it may impose new administrative burdens and could increase our costs of operation.

In addition, the ACA establishes new disclosure requirements (sometimes referred to as the Physician Payment Sunshine Act) regarding financial arrangements between medical device and supplies manufacturers and physicians, including physicians who serve as consultants. CMS has published final regulations to implement these requirements, and the recordkeeping requirements are effective August 1, 2013. Manufacturers and GPOs will be required to report the data for August through December of 2013 to CMS by March 14, 2014, and the first reports will be publicly available by September 30, 2014. The regulations require us to report annually to CMS all payments and other transfers of value to physicians and teaching hospitals for products payable under federal health care programs, as well as ownership or investments held by physicians or their family members. Failure to fully and accurately disclose transfers of value to physicians could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future. Likewise, in recent years, voluntary industry guidelines have been adopted regarding device manufacturer financial arrangements with physicians and other health care professionals. We cannot determine at this time the impact, if any, of such requirements or voluntary guidelines on our relationships with surgeons, and there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely affect our consulting and other arrangements with surgeons.

On August 27, 2010, CMS published a final rule that, among other things, prohibits suppliers from sharing a practice location in certain circumstances, imposes new physical facility requirements on suppliers, clarifies the prohibition on the direct solicitation of Medicare beneficiaries, generally prohibits suppliers from contracting with another individual to perform licensed services, and clarifies a number of other supplier operational requirements. The rule generally is effective September 27, 2010 (although there are separate deadlines for compliance with the physical facility standards for existing suppliers with leases that expire after that date). We believe we are in compliance with the requirements of the rule.

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

In addition, efforts have been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement to date, Medicare follows state requirements in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. We cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

Our business also can be impacted by changes in federal and state health care legislative and regulatory policies being adopted as a result of budgetary shortfalls. For instance, the federal Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, will trigger various federal budget cuts in 2013 in the absence of additional legislation. Medicare provider payments would be subject to up to a 2 percent across-the-board reduction, generally effective for services provided beginning in April 2013. Congress and the President also could consider alternative spending reduction options, which could reduce federal spending on the Medicare and/or Medicaid programs. There can be no assurances that any such budget provisions will not have an adverse impact on our business. At the state level, these changes have included reductions in provider and supplier reimbursement levels under state Medicaid programs, including in some cases reduced reimbursement for DMEPOS items, and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

False Claims Laws

Under multiple state and federal statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as whistleblowers, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. A number of states have enacted false claims acts that are similar to the federal False Claims Act.

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

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (FERA). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expands False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government. FERA also seeks to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. FERA is likely to increase both the volume and liability exposure of False Claims Act cases brought against healthcare entities. Additional fraud and abuse measures were adopted as part of the ACA, as noted above.

In March 2006, the U.S. Attorney’s Office for the Eastern District of Wisconsin (U.S. Attorney’s Office) and the OIG (together with the U.S. Attorney’s Office, the Federal Authorities) began an investigation of Dr. Comfort, regarding allegations filed by two whistleblowers that from 2004 through 2006, Dr. Comfort sold custom diabetic shoe inserts as Medicare approved custom inserts that were not, in fact, custom as defined by Medicare because they were not created with a unique image of each foot; and Dr. Comfort sold heat moldable diabetic shoe inserts that did not comply with Medicare requirements for the inserts and did not conform to the heat moldable diabetic inserts that Dr. Comfort submitted to Medicare for coding verification, allegedly in violation of the federal False Claims Act (collectively, the Covered Conduct).

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

Customs and Import/Export Laws and Regulations

Our business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries. In particular, a significant portion of our products are manufactured in our plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries. We are subject to customs and import/export rules in the U.S. and other countries and to requirements for payment of appropriate duties and other taxes as goods move between countries. Customs authorities monitor our shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations. After receiving a series of inquiries from U.S. Customs and Border Protection (CBP) regarding various customs compliance issues we submitted a Prior Disclosure to CBP on January 4, 2012, in which we indicated that we may have misclassified certain imported products for tariff purposes as well as improperly imported products under the provisions of the North American Free Trade Agreement (NAFTA). We committed to CBP that we would undertake an investigation of the potential compliance issues, and if we determine that any errors exist, we will correct the impacted entries made during the five-year period included in the Prior Disclosure and pay the appropriate duties. CBP also has the authority to impose penalties for such compliance issues in certain cases. We expect to complete the investigation and submit a perfected disclosure to CBP within the next few months.

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA) , antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their representatives officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may be considered meet the definition of a foreign officials for purposes of the FCPA. If we are found to have violated the FCPA or similar law, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses, which could adversely affect our business, reputation, and financial results.

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

We have also been subject to periodic audits of our compliance with other federal requirements for our facilities and related quality and manufacturing processes and have, on occasion, received FDA warning letters and other notices and have promptly implemented corrective and preventative actions.

Federal Privacy and Transaction Law and Regulations

HIPAA impacts the transmission, maintenance, use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). Since HIPAA was enacted in 1996, numerous implementing regulations have been issued, including, but not limited to: (1) standards for the privacy of individually identifiable health information (the Privacy Rule), (2) standards to protect the confidentiality, integrity and security of electronic protected health information (the Security Rule), (3) standards for electronic transactions, (4) a standard unique national provider identifier for providers and health plans, and (5) the HHS Breach Notification Rule. We refer to these rules, as well as similar state laws applicable to our operations, as the HIPAA Rules. HHS has also issued regulations governing the enforcement of the HIPAA Rules, the violation of which potentially includes significant criminal and civil penalties. Furthermore, many states have similar laws and regulations applicable to our operations, including but not limited to state data security breach requirements.

The HIPAA Rules apply to “covered entities,” which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier. We also provide services to customers that are directly regulated entities under HIPAA and the HIPAA Rules, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA and the HIPAA Rules. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. The effective dates for all of the HIPAA Rules outlined above have passed, and, as such, all of the HIPAA Rules are in effect. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable HIPAA Rules. Any failure to comply with applicable requirements could adversely affect our profitability.

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (HITECH Act) as part of the American Recovery and Reinvestment Act. This law includes strengthened federal privacy and security provisions to protect personally-identifiable health information, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights (“OCR”) of the Department of Health and Human Services published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH Act. We are still reviewing the extensive provisions of the rule, which in general appear to expand privacy and security requirements for business associates of entities that receive protected health information, increase penalties for noncompliance, and strengthen requirements for reporting of breaches, among other things. The effective date of the rule is March 23, 2013, and covered entities and business associates must comply with most of the applicable requirements by September 23, 2013. We cannot determine at this time the potential impact of the rule on our operations. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012.

The Blackstone Group L.P., an affiliate of our major shareholder, informed us that TRW Automotive Holdings Corp., a company that may be considered one of its affiliates, included the disclosure reproduced below in its annual report on Form 10-K as filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act (the “TRW Disclosure”). We have no involvement in or control over the activities of TRW Automotive Holdings Corp., any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the TRW Disclosure.

TRW Disclosure:

“Compliance with Government Regulations

Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Employees

As of December 31, 2012, we had approximately 5,370 employees. Of these, approximately 3,900 were engaged in production and production support, approximately 100 in research and development, approximately 1,010 in sales and support, and approximately 360 in various administrative capacities including third party billing. Of these employees, approximately 2,220 were located in the United States, approximately 2,280 were located in Mexico and approximately 870 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

Segment and Geographic Information

Information about our segments and geographic areas can be found in Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein.

Available Information

We have made available free of charge through our website, www.DJOglobal.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). This information can be found under the “Corporate Information—Investors-SEC reports” page of our website. DJO uses its website as a channel of distribution of material Company information. Financial and other material information regarding the Company is routinely posted and accessible on our website. Our SEC reports are also available free of charge on the SEC website at, www.sec.gov. Such reports can also be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Code of Business Conduct and Ethics is available free of charge under the “Corporate Information—Investors-Corporate Governance” page of our website.

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

We are highly leveraged. As of December 31, 2012, our total indebtedness was $2,235.0 million, exclusive of net unamortized original issue discount of $2.3 million. We also had an additional $97.0 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

•

making it difficult for us to make payments on our 8.75% Second priority secured notes, our 9.875% Senior unsecured notes, our 7.75% Senior unsecured notes and our 9.75% Senior subordinated notes (collectively, the Notes) and other debt,

•	increasing our vulnerability to general economic and industry conditions,

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities,

•

exposing us to the risk of increased interest rates as certain of our borrowings, including certain borrowings under our senior secured credit facilities, will be subject to variable rates of interest,

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

We, and our subsidiaries, will be able to incur substantial additional indebtedness in the future. Although our senior secured credit facilities and the indentures governing the Notes (collectively, the Indentures) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we add new borrowings to our current debt levels, the related risks that we now face could intensify. In addition, the Indentures will not prevent us from incurring obligations that do not constitute indebtedness under such Indentures.

Our cash paid for interest for the years ended December 31, 2012, 2011, and 2010 was $162.6 million, $151.2 million, and $139.1 million, respectively. As of December 31, 2012, we had $865.0 million of debt subject to floating interest rates under our senior secured credit facilities, exclusive of $8.9 million of unamortized original issue discount.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the Indentures contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under our senior secured credit facilities, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under our senior secured credit facilities. If the lenders under our senior secured credit facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the amounts borrowed under our senior secured credit facilities, as well as our unsecured indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures could affect the operation and growth of our business and may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In that case, we may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and the proceeds from those dispositions may not be adequate to meet any debt service obligations then due. Additionally, our senior secured credit facilities and the Indentures limit the use of the proceeds from dispositions of assets; as a result, we may not be permitted to use the proceeds from such dispositions to satisfy all current debt service obligations.

Risks Related To Our Business

If adequate levels of reimbursement and coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products, and our revenue and profits may decline.

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

Third party payors continue to review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement for our products or treatments that use our products. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available, (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures or (iv) otherwise restricting coverage or reimbursement of our products or procedures using our products.

In the United States, Congress and CMS frequently engage in efforts to contain costs, which may result in more restrictive Medicare or Medicaid coverage, reduced reimbursement, or selective contracting for our products. As discussed under “Government Regulations—Third Party Reimbursement” in the “Business” section above, CMS recently determined that TENS for the treatment of chronic low back pain will not be covered under Medicare unless the patient is enrolled in a clinical study meeting certain defined standards. This coverage decision reduces the available market for TENS devices. If our Empi business is unsuccessful in offsetting the adverse effects of these revenue losses, the long-term revenue and profit impact of this coverage decision could be materially adverse to the Empi business and could have an adverse impact on our business and results of operations as a whole.

Medicare payment for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. See “Government Regulations—Third Party Reimbursement” in the “Business” section above. When our products become subject to competitive bidding, if we are not selected as a contract supplier (or subcontractor) in a particular region, or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

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

The continued slow and unsteady recovery of U.S. and global economies may pose additional risks and exacerbate existing risks to our business.

The continued sluggishness in the U.S. and global economy has had and may continue to have a negative impact on demand for our products, availability and reliability of vendors and third party contract manufacturers, our ability to timely collect our accounts receivable and the availability of financing for acquisitions and working capital requirements. Continued or renewed deterioration of general economic conditions in the United States and overseas could contribute to those trends remaining a problem or becoming worse.

The slowing of economic activity has affected and could continue to affect our business in a variety of ways, including the following:

•	loss of jobs and lack of health insurance as a result of the economic slowdown could depress demand for healthcare services and demand for our products,

•

weakened demand for healthcare services, reduction in the number of insured patients and lack of available credit could result in the inability of private insurers to satisfy their reimbursement obligations, lead to delays in payment or cause the insurers to increase their scrutiny of our claims,

•	shortage of available credit for working capital could lead customers who buy capital goods from us to curtail their purchases or have difficulty meeting payment obligations, or

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

ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of the price for which the devices are sold. We anticipate that a limited number of our products will be subject to the new tax. ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the ACA is still uncertain, it is possible that the legislation will have a material adverse impact on our business. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could negatively affect our business operations.

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. In addition, Medicare DMEPOS suppliers must comply with Medicare supplier standards in order to obtain and retain billing privileges, including meeting all applicable federal and state licensure and regulatory requirements. CMS periodically expands or otherwise clarifies the Medicare DMEPOS supplier standards. We believe we are in compliance with these requirements. If we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements in the future, or if these requirements are changed or expanded, it could adversely affect our profits and results of operations.

If we fail to comply with the Food and Drug Administration’s (the FDA) Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers current Good Manufacturing Practice requirements including procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a notice of a violation in the form of inspectional observations on Form FDA-483, a warning letter, or could otherwise be required to take corrective action and, in severe cases, we could suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions, we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any notice or communication from the FDA regarding a failure to comply with applicable requirements could adversely affect our product sales and profitability. We have received FDA warnings letters in the past and we cannot assure you that the FDA will not take further action in the future.

The loss of the services of our key management and personnel could adversely affect our ability to operate our business.

Our executive officers have substantial experience and expertise in our industry. Our future success depends, to a significant extent, on the abilities and efforts of our executive officers and other members of our management team. We compete for such personnel with other companies, academic institutions, government entities and other organizations, and our failure to hire and retain qualified individuals for senior executive positions could have a material adverse impact on our business.

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

The success of our surgical implant products depends on our relationships with leading surgeons who assist with the development and testing of our products, and our ability to comply with enhanced disclosure requirements regarding payments to physicians.

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

In addition, the Physician Payment Sunshine Act and related state marketing and payment disclosure requirements and industry guidelines could have an adverse impact on our relationships with surgeons, and there can be no assurances that such requirements and guidelines would not impose additional costs on us and/or adversely impact our consulting and other arrangements with surgeons.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

Federal and state legislatures have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions and/or reduce demand for our products by reducing the number of professionals who fit and sell them. The adoption of such policies could have a material adverse impact on our business.

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

The sale and distribution of certain of our orthopedic products, CMF products and our surgical implant products depend, in part, on our relationships with a network of third party distributors and independent commissioned sales representatives. These third party distributors and independent sales representatives maintain the customer relationships with the hospitals, orthopedic surgeons, physical therapists and other healthcare professionals that purchase, use and recommend the use of our products. Although our internal sales staff trains and manages these third party distributors and independent sales representatives, we do not directly monitor the efforts that they make to sell our products. In addition, some of the independent sales representatives that we use to sell our surgical implant products also sell products that directly compete with our core product offerings. These sales representatives may not dedicate the necessary effort to market and sell our products. If we fail to attract and maintain relationships with third party distributors and skilled independent sales representatives or fail to adequately train and monitor the efforts of the third party distributors and sales representatives that market and sell our products, or if our existing third party distributors and independent sales representatives choose not to carry our products, our results of operations and future growth could be adversely affected.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 24.8% of our net revenues from customers outside the United States for the year ended December 31, 2012. Doing business in foreign countries exposes us to a number of risks, including the following:

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

We may fail to comply with customs and import/export laws and regulations

Our business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries. In particular, a significant portion of our products are manufactured in our plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries. We are subject to customs and import/export rules in the U.S., including FDA regulatory requirements applicable to medical devices, detailed below, and in other countries, and to requirements for payment of appropriate duties and other taxes as goods move between countries. Customs authorities monitor our shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations. Our failure to comply with import/export rules and restrictions or to properly classify our products under tariff regulations and pay the appropriate duty could expose us to fines and penalties and adversely affect our financial condition and business operations.

Fluctuations in foreign exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between financial periods.

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand and Tunisian Dinar. Sales denominated in foreign currencies accounted for 21.9% of our consolidated net sales for the year ended December 31, 2012, of which 15.9% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2012, we had outstanding MXN forward contracts to purchase an aggregate U.S. dollar equivalent of $6.4 million. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

We may not be able to effectively manage our currency translation risks, and volatility in currency exchange rates may adversely affect our financial condition and results of operations.

Our success depends on receiving regulatory approval for our products, and failure to do so could adversely affect our growth and operating results.

Our products are subject to extensive regulation in the United States by the FDA and by similar governmental authorities in the foreign countries where we do business. The FDA regulates virtually all aspects of a medical device’s development, testing, manufacturing, labeling, promotion, distribution and marketing, as well as modifications to existing products and the marketing of existing products for new indications. In general, unless an exemption applies, a medical device and modifications to the device or its indications must receive either pre-market approval or pre-market clearance from the FDA before it can be marketed in the United States. While in the past we have received such approvals and clearances, we may not be successful in the future in receiving such approvals and clearances in a timely manner or at all. See “Government Regulations—FDA and Similar Foreign Government Regulations” in the “Business” section above. If we begin to have significant difficulty obtaining such FDA approvals or clearances in a timely manner or at all, it could have a material adverse impact on our revenues and growth.

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

The FDA regulates the export of medical devices from the United States to foreign countries and certain foreign countries may require FDA certification that our products are in compliance with U.S. law. If we fail to obtain or maintain export certificates required for the export of our products, we could suffer a material adverse impact on our revenues and growth.

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

through our subsidiary in that country, we are, in certain circumstances, subject to the anti-corruption provisions of the U.K. Bribery Act in our activities conducted in any country in the world. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected. We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may meet the definition of a foreign official for purposes of the FCPA. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA, or another regulatory agency determines that our promotional materials, training, or activities constitute improper promotion of an off-label use, the regulatory agency could request that we modify our promotional materials, training, or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, the FDA, another regulatory agency, or the U.S. Department of Justice could disagree and conclude that we have engaged in off-label promotion and, potentially, caused the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Our compensation, marketing and sales practices may contain certain risks with respect to the manner in which these practices were historically conducted that could have a material adverse impact on us.

Although we believe our agreements and arrangements with healthcare providers are in compliance with applicable laws, under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare program fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse impact on our business. These arrangements will be subject to increased visibility once the provisions of the Physician Payments Sunshine Act are fully implemented. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by Recovery Audit Contractors (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) could result in material delays in payment, as well as material recoupments or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

We are, directly or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse, including the Federal Anti-Kickback Statute, several federal False Claims statutes, HIPAA’s healthcare fraud statute and false statements statute, federal physician self-referral prohibition (Stark Law) and state equivalent to these statutes.

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

HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of PHI. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable HIPAA Rules. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability.

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

The manufacture and sale of orthopedic devices and related products exposes us to a significant risk of product liability claims. From time to time, we have been, and we are currently, subject to a number of product liability claims alleging that the use of our products resulted in adverse effects. Even if we are successful in defending against any liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business. If there is a significant increase in the number of product liability claims, our business could be adversely affected. Further, a significant increase in claims or adverse outcomes could prove our product liability insurance inadequate.

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

In addition, we rely on third parties to manufacture some of our products. For example, we use a single source for many of the home electrotherapy devices our French business unit distributes. If our agreements with these manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2012, we obtained 39.6% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

Our research and development and manufacturing processes involve the use of hazardous materials. We are subject to federal, state, local and foreign environmental requirements, including regulations governing the use, manufacture, handling, storage and disposal of hazardous materials, discharge to air and water, the cleanup of contamination and occupational health and safety matters. We cannot eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any contamination or injury. Under some environmental laws and regulations, we could also be held responsible for costs relating to any contamination at our past or present facilities and at third party waste disposal sites where we have sent wastes. These could include costs relating to contamination that did not result from any violation of law, and in some circumstances, contamination that we did not cause. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our financial condition. The enactment of stricter laws or regulations, the stricter interpretation of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, which could be material.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

A significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California we manufacture our custom rigid bracing products, which remain in the United States to facilitate quick turnaround on custom orders, vascular products, and our CMF product line. Our clinical electrotherapy devices, patient care products, physical therapy and certain CPM devices are now manufactured in our facilities located in Tijuana, Mexico, following the closure of our Chattanooga facility during the first half of 2010. Our home electrotherapy devices sold in the United States as well as some components and related accessories are manufactured at our facility in Clear Lake, South Dakota. In our Surgical Implant business, we manufacture our products in our manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

Affiliates of Blackstone own substantially all of the equity interest in us and may have conflicts of interest with us or investors in the future.

Affiliates of Blackstone collectively beneficially own 97.8% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

It is possible that control deficiencies could be identified by our management or independent registered public accounting firm in the future or may occur without being identified. Such a failure could negatively impact the market price and liquidity of the Notes, cause holders of our Notes to lose confidence in our reported financial condition, lead to a default under our senior secured credit facilities and the Indentures and otherwise materially adversely affect our business and financial condition.

ITEM 2. PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations, manufacturing facility, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	September 2016	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2016	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
Mequon, Wisconsin	Warehouse and distribution facility	Leased	October 2013	42
Shoreview, Minnesota	Office, operations, medical billing	Leased	October 2018 (a)	94
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	54
Sfax, Tunisia	Manufacturing facility	Leased	December 2013	62
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019 (b)	53
Vista, California	Manufacturing facility	Leased	December 2018	53
Arden Hills, Minnesota	Office and manufacturing facility	Leased	September 2015	20
Freiburg, Germany	Research and development, distribution facility	Leased	December 2014	20
Freiburg, Germany	Research and development, distribution facility	Leased	November 2014	27
Mouguerre, France	Office and distribution facility	Leased	October 2016	43
Mississauga, Canada	Office and distribution facility	Leased	March 2015	30
Herentals, Belgium	Office and distribution facility	Leased	March 2014	26
Freiburg, Germany	Office and distribution facility	Leased	December 2014	23
Malmo, Sweden	Office and distribution facility	Leased	March 2014	16
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2015	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	May 2016	12
Other various locations	Various	Leased	Various	45
Hixson, Tennessee	Held for sale	Owned	N/A	226

(a)	Renewable, at our option, for one additional five-year term.
(b)	Renewable, at our option, for two additional five-year terms.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 45 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. Many of the lawsuits which have been filed in the past five years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from approximately 400 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 75 pain pump lawsuits. Of these, we have settled approximately 45 cases in joint settlements involving our first manufacturer and we have settled approximately 30 cases involving our second manufacturer.

Indemnity Claims Related to Pain Pump Claims

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

Pain Pump-Related HIPAA Subpoena

In August 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena, which was issued by the United States Attorney’s Office for the Central District of California, refers to a criminal investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

Pain Pump Investigation—U.S. Attorney’s Office for the Western District of Missouri

In January 2012, we became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding the sale and marketing of pain pump devices by manufacturers and distributors. The investigation relates to whether manufacturers and distributors caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. We deny that we improperly promoted the pain pump devices and believe that our marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases are scheduled for trial commencing in July 2013. Discovery is proceeding on these bellwether cases.

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

BGS Qui Tam Action

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 and May 2010 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. The case is proceeding to the discovery phase. The government has decided not to intervene in the case at this time. We can make no assurance as to the resources that will be needed to respond to this case or the final outcome of such action.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of DJO by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2012, DJO sold 121,506 shares of its common stock at $16.46 per share, consisting of 60,753 shares purchased by the new Chairman of its Board of Directors, and 60,753 shares purchased by another new member of the Board of Directors. Additionally, DJO issued 18,622 shares of its common stock upon the exercise of stock options. Net proceeds from these sales were $2.0 million.

During the year ended December 31, 2011, DJO sold 192,959 shares of its common stock at $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by a former member of management. Net proceeds from these sales were $3.2 million.

During the year ended December 31, 2010, DJO sold 93,128 shares of its common stock at $16.46 per share to certain employees, directors and independent sales agents. Net proceeds from these sales were $1.5 million.

The proceeds from these stock sales were contributed by DJO to us, and were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 17 of the Notes to Consolidated Financial Statements).

As of February 27, 2013, there were 24 holders of DJO’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents data as of and for the periods indicated and has been derived from the audited historical consolidated financial statements. The data reported for all periods includes the results of operations attributable to businesses acquired from the date of acquisition. This selected financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

	Year Ended December 31,
($ in thousands)	2012	2011	2010	2009	2008
Statement of Operations Data (1) (2):
Net sales	$1,129,420	$1,074,770	$965,973	$946,126	$948,469
Gross profit	685,500	656,632	620,703	607,407	598,292
Loss from continuing operations (3)	(118,368)	(213,587)	(51,675)	(49,391)	(97,683)
Net loss attributable to DJOFL (3)	(119,150)	(214,469)	(52,532)	(50,433)	(97,786)

Other Financial Data (2):
Depreciation and amortization	127,459	121,151	103,519	105,150	122,447

Balance Sheet Data (at period end):
Cash and cash equivalents	$31,223	$38,169	$38,132	$44,611	$30,483
Total assets	2,862,723	2,894,860	2,779,790	2,850,179	2,940,130
Long-term debt, net of current portion	2,223,816	2,159,091	1,816,291	1,796,944	1,832,044
DJOFL membership equity	182,092	295,813	504,139	555,860	598,366

(1)	For additional information about our acquisitions in the past three years, see Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein.
(2)	We sold our Empi Therapy Solutions catalog business on June 12, 2009 and its results have been excluded from continuing operations for all periods presented.
(3)	Results for the years ended December 31, 2012, 2011 and 2009 include aggregate goodwill and intangible asset impairment charges of $7.4 million, $141.0 million and $7.0 million, respectively.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and Exos™.

Operating Segments

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

•

CMF. Our CMF business unit sells our bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 herein for additional information regarding our segments.

Recent Acquisitions

Acquisitions

On December 28, 2012, we acquired all of the outstanding shares of capital stock of Exos Corporation (Exos) for an initial payment of $31.2 million plus a future earn out payment of up to $10.0 million upon achievement of certain milestones. Exos is a medical device company focused on a thermoformable external musculoskeletal stabilization systems for the treatment of fractures and other injuries requiring stabilization. Since October 2011, we have been the exclusive distributor of Exos products in most of the world.

In connection with the acquisition of Exos, we incurred $1.3 million of direct acquisition costs comprised of $0.5 million of legal and other professional fees and $0.8 million of transaction and advisory fees to Blackstone Advisory Partners L.P., and Blackstone Management Partners LLC, affiliates of our major shareholder (see Note 17 of the Notes to Consolidated Financial Statements). These costs are included in Selling, general and administrative expense in our Consolidated Statement of Operations. The acquisition was partially funded using proceeds from $25.0 million of new term loans issued on December 28, 2012 (see Note 12 of the Notes to Consolidated Financial Statements).

On April 7, 2011, we acquired all of the LLC membership interests of Rikco International, LLC, D/B/A Dr. Comfort (Dr. Comfort). Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City or Bell-Horn). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers.

On January 4, 2011, we acquired all of the outstanding shares of capital stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders.

See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for additional information regarding our acquisitions.

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2012		2011		2010
Net sales	$1,129,420	100.0%	$1,074,770	100.0%	$965,973	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	443,920	39.3	418,138	38.9	345,270	35.7

Gross profit	685,500	60.7	656,632	61.1	620,703	64.3
Operating expenses:
Selling, general and administrative	460,065	40.7	487,084	45.3	433,408	44.9
Research and development	27,877	2.5	26,850	2.5	21,892	2.3
Amortization of intangible assets	97,243	8.6	93,957	8.7	77,523	8.0
Impairment of goodwill and intangible assets	7,397	0.7	141,006	13.1	—	0.0

	592,582	52.5	748,897	69.7	532,823	55.9

Operating income (loss)	92,918	8.2	(92,265)	(8.6)	87,880	9.1
Other (expense) income:
Interest expense	(183,055)	(16.1)	(169,332)	(15.8)	(155,181)	(16.1)
Interest income	201	0.0	345	0.0	310	0.0
Loss on modification and extinguishment of debt	(36,889)	(3.3)	(2,065)	(0.2)	(19,798)	(2.0)
Other income (expense), net	3,553	0.3	(2,814)	(0.3)	859	0.1

	(216,190)	(19.1)	(173,866)	(16.2)	(173,810)	(18.0)

Loss from continuing operations before income taxes	(123,272)	(10.9)	(266,131)	(24.8)	(85,930)	(8.9)
Income tax benefit	4,904	0.5	52,544	4.9	34,255	3.5

Net loss	(118,368)	(10.4)	(213,587)	(19.9)	(51,675)	(5.3)
Net income attributable to noncontrolling interests	(782)	(0.1)	(882)	(0.1)	(857)	(0.1)

Net loss attributable to DJOFL	$(119,150)	(10.5)%	$(214,469)	(20.0)%	$(52,532)	(5.4)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $38,355, $38,668 and $36,343 for the years ended December 31, 2012, 2011 and 2010, respectively.

Year Ended December 31, 2012 (2012) Compared to Year Ended December 31, 2011 (2011)

Net Sales. Our net sales for 2012 were $1,129.4 million, compared to net sales of $1,074.8 million for 2011, representing a 5.1% increase year over year. This increase was driven primarily by sales of our new products, sales from businesses acquired in 2011 and improving sales execution, partially offset by unfavorable changes in foreign currency exchange rates during 2012 as compared to foreign currency exchange rates in 2011. Excluding the impact of the changes in foreign currency exchange rates in 2012 (constant currency) of $15.3 million, and including pre-acquisition sales in 2011 of $20.7 million, pro forma net sales in constant currency increased by $49.3 million, or 4.5%, to $1,144.7 million for 2012 from $1,095.4 million for 2011.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2012	% of Net Sales	2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$441,256	39.1%	$387,928	36.1%	$53,328	13.7%
Recovery Sciences	334,649	29.6	342,599	31.9	(7,950)	(2.3)
International	280,535	24.8	279,299	26.0	1,236	0.4
Surgical Implant	72,980	6.5	64,944	6.0	8,036	12.4

	$1,129,420	100.0%	$1,074,770	100.0%	$54,650	5.1%

Net sales in our Bracing and Vascular segment were $441.3 million for 2012, increasing 13.7% from net sales of $387.9 million for 2011. Our Bracing and Vascular segment benefited from sales of new products, sales from businesses acquired in 2011 and improving sales execution. Including the impact of pre-acquisition sales in 2011 of $20.0 million, pro forma net sales in this segment increased by $33.3 million, or 8.2%, from $408.0 million in 2011 to $441.3 million in 2012.

Net sales in our Recovery Sciences segment were $334.6 million for 2012, decreasing 2.3% from net sales of $342.6 million for 2011. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and by slow market conditions for the capital equipment sold by our Chattanooga business unit.

Net sales in our International segment were $280.5 million for 2012, increasing 0.4% from net sales of $279.3 million for 2011. Excluding the impact of the changes in foreign currency exchange rates in 2012 of $15.3 million, and including pre-acquisition sales in 2011 of $0.7 million, pro forma net sales in constant currency in this segment increased by $15.9 million, or 5.7%, to $295.8 in 2012 from $279.9 million in 2011. Our International segment benefited from increased market penetration, sales of new products, sales from businesses acquired in 2011 and improving sales execution, partially offset by the impact of changes in foreign currency exchange rates.

Net sales in our Surgical Implant segment were $73.0 million for 2012, increasing 12.4% from net sales of $64.9 million for 2011. The increase was driven by strong sales of our shoulder products as well as sales of new products and strong sales execution.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.7% for 2012, compared to 61.1% for 2011.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.2% for 2012, compared to 52.4% for 2011. The decrease was primarily due to a lower margin mix of products sold and pricing pressure on certain product lines.

Gross profit in our Recovery Sciences segment as a percentage of net sales remained fairly consistent at 75.7% for 2012, compared to 75.6% for 2011.

Gross profit in our International segment as a percentage of net sales decreased to 55.3% for 2012, from 57.7% for 2011. The decrease was primarily driven by a lower margin mix of products sold, pricing pressure in certain markets and changes in foreign currency exchange rates.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 74.9% for 2012, compared to 72.2% for 2011. The increase was driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $460.1 million for 2012, from $487.1 million in 2011. As a percentage of net sales, SG&A expenses decreased to 40.7% in 2012 from 45.3% in 2011. Our SG&A expenses for both years were impacted by non-recurring charges, including significant amounts related to our global ERP implementation and other amounts related to restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	Year Ended December 31,
(in thousands)	2012	2011
Integration charges:
Commercial and global business unit reorganization and integration	$6,042	11,258
Acquisition related expenses and integration	2,277	8,487
CEO transition	183	4,270
Litigation and regulatory costs and settlements, net	11,247	6,971
Other non-recurring items	3,150	3,342
ERP implementation and other automation projects	4,905	24,083
Impairment of fixed assets and assets held for sale	975	7,116

	$28,779	$65,527

Research and Development (R&D). R&D expenses were $27.9 million for 2012 and $26.9 million for 2011, remaining consistent at 2.5% of net sales in both years.

Amortization of Intangible Assets. Amortization of intangible assets was $97.2 million in 2012 and $94.0 million for 2011. The increase is attributable to intangible assets acquired through our 2011 acquisitions.

Impairment of Goodwill and Intangible Assets. In 2012, we began the process of changing the trade name used for our German operations from Ormed to DJO to be consistent with our global strategy. In conjunction with this change, we revised our assumption as to the useful life of the Ormed trade name intangible asset, which resulted in changing the remaining estimated life of the asset from indefinite to three years. These changes triggered an impairment review of the intangible asset. Based on the application of a differential cash flow method, whereby an investor would be willing to pay a price equal to the present value of the incremental cash flows attributable to the economic benefit derived from defending the trade name in the market, we determined that the carrying amount of the asset was in excess of its estimated fair value. As a result, we recorded an impairment charge of $7.4 million.

In the fourth quarter of 2011, we determined that the carrying values of goodwill and intangible assets related to our Empi and Surgical Implant reporting units were in excess of their estimated fair values. As a result, we recorded goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. Additionally, in the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million.

Interest Expense. Our interest expense was $183.1 million for 2012 and $169.3 million for 2011. The increase is primarily due to an increase in the total amount of outstanding borrowings in 2012 as compared to 2011.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for year ended December 31, 2012 consists of $17.3 million in premiums related to the repurchase or redemption of our 10.875% Senior unsecured notes and $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Senior unsecured notes, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Senior unsecured notes, $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our original term loans which were extinguished. Loss on modification of debt for the twelve months ended December 31, 2011 is comprised of arrangement and lender consent fees associated with the February 2011 amendment of our original senior secured credit facilities.

Other Income (Expense), Net. Other income (expense), net was $3.6 million for 2012 and $(2.8) million for 2011. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax (Provision) Benefit. We recorded an income tax benefit of $4.9 million on a pre-tax loss of $123.3 million, resulting in an effective tax rate of 4.0% in 2012. In 2011 we recorded a tax benefit of $52.5 million on a pre-tax loss of $266.1 million, resulting in an effective tax rate of 19.7%. The change in our effective tax rates from 2011 to 2012 primarily relates to U.S federal and state valuation allowances provided against deferred tax assets beginning in the first quarter of 2012 and differences in our projected annualized effective tax rates for each year.

Year Ended December 31, 2011 (2011) Compared to Year Ended December 31, 2010 (2010)

Net Sales. Our net sales for 2011 were $1,074.8 million, compared to net sales of $966.0 million for 2010, representing an 11.3% increase year over year. This increase was driven primarily by sales from our 2011 acquisitions of Dr. Comfort, ETI and Circle City and favorable changes in foreign currency exchange rates during 2011 as compared to foreign currency exchange rates in 2010. Excluding the impact of the changes in foreign currency exchange rates in 2011 (constant currency) of $11.8 million, and including the pre-acquisition sales in 2011 and 2010 of $20.7 million and $104.8 million, respectively, pro forma net sales in constant currency increased by $12.9 million, or 1.2%, to $1,083.7 million for 2011 from $1,070.8 million for 2010.

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

Net sales in our Bracing and Vascular segment were $387.9 million for 2011 and $311.6 million for 2010. The increase was primarily due to $75.6 million of net sales attributable to our newly acquired Dr. Comfort, ETI and Circle City businesses. Including the impact of pre-acquisition sales in 2011 and 2010 of $20.0 million and $92.5 million, respectively, pro forma net sales in this segment increased by $3.8 million, or 0.9%, from $404.1 million in 2010 to $407.9 million in 2011.

Net sales in our Recovery Sciences segment were $342.6 million for 2011 and $347.1 million for 2010. The decrease was primarily attributable to decreased sales at our Empi business unit due primarily to certain reimbursement price changes.

Net sales in our International segment were $279.3 million for 2011 and $244.5 million for 2010. The increase was driven primarily by $10.5 million of net sales from our newly acquired Dr. Comfort and ETI businesses, sales of new products, and the favorable impact of foreign exchange rates in effect during 2011 as compared to 2010, which increased net sales by $11.8 million. Excluding the impact of foreign currency exchange rates in 2011 of $11.8 million, and including pre-acquisition sales in 2011 and 2010 of $0.7 million and $12.2 million, respectively, pro forma net sales in constant currency in this segment increased by $11.5 million, or 4.5%, from $256.7 million in 2010 to $268.2 million in 2011.

Net sales in our Surgical Implant segment were $64.9 million for 2011 and $62.7 million for 2010. The increase was driven by strong sales of our Reverse Shoulder products as well as our newly launched Turon shoulder product, offset by decreases in sales of hip and knee products.

Gross Profit. Consolidated gross profit as a percentage of net sales was 61.1% for 2011 and 64.3% for 2010. The decrease was driven by several factors including the impact of sales from our acquired businesses which have lower margins, reduced average selling prices of certain of our products and purchase accounting adjustments related to the fair market value step-up of acquired inventory. These decreases were partially offset by the favorable impact of a $4.2 million adjustment made by the Company to reduce deferred gross profit from intercompany sales of inventory.

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

Gross profit in our International segment as a percentage of net sales was 57.7% for 2011 and 58.7% for 2010. The decrease was primarily driven by a lower margin mix of products sold, including sales from our recently acquired Dr. Comfort and ETI businesses and changes in foreign currency exchange rates.

Gross profit in our Surgical Implant segment as a percentage of net sales was 72.2% for 2011 and 73.4% for 2010.

Selling, General and Administrative (SG&A). SG&A expenses were $487.1 million for 2011 and $433.4 million in 2010. As a percentage of net sales, SG&A expenses increased slightly to 45.3% in 2011 from 44.9% in 2010. Our SG&A expenses for both years were impacted by non-recurring charges, including significant amounts related to our global ERP implementation and other amounts related to restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	Year Ended December 31,
(in thousands)	2011	2010
Integration charges:
Commercial and global business unit reorganization and integration	11,258	18,837
Acquisition related expenses and integration	8,487	—
CEO transition	4,270	—
Litigation and regulatory costs and settlements, net	6,971	7,561
Other non-recurring items	3,342	11,138
ERP implementation and other automation projects	24,083	16,916
Impairment of fixed assets and assets held for sale	7,116	—

	$65,527	$54,452

Research and Development (R&D). R&D expenses were $26.9 million for 2011 and $21.9 million for 2010, increasing to 2.5% of net sales in 2011 from 2.3% of net sales in 2010. R&D expense for the year ended December 31, 2011 included $0.9 million related to the write off of an abandoned product under development in our Surgical Implant segment.

Amortization of Intangible Assets. Amortization of intangible assets was $94.0 million in 2011 and $77.5 million for 2010. The increase is attributable to intangible assets acquired with our 2011 acquisitions.

Impairment of Goodwill and Intangible Assets. During the year ended December 31, 2011 we determined that the carrying values of our Empi and Surgical Implant reporting units were in excess of its estimated fair values. As a result, we recorded aggregate goodwill impairment charges of $124.1 million consisting of $76.7 million for the Empi reporting unit and $47.4 million for the Surgical Implant reporting unit. In addition, during the year ended December 31, 2011 we recorded intangible asset impairment charges of $16.9 million, related to our Empi trade name. There were no goodwill or intangible asset impairment charges recognized during 2010.

Interest Expense. Our interest expense was $169.3 million for 2011 and $155.2 million for 2010. The impact of an increase in the total amount of outstanding borrowings was partially offset by lower weighted average interest rates on outstanding borrowings. For 2010, interest expense included $4.5 million of accelerated amortization of debt discount and issuance costs related to certain prepayments of our term loans.

Loss on Modification and Extinguishment of Debt. In 2011, we recognized $2.1 million of arrangement and lender consent fees related to amendments to our original senior secured credit facilities. In 2010, we recognized a loss on extinguishment of debt of $19.8 million, including $13.0 million of premiums, $4.3 million for a non-cash write-off of unamortized debt issuance costs and $1.4 million of fees and expenses associated with the redemption of our $200 million of 11.75% senior subordinated notes in October 2010, and $1.1 million of fees and expenses related to the prepayment of $101.5 million of our term loan in January 2010.

Other Income (Expense), Net. Other income (expense), net was $(2.8) million for 2011 and $0.9 million for 2010. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

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

In July 2012, the FASB issued an accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We will adopt this standard update during the first quarter of 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2012, our primary sources of liquidity consisted of cash and cash equivalents totaling $31.2 million and $97.0 million of available borrowings under our revolving credit facility, as described below. Working capital at December 31, 2012 was $217.2 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our senior secured credit facilities, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the senior secured credit facilities in the future. We and our subsidiaries, affiliates, or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	2012	2011	2010
Cash provided by operating activities	$44,619	$23,605	$25,594
Cash used in investing activities	(63,965)	(358,662)	(30,195)
Cash provided by financing activities	11,953	334,290	413
Effect of exchange rate changes on cash and cash equivalents	447	804	(2,291)

Net (decrease) increase in cash and cash equivalents	$(6,946)	$37	$(6,479)

Cash Flows

Operating activities provided $44.6 million, $23.6 million and $25.6 million of cash for 2012, 2011 and 2010, respectively. Cash provided by operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses. For 2012, 2011 and 2010, cash paid for interest was $162.6 million, $151.2 million, and $139.1 million, respectively.

Investing activities used $64.0 million, $358.7 million and $30.2 million of cash for 2012, 2011, and 2010 respectively. Cash used in investing activities for 2012 primarily consisted of purchases of property and equipment of $33.0 million and cash paid for acquisitions of $30.0 million, net of cash acquired. Cash used in investing activities for 2011 primarily consisted of $317.7 million of net cash paid for acquisitions and $39.4 million of cash paid for purchases of property and equipment. Cash used in investing activities for 2010 primarily consisted of $27.2 million of purchases of property and equipment and $2.0 million related to acquisitions.

Financing activities provided $12.0 million, $334.3 million and $0.4 million of cash for 2012, 2011 and 2010, respectively. Cash provided by financing activities in 2012 consisted of proceeds from borrowings under our senior secured credit facilities and our new 8.75% Notes, offset by repayments of our original senior secured credit facilities and our 10.875% Notes and the payment of $55.9 million of debt issuance, modification and extinguishment costs. During 2012, we received an investment of $2.0 million from DJO, our indirect parent, related to proceeds from the sale of common stock. Cash provided by financing activities in 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Notes and net borrowings from our revolving credit facility, which together with cash on hand were used to fund acquisitions. In connection with the issuance of our $300.0 million aggregate principal of 7.75% Notes, we paid $7.7 million in debt issuance costs. During 2011, we received an investment of $3.2 million from DJO, related to proceeds from the sale of common stock. During 2010, cash provided by financing activities primarily consisted of cash received from issuances of $100.0 million aggregate principal of 10.875% Notes, and $300.0 million aggregate principal of 9.75% Notes, offset by cash paid for the redemption of our $200.0 million aggregate principal of 11.75% Notes, prepayments of $182.5 million of term loans under the senior secured credit facilities, and payment of $10.3 million of capitalized debt issuance costs in connection with the issuance and registered exchange offer of our $100.0 million 10.875% Notes and the issuance of our $300.0 million of 9.75% Notes. During 2010 we received an investment of $1.5 million from DJO, related to proceeds from the sale of common stock.

Indebtedness

As of December 31, 2012, we had $2,235.0 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $2.3 million. The principal amount and carrying value of our debt was as follows for December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$3,000	$3,000	$51,000	$51,000
Term loans	862,021	853,165	843,027	838,591

	865,021	856,165	894,027	889,591
Note financing:
8.75% second priority senior secured notes	330,000	336,509	—	—
10.875% senior unsecured notes	—	—	675,000	678,282
9.875% senior unsecured notes	440,000	440,000	—	—
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,376,509	1,275,000	1,278,282
Capital leases	—	—	38	38

Total indebtedness	$2,235,021	$2,232,674	$2,169,065	$2,167,911

Senior Secured Credit Facilities. Term Loans outstanding under our senior secured credit facilities at December 31, 2012 consist of $385.5 million of term loans that were amended in March 2012 to extend the final maturity date to November 1, 2016 (“extended term loans”) and $476.5 million of new term loans which mature on September 15, 2017. Of the $100 million total revolving credit facility which matures on March 15, 2017, $3.0 million was outstanding as of December 31, 2012.

The interest rate margins applicable to borrowings under the revolving credit facility are, at our option, either (a) the Eurodollar rate, plus 475 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus 375 basis points. The interest rate margins applicable to the extended term loans and the new term loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate of 1.25% applicable to the Eurodollar component of interest rates on the new term loan borrowings. The applicable margin for borrowings under the senior secured credit facilities may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2012, our weighted average interest rate for all borrowings under the senior secured credit facilities was 5.78%.

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

Note Financing. Our note financing matures at various dates in 2016 and 2017. Assuming we are in compliance with the terms of the indentures governing the notes, we are not required to repay principal related to any of the notes prior to the final maturity dates of the notes. We pay interest semi-annually on the notes.

See Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the credit agreement relating to the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended December 31, 2012. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of December 31, 2012, our actual senior secured first lien leverage ratio was within the required ratio at 3.01:1.

Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2012, measured on that date, was 1.56:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2012:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facilities
Maximum ratio of consolidated net senior secured first lien debt to Adjusted EBITDA	4.25:1	3.01:1
Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.56:1

As described above, our senior secured credit facilities and the Indentures governing the Notes represent significant components of our capital structure. Under our senior secured credit facilities, we are required to maintain specified senior secured first lien leverage ratios, which become more restrictive over time, and which are determined based on our Adjusted EBITDA. If we fail to comply with the senior secured first lien leverage ratio under our senior secured credit facilities, we would be in default. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facilities. Any acceleration under the senior secured credit facilities would also result in a default under the Indentures governing the Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

Our ability to meet the covenants specified above will depend on future events, many of which are beyond our control, and we cannot assure you that we will meet those covenants. A breach of any of these covenants in the future could result in a default under our senior secured credit facilities and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 21, 2012, 2011, and 2010. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	(unaudited)
	Year Ended December 31,
(in thousands)	2012	2011	2010
Net loss attributable to DJO Finance LLC	$(119,150)	$(214,469)	$(52,532)
Interest expense, net	182,854	168,987	154,871
Income tax benefit	(4,904)	(52,544)	(34,255)
Depreciation and amortization	127,459	121,251	103,519
Non-cash charges (a)	10,742	163,918	3,460
Non-recurring and integration charges (b)	32,584	63,717	60,175
Other adjustment items, before permitted pro forma adjustments (c)	41,400	13,393	27,112

	270,985	264,253	262,350
Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	1,590	7,873	332
Future cost savings	1,396	5,905	—

Adjusted EBITDA	$273,971	$278,031	$262,682

(a)	Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Stock compensation expense	$2,339	$2,701	$1,888
Impairment of goodwill and intangible assets	7,397	141,006	—
Impairment of fixed assets and assets held for sale	975	7,466	1,147
Purchase accounting adjustments	—	12,336	—
Loss on disposal of assets, net	31	409	425

Total non-cash items	$10,742	$163,918	$3,460

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Integration charges:
Commercial sales and global business unit reorganization and integration	$7,025	$12,228	$9,392
Acquisition related expenses and integration (1)	3,020	8,661	8,936
CEO transition	183	4,270	—
Litigation and regulatory costs and settlements, net (2)	12,582	6,971	7,561
Other non-recurring items	4,129	3,342	17,370
ERP implementation and other automation projects	5,645	28,245	16,916

Total non-recurring and integration charges	$32,584	$63,717	$60,175

(1)	Consists of direct acquisition costs and integration expenses related to the Exos, Dr. Comfort, Elastic Therapy, Inc. (ETI) and Circle City acquisitions and costs related to potential acquisitions.
(2)	For the year ended December 31, 2012, litigation and regulatory costs and settlements includes $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products, $4.7 million related to ongoing product liability issues related to our discontinued pain pump products, a $1.3 million judgment related to a French litigation matter we intend to appeal and $3.8 million related to other litigation.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	781	882	857
Loss on modification and extinguishment of debt (1)	36,889	2,065	19,798
Other (2)	(3,270)	3,446	(543)

Total other adjustment items before permitted pro forma adjustments	$41,400	$13,393	$27,112

(1)	Loss on modification and extinguishment of debt for year ended December 31, 2012 consists of $17.3 million in premiums related to the repurchase or redemption of our 10.875% Senior unsecured notes and $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Senior unsecured notes, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Senior unsecured notes, $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our original senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished. Loss on modification of debt for the twelve months ended
December 31, 2011 is comprised of arrangement and lender consent fees associated with the February 2011 amendment of our original senior secured credit facilities.

(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Permitted pro forma adjustments include:
•	Pre-acquisition Adjusted EBITDA related to the acquisition acquired businesses.
•

Future cost savings for the year ended December 31, 2012 included $0.6 for Dr. Comfort, $0.3 for Circle City, $0.2 for Exos and $0.3 for ETI. Future cost savings for the year ended December 31, 2011 included $2.8 million for Dr. Comfort, $2.1 million for ETI and $1.0 million for Circle City.

Contractual Commitments

As of December 31, 2012, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations	$2,235,021	$8,858	$17,716	$1,138,447	$1,070,000
Interest payments (1)	837,157	175,894	350,768	285,025	25,470
Operating lease obligations	67,097	13,072	22,382	14,711	16,932
Purchase obligations	122,747	70,851	23,896	14,000	14,000

	$3,262,022	$268,675	$414,762	$1,452,183	$1,126,402

(1)	$1,370.0 million principal amount of long-term debt is subject to fixed interest rates and $865.0 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 5.9%, which is equal to the average assumed effective interest rate for the term loans under the senior secured credit facilities over the remainder of their term.

As of December 31, 2012, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $73.7 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in November 2007, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the monitoring fee agreement.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2012, 2011, and 2010, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 35%, 33%, and 32%; respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 72%, 71% and 67% of our net revenues for the year ended December 31, 2012, 2011 and 2010, respectively. Direct-billed customers represented approximately 70% and 71% of our net accounts receivable at December 31, 2012 and 2011, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2012, 2011, and 2010.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 28%, 29% and 33% of our net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Third party payor customers represented approximately 30% and 29%, respectively, of our net accounts receivable at December 31, 2012 and 2011. For the years ended December 31, 2012, 2011, and 2010, we estimate bad debt expense to be approximately 4%, 5% and 6%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as selling, general and administrative expense in our consolidated statements of operations.

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

In performing our 2012 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 2% and 10% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.6% to 11.2%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value. As such, we determined that the goodwill of our reporting units was not impaired.

In 2012, we began the process of changing the trade name used for our German operations from Ormed to DJO to be consistent with our global strategy. In conjunction with this change, we revised our assumption as to the useful life of the Ormed trade name intangible asset, which resulted in changing the remaining estimated life of the asset from indefinite to three years. These changes triggered an impairment review of the intangible asset. Based on the application of a differential cash flow method, whereby an investor would be willing to pay a price equal to the present value of the incremental cash flows attributable to the economic benefit derived from defending the trade name in the market, we determined that the carrying amount of the asset was in excess of its estimated fair value. As a result, we recorded an impairment charge of $7.4 million, which is included in the Impairment of goodwill and intangible assets line item in the Consolidated Statements of Operations.

Additionally, in the fourth quarter of 2012 we tested for impairment, our remaining indefinite lived intangible assets, consisting of trade names. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We determined that the fair value of these trade names exceed their carrying value. As such, we determined that these indefinite lived intangible assets are not impaired.

See Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for further discussion of goodwill and intangible assets.

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

Our gross deferred tax asset balance was $243.0 million at December 31, 2012 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2012, we maintained a valuation allowance of $43.8 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards of certain international subsidiaries, and certain domestic net operating loss and capital loss carryforwards not expected to be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of December 31, 2012, we have $1,370.0 million of aggregate fixed rate notes and $865.0 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined. A hypothetical 1% increase in variable interest rates for the floating rate borrowings under our of the senior secured credit facilities would have impacted our earnings and cash flow for the year ended December 31, 2012, by $3.9 million. As of December 31, 2012, $476.5 million of our new term loans are subject to a 1.25% minimum LIBOR rate and would not have impacted our earnings and cash flows due to a hypothetical 1% increase in the LIBOR rate during the year ended December 31, 2012. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the year ended December 31, 2012, sales denominated in foreign currencies accounted for 21.9% of our consolidated net sales, of which 15.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2012, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). These foreign exchange forward contracts expire weekly throughout fiscal year 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

February 27, 2013

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$31,223	$38,169
Accounts receivable, net	166,742	158,982
Inventories, net	156,315	128,699
Deferred tax assets, net	33,283	43,458
Prepaid expenses and other current assets	18,073	18,791

Total current assets	405,636	388,099
Property and equipment, net	107,035	107,108
Goodwill	1,249,305	1,228,778
Intangible assets, net	1,055,531	1,132,694
Other assets	45,216	38,181

Total assets	$2,862,723	$2,894,860

Liabilities and Equity
Current liabilities:
Accounts payable	$54,294	$57,926
Accrued interest	31,653	20,928
Current portion of debt and capital lease obligations	8,858	8,820
Other current liabilities	93,640	81,771

Total current liabilities	188,445	169,445
Long-term debt and capital lease obligations	2,223,816	2,159,091
Deferred tax liabilities, net	241,202	252,194
Other long-term liabilities	24,850	16,174

Total liabilities	2,678,313	2,596,904

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	839,234	834,871
Accumulated deficit	(658,426)	(539,276)
Accumulated other comprehensive income	1,284	218

Total membership equity	182,092	295,813
Noncontrolling interests	2,318	2,143

Total equity	184,410	297,956

Total liabilities and equity	$2,862,723	$2,894,860

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net sales	$1,129,420	$1,074,770	$965,973
Cost of sales (exclusive of amortization of intangible assets of $38,355, $38,668 and $36,343 for the year ended December 31, 2012, 2011 and 2010, respectively)	443,920	418,138	345,270

Gross profit	685,500	656,632	620,703

Operating expenses:
Selling, general and administrative	460,065	487,084	433,408
Research and development	27,877	26,850	21,892
Amortization of intangible assets	97,243	93,957	77,523
Impairment of goodwill and intangible assets	7,397	141,006	—

	592,582	748,897	532,823

Operating income (loss)	92,918	(92,265)	87,880

Other income (expense):
Interest expense	(183,055)	(169,332)	(155,181)
Interest income	201	345	310
Loss on modification and extinguishment of debt	(36,889)	(2,065)	(19,798)
Other income (expense), net	3,553	(2,814)	859

	(216,190)	(173,866)	(173,810)

Loss before income taxes	(123,272)	(266,131)	(85,930)
Income tax benefit	4,904	52,544	34,255

Net loss	(118,368)	(213,587)	(51,675)
Net income attributable to noncontrolling interests	(782)	(882)	(857)

Net loss attributable to DJO Finance LLC	$(119,150)	$(214,469)	$(52,532)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(118,368)	$(213,587)	$(51,675)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(1,386), $1,681 and $942 for the year ended December 31, 2012, 2011, and 2010, respectively	1,108	(1,896)	(5,435)
Unrealized loss on cash flow hedges, net of tax benefit of $175, and $2,965 for the year ended December 31, 2011, and 2010, respectively	—	(272)	(4,708)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax provision of $2,773 and $4,764 for the year ended December 31, 2011, and 2010, respectively	—	4,381	7,448

Other comprehensive income (loss)	1,108	2,213	(2,695)

Comprehensive loss	(117,260)	(211,374)	(54,370)
Comprehensive income attributable to noncontrolling interests	(824)	(829)	(728)

Comprehensive loss attributable to DJO Finance LLC	$(118,084)	$(212,203)	$(55,098)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership equity	Noncontrolling interests	Total equity
Balance at December 31, 2009	$827,617	$(272,275)	$518	$555,860	$2,509	$558,369
Net (loss) income	—	(52,532)	—	(52,532)	857	(51,675)
Other comprehensive loss, net of taxes	—	—	(2,566)	(2,566)	(129)	(2,695)
Investment by parent	1,489	—	—	1,489	—	1,489
Stock-based compensation	1,888	—	—	1,888	—	1,888
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(557)	(557)

Balance at December 31, 2010	830,994	(324,807)	(2,048)	504,139	2,680	506,819
Net (loss) income	—	(214,469)	—	(214,469)	882	(213,587)
Other comprehensive income (loss), net of taxes	—	—	2,266	2,266	(53)	2,213
Investment by parent	3,176	—	—	3,176	—	3,176
Stock-based compensation	2,701	—	—	2,701	—	2,701
Cancellation of vested options	(2,000)	—	—	(2,000)	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(1,366)	(1,366)

Balance at December 31, 2011	834,871	(539,276)	218	295,813	2,143	297,956
Net (loss) income	—	(119,150)	—	(119,150)	782	(118,368)
Other comprehensive income, net of taxes	—	—	1,066	1,066	42	1,108
Investment by parent	2,000	—	—	2,000	—	2,000
Stock-based compensation	2,339	—	—	2,339	—	2,339
Exercise of indirect parent stock options	24	—	—	24	—	24
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(649)	(649)

Balance at December 31, 2012	$839,234	$(658,426)	$1,284	$182,092	$2,318	$184,410

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(118,368)	$(213,587)	$(51,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,216	27,294	25,996
Amortization of intangible assets	97,243	93,957	77,523
Amortization of debt issuance costs and non-cash interest expense	9,732	8,476	13,272
Stock-based compensation expense	2,339	2,701	1,888
Impairment of goodwill and intangible assets	7,397	141,006	—
Loss on disposal of assets, net of depreciation and adjustments	1,686	4,385	2,067
Deferred income tax benefit	(11,581)	(60,620)	(39,687)
Provisions for doubtful accounts and sales returns	22,226	31,673	33,077
Inventory reserves	6,350	7,706	6,596
Loss on modification and extinguishment of debt	36,889	—	19,798
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(29,490)	(32,231)	(33,105)
Inventories	(28,287)	(13,190)	(13,908)
Prepaid expenses and other assets	1,313	8,435	(4,837)
Accrued interest	10,723	5,351	4,610
Accounts payable and other current liabilities	6,231	12,249	(16,021)

Net cash provided by operating activities	44,619	23,605	25,594

Cash Flows From Investing Activities:
Purchases of property and equipment	(32,950)	(39,397)	(27,247)
Cash paid in connection with acquisitions, net of cash acquired	(29,909)	(317,669)	(2,045)
Other investing activities, net	(1,106)	(1,596)	(903)

Net cash used in investing activities	(63,965)	(358,662)	(30,195)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,342,450	439,000	447,130
Repayments of debt and capital lease obligations	(1,276,045)	(96,826)	(437,367)
Payment of debt issuance, modification and extinguishment costs	(55,827)	(7,694)	(10,282)
Investment by parent	2,000	3,176	1,489
Cash paid in connection with the cancellation of vested options	—	(2,000)	—
Dividend paid by subsidiary to owners of noncontrolling interests	(649)	(1,366)	(557)
Exercise of indirect parent stock options	24	—	—

Net cash provided by financing activities	11,953	334,290	413

Effect of exchange rate changes on cash and cash equivalents	447	804	(2,291)

Net (decrease) increase in cash and cash equivalents	(6,946)	37	(6,479)
Cash and cash equivalents, beginning of year	38,169	38,132	44,611

Cash and cash equivalents, end of year	$31,223	$38,169	$38,132

Supplemental disclosures of cash flow information:
Cash paid for interest	$162,579	$151,207	$139,095
Cash paid (refunded) for taxes, net	$4,704	$(956)	$4,515

Non-cash investing and financing activities:
Increases in property and equipment and in other liabilities in connection with capitalized software costs	$—	$—	$1,934

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

DJO Finance LLC (DJOFL) is a wholly owned indirect subsidiary of DJO Global, Inc. (DJO). Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

Segment Reporting

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant, and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 18 for additional information about our reportable segments.

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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $1.9 million, $2.4 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2008, we began implementing a new ERP system to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by most of our businesses. During the year ended December 31, 2011, we determined that certain capitalized ERP assets would not be used and we recorded an impairment charge of $7.1 million which is included in selling and general administrative expense in our consolidated statement of operations. As of December 31, 2012 and 2011, we had $12.4 million and $17.4 million respectively, of unamortized internally developed software costs included within property and equipment in our consolidated balance sheets.

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

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,756	$2,222	$1,936
Amount charged to expense for estimated warranty costs	338	105	1,283
Deductions for actual costs incurred	(606)	(571)	(997)

Balance, end of year	$1,488	$1,756	$2,222

Self Insurance. We are partially self insured for certain employee health benefits and product liability claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.

Revenue Recognition. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title occurs; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

We sell our products through a variety of distribution channels. We generally recognize revenue when we ship our products to our customers. We recognize revenue, both rental and purchase, for products sold directly to patients or their third party insurance payors, when our product has been dispensed or shipped to the patient and the patient’s insurance has been verified.

We record revenues from sales or our surgical implant products when the products are used in a surgical procedure (implanted in a patient). We include amounts billed to customers for freight in revenue.

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

Advertising Costs. We expense advertising costs as they are incurred. For the years ended December 31, 2012, 2011 and 2010, advertising costs were $18.7 million, $17.1 million and $10.4 million, respectively.

Shipping and Handling Expenses. Shipping and handling expenses are included within cost of sales in our consolidated statements of operations.

Stock Based Compensation. We maintain a stock option plan under which stock options of our indirect parent, DJO, have been granted to both employees and non-employees. All share based payments to employees are recognized in the financial statements based on their grant date fair values and our estimates of forfeitures. We amortize stock-based compensation for service-based awards granted on a straight-line basis over the requisite service (vesting) period for the entire award. Other awards vest upon the achievement of certain pre-determined performance targets, and compensation expense is recognized to the extent the achievement of the performance targets is deemed probable.

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

Foreign Currency Translation and Transactions. The reporting currency of DJOFL is the U.S. Dollar. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statement of Operations is translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income (loss) in our Consolidated Statement of Comprehensive Loss. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to such transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2012, 2011 and 2010, foreign transaction gains (losses) were $3.6 million, $(2.8) million and $0.6 million, respectively.

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

The fair value of our derivative instruments has been determined through the use of models that consider various assumptions, including time value and other relevant economic measures, which are inputs that are classified as Level 2 in the fair value hierarchy (see Notes 10 and 11).

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) as per our Consolidated Statement of Operations and other comprehensive income (loss). Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments and cash flow hedges, net of tax, is included in our Consolidated Statement of Comprehensive Loss as accumulated other comprehensive income (loss).

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 24.8%, 26.0%, and 25.3% of our net sales for the years ended December 31, 2012, 2011, and 2010, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2012, 2011 and 2010, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

Fair Value of Financial Instruments. The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. See Note 12 for information concerning the fair value of our variable and fixed rate debt.

Recent Accounting Standards. In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance was effective for interim and annual periods beginning after December 15, 2011 and was applied prospectively. The Company adopted this guidance during the first quarter of fiscal year 2012. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In July 2012, the FASB issued an accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We will adopt this standard update during the first quarter of 2013. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

3.	ACQUISITIONS

On December 28, 2012, we acquired all of the outstanding shares of capital stock of Exos Corporation (Exos) for a total purchase price of $40.6 million. The purchase price consisted of a cash payment of $31.2 million, settlement of the existing distributor agreement with Exos at a fair value of $1.2 million and $8.2 million for the fair value of contingent consideration. Of the initial cash payment, $3.0 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller.

The $10.0 million contingent consideration was measured at a fair value of $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of milestones and budgeted 2013 Exos product line revenues. The fair value of the expected payment was then calculated using as 13% discount rate as the contingent consideration is to be paid in April 2014. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Exos is a medical device company focused on thermoformable external musculoskeletal stabilization systems for the treatment of fractures and other injuries requiring stabilization. All goodwill arising from the Exos acquisition was allocated to our Bracing and Vascular reporting segment. In connection with the acquisition of Exos, we incurred $1.3 million of direct acquisition costs comprised of $0.5 million of legal and other professional fees and $0.8 million of transaction and advisory fees to Blackstone Advisory Partners L.P., and Blackstone Management Partners LLC, affiliates of our major shareholder (see Note 17). These costs are included in selling, general and administrative expense in our Consolidated Statement of Operations. The acquisition was partially funded using proceeds from $25.0 million of new term loans issued on December 28, 2012 (see Note 12).

During 2011, we made the following acquisitions, all of which are included in our Bracing and Vascular segment (with the exception of the international activities of Dr. Comfort and ETI, which are included in our International segment):

On April 7, 2011, we acquired all of the LLC membership interests of Rikco International, LLC, d/b/a Dr. Comfort (Dr. Comfort), for a total purchase price of $257.5 million. Dr. Comfort is a provider of therapeutic footwear, which serves the diabetes care market in podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In connection with the acquisition of Dr. Comfort, we incurred $11.3 million of direct acquisition costs comprised of $2.2 million in legal and other professional fees, $4.1 million of bridge financing fees and $5.0 million in transaction and advisory fees to Blackstone Advisory Partners L.P., an affiliate of our major shareholder (see Note 17). These costs are included in selling, general and administrative expense in our Consolidated Statement of Operations. The acquisition was funded using proceeds from $300.0 million of new 7.75% senior notes (7.75% Notes) issued in April 2011 (see Note 12).

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City or Bell-Horn). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. No claims were made and the holdback was paid in March 2012. An additional $1.3 million was deposited into escrow for the retention of a key employee and is being recognized as compensation expense over the retention period of 24 months. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in selling, general and administrative expense in our Consolidated Statement of Operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit. Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This potential royalty payment was evaluated separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned. For the year ended December 31, 2012, royalty payments made to the seller for sales of this product line were not significant to the Company.

On February 4, 2011, we purchased certain assets of an e-commerce business (BetterBraces.com), which offers various bracing, cold therapy and electrotherapy products, for total consideration of $3.0 million. Of the total purchase price, $1.8 million was paid in cash at closing, $0.4 million was offset against accounts receivable due from the seller, $0.5 million was retained to fully repay outstanding principal and accrued interest due from the seller under a revolving convertible promissory note, and $0.3 million was paid to the seller in February 2012 following expiration of an indemnification hold back period. The acquisition was financed using cash on hand.

On January 4, 2011, we acquired all of the outstanding shares of capital stock of Elastic Therapy, Inc. (ETI), a designer and manufacturer of private label medical compression therapy products used to treat and prevent a wide range of venous disorders. The purchase price was $46.4 million, of which $3.6 million was deposited in escrow for up to one year to fund potential indemnity of claims. No claims were made and the holdback was paid in January 2012. An additional $1.0 million was deposited in escrow for the retention of certain key employees and was fully paid in installments six months, nine months and twelve months after the closing date. This retention amount was expensed over the period it was earned. Direct acquisition costs associated with the ETI acquisition of $0.3 million are included in selling, general and administrative expense in our Consolidated Statement of Operations. The acquisition was financed using cash on hand and a draw of $35.0 million on our revolving line of credit.

On September 20, 2010, we acquired certain assets and contractual rights from our independent South African distributor for total consideration of $1.9 million, which included holdbacks of $0.3 million related primarily to potential indemnification claims. We have withheld this payment pending resolution of certain post-closing adjustments.

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Exos	Dr. Comfort	Circle City	BetterBraces. com	ETI	DJO South Africa
Cash	$1,282	$59	$—	$—	$817	$—
Accounts receivable	1,138	9,187	572	—	3,690	—
Inventory	1,754	27,241	1,736	—	2,133	435
Other current assets	105	2,108	—	—	1,542	—
Property and equipment	584	2,183	—	—	7,230	310
Other non-current assets	12	1,607	—	—	394	—
Liabilities assumed	(474)	(10,854)	(406)	—	(1,876)	—
Deferred tax liabilities	(9,137)	(15,111)	—	—	(9,609)	—
Identifiable intangible assets (1):
Customer relationships	—	72,100	3,700	75	13,400	1,103
Technology	24,200	7,000	—	1,120	6,000	—
Non-compete	1,900	1,200	200	185	1,600	—
Trademarks and trade names	1,000	22,200	1,400	50	—	—
Goodwill (2)	18,211	138,548	4,469	1,570	21,085	64

Total purchase price	$40,575	$257,468	$11,671	$3,000	$46,406	$1,912

(1)	The fair value of customer relationships was assigned to relationships with major customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

The fair value of technology was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired.

The fair value of non-compete agreements relate to non-compete agreements entered into with certain members of senior management. The values were determined by estimating the present value of the cash flows associated with having these agreements in place, less the present value of the cash flows assuming the non-compete agreements were not in place.

The fair value of trademarks and trade names was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.

The useful lives of the intangible assets acquired were estimated based on the underlying agreements and/or the future economic benefit expected to be received from the assets.

(2)

Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Among the factors which resulted in the recognition of goodwill for Exos was improved our margins on the sale of Exos products and being able to control the rights to future products developed by Exos. Among the factors which resulted in the recognition of goodwill for Dr. Comfort was expanded product offerings and increased markets. Among the factors which resulted in the recognition of goodwill for ETI was expanded product offerings and vertically integrated products which had been purchased from a third party manufacturer. Among the factors which resulted in the recognition of goodwill for Circle City were expected cost savings from consolidation of warehouse facilities and reduction of redundant general and administrative expenses. Among the factors which resulted in the recognition of goodwill for BetterBraces.com were expected cost savings resulting from distribution efficiencies and from reduction of redundant general and administrative expenses.

Goodwill related to our Circle City and BetterBraces.com acquisitions is expected to be deductible for tax purposes.

The results of operations attributable to each acquisition are included in our condensed consolidated financial statements from the date of acquisition. The pro forma financial results presented below (in thousands) give effect to the acquisitions of Exos, Dr. Comfort, ETI and Circle City, as if such acquisitions had been completed as of the beginning of fiscal year 2011. The pro forma results presented include amortization charges for acquired intangible assets, elimination of intercompany transactions, adjustments for the increased fair value of acquired inventory, additional interest expense and related tax effects. These pro forma results are not necessarily indicative of the operating results that would have been achieved had these acquisitions occurred on such date.

	Year Ended December 31,
	2012	2011
Net sales	$1,129,626	$1,095,467

Net loss attributable to DJOFL	$(120,877)	$(225,420)

Due to the December 28, 2012 acquisition date, our Consolidated Statement of Operations includes no activity attributable to Exos for the year ended December 31, 2012, except for the direct costs incurred to complete the acquisition.

4.	ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$38,315	$53,076	$48,306
Provision for doubtful accounts and sales returns	22,226	31,673	33,077
Write-offs, net of recoveries	(31,347)	(46,434)	(28,307)

Balance, end of year	$29,194	$38,315	$53,076

5.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Components and raw materials	$50,619	$50,322
Work in process	4,563	4,681
Finished goods	94,683	60,839
Inventory held on consignment	23,763	27,003

	173,628	142,845
Inventory reserves	(17,313)	(14,146)

	$156,315	$128,699

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$14,146	$12,853	$13,063
Provision charged to costs of sales	6,350	7,706	6,596
Write-offs, net of recoveries	(3,183)	(6,413)	(6,806)

Balance, end of year	$17,313	$14,146	$12,853

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011	Depreciable lives (years)
Land	$266	$266	Indefinite
Buildings and improvements	26,802	22,646	3 to 25
Equipment	105,351	92,816	2 to 7
Software	31,270	29,314	3 to 10
Furniture and fixtures	23,441	17,335	3 to 8
Surgical implant instrumentation	46,504	40,739	5
Construction in progress	8,196	8,753	N/A

	241,830	211,869
Accumulated depreciation and amortization	(134,795)	(104,761)

Property and equipment, net	$107,035	$107,108

Depreciation and amortization expense relating to property and equipment (including equipment under capital leases) was $30.2 million, $27.3 million, and $26.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

7.	LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill are presented in the table below (in thousands):

	Year Ended December 31,
	2012	2011
Balance, beginning of year	$1,228,778	$1,188,887
Acquisitions (see Note 3)	18,211	165,672
Impairment of goodwill	—	(124,106)
Foreign currency translation	2,316	(1,675)

Balance, end of year	$1,249,305	$1,228,778

In performing our 2012 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 2% and 10% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.6% to 11.2%, and terminal value growth rates of 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2011, we determined that the carrying values of our Empi and Surgical Implant reporting units were in excess of their estimated fair values. As a result, we recorded goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. These impairment charges were included in impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The goodwill impairment in our Empi reporting unit in 2011 resulted primarily from reductions in our projected operating results due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi business. The goodwill impairment in our Surgical Implant reporting unit in 2011 resulted primarily from reductions in our projected operating results and estimated future cash flows for the business. For all other reporting units, estimated fair values at December 31, 2011 exceeded carrying values.

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$570,221	$(236,228)	$333,993
Patents and technology	485,675	(195,099)	290,576
Trademarks and trade names	25,773	(4,248)	21,525
Distributor contracts and relationships	3,662	(1,659)	2,003
Non-compete agreements	5,547	(1,722)	3,825

	$1,090,878	$(438,956)	651,922

Indefinite lived intangible assets:
Trademarks and trade names			403,609

Net identifiable intangible assets			$1,055,531

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$569,528	$(181,396)	$388,132
Patents and technology	460,624	(156,290)	304,334
Trademarks and trade names	23,650	(1,807)	21,843
Distributor contracts and relationships	5,089	(1,206)	3,883
Non-compete agreements	3,636	(883)	2,753

	$1,062,527	$(341,582)	720,945

Indefinite lived intangible assets:
Trademarks and trade names			411,749

Net identifiable intangible assets			$1,132,694

In 2012, we began the process of changing the trade name used for our German operations from Ormed to DJO to be consistent with our global strategy. In conjunction with this change, we revised our assumption as to the useful life of the Ormed trade name intangible asset, which resulted in changing the remaining estimated life of the asset from indefinite to three years. These changes triggered an impairment review of the intangible asset. Based on the application of a differential cash flow method, whereby an investor would be willing to pay a price equal to the present value of the incremental cash flows attributable to the economic benefit derived from defending the trade name in the market, we determined that the carrying amount of the asset was in excess of its estimated fair value. As a result, we recorded an impairment charge of $7.4 million, which is included in the Impairment of goodwill and intangible assets line item in the Consolidated Statements of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Additionally, in the fourth quarter of 2012 we tested for impairment, our remaining indefinite lived intangible assets, consisting of trade names. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We determined that the fair value of these trade names exceed their carrying value. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Additionally, in the fourth quarter of 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million. These impairment charges were included in Impairment of goodwill and intangible assets line item in the Consolidated Statement of Operations.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 6.8 years for customer relationships, 9.8 years for patents and technology, 4.2 years for distributor contracts and relationships, 8.1 years for trademarks and trade names, and 3.8 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2012, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2013	$94,186
2014	92,135
2015	87,599
2016	83,602
2017	72,346
Thereafter	222,054

$651,922

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2012	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$572,187
Recovery Sciences	419,299	283,342
International	346,748	182,638
Surgical Implant	—	17,364

	$1,249,305	$1,055,531

December 31, 2011	Goodwill	Intangible Assets, Net
Bracing and Vascular	$465,047	$586,079
Recovery Sciences	419,299	319,303
International	344,432	207,229
Surgical Implant	—	20,083

	$1,228,778	$1,132,694

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued wages and related expenses	$29,888	$29,856
Accrued commissions	14,182	12,831
Income taxes payable	4,380	2,878
Accrued rebates	6,860	6,027
Accrued other taxes	4,477	4,195
Accrued professional expenses	3,525	3,927
Derivative liabilities	—	545
Other accrued liabilities	30,328	21,512

	$93,640	$81,771

9.	EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and may make contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $4.0 million, $3.7 million, and $3.4 million, to the plans for the years ended December 31, 2012, 2011 and 2010, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2012. In addition, we made contributions to our international pension plans of $1.3 million, $0.8 million, and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10.	DERIVATIVE INSTRUMENTS

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the fair value hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate swap agreements were designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our Consolidated Statement of Operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss). Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

Interest Rate Swap Agreements. In prior years, we have used interest rate swaps from time to time to manage the risk of unfavorable movements in interest rates on a portion of our then outstanding variable rate loan balances. Our interest rate swap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our Consolidated Statement of Operations in the period in which it affected income (loss). We had no interest rate swap agreements outstanding during 2012.

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign currency exchange forward contracts held as of December 31, 2012 expire weekly through June 2013. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Foreign exchange contracts not designated as hedges	92,617	197,900	$6,376	$14,576

The following table summarizes the fair value of derivative instruments in our consolidated balance sheets (in thousands):

	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$777	$—

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	—	545

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2012	2011	2010
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$—	$(7,154)	$(12,211)
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	1,322	(830)	285

		$1,322	$(7,984)	$(11,926)

(1)	Represents the loss on derivative instruments designated as cash flow hedges, reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest rate swap agreements designated as cash flow hedges	$—	$447	$7,674

11.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$777	$—	$777
Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$545	$—	$545

12.	DEBT AND CAPITAL LEASES

Debt and capital lease obligations consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Senior secured credit facilities:
Revolving credit facility	$3,000	$—
$476.5 million new term loans, net of unamortized original issue discount of $7.3 million	469,200	—
$385.5 million extended term loans, net of unamortized original issue discount of $1.5 million	383,965	—
Original senior secured credit facilities:
Original revolving credit facility	—	51,000
Original term loans, net of unamortized original issue discount of $4.4 million	—	838,591
8.75% Second priority senior secured notes, including unamortized original issue premium of $6.5 million	336,509	—
10.875% Senior unsecured notes, including unamortized original issue premium of $3.3 million	—	678,282
9.875% Senior unsecured notes	440,000	—
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Capital lease obligations and other	—	38

Total debt and capital lease obligations	2,232,674	2,167,911
Current maturities	(8,858)	(8,820)

Long-term debt and capital lease obligations	$2,223,816	$2,159,091

Senior Secured Credit Facilities

On November 20, 2007, we entered into senior secured credit facilities (the “original senior secured credit facilities”) consisting of a $1,065.0 million term loan facility maturing in May 2014 (the “original term loans”) and a $100.0 million revolving credit facility maturing in November 2013 ( the “original revolving credit facility”). We issued the original term loans at a 1.2% discount.

On March 20, 2012, we amended and restated our senior secured credit facilities, (the “senior secured credit facilities”), which (1) permitted the issuance of $230.0 million aggregate principal of 8.75% second priority senior secured notes (as defined and further described below) (2) extended the maturity of $564.7 million of the original term loans outstanding under the original senior secured credit facilities to November 1, 2016 (“extended term loans”); (3) provided for the issuance of a new tranche of $350.0 million of term loans that will mature on September 15, 2017; (4) deemed certain previous acquisitions and investments to be permitted under the terms of the senior secured credit facilities; (5) increased the total net leverage ratio limitation in the permitted acquisitions covenant from 7.0x to 7.5x; (6) changed the financial maintenance covenant from a senior secured leverage ratio covenant to a senior secured first lien leverage ratio covenant; and (7) replaced our original senior secured revolving credit facility with a new $100.0 million revolving credit facility (the “revolving credit facility”) which matures on March 15, 2017.

On March 30, 2012, we entered into an amendment to the senior secured credit facilities which, among other things, provided for the issuance of an additional $105.0 million of new term loans that will mature on September 15, 2017. The net proceeds from the issuance were used to repay $103.5 million aggregate principal of original new term loans under the original senior secured credit facilities and pay related fees, premiums and expenses.

On December 19, 2012, we entered into an incremental amendment to our senior secured credit facilities which provided for the issuance of an additional $25.0 million of new term loans on December 28, 2012 that mature on September 15, 2017. The net proceeds from the issuance were used to partially fund the acquisition of Exos Corporation (See Note 3).

Collectively, the $350.0 million of new term loans issued on March 20, 2012, the $105.0 million of new term loans issued on March 30, 2012 and the $25.0 million of new term loans issued on December 28, 2012 are referred to as the (“new term loans”).

Of the new term loans: $350.0 million were issued at a 1.5% discount, $105.0 million were issued at a 1.0% discount and $25.0 million were issued at par. The original issue discounts are being amortized over the term of the new term loans using the effective interest method.

As of December 31, 2012, the market values of our senior secured credit facilities and senior secured revolving credit facility were $866.3 million and $2.8 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. The interest rate margins applicable to borrowings under the senior secured revolving credit facility are, at our option, either (a) the Eurodollar rate, plus 475 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus 375 basis points. The interest rate margins applicable to the extended term loans and the new term loans are, at our option, either (a) the Eurodollar rate plus 500 basis points or (b) a base rate plus 400 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on new term loan borrowings of 1.25%. The applicable margin for borrowings under the senior secured revolving credit facility, the extended term loans and the new term loans may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2012, our weighted average interest rate for all borrowings under the senior secured credit facilities was 5.78%.

Fees. In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the senior secured revolving credit facility with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum, subject to step-downs based upon the achievement of certain leverage ratios. We must also pay customary letter of credit fees.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined; (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to reinvest within 15 months of such sale or disposition so long as reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any prepayments in 2012 related to our 2011 excess cash flow.

Subject to certain exceptions, voluntary prepayments of the extended term loans and the new term loans within one year of the effective date of Amendment No. 1 are subject to a 1.0% “soft call” premium, while other voluntary prepayments of outstanding loans under the senior secured credit facilities may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

Guarantee and Security. All obligations under the senior secured credit facilities are unconditionally guaranteed by DJO Holdings LLC (“DJO Holdings”) and each of our existing and future direct and indirect wholly-owned domestic subsidiaries other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the “Guarantors”).

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by pledges of 100% of our capital stock, 100% of the capital stock of each wholly-owned domestic subsidiary and 65% of the capital stock of each wholly owned foreign subsidiary that is, in each case, directly owned by us or one of the Guarantors, and a security interest in, and mortgages on, substantially all tangible and intangible assets of DJO Holdings, DJOFL and each Guarantor.

Certain Covenants and Events of Default. The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined) of 4.25:1 for 2012, stepping down periodically to 3.25:1 at the end of 2016. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of December 31, 2012, our actual senior secured first lien net leverage ratio was 3.01:1, and we were in compliance with all other applicable covenants.

8.75% Second Priority Senior Secured Notes

On March 20, 2012 and October 1, 2012, we issued $330.0 million aggregate principal amount of 8.75% Second priority senior secured notes (8.75% Notes) maturing on March 15, 2018. The 8.75% Notes are guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the senior secured credit facilities.

Pursuant to a second lien security agreement, the 8.75% Notes are secured by second priority liens, subject to permitted liens, on certain of our assets that secure borrowings under the senior secured credit facilities.

As of December 31, 2012, the market value of the 8.75% Notes was $366.3 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 8.75% Notes (8.75% Indenture), prior to March 15, 2015, we have the option to redeem some or all of the 8.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on March 15, 2015, we may redeem some or all of the 8.75% Notes at a redemption price of 104.375% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.188% and 100% of the then outstanding principal balance at March 15, 2016 and 2017, respectively, plus accrued and unpaid interest. Additionally, from time to time, before March 15, 2015, we may redeem up to 35% of the 8.75% Notes at a redemption price equal to 108.75% of the then outstanding principal balance, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the 8.75% Notes, DJOFL will be required to make an offer to repurchase all of the 8.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants. The 8.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2012, we were in compliance with all applicable covenants.

10.875% Senior Unsecured Notes

On November 20, 2007 and January 20, 2010, we issued $675.0 million aggregate principal amount of 10.875% Senior unsecured notes (10.875% Notes) due in 2014.

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

On September 11, 2012, we commenced a cash tender offer for any and all of our $465.0 million of outstanding 10.875% Notes due 2014. On October 1, 2012, we purchased from those holders the 10.875% Notes tendered by the early tender deadline. The aggregate payment to these holders was $392.2 million, including aggregate tender premium cost of $14.1 million and accrued interest of $14.9 million. We redeemed all 10.875% Notes that were not previously tendered on November 15, 2012 at the applicable redemption price of 102.719% of the remaining principal amount outstanding, or an aggregate total of $104.5 million, plus accrued interest of $5.5 million. In connection with the tender and the redemption, we recorded a loss on extinguishment of debt during the fourth quarter of $27.5 million. The loss included $17.3 million in tender and redemption premium costs and $10.2 million in unamortized original issuance costs, net of $2.5 million in unamortized original issuance premium.

9.875% Senior Unsecured Notes

On October 1, 2012, we issued $440.0 million aggregate principal amount of new 9.875% Senior unsecured notes (9.875% Notes) maturing on April 15, 2018. The 9.875% Notes are guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s senior secured credit facilities.

As of December 31, 2012, the market value of the 9.875% Notes was $457.6 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the Indenture to the 9.875% Notes (the 9.875% Indenture), prior to April 15, 2015, we have the option to redeem some or all of the 9.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on April 15, 2015, we may redeem some or all of the 9.875% Senior Notes at a redemption price of 104.938% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.469% and 100% of the then outstanding principal balance at April 2016 and 2017, respectively. Additionally, from time to time, before April 15, 2015, we may redeem up to 35% of the 9.875% Notes at a redemption price equal to 109.875% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to all of the then-outstanding 9.875% Notes, DJOFL will be required to make an offer to repurchase all of the then-outstanding 9.875% Notes at 101% of their principal amount, plus accrued and unpaid interest.

Covenants. The 9.875% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, make certain investments, sell certain assets, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates, and designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2012, we were in compliance with all applicable covenants.

7.75% Senior Unsecured Notes

On April 7, 2011, we issued $300.0 million aggregate principal amount of 7.75% Senior unsecured notes (7.75% Notes) maturing on April 15, 2018. The 7.75% Notes are guaranteed jointly and severally and on a senior unsecured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the senior secured credit facilities.

As of December 31, 2012, the market value of the 7.75% Notes was $291.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the Indenture to the 7.75% Notes (the 7.75% Indenture), prior to April 15, 2014, we have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on April 15, 2014, we may redeem some or all of the 7.75% Notes at a redemption price of

105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively. Additionally, from time to time, before April 15, 2014, we may redeem up to 35% of the 7.75% Senior Notes at a redemption price equal to 107.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of us or our direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the 7.75% notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless we have previously sent or concurrently send a notice exercising its optional redemption rights with respect to all of the then-outstanding 7.75% Notes, we will be required to make an offer to repurchase all of the then outstanding 7.75% Notes at 101% of their then outstanding principal amount, plus accrued and unpaid interest.

Covenants. The 7.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2012, we were in compliance with all applicable covenants.

9.75% Senior Subordinated Notes

On October 18, 2010, we issued $300.0 million aggregate principal amount of 9.75% Senior subordinated notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed jointly and severally and on a unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the senior secured credit facilities.

As of December 31, 2012, the market value of the 9.75% Notes was $268.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 9.75% Notes (the 9.75% Indenture), prior to October 15, 2013, we have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on October 15, 2013, we may redeem some or all of the 9.75% Notes at a redemption price of 107.313% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 104.875%, 102.438% and 100% of the then outstanding principal balance at October 15, 2014, 2015 and 2016, respectively. Additionally, from time to time, before October 15, 2013, we may redeem up to 35% of the 9.75% Notes at a redemption price equal to 109.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the notes issued remains outstanding.

Change of Control. Upon the occurrence of a change of control, unless we have previously sent or concurrently send a notice exercising our optional redemption rights with respect to all of the then-outstanding 9.75% Notes, we will be required to make an offer to repurchase all of the then-outstanding 9.75% Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants. The 9.75% Indenture contains covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments,(ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets,(vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2012, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those ratios. A breach of any of these covenants in the future could result in a default under the senior secured credit facilities, the 8.75% Indenture, the 9.75% Indenture, the 9.875% Indenture and the 7.75% Indenture (collectively, the Indentures), at which time the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2012, the aggregate amounts of annual principal maturities of long-term debt and capital leases for the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2013	$8,858
2014	8,858
2015	8,858
2016	835,447
2017	303,000
Thereafter	1,070,000

$2,235,021

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2012, we recognized a loss on modification and extinguishment of debt of $36.9 million. The loss consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our senior secured credit facilities, $0.8 million related to the write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. The loss also included $17.3 million in premiums related to the repurchase or redemption of our 10.875% Notes, and $12.7 million in unamortized original issuance costs, net of $2.5 million in unamortized original issuance premium in connection with the cash tender offer for our 10.875% Notes.

During the year ended December 31, 2011, in connection with the third amendment to the original senior secured credit facilities, we incurred $2.1 million of arrangement and lender consent fees which are included in loss on modification and extinguishment of debt in our Consolidated Statement of Operations.

Debt Issuance Costs

As of December 31, 2012 and 2011, we had $41.6 million and $34.0 million, respectively, of unamortized debt issuance costs, which are included in other assets in our Consolidated Balance Sheets. During the year ended December 31, 2012, we capitalized $29.2 million of debt issuance costs incurred in connection with the issuance of the 8.75% Notes, 9.875% Notes and $25 million new term loan, net of the write off of $12.7 million unamortized original issuance costs in connection with the cash tender offer for our 10.875% Notes. During the year ended December 31, 2011, we capitalized $7.7 million of debt issuance costs incurred in connection with the issuance of the 7.75% Notes in April 2011. During the year ended December 31, 2010, we capitalized $10.3 million of debt issuance costs, in connection with the issuance of $100.0 million of 10.875% Notes in January 2010, and the issuance of the 9.75% Notes in October 2010.

For each the years ended December 31, 2012, 2011, and 2010 amortization of debt issuance costs was $8.9 million, $7.7 million, and $7.7 million. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13.	MEMBERSHIP EQUITY

During the year ended December 31, 2012, DJO sold 121,506 shares of its common stock at $16.46 per share, consisting of 60,753 shares purchased by the new Chairman of its Board of Directors, and 60,753 shares purchased by another new member of the Board of Directors. Additionally, DJO issued 18,622 shares of its common stock upon the exercise of stock options. Net proceeds of $2.0 million from the share sales were contributed by DJO to us, and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2012.

During the year ended December 31, 2011, we paid cash of $2.0 million to our former chief executive officer, upon his retirement, to cancel 355,155 shares of vested stock options held by him. The amount paid represents the excess of the fair market value of the shares over their exercise price. This amount is included as a reduction to Member capital in our Consolidated Balance Sheet as of December 31, 2011.

In addition, during the year ended December 31, 2011, DJO sold 192,959 shares of its common stock at $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by a former member of management. Net proceeds of $3.2 million from the share sales were contributed by DJO to us, and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2011.

During the year ended December 31, 2010, DJO, sold 93,128 shares of its common stock at $16.46 per share to certain employees, directors and independent sales agents. Net proceeds of $1.5 million from the share sales were contributed by DJO to us and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2010.

The proceeds from the DJO sales of shares in the years ended December 31, 2012, 2011 and 2010 were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 17).

14.	STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

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

Stock-Based Compensation

During the year ended December 31, 2012, the compensation committee granted 2,482,100 options which vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event of Blackstone achieving a minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

We also granted 422,167 stock options to members of DJO’s Board of Directors during the year ended December 31, 2012. Of these options, 303,767 options were granted to DJO’s Chairman of the Board and 100,000 options were granted to a newly elected board member, who has agreed to perform certain additional services for the Company. The 403,767 options vest as follows: one-third of the stock option grant will vest in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service; one-third of the stock option grant will vest in the same manner as the Market Return Tranche; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Tranche. The remaining 18,400 options were granted to four other members of our Board of Directors and vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. The time-based vesting options granted to all directors are referred to herein as Director Service Options.

The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the year ended December 31, 2012 was $6.09.

During the year ended December 31, 2011, we granted a total of 983,000 options to employees including 800,000 options granted to Michael P. Mogul, our president and chief executive officer. The weighted average grant date fair value of the options granted was $6.23 per share, for options in the Time-Based Tranche. In addition, during the year ended December 31, 2011, in connection with Mr. Mogul’s purchase of $2.6 million of DJO common stock, we issued 60,753 restricted shares to Michael P. Mogul. The shares vest 50% per year on each of the first two anniversary dates of his employment commencement date, subject to his continued employment through the applicable anniversary dates.

During the year ended December 31, 2010, we granted 645,050 stock options to employees and 24,600 stock options to non-employee distributors with a weighted average grant date fair value of $6.68 per share (Time-Based Tranche only).

The fair value of each option award is estimated on the date of grant, or modification, using the Black-Scholes option pricing model for service based awards, and a binomial model for market based awards. In estimating fair value for options issued under the 2007 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies. As our historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term, we used the simplified method. Expected life is calculated in two tranches based on the employment level defined as executive or employee. The risk-free rate used in calculating fair value of stock options for periods within the expected term of the option is based on the U.S. Treasury yield bond curve in effect on the date of grant.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted during the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	35.3-37.7%	34.0-34.4%	34.2-35.8%
Risk-free interest rate	0.8-1.5%	1.3-2.1%	2.0-3.0%
Expected years until exercise	6.1-6.2	6.4-6.6	6.4-7.0
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$78	$149	$50
Operating expenses:
Selling, general and administrative	2,206	2,493	1,764
Research and development	55	59	74

	$2,339	$2,701	$1,888

In the fourth quarter of fiscal year 2012, we determined that the Adjusted EBITDA target, as it relates to the Performance Options granted during the year ended December 31, 2012, would not be met. As such $1.9 million of performance based stock option expense recorded through the first three quarters of 2012 was reversed in the fourth quarter of 2012. Additionally, we have not recognized expense for any of the options which have the potential to vest on Adjusted EBITDA for years 2013-2015, some of these targets have not yet been established and we are unable to assess the probability of achieving such targets.

In each of the periods presented above, for the options granted prior to 2012 we recognized stock-based compensation expense only for options granted to employees in the Time-Based Tranche, as the performance components of the Market Return and Enhanced Market Return Tranches are not deemed probable at this time.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Consolidated Statements of Operations.

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,487,085	$15.10	5.9	$10,221,968
Granted	2,904,267	$16.46
Exercised	(18,622)	$1.33
Forfeited or expired	(1,139,361)	$16.46

Outstanding at December 31, 2012	9,233,369	$15.39	6.3	$9,940,209

Exercisable at December 31, 2012	3,429,832	$13.58	3.9	$9,940,209

As of December 31, 2012, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return and Enhanced Market Return Tranches, was $0.7 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately two years. Compensation expense associated with the Market Return and Enhanced Market Return Tranches of options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15.	INCOME TAXES

DJO files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The components of loss from continuing operations before income tax benefit consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. operations	$(137,268)	$(283,137)	$(92,599)
Foreign operations	13,996	17,006	6,669

	$(123,272)	$(266,131)	$(85,930)

The income tax benefit consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income taxes:
U.S. Federal	$(1,205)	$(1,175)	$(305)
U.S. State	1,347	1,619	1,308
Foreign	6,330	6,019	4,429

Total current income taxes	6,472	6,463	5,432

Deferred income taxes:
U.S. Federal	(3,558)	(54,875)	(28,231)
U.S. State	(5,751)	(2,889)	(8,879)
Foreign	(2,067)	(1,243)	(2,577)

Total deferred income taxes	(11,376)	(59,007)	(39,687)

Total income tax benefit	$(4,904)	$(52,544)	$(34,255)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to loss before income tax and the income tax benefit recognized in the Consolidated Financial Statements is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Benefit derived by applying the U.S. Federal statutory income tax rate to loss before income taxes	$(43,145)	$(93,144)	$(30,075)
Add (deduct) the effect of:
State tax benefit, net	(4,275)	(5,315)	(2,594)
Change in state effective tax rates	(639)	—	(2,350)
Foreign Earnings Repatriation	3,199	—	—
Unrecognized tax benefits	(7,723)	(344)	706
Goodwill impairment	—	39,513	—
Prepaid Tax Asset Impairment	5,479	—	—
Valuation allowance	38,845	2,100	(470)
Foreign exchange gain	—	—	(37)
Permanent differences and other, net	3,355	4,646	565

	$(4,904)	$(52,544)	$(34,255)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$181,302	$149,142
Receivables reserve	23,077	22,689
Other	38,623	37,702

Gross deferred tax assets	243,002	209,533
Valuation allowance	(43,792)	(6,163)

Net deferred tax assets	199,210	203,370

Deferred tax liabilities:
Intangible assets	(384,586)	(392,113)
Foreign earnings repatriation	(13,978)	(12,024)
Other	(8,567)	(7,969)

Gross deferred tax liabilities	(407,131)	(412,106)

Net deferred tax liabilities	$(207,921)	$(208,736)

At December 31, 2012, we maintain federal and state net operating loss carryforwards of $473.6 million and $268.8 million respectively, which expire over a period of 1 to 20 years. Our European net operating loss carryforwards of $7.7 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2012 and 2011, we had gross deferred tax assets of $243.0 million, and $209.5 million, respectively, which we reduced by valuation allowances of $43.8 million, and $6.2 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax expense of $2.5 million, $1.5 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, for unrepatriated foreign earnings in those years.

We and our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The Internal Revenue Service (IRS) completed its field examination of the 2005 and 2006 tax years during the first half of 2010. As anticipated, the closing of the audit did not result in a material reduction to our unreserved net operating losses and did result in a reduction to our unrecognized tax benefits of approximately $7.8 million, primarily related to previously reserved transaction expenses, stock options, and other individually immaterial items upheld during the audit and appeals process.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$19,443	$17,659	$17,495
Additions based on tax positions related to current year	817	777	372
Additions for tax positions related to prior years	892	3,097	477
Reductions for tax positions of prior years	—	—	—
Reduction due to lapse of statute of limitations	(990)	(2,065)	(685)
Reductions for settlements of tax positions	(7,820)	(25)	—

Balance, end of year	$12,342	$19,443	$17,659

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $0.3 million of uncertain tax positions related to amortization of intangible assets and $0.5 million of unrecognized tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $4.8 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.3 million, $0.2 million and $0.6 million in the years ended December 31, 2012, 2011 and 2010, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2012 and 2011, we have $2.1 million and $2.4 million, respectively, accrued for interest and penalties.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2012, are as follows (in thousands):

Years Ending December 31,
2013	$13,072
2014	12,049
2015	10,333
2016	9,472
2017	5,239
Thereafter	16,932

$67,097

Rental expense under operating leases totaled $16.4 million, $14.3 million, and $12.0 million for the years ended December 31, 2012, 2011, and 2010 respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 45 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries has resulted in cartilage damage to the plaintiffs. Many of the lawsuits which have been filed in the past five years have named multiple pain pump manufacturers and distributors without having established which manufacturer manufactured or sold the pump in issue. In the past three years, we have been dismissed from approximately 400 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 75 pain pump lawsuits. Of these, we have settled approximately 45 cases in joint settlements involving our first manufacturer and we have settled approximately 30 cases involving our second manufacturer. As of December 31, 2012, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

Indemnity Claims Related to Pain Pump Claims

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

Pain Pump-Related HIPAA Subpoena

In August 2010, we were served with a subpoena under HIPAA seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena, which was issued by the United States Attorney’s Office for the Central District of California, refers to a criminal investigation by the DOJ and the FDA of Federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

Pain Pump Investigation—U.S. Attorney’s Office for the Western District of Missouri

In January 2012, we became aware of a civil investigation by the United States Attorney’s Office for the Western District of Missouri regarding the sale and marketing of pain pump devices by manufacturers and distributors. The investigation relates to whether manufacturers and distributors caused false claims to be filed with government payors as a result of alleged off-label promotion of the pain pumps. We deny that we improperly promoted the pain pump devices and believe that our marketing and sales activities were in compliance with applicable legal standards.

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints are not specific as to the nature of the injuries, but allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged and as of December 31, 2012, we cannot estimate a range of potential loss. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases are scheduled for trial commencing in July 2013. Discovery is proceeding on these bellwether cases. As of December 31, 2012, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

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

BGS Qui Tam Action

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 and May 2010 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. The case is proceeding to the discovery phase. The government has decided not to intervene in the case at this time. We can make no assurance as to the resources that will be needed to respond to this case or the final outcome of such action.

17.	RELATED PARTY TRANSACTIONS

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

All parties receiving an award of stock options, including all DJO directors who have been granted options, as well as all purchasers of common stock in the years ended December 31, 2012 and 2011, are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the years ended December 31, 2012, 2011 and 2010, we expensed $7.0 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Related Party Transactions

During the year ended December 31, 2012, in connection with the Exos acquisition (see Note 3), we paid $0.8 million of transaction and advisory fees to Blackstone Advisory Partners L.P., and BMP. During the year ended December 31, 2011, in connection with the Dr. Comfort acquisition (see Note 3), we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners L.P. These fees were recorded as components of Selling, general and administrative expense in the Consolidated Statement of Operations.

18.	SEGMENT AND GEOGRAPHIC INFORMATION

We provide a broad array of orthopedic rehabilitation and CMF products, as well as surgical implants to customers in the United States and abroad.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients.

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

•

CMF. Our CMF business unit sells our bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

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

	Year Ended December 31,
	2012	2011	2010
Net sales:
Bracing and Vascular	$441,256	$387,928	$311,620
Recovery Sciences	334,649	342,599	347,139
International	280,535	279,299	244,493
Surgical Implant	72,980	64,944	62,721

	$1,129,420	$1,074,770	$965,973

Gross profit:
Bracing and Vascular	$225,915	$203,217	$170,786
Recovery Sciences	253,340	258,920	265,196
International	155,266	161,142	143,562
Surgical Implant	54,658	46,860	46,031
Expenses not allocated to segments and eliminations	(3,679)	(13,507)	(4,872)

	$685,500	$656,632	$620,703

Operating income (loss):
Bracing and Vascular	$85,743	$75,095	$68,058
Recovery Sciences	92,346	93,394	117,656
International	54,227	57,501	56,356
Surgical Implant	8,016	4,323	7,121
Expenses not allocated to segments and eliminations	(147,414)	(322,578)	(161,311)

	$92,918	$(92,265)	$87,880

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$848,885	$795,471	$721,480
Other Europe, Middle East, and Africa	135,030	135,216	113,571
Germany	84,527	90,000	79,919
Australia and Asia Pacific	26,786	23,262	23,806
Canada	24,588	22,591	21,605
Latin America	9,604	8,230	5,592

	$1,129,420	$1,074,770	$965,973

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2012, 2011 and 2010, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2012	December 31, 2011
United States	$2,312,127	$2,353,410
International	144,960	153,351

	$2,457,087	$2,506,761

19.	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$278,947	$285,977	$273,986	$290,510
Gross profit	170,712	174,175	165,689	174,924
Operating income	21,869	28,361	22,529	20,159
Net loss	(29,043)	(19,922)	(22,535)	(46,868)
Net loss attributable to DJOFL	(29,354)	(20,198)	(22,562)	(47,036)

	Three months ended
	April 2, 2011	July 2, 2011	October 2, 2011	December 31, 2011
Net sales	$249,711	$277,786	$263,118	$284,155
Gross profit	156,555	166,696	155,655	177,726
Operating income (loss)	11,919	7,243	8,889	(120,316)
Net loss	(20,924)	(18,960)	(25,706)	(147,997)
Net loss attributable to DJOFL	(21,239)	(19,255)	(25,764)	(148,211)

20.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, jointly issued the 9.75% Notes, 7.75% Notes, 8.75% Notes and the 9.875% Notes. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

The 8.75% Notes are jointly and severally, fully and unconditionally guaranteed, on a senior secured basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 9.875% Notes and the 7.75% Notes are guaranteed jointly and severally and on an unsecured senior basis by the Guarantors. The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee the notes.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,176	$3,122	$14,919	$6	$31,223
Accounts receivable, net	—	129,588	37,154	—	166,742
Inventories, net	—	132,130	26,824	(2,639)	156,315
Deferred tax assets, net	—	33,102	181	—	33,283
Prepaid expenses and other current assets	160	14,513	2,985	415	18,073

Total current assets	13,336	312,455	82,063	(2,218)	405,636
Property and equipment, net	—	94,899	12,634	(498)	107,035
Goodwill	—	1,168,479	110,257	(29,431)	1,249,305
Intangible assets, net	—	1,035,066	20,465	—	1,055,531
Investment in subsidiaries	1,297,699	1,680,446	80,386	(3,058,531)	—
Intercompany receivables	1,093,618	—	—	(1,093,618)	—
Other assets	41,624	1,988	1,604	—	45,216

Total assets	$2,446,277	$4,293,333	$307,409	$(4,184,296)	$2,862,723

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$46,283	$9,147	$(1,136)	$54,294
Current portion of debt and capital lease obligations	8,858	—	—	—	8,858
Other current liabilities	31,511	68,413	25,017	352	125,293

Total current liabilities	40,369	114,696	34,164	(784)	188,445
Long-term debt and capital leases obligations	2,223,816	—	—	—	2,223,816
Deferred tax liabilities, net	—	234,332	6,870	—	241,202
Intercompany payables, net	—	861,014	131,558	(992,572)	—
Other long-term liabilities	—	22,917	1,933	—	24,850

Total liabilities	2,264,185	1,232,959	174,525	(993,356)	2,678,313
Noncontrolling interests	—	—	2,318	—	2,318
Total membership equity	182,092	3,060,374	130,566	(3,190,940)	182,092

Total liabilities and equity	$2,446,277	$4,293,333	$307,409	$(4,184,296)	$2,862,723

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$976,874	$265,137	$(112,591)	$1,129,420
Cost of sales (exclusive of amortization of intangible assets of $38,355)	—	392,397	178,659	(127,136)	443,920

Gross profit	—	584,477	86,478	14,545	685,500
Operating expenses:
Selling, general and administrative	—	377,073	82,988	4	460,065
Research and development	—	23,585	4,292	—	27,877
Amortization of intangible assets	—	93,038	4,205	—	97,243
Impairment of goodwill and intangible assets	—	—	7,397	—	7,397

	—	493,696	98,882	4	592,582

Operating income (loss)	—	90,781	(12,404)	14,541	92,918

Other income (expense):
Interest expense	(182,925)	—	(130)	—	(183,055)
Interest income	16	93	92	—	201
Loss on modification of debt	(36,889)	—	—	—	(36,889)
Other income, net	—	2,453	1,100	—	3,553
Intercompany (expense) income, net	—	(1,297)	10,584	(9,287)	—
Equity in income of subsidiaries, net	100,648	—	—	(100,648)	—

	(119,150)	1,249	11,646	(109,935)	(216,190)

(Loss) income before income taxes	(119,150)	92,030	(758)	(95,394)	(123,272)
Income tax benefit (provision)	—	8,333	(3,429)	—	4,904

Net (loss) income	(119,150)	100,363	(4,187)	(95,394)	(118,368)
Net income attributable to noncontrolling interests	—	—	(782)	—	(782)

Net (loss) income attributable to DJOFL	$(119,150)	$100,363	$(4,969)	$(95,394)	$(119,150)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(119,150)	$100,363	$(4,187)	$(95,394)	$(118,368)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,386	—	—	1,108	—	1,108

Other comprehensive income	—	—	1,108	—	1,108

Comprehensive (loss) income	(119,150)	100,363	(3,079)	(95,394)	(117,260)
Comprehensive income attributable to noncontrolling interests	—	—	(824)	—	(824)

Comprehensive loss attributable to DJO Finance LLC	$(119,150)	$100,363	$(3,903)	$(95,394)	$(118,084)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(119,150)	$100,363	$(4,187)	$(95,394)	$(118,368)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	25,529	5,049	(362)	30,216
Amortization of intangible assets	—	93,038	4,205	—	97,243
Amortization of debt issuance costs and non-cash interest expense	9,732	—	—	—	9,732
Stock-based compensation expense	—	2,339	—	—	2,339
Loss on disposal of assets, net	—	1,098	588	—	1,686
Impairment of goodwill and intangible assets	—	—	7,397	—	7,397
Deferred income benefit	—	(8,493)	(3,088)	—	(11,581)
Equity in (income) loss of subsidiaries, net	(100,648)	—	—	100,648	—
Provision for doubtful accounts and sales returns	—	21,889	337	—	22,226
Inventory reserves	—	5,895	455	—	6,350
Loss on modification and extinguishment of debt	36,889	—	—	—	36,889
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(26,380)	(3,110)	—	(29,490)
Inventories	—	(24,582)	9,270	(12,975)	(28,287)
Prepaid expenses and other assets	—	1,108	169	36	1,313
Accounts payable and other current liabilities	10,648	9,675	(5,420)	2,051	16,954

Net cash (used in) provided by operating activities	(162,529)	201,479	11,665	(5,996)	44,619

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(29,909)	—	—	(29,909)
Purchases of property and equipment	—	(27,929)	(5,008)	(13)	(32,950)
Other investing activities, net	—	(1,106)	—	—	(1,106)

Net cash used in investing activities	—	(58,944)	(5,008)	(13)	(63,965)

Cash Flows From Financing Activities:
Intercompany	149,292	(141,153)	(14,153)	6,014	—
Proceeds from issuance of debt	1,342,450	—	—	—	1,342,450
Repayments of debt and capital lease obligations	(1,276,007)	(38)	—	—	(1,276,045)
Payment of debt issuance, modification and extinguishment costs	(55,827)	—	—	—	(55,827)
Investment by parent	2,000	—	—	—	2,000
Exercise of indirect parent stock options	24	—	—	—	24
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(649)	—	(649)

Net cash provided by (used in) financing activities	161,932	(141,191)	(14,802)	6,014	11,953
Effect of exchange rate changes on cash and cash equivalents	—	—	447	—	447

Net (decrease) increase in cash and cash equivalents	(597)	1,344	(7,698)	5	(6,946)
Cash and cash equivalents, beginning of year	13,773	1,778	22,617	1	38,169

Cash and cash equivalents, end of year	$13,176	$3,122	$14,919	$6	$31,223

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

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$893,036	$263,908	$(82,174)	$1,074,770
Cost of sales (exclusive of amortization of intangible assets of $38,668)	—	360,601	168,307	(110,770)	418,138

Gross profit	—	532,435	95,601	28,596	656,632
Operating expenses:
Selling, general and administrative	—	394,588	92,496	—	487,084
Research and development	—	23,050	3,800	—	26,850
Amortization of intangible assets	—	89,637	4,320	—	93,957
Impairment of goodwill and intangible assets	—	141,006	—	—	141,006

	—	648,281	100,616	—	748,897

Operating (loss) income	—	(115,846)	(5,015)	28,596	(92,265)

Other (expense) income:
Interest expense	(169,117)	(22)	(193)	—	(169,332)
Interest income	14	127	204	—	345
Loss on modification of debt	(2,065)	—	—	—	(2,065)
Other income (expense), net	—	986	(3,745)	(55)	(2,814)
Intercompany income (expense), net	10,625	18,126	(18,381)	(10,370)	—
Equity in loss of subsidiaries, net	(53,926)	—	—	53,926	—

	(214,469)	19,217	(22,115)	43,501	(173,866)

(Loss) income before income taxes	(214,469)	(96,629)	(27,130)	72,097	(266,131)
Income tax benefit (provision)	—	57,173	4,775	(146)	52,544

Net (loss) income	(214,469)	(39,456)	(31,905)	72,243	(213,587)
Net income attributable to noncontrolling interests	—	—	(882)	—	(882)

Net (loss) income attributable to DJOFL	$(214,469)	$(39,456)	$(32,787)	$72,243	$(214,469)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(214,469)	$(39,456)	$(31,905)	$72,243	$(213,587)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $1,681	—	—	(1,896)	—	(1,896)
Unrealized loss on cash flow hedges, net of tax benefit of $175	(272)	—	—	—	(272)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax provision of $2,773	4,381	—	—	—	4,381

Other comprehensive income (loss)	4,109	—	(1,896)	—	2,213

Comprehensive (loss) income	(210,360)	(39,456)	(33,801)	72,243	(211,374)
Comprehensive income attributable to noncontrolling interests	—	—	(829)	—	(829)

Comprehensive (loss) income attributable to DJO Finance LLC	$(210,360)	$(39,456)	$(34,630)	$72,243	$(212,203)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(214,469)	$(39,456)	$(31,905)	$72,243	$(213,587)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	23,231	5,083	(1,020)	27,294
Amortization of intangible assets	—	89,637	4,320	—	93,957
Amortization of debt issuance costs and non-cash interest expense	8,476	—	—	—	8,476
Stock-based compensation expense	—	2,701	—	—	2,701
Loss on disposal of assets, net	—	7,434	438	(3,487)	4,385
Impairment of goodwill and intangible assets	—	141,006	—	—	141,006
Deferred income tax (benefit) expense	(2,599)	(56,651)	(1,224)	(146)	(60,620)
Equity in loss of subsidiaries, net	53,926	—	—	(53,926)	—
Provision for doubtful accounts and sales returns	—	31,000	673	—	31,673
Inventory reserves	—	6,798	908	—	7,706
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(30,398)	(1,833)	—	(32,231)
Inventories	—	(7,631)	6,402	(11,961)	(13,190)
Prepaid expenses and other assets	(17)	7,351	(1,090)	2,191	8,435
Accounts payable and other current liabilities	5,336	3,877	13,062	(4,675)	17,602

Net cash (used in) provided by operating activities	(149,347)	178,899	(5,166)	(781)	23,605

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(33,673)	(5,536)	(188)	(39,397)
Other investing activities, net	—	(1,603)	7	—	(1,596)

Net cash used in investing activities	—	(352,945)	(5,529)	(188)	(358,662)
	—
Cash Flows From Financing Activities:
Intercompany	(191,181)	177,245	12,966	970	—
Proceeds from issuance of debt	439,000	—	—	—	439,000
Repayments of debt and capital lease obligations	(96,782)	(42)	(2)	—	(96,826)
Payment of debt issuance, modification and extinguishment costs	(7,694)	—	—	—	(7,694)
Investment by parent	3,176	—	—	—	3,176
Cancellation of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,366)	—	(1,366)

Net cash provided by financing activities	146,519	175,203	11,598	970	334,290
Effect of exchange rate changes on cash and cash equivalents	—	—	804	—	804

Net (decrease) increase in cash and cash equivalents	(2,828)	1,157	1,707	1	37
Cash and cash equivalents, beginning of year	16,601	621	20,910	—	38,132

Cash and cash equivalents, end of year	$13,773	$1,778	$22,617	$1	$38,169

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

Other (expense) income:
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

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(52,532)	$88,022	$6,217	$(93,382)	$(51,675)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $942	—	—	(5,435)	—	(5,435)
Unrealized loss on cash flow hedges, net of tax benefit of $2,965	(4,708)	—	—	—	(4,708)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax provision of $4,764	7,448	—	—	—	7,448

Other comprehensive income (loss)	2,740	—	(5,435)	—	(2,695)

Comprehensive (loss) income	(49,792)	88,022	782	(93,382)	(54,370)
Comprehensive income attributable to noncontrolling interests	—	—	(728)	—	(728)

Comprehensive (loss) income attributable to DJO Finance LLC	$(49,792)	$88,022	$54	$(93,382)	$(55,098)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(52,532)	$88,022	$6,217	$(93,382)	$(51,675)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	21,403	4,713	(120)	25,996
Amortization of intangible assets	—	73,560	3,963	—	77,523
Amortization of debt issuance costs and non-cash interest expense	13,272	—	—	—	13,272
Stock-based compensation expense	—	1,888	—	—	1,888
Loss on disposal of assets, net	—	1,918	551	(402)	2,067
Deferred income tax (benefit) expense	—	(85,634)	45,947	—	(39,687)
Equity in income of subsidiaries, net	(46,981)	—	—	46,981	—
Provision for doubtful accounts and sales returns	—	31,918	1,159	—	33,077
Inventory reserves	—	5,890	706	—	6,596
Loss on modification and extinguishment of debt	19,798	—	—	—	19,798
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(31,619)	(1,486)	—	(33,105)
Inventories	—	(4,081)	(7,449)	(2,378)	(13,908)
Prepaid expenses and other assets	—	25,457	(30,294)	—	(4,837)
Accounts payable and other current liabilities	(12,653)	101	1,141	—	(11,411)

Net cash (used in) provided by operating activities	(79,096)	128,823	25,168	(49,301)	25,594

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(26,111)	(4,233)	3,097	(27,247)
Cash paid in connection with acquisitions, net of cash acquired	—	(2,045)	—	—	(2,045)
Other investing activities, net	—	1,180	(2,083)	—	(903)

Net cash (used in) provided by investing activities	—	(26,976)	(6,316)	3,097	(30,195)

Cash Flows From Financing Activities:
Intercompany	85,871	(102,826)	(29,249)	46,204	—
Proceeds from issuance of debt	447,000	—	130	—	447,130
Repayments of debt and capital lease obligations	(433,891)	(17,278)	13,802	—	(437,367)
Payment of debt issuance, modification and extinguishment costs	(10,282)	—	—	—	(10,282)
Investment by parent	—	1,489	—	—	1,489
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(557)	—	(557)

Net cash provided by (used in) financing activities	88,698	(118,615)	(15,874)	46,204	413
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,291)	—	(2,291)

Net increase (decrease) in cash and cash equivalents	9,602	(16,768)	687	—	(6,479)
Cash and cash equivalents, beginning of year	6,999	17,389	20,223	—	44,611

Cash and cash equivalents, end of year	$16,601	$621	$20,910	$—	$38,132

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2012, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

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

Although DJOFL is the Registrant filing this Annual Report, the Board of Directors of DJO, DJOFL’s indirect parent, acts as the governing body of DJOFL’s businesses. The following table sets forth information about the directors and executive officers of DJO. The executive officers of DJO are also the executive officers of DJOFL.

Name	Age	Position
Michael P. Mogul	48	President, Chief Executive Officer and Director; Manager of DJOFL
Vickie L. Capps	51	Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL
Donald M. Roberts	64	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Thomas A. Capizzi	54	Executive Vice President, Global Human Resources
Stephen J. Murphy	48	Executive Vice President, International Commercial Businesses
Gerry McDonnell	48	Executive Vice President, Global Quality and Operations
Steven Ingel	48	President, Global Bracing and Supports
Bjorn Lenander	51	President, Global Recovery Sciences
Mike S. Zafirovski	59	Chairman of the Board
Sidney Braginsky	75	Director
John Chiminski	49	Director
Julia Kahr	34	Director
James R. (Ron) Lawson	68	Director
John R. Murphy	62	Director
James Quella	63	Director

Michael P. Mogul—President, Chief Executive Officer and Director. Mr. Mogul was appointed President, Chief Executive Officer and Director of DJO and Manager of DJOFL in June 2011. Prior to joining DJO, Mr. Mogul served as President and subsequently Group President of Orthopaedics for Stryker Corp. from 2005 until his transition to DJO in 2011. Prior to that, he served as Managing Director of Stryker Germany, Austria and Switzerland, where he led the rebuilding of those organizations following the Howmedica acquisition. From 1994 to 2000, he served as Vice President, Sales for the Osteonics Division of Stryker, where he led the successful integration of the U.S. Osteonics and Howmedica sales teams. Mr. Mogul served as General Manager of the Osteonics Instrument Business Unit, Assistant to the Chairman and Regional Sales Manager of Stryker Instruments. He joined Stryker in 1989 as Sales Representative for Stryker Instruments after starting his career in 1986 as an Account Manager for NCR Corp. Mr. Mogul received a Bachelor of Science Degree from the University of Colorado and attended the Advanced Management Program at the Harvard Business School.

Vickie L. Capps—Executive Vice President, Chief Financial Officer and Treasurer. Ms. Capps was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and DJOFL in November 2007 at the time of the acquisition of DJO Opco Holdings, Inc. (DJO Opco) by DJO (formerly ReAble Therapeutics, Inc.) (the DJO Merger). Ms. Capps became one of DJOFL’s managers in 2010. Prior to the DJO Merger, Ms. Capps served as the Executive Vice President, Chief Financial Officer and Treasurer of DJO Incorporated since July 2002. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University. Ms Capps served on the board of directors and was a member of the audit committee and chairperson of the nominating and governance committee of SenoRx, Inc., a publicly traded medical device company, until the company was sold in July, 2010.

Donald M. Roberts—Executive Vice President, General Counsel and Secretary. Mr. Roberts was appointed Executive Vice President, General Counsel and Secretary of DJO and DJOFL as of the effective date of the DJO Merger. Mr. Roberts became one of DJOFL’s managers in 2010. Prior to the DJO Merger, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of DJO Opco since December 2002. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Prior to that, he was with the Los Angeles—based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

Thomas A. Capizzi—Executive Vice President, Global Human Resources. Mr. Capizzi was appointed Executive Vice President, Global Human Resources of DJO and DJOFL as of the effective date of the DJO Merger. Prior to the DJO Merger, Mr. Capizzi served as Senior Vice President, Human Resources of DJO Opco since July 2007. From 2001 to July 2007, Mr. Capizzi served as Vice President, Worldwide Human Resources & Administration for Magellan GPS, a consumer electronics company. Previous to that, from 1999 to 2001, he was Vice President, HR, Chief Administrative Officer for PCTEL a publicly held Telecommunications and Modem Technology Company. From 1997 to 1999 he served as Corporate Vice President, Human Resources for McKesson, a Medical Distribution and Pharmaceutical Solution company. Mr. Capizzi has held various other Human Resources Management positions in companies such as Charles Schwab, Genentech, PepsiCo and The Hertz Corporation. Mr. Capizzi brings well over 25 years of human resources experience to DJO. Mr. Capizzi received his undergraduate degree in Psychology and Philosophy from Cathedral College/St. John’s University and his post graduate work in Organizational Development from the New School.

Gerry McDonnell—Executive Vice President, Global Quality and Operations. Mr. McDonnell joined DJO and was appointed Executive Vice President, Global Quality and Operations of DJO and DJOFL on March 1, 2012. Mr. McDonnell joined DJO from Stryker where he held the position of Vice President, Managing Director for Stryker Ireland as well as the position of Vice President & General Manager for Stryker Orthopaedics Ireland between November 2007 and February 2012. Mr. McDonnell initially qualified as an Industrial Engineer through the College of Management in Limerick, Ireland and he holds a Masters Degree in change management through Trinity College Dublin, Ireland. Previous to his Stryker experience Mr. McDonnell worked for other organizations such as Nortel, Apple and AST Computers/Samsung in various GM, operational, engineering and supply chain roles.

Steven Ingel—President, Global Bracing and Supports. Mr. Ingel was appointed President, Global Bracing & Supports of DJO and DJOFL, in October 2011. Prior to October of 2011, Mr. Ingel served as Senior Vice President of Sales & Marketing, Domestic Bracing & Supports of DJO since the DJO Merger and before that in various domestic positions with DJO Incorporated since August 2001. Prior to this, Mr. Ingel served in similar positions with DonJoy, LLC, since June 1999 and served in various domestic sales and marketing positions since 1994 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the domestic Procare business and later for the combination of national accounts and Procare. Mr. Ingel began his career in 1987 as the owner and manager of a medical device distribution business, located in Los Angeles County, and primarily focused in the orthopedic rehabilitation and instrumentation space. Mr. Ingel received a Bachelor of Science Degree in Finance and Marketing from the California State University, Northridge.

Bjorn Lenander—President, Global Recovery Sciences. Mr. Lenander was appointed President, Global Recovery Sciences of DJO and DJOFL in May 2012. Prior to May 2012, Mr. Lenander served as Senior Vice President, Export Division of DJO since August 2009 and before that he served in various international positions with DJO since November 2007. Prior to this, Mr. Lenander served as Division President of the Cefar-Compex Division within DJO since November 2006. He joined Cefar AB, a leading European manufacturer of electro stimulation devices, as CEO in January 2006. Mr. Lenander served as Area Sales Director of Cardo Industrial

Doors, from 2003 and Division President within Trelleborg AB, a leading manufacturer of industrial polymer systems, from 1995. He received a Master of Science in Engineering in 1987 from The Royal Institute of Technology in Stockholm, Sweden.

Stephen J. Murphy—Executive Vice President, International Commercial Business. Mr. Murphy was appointed Executive Vice President, International Commercial Business of DJO in September 2009. Prior to September 2009, Mr. Murphy served as Senior Vice President, International Sales and Marketing of DJO since the DJO Merger and before that in various international positions with DJO Opco since August 2001. Prior to this, Mr. Murphy served in similar positions with DonJoy, LLC, since June 1999 and served in various international sales and marketing positions since 1992 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the Medical Business of Smith & Nephew in Ireland and later for the international business of the Smith &Nephew Homecraft Rehabilitation business, based in England. Mr. Murphy began his career as an accountant with Smith & Nephew Ireland in 1991. He is a Chartered Management Accountant and completed his studies at the Accountancy and Business College in Dublin in 1991.

Mike S. Zafirovski—Chairman of the Board. Mr. Zafirovski became one of DJO’s directors and was named as non-executive Chairman of the Board of DJO in January 2012. Mr. Zafirovski is currently a Senior Advisor to The Blackstone Group, L.P., an affiliate of DJO’s primary shareholder. He served as Director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009. Previously, Mr. Zafirovski was Director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to, and a director, of Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas Mr. Zafirovski’s last position at General Electric was as President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski also serves on the boards of the Boeing Company, Apria Healthcare Group Inc. and Stericycle, Inc. He serves on the Boeing Compensation and Governance and Nominating Committees and the Stericycle Compensation Committee.

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

John Chiminski—Director. Mr. Chiminski became one of DJO’s directors in March 2012. Mr. Chiminski currently serves as President and Chief Executive Officer of Catalent Pharma Solutions. From 2007 until March 2009 when he joined Catalent Pharma Solutions, Mr. Chiminski served as President and Chief Executive Officer of GE Medical Diagnostics, a global business with sales of $1.9 billion. From 2005 to 2007, he served as Vice President and General Manager of GE Healthcare’s Global Magnetic Resonance Business, and from 2001 to 2005, Mr. Chiminski served as Vice President and General Manager of Global Healthcare Services. Mr. Chiminski holds a B.S. from Michigan State University and an M.S. from Purdue University, both in electrical engineering, as well as a Master in Management degree from the Kellogg School of Management at Northwestern University. He is on the Board of Trustees for HealthCare Institute of New Jersey.

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

James R. Lawson—Director. Mr. Lawson became one of DJO’s directors in September 2012. Mr. Lawson has over 35 years of experience in the orthopedic medical device industry. He is currently Chairman of the Board of IMDS, an orthopedic contract manufacturing and innovation company, a member of the Health Care Advisory Board of Arsenal Capital Partners and a member of the board of directors of Cold Plasma Medical Technologies, a startup company specializing in the field of plasma medicine. Mr. Lawson has served in several senior management positions, including as Senior Vice President of Howmedica’s Worldwide Sales and Customer Service (prior to its acquisition by Stryker Corporation) and at Stryker as Senior Vice President of Sales, Marketing and Product Development, President EMEA, and Group President, International and Global Orthopedics. Mr. Lawson has also been involved as an entrepreneur in several privately held businesses. Mr. Lawson retired from Stryker in 2007 and in 2008 he formed Lawson Group LLC which provides strategic consulting services specializing in the orthopedic medical technology field.

John R. Murphy—Director. Mr. Murphy became one of DJO’s directors and was named as Chairman of the Audit Committee in January 2012. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc. He was Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation from 2009 to 2010, and prior thereto from 1998 to 2008 he served in various senior management roles, including Chief Financial Officer and Chief Operating Officer and ending as President and Chief Executive Officer of Accuride Corporation. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009, and emerged in 2010. In February 2012, Mr. Murphy was elected as a director and Audit Committee Chairman of Summit Materials, LLC. In addition, since January 2013, Mr. Murphy has been serving as the interim Chief Financial Officer of Summit Materials, LLC. Within the past five years, Mr. Murphy served as director and audit committee member of Graham Packaging.

James Quella—Director. Mr. Quella became one of DJO’s directors in September 2012. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of The Blackstone Group, LP. Affiliates of The Blackstone Group, LP own substantially all of the capital stock of DJO. Prior to joining The Blackstone Group, LP in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners and CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella has been a member of various company boards and currently serves as a director of Catalent, Freescale Semiconductor and Michaels Stores and is a member of the Audit Committee of Michaels Stores.

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 98% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board of Directors to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board of Directors considered the following important characteristics: (i) Ms. Kahr and Mr. Quella are representatives appointed by The Blackstone Group L.P., an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) Our Chief Executive Officer has extensive experience in the orthopedic device industry and in executive management, (iii) Our Chairman of the Board has significant experience as a CEO, COO and other senior management positions with large multi-national companies; and (iv) Our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries. Specifically, Mr. Zafirovski brings extensive financial management and board experience; Mr. Murphy is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience in various senior financial management and board positions; Mr. Braginsky brings both financial and management experience in a diverse range of businesses, as well as audit and board service; Mr. Chiminski has served in numerous senior management roles with medical device and pharmaceutical companies; and Mr. Lawson has over 35 years of senior management and board of directors experience in the orthopedic medical device industry.

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

Board Leadership Structure. Chinh Chu, as a representative of Blackstone, served as Chairman of the Board from January 2009 until the appointment of Leslie Cross as Chairman upon his retirement as CEO in June 2011. Mr. Cross served as Chairman until December 30, 2011. Effective January 5, 2012, the Board of Directors elected Mr. Zafirovski as a member of the Board and as non-executive Chairman of the Board. The Chief Executive Officer position is and will remain separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate for a company of the size and nature of DJO.

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

Audit Committee. Our Audit Committee currently consists of three appointed Directors, Mr. Murphy (Chairman), Mr. Braginsky and Ms. Kahr. As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Messrs. Murphy and Braginsky each meet the definition of an independent director under the Rules of the New York Stock Exchange. Our Board of Directors has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board of Directors also believes that the other members of the Audit Committee have requisite levels of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee. The Compensation Committee of the DJO Board currently consists of two appointed Directors, Ms. Kahr and Mr. Quella. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

Code of Ethics. Our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers, including our principal accounting officer, are available, free of charge, on the Company’s website at www.DJOglobal.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the SEC rules on our website within the required time period. We will also provide copies of these documents, free of charge, to any security holder upon written request to: Investor Relations, DJO Global, Inc., 1430 Decision Street, Vista, California 92081-8553.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the objectives of our Executive Compensation Program and the material elements of compensation for our executive officers identified under Item 11. “Executive Compensation—Summary Compensation Table” (the Named Executive Officers or NEOs), along with the role of the Compensation Committee of the DJO Board of Directors (the Compensation Committee) in reviewing and making decisions regarding our executive compensation program.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (CEO) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock option plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met six times during 2012. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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

•

Annual and quarterly cash incentive compensation (performance-based bonuses, with bonus of up to 70% of base salary for the executive officers (other than the CEO) for achieving target goals and with a supplemental bonus of up to the same percentage of base salary for achieving enhanced goals and a target bonus of 100% of base salary for the CEO with a supplemental bonus for achieving enhanced goals of up to 50% of his base salary),

•	Equity-based awards (stock options), and

•	Retention and severance agreements where appropriate.

Base Salary.

Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries, the nature of the position, the contribution and experience of the officers and their length of service. In connection with the hiring of Mr. Mogul as CEO in June 2011, we entered into an employment agreement with Mr. Mogul which provides for payment of an annual base salary of $750,000. Mr. Mogul’s salary level was arrived at through negotiation between representatives of DJO’s principal shareholder and Mr. Mogul. See “Employment Agreement with CEO” below.

Except for salary increases to reflect the promotion of Messrs. Ingel and Lenander to executive officers in 2012, no adjustments were made to the base salaries of the executive officers in 2012. On February 1, 2013, the Compensation Committee approved a 3% increase, effective April 1, 2013, in the base salaries for Ms. Capps and Messrs. Roberts, Capizzi, McDonnell and Murphy. Messrs. Ingel and Lenander received a 2% increase in light of their promotion-related salary increases earlier in 2012. No salary increase was made for Mr. Mogul whose base salary level is addressed in his Employment Agreement.

Annual and Quarterly Cash Incentive Compensation.

Performance-based cash incentive compensation is provided to motivate our executive officers each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past five years, the Compensation Committee has adopted annual bonus plans which have several basic features which have carried over from year to year, with some modifications and the establishment of specific financial targets for each year.

On January 6, 2012, the Compensation Committee approved the management incentive bonus plan for 2012 (2012 Bonus Plan) for the executive officers of the Company other than the CEO. Under the 2012 Bonus Plan, each Named Executive Officer (other than the CEO) had an opportunity to earn up to 70% of such executive’s annual base salary as a target bonus (Target Bonus). As with the 2011 Bonus Plan, 50% of the Target Bonus was based on the Company’s full-year performance and 50% on the Company’s quarterly performance, with each quarter representing 25% of the total quarterly bonus opportunity. In addition, 50% of each quarterly and annual

Target Bonus opportunity was based on meeting the Company’s revenue targets and 50% of each quarterly and annual Target Bonus opportunity was based on meeting the Company’s Adjusted EBITDA targets. A minimum bonus of 25% of the Target Bonus could be earned if the Company’s financial performance fell short of the applicable financial targets by 2.8% for revenue and 2.9% for Adjusted EBITDA. As with prior bonus plans, the 2012 Plan provided for a Supplemental Bonus based on full year performance pursuant to which the executive officers could have earned an additional bonus of up to 100% of their applicable Target Bonus if the Company’s financial performance exceeded the applicable target by up to 2.8% for revenue and up to 2.9% for Adjusted EBITDA. As with prior bonus plans, the effects of foreign currency translation were excluded from the financial calculations under the 2012 Bonus Plan. See definition of “Adjusted EBITIDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Revenue and Adjusted EBITDA were selected as performance metrics for the 2012 Bonus Plan to reflect the Compensation Committee’s desire to focus management on growth in revenue and Adjusted EBITDA. In establishing the specific financial performance goals for the 2012 Bonus Plan, the Compensation Committee set the annual revenue and Adjusted EBITDA targets to reflect growth over 2011 of 4.8% and 5.5%, respectively. As a result of the Company’s financial performance in 2012, full quarterly bonuses were earned on the revenue component for each of the four quarters, and partial quarterly bonuses of 100.0%, 30.0%, and 31.7%, respectively, were earned for the first three quarters on the Adjusted EBITDA component. For the annual bonus, 100% was earned on the revenue component, 6.8% was earned on the revenue component of the Supplemental Bonus, and a partial annual bonus of 26.7% was earned on the Adjusted EBITDA component.

The Compensation Committee selected revenue and Adjusted EBITDA as the relevant company-wide performance criteria for the bonus plans because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2012 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities, excluding forward cost savings as determined by the Board of Directors.

In addition to the other compensation terms described below, Mr. Mogul’s Employment Agreement provides that for each full fiscal year during the term of his Employment Agreement beginning in 2012, Mr. Mogul is eligible to earn an annual target bonus of 100% of his base salary based on achievement of the same quarterly and annual revenue and Adjusted EBITDA targets as are established each year for the Company’s management incentive bonus plan. Mr. Mogul is also eligible for an additional annual bonus of up to 50% of his base salary upon achievement of the same performance criteria for the Supplemental Bonus.

Pursuant to action taken on February 20, 2013, the Compensation Committee approved the management incentive bonus plan for 2013 (2013 Bonus Plan) for the executive officers. The terms of the 2013 Plan are the same as the 2012 Plan, with the specific revenue and Adjusted EBITDA targets tied to the Board-approved 2013 Business Plan.

Equity Compensation Awards.

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2012, options for a total of 9,233,369 shares are outstanding.

In February 2008, we granted options for a total of 20,000, 400,243 and 177,886 shares, respectively (2008 Options) under the 2007 Plan to Mr. Ingel, Ms. Capps, and Mr. Murphy. The 2008 Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. The 2008 options vest in accordance with the following schedule: (a) one-third of each stock option grant (Time-Based Tranche) vested in increments of one-fifth at the end of each calendar year after the grant date and are now fully vested, (b) one-third of each stock option grant vests upon achievement by Blackstone of a minimum return of money on invested capital (MOIC) of 2.25 following the sale of all or a portion of its shares of DJO capital stock (the Market Return Tranche) and (c) one-third of each stock option grant vests upon achievement of a MOIC of 2.5 by Blackstone following the sale of all or a portion of its shares of DJO capital stock (the Enhanced Market Return Tranche). The MOIC conditions are required to be achieved or none of the options in the Market Return or the Enhanced Market Return Tranche will vest. Prior to an amendment to the vesting terms of these options in 2010, a portion of the 2008 and 2009 installments in what is currently referred to as the Market Return Tranche vested based on achievement of established financial metrics.

In March 2009, we granted options for 22,114 shares under the 2007 Plan to Mr. Murphy (2009 Options). These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. As with the 2008 Options, one-third of each option grant consists of a five year vesting Time-Based Tranche, a Market Return Tranche and an Enhanced Market Return Tranche. As with the 2008 Options, the 2009 portion of the Market Return Tranche vested under prior vesting requirements in effect in 2009.

In connection with the hiring of Mr. Mogul as CEO in June 2011, we granted options to Mr. Mogul to purchase 800,000 shares under the 2007 Plan. The options were granted at an exercise price of $16.46. One-third of these options will vest in equal annual installments over four years, contingent on Mr. Mogul’s continued employment through each vesting date. The other two-thirds of the stock options will vest based upon Blackstone achieving the same minimum MOIC levels included in the outstanding options described above.

2012 Amendments to Plan and Option Grants. On February 16, 2012, DJO’s Board and majority shareholder approved an amendment to the 2007 Plan to increase the number of shares of DJO common stock available for award under the 2007 Plan by 2,650,000 (from 7,925,529 to 10,575,529). On February 16, 2012, the Compensation Committee approved the grant of options under the 2007 Plan to key members of management, including a grant of 100,000 options to Ms. Capps and Mr. Murphy and a grant of 40,000 options to Mr. Ingel. These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. Subject to the amendments described below, these options will vest in four equal installments for 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board of Directors. In the event that Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not vest for such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA achieved over such four period equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In the event that Blackstone meets its 2.25x MOIC target during the four year vesting period under the options, any unvested installments from prior years and all installments for future years shall thereupon vest. Because the Company did not meet the Annual EBITDA target for 2012, the 2012 vesting installment did not vest as of December 31, 2012.

On March 22, 2012, in connection with the hiring of Mr. McDonnell as Executive Vice President, Global Quality and Operations, the Compensation Committee approved the grant to Mr. McDonnell of options to purchase 200,000 shares under the 2007 Plan. Subject to the 2013 amendments described below, these options have the same terms as the options granted on February 16, 2012. On July 31, 2012, in connection with the promotion of Mr. Ingel to President, Global Bracing and Supports, the Compensation Committee approved the grant to Mr. Ingel of options to purchase 125,000 shares under the 2007 Plan. Subject to the 2013 amendments described below, these options also have the same terms as the options granted on February 16, 2012.

2013 Amendments to 2012 Option Grants. On February 20, 2013, the Compensation Committee approved amendments to the options granted in 2012. These amendments include: 1) an amendment to the vesting provisions of all 2012 option awards to provide that the 2012 vesting installment which did not vest based on the 2012 Adjusted EBITDA performance goal may vest if an enhanced 2013 Adjusted EBITDA target is achieved; and 2) an amendment to only those options awarded to employees hired in 2012 (including Mr. McDonnell) to convert one-third of such options into a time-based vesting component which vests in increments of one-fifth at the end of each year after the original date of grant of such options if the optionee remains employed with us or any of our subsidiaries as of such vesting date.

Change in Control Provisions in Option Awards. All options granted under the 2007 Plan prior to 2012 contain change-in-control provisions that cause the options in the Time-Based Tranche to become immediately vested and exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. These change-in-control provisions will not result in accelerated vesting of the Market Return Tranche or the Enhanced Market Return Tranche, the vesting of which require the achievement of the MOIC target following a liquidation by Blackstone of all or a portion of its equity investment in DJO. Except for the time-based vesting component of the amended 2012 Options, the options granted in 2012 would only vest on a change in control if Blackstone meets its 2.25x MOIC target as a result of such change in control.

Management Rollover Options. In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options. On December 14, 2012, Mr. Murphy exercised a Rollover Option resulting in his purchase of 11,448 shares of common stock for $1.33 per share.

Employment Agreement with CEO.

On May 31, 2011, we entered into an Employment Agreement with Mr. Mogul, pursuant to which he is entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary with a maximum bonus of 150% of his base salary, contingent on his achieving target and maximum performance objectives established by the Company’s Board of Directors. One-half of his bonus can be earned and paid quarterly based on the Company’s achievement of the established quarterly financial results and the remaining one-half of the target bonus, plus any supplemental bonus, can be paid annually based on the Company’s overall financial results for the year. For the 2011 fiscal year, Mr. Mogul’s annual bonus was set at $652,000 in lieu of the foregoing formulaic bonus. The Employment Agreement has a four year term, with automatic one-year extensions unless prior notice of termination is given by either party. Following a termination without cause (as defined in the Employment Agreement), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his Target Bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months. The Employment Agreement contains a covenant not to compete during the term of the agreement and for 18 months after termination of the agreement. The Employment Agreement also provided that contingent on Mr. Mogul’s purchase of $2,600,000 in shares of DJO’s common stock at fair market value, the Company would award Mr. Mogul 60,753 restricted shares or restricted share units. Mr. Mogul consummated the purchase of $2,600,000 in DJO shares in 2011 and elected to receive the 60,753 restricted shares. Fifty percent of the restricted shares vested on June 13, 2012 and 50% will vest on June 13, 2013, contingent on his continued employment through the applicable vesting date.

Retention and Severance Agreements

2011 Retention and Severance Agreements. On February 25, 2011, the Compensation Committee approved forms of retention bonus (2011 Retention Agreement) and severance agreements (2011 Severance Agreement) for the then executive officers, which included Ms. Capps and Mr. Murphy. The Compensation Committee felt that the assurances offered by these arrangements were necessary in light of the uncertainty surrounding the retirement in 2011 of the Company’s former CEO and the search for a new CEO.

The 2011 Retention Agreements provided for payment of a cash bonus (the Retention Amount), subject to certain time and performance conditions described herein. The total Retention Amount was $500,000 for Ms. Capps and $250,000 for Mr. Murphy. The 2011 Retention Agreements provided that sixty-five percent (65%) of the executive’s applicable Retention Amount would be paid to the executive on the first payroll date after January 31, 2012 if the executive had been continuously employed by the Company through that date, or would be paid upon the earlier termination of the executive’s employment due to death, disability or termination without cause (as defined in the retention agreement). This portion was paid to Ms. Capps and Mr. Murphy on February 10, 2012. The remaining 35% of the Retention Amount was payable as follows: (a) 17.5% of the Retention Amount would be paid to the executive if the executive was employed through January 31, 2012 and the Company achieved the revenue target for 2011 under the 2011 Bonus Plan as originally adopted, and (b) 17.5% of the Retention Amount would be paid to the executive if the executive was employed through January 31, 2012 and the Company achieved the Adjusted EBITDA target for 2011 under the 2011 Bonus Plan as originally adopted. In addition to payment of the 65% portion of the retention bonus, as a result of the Company’s 2011 financial performance, the following additional amounts were paid in February 2012 to the following executives: Ms. Capps $87,500, and Mr. Murphy $43,750.

The 2011 Severance Agreements which Ms. Capps and Mr. Murphy entered into in 2011 provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid certain amounts as described below in “Potential Payments Upon Termination or Change-in-Control.”

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

Compensation Committee Report

The Compensation Committee of the DJO Board of Directors oversees our company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report. Based upon the review and discussions referred to above, the Compensation Committee recommended to the DJO Board that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee:

Julia Kahr

James Quella

Summary Compensation Table

The following table sets forth summary information about the compensation during 2012, 2011, and 2010 for services rendered in all capacities by our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus (2) ($)		Stock Awards ($)		Option Awards (5) ($)		Non-Equity Incentive Plan Compensation (7) ($)	All Other Compensation (10) ($)	Total ($)
Michael P. Mogul (1)	2012	750,000	—		$—		—		526,326	8,750	1,285,076
President, Chief Executive	2011	418,269	652,000	(3)	999,995	(4)	1,662,775	(6)	—	259,352	3,992,391
Officer and Director

Vickie L. Capps	2012	472,500	325,000		—		609,000		319,610	13,084	1,739,194
Executive Vice President,	2011	472,500	—		—		—		38,163	8,575	519,238
Chief Financial Officer and	2010	450,000	—		—		—		95,436	8,575	554,011
Treasurer

Gerry McDonnell (8)	2012	316,403	—		—		1,218,000		164,957	—	1,699,360
Executive, Vice President,
Global Quality and
Operations

Steven Ingel	2012	308,515	—		—		1,004,850		202,393	9,087	1,524,845
President, Global Bracing and
Supports

Stephen J. Murphy (9)	2012	301,112	162,500		—		609,000		185,586	89,422	1,347,620
Executive Vice President,	2011	304,760	—		—		—		60,870	70,144	435,744
International Commercial	2010	297,312	—		—		—		102,410	49,302	449,024
Businesses

(1)	Mr. Mogul commenced employment with the Company on June 13, 2011 as President, Chief Executive Officer and Director.
(2)	The amounts for 2012 for Ms. Capps and Mr. Murphy reflect the 65% of the Retention Amount payable for continued employment under retention bonus agreements entered into in January 2011 with each of our then executive officers. See “2011 Retention and Severance Agreements” in “Compensation Discussion and Analysis” above.
(3)	Pursuant to his Employment Agreement dated June 13, 2011, Mr. Mogul was entitled to receive a bonus of $652,000 for 2011, which was paid in February 2012.
(4)

The amount shown in this column represents the aggregate grant date fair value of 60,753 restricted shares awarded to Mr. Mogul on September 9, 2011 computed in accordance with FASB ASC Topic 718. These shares vested 50% on June 13,

2012 and will vest 50% on June 12, 2013, contingent upon his continued employment with the Company. The fair value of the restricted stock award is estimated using the fair market value of our stock on the grant date ($16.46 per share). We are required to reflect the total grant date fair value of this award in the year of award, rather than the portion of this amount that is recognized for financial statement reporting purposes in a given fiscal year. This amount has not been paid in cash to and may not correspond to the actual value that is ultimately realized by Mr. Mogul. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value.
(5)	The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options.
(6)	The amount shown for Mr. Mogul’s 2011 option award includes only the amount related to the Time-Based Tranche of options granted. Under applicable accounting principles, no value was assigned to the Market Return Tranche and Enhanced Market Return Tranche. If the satisfaction of the performance component to the Market Return Tranche and Enhanced Market Return Tranche was determined to be probable under applicable accounting principles, the aggregate grant date fair value of the 2011 option awards would have been: $2,265,442.
(7)	The amounts shown in this column include (i) amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year, and (ii) for Ms. Capps and Mr. Murphy, $87,500 and $43,750, respectively, which represents the portion of the 35% of the Retention Amount which was earned upon achievement of the Adjusted EBITDA target for 2011 under retention bonus agreements entered into in January 2011 with each of our then executive officers. See “Annual and Quarterly Cash Incentive Compensation” and “Retention and Severance Agreements” in the “Compensation Discussion and Analysis” above.
(8)	Mr. McDonnell’s Salary and Non-Equity Incentive Plan Compensation has been converted from Euro at an average annual exchange rate for fiscal year 2012 at $1.29 per Euro.
(9)	Mr. Murphy’s Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year as follows: for fiscal year 2012 at $1.58 per pound, for fiscal year 2011 at $1.60 per pound and for fiscal year 2010 at $1.56 per pound.
(10)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits. The amounts shown in this column for 2012 for each of the NEOs is set forth in the following table:

For the Year Ended December 31, 2012

	Mr. Mogul	Ms. Capps	Mr. McDonnell	Mr. Ingel	Mr. Murphy (1)
Company contributions to deferred compensation plans	$8,750	$13,084	$—	$8,750	$62,699
Vehicle allowance	—	—	—	337	20,685
Medical insurance, Life insurance and Income protection	—	—	—	—	6,038

Total	$8,750	$13,084	$—	$9,087	$89,422

(1)	Mr. Murphy’s Other Compensation for 2012 has been converted from pounds sterling at an average annual exchange rate for the year of $1.58 per pound.

Grants of Plan-Based Awards in 2012

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael P. Mogul	1/1/2012	187,500	750,000	1,125,000	—	—	—

Vickie L. Capps	1/1/2012	82,688	330,750	661,500	—	—	—
	2/16/2012	—	—	—	100,000	16.46	609,000

Gerry McDonnell (2)	1/1/2012	55,371	221,482	442,964	—	—	—
	3/22/2012	—	—	—	200,000	16.46	1,218,000

Steven Ingel	1/1/2012	53,990	215,961	431,921	—	—	—
	2/16/2012	—	—	—	40,000	16.46	243,600
	7/31/2012	—	—	—	125,000	16.46	761,250

Stephen J. Murphy (3)	1/1/2012	52,695	210,778	421,557	—	—	—
	2/16/2012	—	—	—	100,000	16.46	609,000

(1)	The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2012 Bonus Plan. See discussion of “Threshold Bonus”, “Target Bonus” and “Supplemental Bonus” in “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above for a description of the conditions for the 2012 Bonus Plan.
(2)	Amounts shown for Mr. McDonnell have been translated from Euro at an average annual rate of $1.29 per Euro.
(3)	$1.58 per pound.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2012.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested ($)
Michael P. Mogul	66,667	(1)	200,000	(5)	533,333	(7)	16.46	6/13/2021	—		—
	—		—		—		—	—	30,377	(9)	499,988

	66,667		200,000		533,333				30,377		499,988

Vickie L. Capps	187,388	(2)	—		206,791	(7)	16.46	2/21/2018	—		—
	91,586	(3)	—		—		13.10	5/11/2017	—		—
	48,846	(3)	—		—		12.91	4/3/2016	—		—
	76,321	(3)	—		—		7.00	12/8/2014	—		—
	5,343	(3)	—		—		7.18	2/26/2014	—		—
	91,585	(3)	—		—		8.29	12/9/2013	—		—
	—		—		100,000	(8)	16.46	3/22/2022

	501,069		—		306,791

Gerry McDonnell	—		—		200,000	(8)	16.46	3/22/2022	—		—

Steven Ingel	9,365	(2)	—		10,332	(7)	16.46	2/21/2018	—		—
	7,237	(2)	—		12,449	(7)	16.46	8/13/2018	—		—
	27,475	(3)	—		—		13.10	5/11/2017	—		—
	30,529	(3)	—		—		12.91	4/3/2016	—		—
	—		—		40,000	(8)	16.46	3/22/2022	—		—
	—		—		125,000	(8)	16.46	3/22/2022	—		—

	74,696		—		187,781

Stephen J. Murphy	4,669	(4)	2,703	(6)	14,742	(7)	16.46	12/9/2019	—		—
	83,284	(2)	—		91,907	(7)	16.46	2/21/2018	—		—
	36,634	(3)	—		—		13.10	5/11/2017	—		—
	30,529	(3)	—		—		12.91	4/3/2016	—		—
	27,476	(3)	—		—		7.00	12/8/2014	—		—
	8,395	(3)	—		—		8.29	12/9/2013	—		—
	—		—		100,000	(8)	16.46	3/22/2022	—		—

	190,987		2,703		206,649

(1)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted on June 13, 2011 under the 2007 Plan.
(2)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009.
(3)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.
(4)

This amount reflects (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2009 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2009 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) in 2009.
(5)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted on June 13, 2011 under the 2007 Plan. Twenty-five percent of the original Time-Based Tranche vest on each June 13, 2013, June 13, 2014 and June 13, 2015.
(6)	These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2009 under the 2007 Plan. These options reflect the remaining portion of the grant made in 2009 and vest on March 7, 2013 and March 7, 2014.
(7)	The amounts set forth in this column reflect the number of shares underlying the Market Return Tranche and the Enhanced Market Return Tranches of options that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.
(8)	These amounts reflect the number of shares underlying the 2012 Options that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards — 2012 Amendments to Plan and Option Grants” in “Compensation Analysis and Discussion” above.
(9)	Upon Mr. Mogul’s purchase of $2,600,000 of shares of common stock, the Company issued him 60,753 restricted shares, one-half of which vested on June 13, 2012 and the other half of which will vest 50% on June 13, 2013 the second anniversary date, contingent upon his continued employment with the Company.

Option Exercises and Stock Awards Vested During 2012

The following table provides information regarding the amounts received by our NEOs as a result of exercises of stock options or vesting of stock awards during the year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael P. Mogul (1)	—	—	30,376	$499,989
Stephen J. Murphy (2)	11,448	$173,208	—	—

(1)	Represents the vesting on June 12, 2012 of one-half of the total of 60,753 restricted shares issued to Mr. Mogul in September 9, 2011. The Value Realized on Vesting is equal to the product of 30,376 shares and the fair value of the shares on the date of issuance ($16.46).
(2)	Reflects the exercise of Rollover Options owned by Mr. Murphy on December 14, 2012. The Value Realized on Exercise of these options is equal to the product of 11,448 shares and the difference of $16.46 and the exercise price of $1.33 per share.

Non-Qualified Deferred Compensation for 2012

Certain employees of our U.K. subsidiary, including Mr. Murphy, are participants in Personal Pension Plan contracts which provide for the deferral of part or all of their cash compensation (UK Deferral Plan). The UK Deferral Plan allows the UK employees to save for retirement in a tax-effective way. Neither DJO nor its affiliates have any obligations under the UK Deferral Plan. Each participant may elect to defer under the UK Deferral Plan all or a portion of his or her cash compensation that may otherwise be payable in a calendar year. A participant’s compensation deferrals are credited to the participant’s account under the UK Deferral Plan. Each participant may elect to have the amounts in such participant’s account invested in one or more investment options available under the UK Deferral Plan. The UK Deferral Plan also permits DJO’s UK subsidiary to make contributions to the Deferred Plan at its discretion and monthly contributions have been made. A participant’s eventual benefit will depend on his or her level of contributions, the Company’s contributions and the investment performance of the particular investment options selected.

The following table sets forth information for Mr. Murphy’s participation in the U.K. deferral plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Stephen J. Murphy (1)	26,747	62,699	—	—	566,602

(1)	Amounts under “Executive Contributions in 2012” have been reported as compensation to Mr. Murphy in the “Salary” column in the Summary Compensation Table above. Amounts under “Registrant Contributions in 2012” have been reported as compensation to Mr. Murphy in the “Other Compensation” column of the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources. Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above. The amounts for Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for 2012 of $1.58 per pound. The registrant is unable to determine the Aggregate Earnings in 2012 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

Of the above Named Executive Officers, only Ms. Capps and Mr. Murphy are parties to the 2011 Severance Agreements. The 2011 Severance Agreements provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid the following amounts: (a) a monthly payment equal to the executive’s monthly base salary for 18 months, in the case of Ms. Capps, or 12 months, in the case of Mr. Murphy; (b) a monthly payment equal to one-twelfth of the executive’s target annual bonus amount under the management incentive bonus plan for the year of termination for the 18 or 12 month period, as applicable; (c) a pro-rata share of any quarterly bonus for the quarter in which the executive’s employment is terminated plus a pro-rata share of the annual bonus that the executive would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 18 month or 12 month period, as applicable. In addition, if the executive holds DJO Management Rollover Options, the severance agreement provides that the Company will purchase the Management Rollover Options held by the executive on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Management Rollover Options. Payment of the benefits under the severance agreement is contingent on compliance with a covenant not to compete against the Company and a covenant not to solicit customers or employees for either 18 or 12 months, as applicable. Such payments will not be made if the executive’s employment terminates due to death or disability.

On May 31, 2011, the Company entered into an Employment Agreement with Mr. Mogul which contains severance provisions which provide that following a termination without cause (as defined in the Employment Agreement), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times his base salary plus 1.5 times his Target Bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2012:

Name	Base Salary Payment	Bonus Payment	Health Benefits	Value of Rollover Options	Total
Michael P. Mogul	$1,125,000	$1,125,000	$29,198	$—	$2,279,198
Vickie L. Capps	708,750	496,125	20,611	2,000,961	3,226,447
Gerry McDonnell	—	—	—	—	—
Steven Ingel	—	—	—	—	—
Stephen J. Murphy	301,112	210,778	6,038	559,978	1,077,906

The options granted to our executive officers and other members of management contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market Return or Enhanced Market Return Tranches, the vesting of which requires the achievement of the minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO. Except for the time-based vesting component of the amended 2012 options, the options granted in 2012 to our executive officers do not contain change-of-control provisions.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis. During 2012, our Board of Directors consisted of the following persons: Leslie H. Cross (until December 4, 2012), Chinh E. Chu (until February 22, 2013), Julia Kahr, Bruce McEvoy (until September 11, 2012), Michael P. Mogul, Sidney Braginsky, Phillip J. Hildebrand (until June 29, 2012), Paul LaViolette (until June 29, 2012), Mike S. Zafirovski (from January 5, 2012), John R. Murphy (from January 5, 2012), John Chiminski (from March 22, 2012), Ron Lawson (from September 11, 2012) and James Quella (from September 11, 2012). Ms. Kahr and Mr. Quella are affiliated with Blackstone and are not compensated for serving as members of our Board of Directors. Mr. Mogul is our Chief Executive Officer and is not separately compensated for serving as a member of the Board of Directors.

The standard compensation package for directors who are not employed by the Company or by any Blackstone-controlled entity (Eligible Directors), consists of an annual fee for each such director and stock option grants. Each of the Eligible Directors is paid an annual fee of $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the other members of the Audit Committee (who are Eligible Directors) receive an annual fee of $15,000. The Eligible Directors were also eligible for annual option awards under the 2007 Plan. In January 2012, the Compensation Committee awarded Messrs. Braginsky, Murphy, LaViolette and Hildebrand 4,600 options.

On January 5, 2012, the Compensation Committee approved Mr. Zafirovski’s compensation as Chairman of the Board of DJO, consisting of annual cash compensation of $400,000 per year, and options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share. Mr. Zafirovski also was granted the right to purchase approximately $1,000,000 in shares of the Company’s common stock, also at a price of $16.46 per share, and he completed that purchase in January 2012. Mr. Zafirovski’s arrangement provides that he will provide up to 40 days per year in consulting services with the Company’s CEO.

On September 11, 2012, the Compensation Committee approved Mr. Lawson’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. Mr. Lawson also was granted the right to purchase approximately $1,000,000 in shares of the Company’s common stock, also at a price of $16.46 per share, and he completed that purchase in December 2012. Mr. Lawson’s arrangement provides that he will provide up to 40 days per year in consulting services to assist the Company in building its surgical business in the U.S. and all of its businesses outside the U.S.

The following table sets forth the compensation earned by our non-employee directors for their services in 2012:

	Directors Compensation for 2012
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Sidney Braginsky	$90,000	$27,968	$117,968
John Chiminski	75,000	—	75,000
Chinh E. Chu (2)	—	—	—
Leslie H. Cross (3)	150,000	—	150,000
Phillip J. Hildebrand (4)	37,500	27,968	65,468
Julia Kahr	—	—	—
Paul LaViolette (4)	37,500	27,968	65,468
James R. Lawson	100,000	614,000	714,000
Bruce McEvoy (5)	—	—	—
John R. Murphy	100,000	27,968	127,968
James Quella	—	—	—
Mike Zafirovski	400,000	1,846,903	2,246,903

(1)	Amounts shown for option awards reflect grant date fair value of options granted in 2012. A discussion of the relevant assumptions used in the valuation is contained in Note 14 to the Consolidated Financial Statements. As of December 31, 2012, Mr. Braginsky had a total of 20,650 stock options outstanding, Mr. Zafirovski had 303,767 stock options outstanding, Mr. Lawson had 100,000 stock options outstanding, and Mr. Murphy had 4,600 stock options outstanding.
(2)	Mr. Chu resigned as a director effective February 22, 2013.
(3)	Mr. Cross resigned as a director effective December 4, 2012.
(4)	Messrs. LaViolette and Hildebrand resigned as directors effective June 29, 2012.
(5)	Mr. McEvoy resigned as a director effective September 11, 2012.

Compensation Committee Interlocks and Insider Participation

During 2012, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. McEvoy. In September 2012, Mr. McEvoy resigned and Mr. Quella replaced him as a director. Mr. Chu resigned in February 2013. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of February 27, 2013, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.84%
Directors and Executive Officers:
Michael P. Mogul (4) President, Chief Executive Officer and Director	188,335	66,667		*
Vickie L. Capps Executive Vice President, Chief Financial Officer and Treasurer	—	501,069	1.01%
Gerry McDonnell Executive Vice President, Global Quality and Operations	—	—	—
Stephen J. Murphy Executive Vice President, International Commercial Business	17,524	190,987		*
Steven Ingel President, Global Bracing and Supports	—	74,697		*
Mike S. Zafirovski Chairman of the Board	60,753	33,752		*
Julia Kahr Director (5)	—	—		*
Sidney Braginsky Director	6,076	17,584		*
John R. Murphy Director	—	1,534		*
John Chiminski Director	—	—	—
Ron Lawson Director	60,753	—		*
James Quella (5) Director	—	—	—
All Directors and executive officers as a group	333,441	1,385,835	3.40%

*	Less than 1%
(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes the number of shares that could be purchased by exercise of options on or within 60 days after February 27, 2013 under DJO’s stock option plan. For the NEOs, this number includes the DJO Management Rollover Options which are fully vested, the portion of the Time-Based Tranche that have vested or will vest in 60 days, and options that vested in 2008 and 2009 which were part of the former Performance-Based Tranche portion of the Market Return Tranche or the Enhanced Market Return Tranche have vested.
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
(4)	Excludes 30,377 restricted shares awarded to Mr. Mogul on September 9, 2011 which will vest on June 13, 2013, contingent on his continued employment with the Company.
(5)	Ms. Kahr and Mr. Quella are employees of The Blackstone Group, L.P. but disclaim beneficial ownership of any shares owned directly or indirectly by BCP Holdings.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	9,233,369	$15.39	1,342,160

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

All parties receiving an award of stock options, including all DJO directors who have been granted options, as well as all purchasers of common stock in private offerings are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

Under a Transaction and Monitoring Fee Agreement, Blackstone Management Partners V L.L.C. (including through its affiliates and representatives) provides certain monitoring, advisory and consulting services to DJO for an annual monitoring fee which is the greater of $7.0 million or 2.0% of consolidated EBITDA (as defined in the Transaction and Monitoring Fee Agreement).

The Transaction and Monitoring Fee Agreement also provides that:

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

•	the Transaction and Monitoring Fee Agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually agree; and

•

DJO will indemnify BMP and its affiliates, and their respective partners, members, shareholders, directors, officers, employees, agents and representatives from and against all liabilities relating to the services performed under the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates and their respective representatives of the services contemplated by, each such agreement.

Other Related Party Transactions

During the year ended December 31, 2012, in connection with the Exos acquisition, we paid $0.8 million of transaction and advisory fees to Blackstone Advisory Partners L.P., and BMP.

During the year ended December 31, 2011, in connection with the Dr. Comfort acquisition, we paid $5.0 million of transaction and advisory fees to Blackstone Advisory Partners L.P.

Policy and Procedures with Respect to Related Person Transactions

The Board of Directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, all such transactions will be reviewed by the Board on an as-needed basis.

Director Independence

As a privately held company, the DJO Board is not required to have a majority of independent directors. However, we believe that Messrs. Braginsky and Murphy would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2012 and 2011 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2012	2011
Audit fees (1)	$1,821,549	$1,555,159
Audit-related fees (2)	37,415	256,190
Tax fees (3)	176,495	10,500
All other fees (4)	—	—

(1)	Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2012, audit fees included fees related to the sale and registration of $230.0 million of 8.75% second priority senior secured notes issued in March 2012, the sale and registration of the $100.0 million tack-on to the 8.75% second priority senior secured notes issued in October 2012, and the sale and registration of $440 million of 9.875% senior notes issued in October 2012. In 2011, audit fees included fees related to the registration of $300.0 million of 9.75% Senior Subordinated Notes issued in October 2010, and the sale and registration of $300.0 million of 7.75% Senior Notes issued in April 2011.

(2)	Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2012 and 2011 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.
(3)	Tax Fees: Consists of tax compliance and consultation services.
(4)	All Other Fees: Consists of fees for all other services other than those reported above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.	The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2012 and 2011.

•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

4.1	Indenture, dated as of October 18, 2010, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

4.2	Indenture, dated as of April 7, 2011, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.3	Indenture, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Trustee and Second Lien Agent, governing the 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

4.4	Indenture, dated as of October 1, 2012, by and among DJOFL, Finco, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.5	Supplemental Indenture, dated as of March 17, 2011, between Elastic Therapy, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.6	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.7	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.8	First Supplemental Indenture, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing additional 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.10	Registration Rights Agreement, dated as of April 7, 2011, by and among DJOFL, DJO Finance Corporation, the Guarantors named therein, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.11	Registration Rights Agreement, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

4.12	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.13	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011(incorporated by reference to Exhibit 10.6 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.4*	Amendment to 2007 Incentive Stock Plan, dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.5*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2008 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.6*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.4 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.7*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.8*	Form of Amendment No. 3 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.7 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.9*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2009 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.10*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.11*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.8 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.12*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2010 (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.13*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2010 (incorporated by reference to Exhibit 10.9 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.14*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2011 (incorporated by reference to Exhibit 10.10 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.15*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2012 (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.16*	Form of Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.17*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan between DJO Global, Inc. and James R. Lawson (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on September 13, 2012).

10.18*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.19*	Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.20*	Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.21*	Director Arrangement, Separation Agreement and General Release, dated January 21, 2011, between DJO and Leslie H. Cross (incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.22*	Form of Retention Bonus Agreement approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.23*	Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.24*	Employment Agreement, dated as of May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.25*	Amendment to Employment Agreement, dated as of April 9, 2012, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.26*	Form of Restricted Share Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.27*	Form of Stock Option Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.28*	Form of Subscription Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.5 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.29*	Form of Subscription Agreement between DJO Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012).

10.30*	Form of Stock Option Agreement between DJP Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012)

10.31*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.32	Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.33	First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.34	Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.35	Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.36	Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.37	Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.38	Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.39	Office/Light Manufacturing Lease, dated June 14, 1996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.40	Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (Incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.41	Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.42	Stock Purchase Agreement, dated January 4, 2011, among DJO, LLC, Elastic Therapy, Inc, and the Sellers listed therein and Burke H. Ramsay as Seller Representative (incorporated by reference to Exhibit 2.2 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.43	Equity Interest Purchase Agreement, dated as of March 14, 2011 by and among Rikco International, LLC D/B/A Dr. Comfort, Rikco Holding Corporation, Merit Mezzanine Fund IV, L.P., Merit Mezzanine Parallel Fund IV, L.P. the undersigned members of Rikco International, LLC, and DJO, LLC (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on March 16, 2011).

10.44	Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.45	Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.46	Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.47	Amendment No. 1, dated as of January 13, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

10.48	Amendment No. 2, dated as of October 7, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

10.49	Amendment No. 3, dated as of February 18, 2011, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.50	Guaranty Supplement, Supplement No. 1, dated as of March 17, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.40 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.51	Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.41 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.52	Intellectual Property Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.42 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.53	Guaranty Supplement, Supplement No. 2, dated as of April 7, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.44 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.54	Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.45 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.55	Intellectual Property Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.46 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.56	Amendment and Restatement Agreement, dated as of March 20, 2012, by and among DJOFL, DJO Holdings LLC, Credit Suisse AG (formerly known as Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.57	Second Lien Security Agreement dated as of March 20, 2012, among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.58	Refinancing Term Loan Amendment No. 1, dated as of March 30, 2012, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 2, 2012).

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Schedule of Subsidiaries of DJOFL.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

101**+	The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2012, (iv) the Consolidated Statements of Equity for each of the three years in the period ended December 31, 2012, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement
**	In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, and otherwise is not subject to liability under those sections.
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Allowance for Doubtful Accounts	Allowance for Sales Returns	Allowance for Sales Discounts and Other Allowances (1)
Balance as of December 31, 2009	$47,996	$310	$73,850
Provision	33,016	61	176,917
Write-offs, net of recoveries	(27,936)	(371)	(192,069)

Balance as of December 31, 2010	53,076	—	58,698
Provision	27,356	4,317	184,605
Write-offs, net of recoveries	(44,783)	(1,651)	(189,933)

Balance as of December 31, 2011	35,649	2,666	53,370
Provision	19,586	2,640	194,656
Write-offs, net of recoveries	(30,024)	(1,323)	(186,203)

Balance as of December 31, 2012	$25,211	$3,983	$61,823

(1)	Amounts are excluded from the provisions included in the consolidated statements of cash flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2013	DJO FINANCE LLC

	By:	/s/ Michael P. Mogul
Michael P. Mogul
President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Mogul Michael P. Mogul	President, Chief Executive Officer and Manager (Principal Executive Officer)	February 27, 2013

/s/ Vickie L. Capps Vickie L. Capps	Executive Vice President, Chief Financial Officer, Treasurer and Manager (Principal Financial and Accounting Officer)	February 27, 2013

/s/ Donald M. Roberts Donald M. Roberts	Executive Vice President, General Counsel, Secretary and Manager	February 27, 2013