Form 10-Q
period 2013-03-30
DJO Finance LLC
filed 2013-04-29
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of April 29, 2013, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$36,170	$31,223
Accounts receivable, net	175,670	166,742
Inventories, net	148,425	156,315
Deferred tax assets, net	33,283	33,283
Prepaid expenses and other current assets	19,938	18,073

Total current assets	413,486	405,636
Property and equipment, net	106,493	107,035
Goodwill	1,247,881	1,249,305
Intangible assets, net	1,033,571	1,055,531
Other assets	44,432	45,216

Total assets	$2,845,863	$2,862,723

Liabilities and Equity
Current liabilities:
Accounts payable	$45,671	$54,294
Accrued interest	48,632	31,653
Current portion of debt and capital lease obligations	8,620	8,858
Other current liabilities	88,163	93,640

Total current liabilities	191,086	188,445
Long-term debt and capital lease obligations	2,237,113	2,223,816
Deferred tax liabilities, net	242,461	241,202
Other long-term liabilities	24,619	24,850

Total liabilities	2,695,279	2,678,313

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	839,797	839,234
Accumulated deficit	(690,790)	(658,426)
Accumulated other comprehensive (loss) income	(902)	1,284

Total membership equity	148,105	182,092
Noncontrolling interests	2,479	2,318

Total equity	150,584	184,410

Total liabilities and equity	$2,845,863	$2,862,723

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	$279,077	$278,947
Cost of sales (exclusive of amortization of intangible assets of $8,788 and $9,837 for the three months ended March 30, 2013 and March 31, 2012, respectively)	109,639	108,235

Gross profit	169,438	170,712

Operating expenses:
Selling, general and administrative	117,835	117,657
Research and development	7,979	6,673
Amortization of intangible assets	23,831	24,513

	149,645	148,843

Operating income	19,793	21,869

Other (expense) income:
Interest expense	(45,445)	(42,071)
Interest income	36	33
Loss on modification and extinguishment of debt	(1,059)	(9,308)
Other (expense) income, net	(617)	2,822

	(47,085)	(48,524)

Loss before income taxes	(27,292)	(26,655)
Income tax provision	(4,834)	(2,388)

Net loss	(32,126)	(29,043)
Net income attributable to noncontrolling interests	(238)	(311)

Net loss attributable to DJO Finance LLC	$(32,364)	$(29,354)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net loss	$(32,126)	$(29,043)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $1,325 and $(1,765) for the three months ended March 30, 2013 and March 31, 2012, respectively	(2,263)	1,791

Other comprehensive (loss) income	(2,263)	1,791

Comprehensive loss	(34,389)	(27,252)
Comprehensive income attributable to noncontrolling interests	(161)	(380)

Comprehensive loss attributable to DJO Finance LLC	$(34,550)	$(27,632)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total membership equity	Noncontrolling interests	Total equity

Balance at December 31, 2012	$839,234	$(658,426)	$1,284	$182,092	$2,318	$184,410
Net (loss) income	—	(32,364)	—	(32,364)	238	(32,126)
Other comprehensive loss, net of taxes	—	—	(2,186)	(2,186)	(77)	(2,263)
Stock-based compensation	563	—	—	563	—	563

Balance at March 30, 2013	$839,797	$(690,790)	$(902)	$148,105	$2,479	$150,584

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(32,126)	$(29,043)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,740	7,325
Amortization of intangible assets	23,831	24,513
Amortization of debt issuance costs and non-cash interest expense	1,938	2,501
Stock-based compensation expense	563	858
Loss on modification and extinguishment of debt	1,059	9,308
Loss on disposal of assets, net	28	300
Deferred income tax expense	2,732	168
Provision for doubtful accounts and sales returns	6,260	5,033
Inventory reserves	1,016	1,616
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(16,345)	(10,946)
Inventories	7,115	(3,603)
Prepaid expenses and other assets	(1,566)	3,307
Accrued interest	16,982	23,574
Accounts payable and other current liabilities	(14,325)	2,392

Net cash provided by operating activities	4,902	37,303

Cash flows from investing activities:
Cash paid in connection with acquisition	(1,317)	—
Purchases of property and equipment	(8,439)	(7,524)
Other investing activities, net	(210)	114

Net cash used in investing activities	(9,966)	(7,410)

Cash flows from financing activities:
Proceeds from issuance of debt	446,417	719,700
Repayments of debt and capital lease obligations	(433,572)	(715,499)
Payment of debt issuance costs	(2,387)	(24,902)
Investment by parent	—	1,000

Net cash provided by (used in) financing activities	10,458	(19,701)
Effect of exchange rate changes on cash and cash equivalents	(447)	701

Net increase in cash and cash equivalents	4,947	10,893
Cash and cash equivalents at beginning of period	31,223	38,169

Cash and cash equivalents at end of period	$36,170	$49,062

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,480	$15,936
Cash paid for taxes, net	$1,454	$934

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

Segment Reporting

In the first quarter of 2013, we reassigned certain product lines between our Bracing and Vascular and Recovery Sciences segments and revised the way we allocate costs among all of our segments. Segment information for all periods presented has been restated to reflect these changes.

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant, and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 14 for additional information about our reportable segments.

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

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In July 2012, the FASB issued an accounting standard update regarding testing of intangible assets for impairment. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. We adopted this standard update during the first quarter of 2013. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standard update regarding reporting amounts reclassified out of accumulated other comprehensive income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The amended guidance was effective for interim and annual periods beginning after December 15, 2012. The Company adopted this standard update during the first quarter of 2013. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

2. ACQUISITIONS

On March 7, 2013 we acquired certain assets of Vasyli Medical Asia/Pacific Pty Ltd, (“Vasyli”) for a total purchase price of $2.2 million. The assets acquired relate to the distribution of certain vascular product lines in Australia and New Zealand. Our primary reason for the acquisition was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.

The purchase price consisted of a cash payment at closing of $1.3 million, $0.5 million of inventory on hand at closing and $0.4 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in March 2014. The inventory payment is expected to be made in the second quarter of 2013. Additionally, there is $0.3 million of contingent consideration payable one year from the acquisition date if certain revenue targets are met by December 31, 2013. At this time, we have assigned a fair value of zero to the contingent consideration because we have not deemed achievement of the revenue targets to be probable.

The purchase price for the acquisition was allocated to the fair value of the net tangible and intangible assets acquired as follows (in thousands):

Inventories	$542
Other current assets	31
Property, plant & equipment	12
Intangible assets	1,238
Goodwill	363

Total purchase price	$2,186

The purchase price allocation included $0.9 million assigned to intangible assets related to a non-compete agreement with the sellers. The value of the non-compete agreement was based on the estimated present value of the cash flows associated with having the agreement in place, less the present value of the cash flows assuming the non-compete agreement was not in place. The purchase price allocation also included $0.3 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. All goodwill associated with the Vasyli acquisition is allocated to our International reporting segment. Among the factors which resulted in goodwill for the Vasyli assets was the opportunity to expand our direct presence in the Asia Pacific market with our vascular products.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance, beginning of period	$29,194	$38,315
Provision for doubtful accounts and sales returns	6,260	5,033
Write-offs, net of recoveries	(5,222)	(8,670)

Balance, end of period	$30,232	$34,678

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Components and raw materials	$48,655	$50,619
Work in process	6,183	4,563
Finished goods	86,030	94,683
Inventory held on consignment	24,942	23,763

	165,810	173,628
Less inventory reserves	(17,385)	(17,313)

	$148,425	$156,315

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance, beginning of period	$17,313	$14,146
Provision charged to cost of sales	1,016	1,616
Write-offs, net of recoveries	(944)	(854)

Balance, end of period	$17,385	$14,908

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the three months ended March 30, 2013 are presented below (in thousands):

Balance, beginning of period	$1,249,305
Acquisitions (see Note 2)	363
Foreign currency translation	(1,787)

Balance, end of period	$1,247,881

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

March 30, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,864	$(249,387)	$320,477
Patents and technology	485,777	(203,967)	281,810
Trademarks and trade names	25,740	(4,952)	20,788
Distributor contracts and relationships	4,599	(2,022)	2,577
Non-compete agreements	6,481	(2,045)	4,436

	$1,092,461	$(462,373)	630,088

Indefinite-lived intangible assets:
Trademarks and trade names			403,483

Net identifiable intangible assets			$1,033,571

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$570,221	$(236,228)	$333,993
Patents and technology	485,675	(195,099)	290,576
Trademarks and trade names	25,773	(4,248)	21,525
Distributor contracts and relationships	3,662	(1,659)	2,003
Non-compete agreements	5,547	(1,722)	3,825

	$1,090,878	$(438,956)	651,922

Indefinite lived intangible assets:
Trademarks and trade names			403,609

Net identifiable intangible assets			$1,055,531

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 6.6 years for customer relationships, 9.6 years for patents and technology, 3.1 years for distributor rights, 7.8 years for trademarks and trade names, and 3.4 years for non-compete agreements. Based on our amortizable intangible asset balance as of March 30, 2013, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2013	$71,568
2014	92,473
2015	87,965
2016	83,492
2017	72,312
Thereafter	222,278

$630,088

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 30, 2013	December 31, 2012
Accrued wages and related expenses	$27,695	$29,888
Accrued commissions	13,135	14,182
Accrued rebates	6,462	4,380
Accrued taxes	4,261	6,860
Accrued professional expenses	3,826	4,477
Income taxes payable	4,600	3,525
Other accrued liabilities	28,184	30,328

	$88,163	$93,640

7. DERIVATIVE INSTRUMENTS

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

Foreign Currency Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign currency exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign currency exchange forward contracts held as of March 30, 2013 expire weekly through June 2013. While our foreign currency exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	March 30, 2013	December 31, 2012	March 30, 2013	December 31, 2012
Foreign exchange contracts not designated as hedges	$29,801	$92,617	$2,043	$6,376

The following table summarizes the location and fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 30, 2013	December 31, 2012
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$368	$777

The following table summarizes the effect of derivative instruments on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of (loss) gain	March 30, 2013	March 31, 2012
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	$(409)	$1,071

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The $10.0 million contingent consideration for the Exos acquisition was measured at a fair value of $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of milestones and budgeted 2013 Exos product line revenues. The fair value of the expected payment was then calculated using as 13% discount rate as the contingent consideration is to be paid in April 2014. There have been no changes to the fair value of the contingent consideration for the three months ended March 30, 2013. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$368	$—	$368

Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$777	$—	$777

Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

9. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	March 30, 2013	December 31, 2012
Senior secured credit facilities:
Revolving credit facility	$18,000	$3,000
Term Loans:
$859.9 million tranche B term loans, net of unamortized original issuance discount of $8.4 million	851,470	—
$476.5 million new term loans, net of unamortized original issue discount of $7.3 million	—	469,200
$385.5 million extended term loans, net of unamortized original issue discount of $1.5 million	—	383,965
8.75% Second priority senior secured notes, including unamortized original issue premium of $6.3 million and $6.5 million, respectively	336,263	336,509
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000

Total debt	2,245,733	2,232,674

Current maturities	(8,620)	(8,858)

Long-term debt	$2,237,113	$2,223,816

Senior Secured Credit Facilities

On November 20, 2007, we entered into senior secured credit facilities consisting of a $1,065.0 million term loan facility maturing in May 2014 and a $100.0 million revolving credit facility maturing in November 2013. On March 20, 2012, we amended and restated our senior secured credit facilities, which (1) permitted the issuance of $230.0 million aggregate principal of 8.75% second priority senior secured notes (as defined and further described below); (2) extended the maturity of $564.7 million of the original term loans outstanding under the original senior secured credit facilities to November 1, 2016 (“extended term loans”); (3) provided for the issuance of a new $350.0 million tranche of term loans that will mature on September 15, 2017 (such term loans, the “March 20 new term loans”); (4) deemed certain previous acquisitions and investments to be permitted under the terms of the senior secured credit facilities; (5) increased the total net leverage ratio limitation in the permitted acquisitions covenant from 7.0x to 7.5x; (6) changed the financial maintenance covenant from a senior secured leverage ratio covenant to a senior secured first lien leverage ratio covenant; and (7) replaced our original senior secured revolving credit facilities with a new $100.0 million revolving credit facility (the “revolving credit facility”) which matures on March 15, 2017.

On March 30, 2012, we entered into an amendment to the senior secured credit facilities which, among other things, provided for the issuance of an additional $105.0 million of new term loans that will mature on September 15, 2017 (such term loans, the “March 30 new term loans”). The net proceeds from this issuance were used to repay $103.5 million in aggregate principal amount of term loans under the original senior secured credit facilities and to pay related fees, premiums and expenses.

On December 19, 2012, we entered into an incremental amendment to our senior secured credit facilities which provided for the issuance of an additional $25.0 million of new term loans on December 28, 2012 that mature on September 15, 2017 (such term loans, the “December 28 new term loans”; and, together with the March 20 new term loans and the March 30 new term loans, the “new term loans”). The net proceeds from the issuance were used to partially fund the acquisition of Exos Corporation.

The March 20 new term loans were issued at a 1.5% discount. The March 30 new term loans were issued at a 1.0% discount and the December 28 new term loans were issued at no discount.

On March 21, 2013, we entered into an amendment to the senior secured credit facilities which, among other things, (1) permitted the issuance of $421.4 million of additional term loans issued at par, the proceeds of which were used to prepay existing term loans; (2) extended the maturity of the extended term loans to September 15, 2017; (3) combined the additional term loans and the extended term loans into one new tranche (“tranche B term loans”); and (4) reduced the interest rate margin applicable to all borrowing under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.25x for the duration of the agreement. The remaining unamortized original issue discounts from the previous term loan issuances will be amortized over the term of the tranche B term loans using the effective interest method.

As of March 30, 2013, the market values of our tranche B term loans and revolving credit facility were $868.5 million and $16.6 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective March 21, 2013, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 30, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.75%.

Fees. In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the senior secured revolving credit facilities with respect to the unutilized commitments thereunder. The current commitment fee rate is 0.50% per annum, subject to step-downs based upon the achievement of certain leverage ratios. We must also pay customary letter of credit fees.

Principal Payments. We are required to pay annual payments in equal quarterly installments on the tranche B term loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with any remaining amount payable in full at maturity in September 2017.

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage is reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sales so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any prepayments in 2013 as a result of our 2012 excess cash flow.

Subject to certain exceptions, voluntary prepayments of the tranche B term loans within one year of the effective date of the March 2013 amendment are subject to a 1.0% “soft call” premium, while other voluntary prepayments of outstanding loans under the senior secured credit facilities may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.25:1 for the trailing twelve months ended March 30, 2013. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of March 30, 2013, our actual senior secured first lien net leverage ratio was 3.12:1, and we were in compliance with all other applicable covenants.

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

As of March 30, 2013, the market value of the 8.75% Notes was $366.3 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 30, 2013, the market value of the 9.875% Notes was $480.7 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 30, 2013, the market value of the 7.75% Notes was $307.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 30, 2013, the market value of the 9.75% Notes was $310.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Change of Control

Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to its 8.75% Notes, 9.875% Notes, 7.75% Notes, and 9.75% Notes, DJOFL will be required to make an offer to repurchase all of the Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 30, 2013, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

During the three months ended March 30, 2013, we recognized a loss on modification and extinguishment of debt of $1.1 million, consisting of $0.9 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

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

Debt Issuance Costs

As of March 30, 2013 and December 31, 2012, we had $41.2 million and $41.6 million, respectively, of unamortized debt issuance costs, which are included in other assets in our Consolidated Balance Sheets. During the three months ended March 30, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities. During the three months ended March 31, 2012, we capitalized $15.6 million of debt issuance costs incurred in connection with the issuance of $230.0 million aggregate principal of 8.75% Notes and the March 2012 amendment and extension of our senior secured credit facilities.

For the three months ended March 30, 2013 and March 31, 2012, amortization of debt issuance costs was $1.8 million and $2.0 million, respectively. Amortization of debt issuance costs was included in interest expense in our Consolidated Statements of Operations for each of the periods presented.

10. INCOME TAXES

Income taxes for the interim periods presented have been included in our Unaudited Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amounts which would have been recorded using the U.S. statutory tax rate due primarily to certain foreign and U.S. federal and state valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings.

For the three months ended March 30, 2013, we recorded income tax expense of approximately $4.8 million on a pre-tax loss of $27.3 million, resulting in a negative effective tax rate of 17.7%. For the three months ended March 31, 2012, we recorded income tax expense of $2.4 million on a pre-tax loss of $26.7 million, resulting in a negative effective tax rate of 9.0%. Our effective tax rates are negative primarily due to U.S federal and state valuation allowances provided against deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2012 and 2013 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $13.3 million on the deferred tax assets related to the net operating loss carryforwards generated in the first quarter of 2013. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2008.

At March 30, 2013, our gross unrecognized tax benefits were $13.5 million reflecting an increase of $1.2 million from the unrecognized amount of $12.3 million at December 31, 2012. As of March 30, 2013, we have $2.1 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.6 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of the statutes of limitation. As of March 30, 2013, we have unrecognized various foreign and U.S. state tax benefits of approximately $4.8 million, which, if recognized, would impact our effective tax rate in future periods.

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

Options granted to employees in 2012 vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event of Blackstone achieving a minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

In February 2013, 310,000 options granted to new employees in 2012 were amended to convert one-third of such options into Time-Based Tranche options, with the remaining two-thirds continuing to be Performance Options. Additionally, all 2012 Performance Options were amended to allow for vesting of the 2012 Adjusted EBITDA tranche if the 2013 Adjusted EBITDA results equal or exceed the amount in the 2013 financial plan.

Options granted to members of our Board of Directors, other than the Chairman of the Board and one elected board member, vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. These time-based vesting options granted to the directors specified above are referred to herein as Director Service Options. The options granted to the Chairman of the Board and one elected board member vest as follows: one-third of the stock option grant vests in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as a director; one-third of the stock option grant will vest in the same manner as the Market Return Tranche; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Tranche.

Stock-Based Compensation

During the three months ended March 30, 2013, the compensation committee granted 397,000 options to employees, of which 333,667 were Performance Options and 63,333 were Time-Based Tranche Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Tranche Options and the Director Service Options granted during the three months ended March 30, 2013 was $5.80.

During the three months ended March 31, 2012, we granted 2,139,600 Performance Options to employees, 303,767 options to DJO’s Chairman of the Board, and 18,400 Director Service Options to certain members of our Board of Directors. The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the three months ended March 31, 2012 was $6.08.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Tranche of stock options granted:

	Three Months Ended
	March 30, 2013	March 31, 2012
Expected volatility	35.1%	35.3%
Risk-free interest rate	0.7%	1.5%
Expected years until exercise	6.2	6.2
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of goods sold	$19	$39
Operating Expenses:
Selling, general and administrative	530	791
Research and development	14	28

	$563	$858

We have not determined that it is probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such we have not recognized expense for any of the options which have the potential to vest in 2013. Additionally, we have not recognized expense for any of the options which have the potential to vest on Adjusted EBITDA for years 2014 and 2015, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for options granted in the Time-Based tranche in 2012 or 2013.

In each of the periods presented above, for the options granted prior to 2012, we recognized stock-based compensation expense only for options granted to employees in the Time-Based Tranche, as the performance components of the Market Return and Enhanced Market Return Tranches are not deemed probable at this time.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, General and Administrative expense in our Consolidated Statements of Operations.

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three month periods presented, we expensed $1.75 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 40 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 400 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 85 pain pump lawsuits. As of March 30, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

Defense and Indemnity Claims Related to Pain Pump Claims

Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. We have also sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us. Both manufacturers have rejected our tenders of indemnity, but we are cooperating with our first manufacturer in jointly settling claims. The second manufacturer has ceased operations, has little assets and no additional insurance coverage. We have asserted indemnification rights against the successor to this manufacturer and are pursuing claims against the manufacturer, its owners and its successor. This manufacturer has asserted a counterclaim for indemnity against us, alleging that we are responsible for any liability incurred by the manufacturer in connection with our sale of pain pumps supplied by this manufacturer.

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

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases are scheduled for trial commencing in July 2013. Discovery is proceeding on these bellwether cases. As of March 30, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

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

14. SEGMENT AND GEOGRAPHIC INFORMATION

We are a global developer, manufacturer and distributor of medical devices that provide solutions for musculoskeletal health, vascular health and pain management.

In the first quarter of 2013, we reassigned certain product lines between our Bracing and Vascular and Recovery Sciences segments and revised the way we allocate costs among all of our segments. Segment information for all periods presented has been restated to reflect these changes.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products, primarily under our DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn, and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses and various non-recurring and integration charges, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined in the credit agreement. We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
Bracing and Vascular	$108,140	$105,844
Recovery Sciences	75,521	83,710
Surgical Implant	21,483	17,880
International	73,933	71,513

	$279,077	$278,947

Gross profit:
Bracing and Vascular	$55,677	$55,190
Recovery Sciences	56,918	62,789
Surgical Implant	15,702	13,658
International	41,935	39,896
Expenses not allocated to segments and eliminations	(794)	(821)

	$169,438	$170,712

Operating income:
Bracing and Vascular	$17,519	$20,296
Recovery Sciences	18,197	20,246
Surgical Implant	1,884	1,736
International	15,941	14,946
Expenses not allocated to segments and eliminations	(33,748)	(35,355)

	$19,793	$21,869

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales:
United States	$205,144	$207,433
Other Europe, Middle East and Africa	35,329	35,035
Germany	23,054	22,963
Australia and Asia Pacific	7,155	5,897
Canada	6,300	5,891
Latin America	2,095	1,728

	$279,077	$278,947

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, jointly issued the 8.75% Notes, 9.875% Notes, 7.75% Notes and the 9.75% Notes . DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 30, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,709	$86	$17,384	$(9)	$36,170
Accounts receivable, net	—	133,500	42,170	—	175,670
Inventories, net	—	125,101	35,359	(12,035)	148,425
Deferred tax assets, net	—	33,107	176	—	33,283
Prepaid expenses and other current assets	117	16,079	3,531	211	19,938

Total current assets	18,826	307,873	98,620	(11,833)	413,486
Property and equipment, net	—	94,246	12,657	(410)	106,493
Goodwill	—	1,168,479	107,947	(28,545)	1,247,881
Intangible assets, net	—	1,012,679	20,892	—	1,033,571
Investment in subsidiaries	1,297,699	1,680,446	77,966	(3,056,111)	—
Intercompany receivables	1,084,571	—	—	(1,084,571)	—
Other non-current assets	41,228	1,636	1,571	(3)	44,432

Total assets	$2,442,324	$4,265,359	$319,653	$(4,181,473)	$2,845,863

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$36,509	$9,157	$5	$45,671
Current portion of debt and capital lease obligations	8,620	—	—	—	8,620
Other current liabilities	48,486	60,467	27,611	231	136,795

Total current liabilities	57,106	96,976	36,768	236	191,086
Long-term debt and capital lease obligations	2,237,113	—	—	—	2,237,113
Deferred tax liabilities, net	—	235,580	6,881	—	242,461
Intercompany payables, net	—	835,055	137,104	(972,159)	—
Other long-term liabilities	—	22,742	1,877	—	24,619

Total liabilities	2,294,219	1,190,353	182,630	(971,923)	2,695,279
Noncontrolling interests	—	—	2,479	—	2,479
Total membership equity	148,105	3,075,006	134,544	(3,209,550)	148,105

Total liabilities and equity	$2,442,324	$4,265,359	$319,653	$(4,181,473)	$2,845,863

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 30, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$237,709	$68,516	$(27,148)	$279,077
Cost of sales (exclusive of amortization of intangible assets of $8,788)	—	96,384	44,992	(31,737)	109,639

Gross profit	—	141,325	23,524	4,589	169,438

Operating expenses:
Selling, general and administrative	—	95,599	22,236	—	117,835
Research and development	—	7,017	962	—	7,979
Amortization of intangible assets	—	22,497	1,334	—	23,831

	—	125,113	24,532	—	149,645

Operating income (loss)	—	16,212	(1,008)	4,589	19,793

Other (expense) income:
Interest expense	(45,423)	—	(22)	—	(45,445)
Interest income	3	25	8	—	36
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other income, net	—	(166)	(451)	—	(617)
Intercompany income (expense), net	—	346	(235)	(111)	—
Equity in income of subsidiaries, net	14,115	—	—	(14,115)	—

	(32,364)	205	(700)	(14,226)	(47,085)

(Loss) income before income taxes	(32,364)	16,417	(1,708)	(9,637)	(27,292)
Income tax benefit (provision)	—	(3,264)	(1,570)	—	(4,834)

Net (loss) income	(32,364)	13,153	(3,278)	(9,637)	(32,126)
Net income attributable to noncontrolling interests	—	—	(238)	—	(238)

Net (loss) income attributable to DJOFL	$(32,364)	$13,153	$(3,516)	$(9,637)	$(32,364)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 30, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net (loss) income	$(32,364)	$13,153	$(3,278)	$(9,637)	$(32,126)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $1,325	—	—	(2,263)	—	(2,263)

Other comprehensive loss	—	—	(2,263)	—	(2,263)

Comprehensive (loss) income	(32,364)	13,153	(5,541)	(9,637)	(34,389)

Comprehensive income attributable to noncontrolling interests	—	—	(161)	—	(161)

Comprehensive (loss) income attributable to DJO Finance LLC	$(32,364)	$13,153	$(5,702)	$(9,637)	$(34,550)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 30, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(32,364)	$13,153	$(3,278)	$(9,637)	$(32,126)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	6,546	1,262	(68)	7,740
Amortization of intangible assets	—	22,497	1,334	—	23,831
Amortization of debt issuance costs and non-cash interest expense	1,938	—	—	—	1,938
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	563	—	—	563
Loss on disposal of assets, net	—	12	16	—	28
Deferred income tax expense	—	2,556	176	—	2,732
Provision for doubtful accounts and sales returns	—	6,175	85	—	6,260
Inventory reserves	—	1,099	(83)	—	1,016
Equity in income of subsidiaries, net	(14,115)	—	—	14,115	—

Changes in operating assets and liabilities:
Accounts receivable	—	(10,088)	(6,257)	—	(16,345)
Inventories	—	6,343	4,988	(4,216)	7,115
Prepaid expenses and other assets	44	(1,203)	(604)	197	(1,566)
Accounts payable and other current liabilities	16,973	(17,699)	2,082	1,301	2,657

Net cash (used in) provided by operating activities	(26,465)	29,954	(279)	1,692	4,902

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(1,317)	—	(1,317)
Purchases of property and equipment	—	(6,499)	(1,932)	(8)	(8,439)
Other investing activities, net	—	(107)	(103)	—	(210)

Net cash used in investing activities	—	(6,606)	(3,352)	(8)	(9,966)

Cash Flows from Financing Activities:
Intercompany	21,540	(26,384)	6,543	(1,699)	—
Proceeds from issuance of debt	446,417	—	—	—	446,417
Repayments of debt and capital lease obligations	(433,572)	—	—	—	(433,572)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	31,998	(26,384)	6,543	(1,699)	10,458
Effect of exchange rate changes on cash and cash equivalents	—	—	(447)	—	(447)

Net increase (decrease) in cash and cash equivalents	5,533	(3,036)	2,465	(15)	4,947
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$18,709	$86	$17,384	$(9)	$36,170

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net sales	$—	$231,782	$67,635	$(20,470)	$278,947
Cost of sales (exclusive of amortization of intangible assets of $9,837)	—	91,140	46,146	(29,051)	108,235

Gross profit	—	140,642	21,489	8,581	170,712

Operating expenses:
Selling, general and administrative	—	96,700	20,957	—	117,657
Research and development	—	5,756	917	—	6,673
Amortization of intangible assets	—	23,505	1,008	—	24,513

	—	125,961	22,882	—	148,843

Operating income (loss)	—	14,681	(1,393)	8,581	21,869

Other (expense) income:
Interest expense	(42,045)	—	(26)	—	(42,071)
Interest income	4	15	14	—	33
Loss on modification and extinguishment of debt	(9,308)	—	—	—	(9,308)
Other income, net	—	1,210	1,612	—	2,822
Intercompany income (expense), net	—	463	(520)	57	—
Equity in income of subsidiaries, net	21,995	—	—	(21,995)	—

	(29,354)	1,688	1,080	(21,938)	(48,524)

(Loss) income before income taxes	(29,354)	16,369	(313)	(13,357)	(26,655)
Income tax benefit (provision)	—	3,044	(1,917)	(3,515)	(2,388)

Net (loss) income	(29,354)	19,413	(2,230)	(16,872)	(29,043)
Net income attributable to noncontrolling interests	—	—	(311)	—	(311)

Net (loss) income attributable to DJOFL	$(29,354)	$19,413	$(2,541)	$(16,872)	$(29,354)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net (loss) income	$(29,354)	$19,413	$(2,230)	$(16,872)	$(29,043)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,765	—	—	1,791	—	1,791

Other comprehensive income	—	—	1,791	—	1,791

Comprehensive (loss) income	(29,354)	19,413	(439)	(16,872)	(27,252)

Comprehensive income attributable to noncontrolling interests	—	—	(380)	—	(380)

Comprehensive (loss) income attributable to DJO Finance LLC	$(29,354)	$19,413	$(819)	$(16,872)	$(27,632)

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2012 describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, Chattanooga, DJO Surgical, Dr. Comfort®, Compex®, Bell-Horn® and ExosTM.

Operating Segments

In the first quarter of 2013, we reassigned certain product lines between our Bracing and Vascular and Recovery Sciences segments and revised the way we allocate costs among all of our segments. Segment information for all periods presented has been restated to reflect these changes.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products, primarily under our DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn, and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges.

	Three Months Ended
($ in thousands)	March 30, 2013	March 31, 2012

Bracing and Vascular:
Net sales	$108,140	$105,844
Gross profit	$55,677	$55,190
Gross profit margin	51.5%	52.1%
Operating income	$17,519	$20,296
Operating income as a percent of net segment sales	16.2%	19.2%

Recovery Sciences:
Net sales	$75,521	$83,710
Gross profit	$56,918	$62,789
Gross profit margin	75.4%	75.0%
Operating income	$18,197	$20,246
Operating income as a percent of net segment sales	24.1%	24.2%

Surgical Implant:
Net sales	$21,483	$17,880
Gross profit	$15,702	$13,658
Gross profit margin	73.1%	76.4%
Operating income	$1,884	$1,736
Operating income as a percent of net segment sales	8.8%	9.7%

International:
Net sales	$73,933	$71,513
Gross profit	$41,935	$39,896
Gross profit margin	56.7%	55.8%
Operating income	$15,941	$14,946
Operating income as a percent of net segment sales	21.6%	20.9%

Results of Operations

Changes in our financial results include the impact of changes in foreign currency exchange rates and acquisitions made in the current year. We provide “constant currency” and “pro forma” calculations to remove the impact of these items from our results of operations.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations.

When we use the term “pro forma,” it means that we have included the impact of the pre-acquisition results of Exos, as if it had closed at the beginning of the prior year period. We believe that this calculation is a useful measure, providing a more meaningful comparison of the Company’s year-over-year performance.

The constant currency and pro forma financial measures are used to supplement measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These financial measures are not measures of financial performance under GAAP, and should not be considered as alternatives to measures presented in accordance with GAAP.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	March 30, 2013		March 31, 2012

Net sales	$279,077	100.0%	$278,947	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	109,639	39.3	108,235	38.8

Gross profit	169,438	60.7	170,712	61.2

Operating expenses:
Selling, general and administrative	117,835	42.2	117,657	42.2
Research and development	7,979	2.9	6,673	2.4
Amortization of intangible assets	23,831	8.5	24,513	8.8

	149,645	53.6	148,843	53.4

Operating income	19,793	7.1	21,869	7.8

Other (expense) income:
Interest expense	(45,445)	(16.3)	(42,071)	(15.1)
Interest income	36	0.0	33	0.0
Loss on modification and extinguishment of debt	(1,059)	(0.4)	(9,308)	(3.3)
Other (expense) income, net	(617)	(0.2)	2,822	1.0

	(47,085)	(16.9)	(48,524)	(17.4)

Loss before income taxes	(27,292)	(9.8)	(26,655)	(9.6)
Income tax provision	(4,834)	(1.7)	(2,388)	(0.9

Net loss	(32,126)	(11.5)	(29,043)	(10.4)
Net income attributable to noncontrolling interest	(238)	(0.1)	(311)	(0.1)

Net loss attributable to DJO Finance LLC	$(32,364)	(11.6)%	$(29,354)	(10.5)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,788 and $9,837 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Three Months Ended March 30, 2013 (first quarter 2013) compared to Three Months Ended March 31, 2012 (first quarter 2012)

Net Sales. Net sales for first quarter 2013 were $279.1 million, representing a slight increase from net sales of $278.9 million for first quarter 2012. Net sales for first quarter 2013 were not materially affected by changes in foreign currency exchange rates compared to the rates in effect in the first quarter of 2012, but were impacted by fewer shipping days compared to first quarter 2012. In constant currency, average daily sales for first quarter 2013 increased 1.9% compared to average daily sales for first quarter 2012. First quarter 2013 included 63 shipping days in the United States and 62 days in most international markets, while first quarter 2012 included 64 days. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Quarter 2013	% of Net Sales	First Quarter 2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$108,140	38.7%	$105,844	38.0%	$2,296	2.2%
Recovery Sciences	75,521	27.1	83,710	30.0	(8,189)	(9.8)
Surgical Implant	21,483	7.7	17,880	6.4	3,603	20.2
International	73,933	26.5	71,513	25.6	2,420	3.4

	$279,077	100.0%	$278,947	100.0%	$130	0.0%

Net sales in our Bracing and Vascular segment were $108.1 million for first quarter 2013, increasing 2.2% from net sales of $105.8 million for first quarter 2012. Average daily sales for first quarter 2013 for the Bracing and Vascular segment increased 3.7% compared to average daily sales for first quarter 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $75.5 million for first quarter 2013, decreasing 9.8% from net sales of $83.7 million for first quarter 2012. Average daily sales for first quarter 2013 for the Recovery Sciences segment decreased 8.4% compared to average daily sales for first quarter 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit, slow market conditions for capital equipment sold by our Chattanooga business unit and certain distribution changes in our CMF business.

Net sales in our Surgical Implant segment were $21.5 million for first quarter 2013, increasing 20.2% from net sales of $17.9 million for first quarter 2012. Average daily sales for first quarter 2013 for the Surgical Implant segment increased 22.1% compared to average daily sales for first quarter 2012. The increase was driven primarily by strong sales of new products and improving sales execution.

Net sales in our International segment were $73.9 million for first quarter 2013, increasing 3.4% from net sales of $71.5 million for first quarter 2012. In constant currency, excluding a favorable impact of $0.1 million related to changes in foreign exchange rates in effect in first quarter 2013 compared to the rates in effect in first quarter 2012, average daily sales for first quarter 2013 for the International segment increased 6.3% compared to average daily sales for first quarter 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.7% for first quarter 2013, compared to 61.2% for first quarter 2012.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.5% for first quarter 2013, compared to 52.1% for first quarter 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.4% for first quarter 2013, improving from 75.0% for first quarter 2012 due primarily to a higher margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 73.1% for first quarter 2013, compared to 76.4% for first quarter 2012. The decrease was driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales increased to 56.7% for first quarter 2013, from 55.8% for first quarter 2012. The increase was primarily driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A increased to $117.9 million for first quarter 2013, from $117.7 million for first quarter 2012. As a percentage of sales, SG&A expense remained consistent at 42.2% for both quarters.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Quarter 2013	First Quarter 2012
Integration charges:
Commercial and global business unit reorganization and integration	$785	$1,896
Acquisition related expenses and integration	351	294
CEO transition	—	183
Litigation and regulatory costs and settlements, net	1,738	1,913
Other non-recurring items	1,124	727
Automation projects	881	2,859

	$4,879	$7,872

Research and Development (R&D). R&D expense was $8.0 million and $6.7 million for first quarter 2013 and first quarter 2012, respectively. As a percentage of sales, R&D expense increased to 2.9% in first quarter 2013 from 2.4% in first quarter 2012, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets was $23.8 million and $24.5 million for first quarter 2013 and first quarter 2012, respectively. The decrease is due to certain intangible assets reaching full amortization partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Interest Expense. Interest expense was $45.4 million and $42.1 million for first quarter 2013 and first quarter 2012, respectively. The increase is due to an increase in the total amount of outstanding borrowings during first quarter 2013, as compared to first quarter 2012.

Other (Expense) Income, Net. Other (expense) income was $(0.6) million and $2.8 million for first quarter 2013 and first quarter 2012, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax (Provision) Benefit. For first quarter 2013, we recorded income tax expense of $4.8 million on pre-tax losses of $27.3 million, resulting in a negative effective tax rate of 17.7%. For first quarter 2012, we recorded an income tax expense of $2.4 million, on pre-tax losses of $26.7 million, resulting in a negative effective tax rate of 9.0%. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of March 30, 2013, our primary sources of liquidity consisted of cash and cash equivalents totaling $36.2 million and our $100.0 million revolving credit facility, of which $82.0 million was available. Working capital at March 30, 2013 was $222.4 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our senior secured credit facilities, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the senior secured credit facilities in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First Quarter 2013	First Quarter 2012
Cash provided by operating activities	$4,902	$37,303
Cash used in investing activities	(9,966)	(7,410)
Cash provided by (used in) financing activities	10,458	(19,701)
Effect of exchange rate changes on cash and cash equivalents	(447)	701

Net increase in cash and cash equivalents	$4,947	$10,893

Cash Flows

Operating activities provided cash of $4.9 million and $37.3 million in first quarter 2013 and first quarter 2012, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $26.5 million and $15.9 million in first quarter 2013 and first quarter 2012, respectively.

Investing activities used $10.0 million and $7.4 million of cash in first quarter 2013 and first quarter 2012, respectively. Cash used in investing activities for first quarter 2013 primarily consisted of $8.4 million for purchases of property and equipment and $1.3 million related to the acquisition of assets from our vascular distributor in Australia. Cash used in investing activities for first quarter 2012 primarily consisted of $7.5 million of cash for purchases of property and equipment.

Financing activities provided $10.5 million of cash for first quarter 2013 and used $19.7 million of cash for first quarter 2012. Cash provided in financing activities in first quarter 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility. Cash used in financing activities in first quarter 2012 consisted of proceeds from the borrowings under our senior secured credit facilities and the 9.75% Notes, offset by payments of the senior secured credit facilities and the 10.875% Notes and the payment of $24.9 million of debt issuance costs.

For the remainder of 2013, we expect to spend cash of approximately $171.6 million for the following:

•	$32.2 million for scheduled principal and estimated interest payments on our senior secured credit facilities;

•	$112.1 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$27.3 million for capital expenditures.

Indebtedness

As of March 30, 2013, our total indebtedness was $2,247.9 million, exclusive of a net unamortized original issue discount of $2.1 million. The principal amount and carrying value of our debt was as follows for March 30, 2013 and December 31, 2012:

	March 30, 2013		December 31, 2012
	Principal Amount	Carrying Value	Principal Amount	Carrying Value

Senior secured credit facilities:
Revolving credit facility	$18,000	$18,000	$3,000	$3,000
Term loans	859,865	851,470	862,021	853,165

	877,865	869,470	865,021	856,165
Note financing:
8.75% second priority senior secured notes	330,000	336,263	330,000	336,509
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,376,263	1,370,000	1,376,509

Total indebtedness	$2,247,865	$2,245,733	$2,235,021	$2,232,674

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at March 30, 2013 consist of $859.9 million of term loans which mature on September 15, 2017. Of the $100.0 million total revolving credit facility which matures on March 15, 2017, $18.0 million was outstanding as of March 30, 2013.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 30, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.75%.

We are required to pay annual payments in equal quarterly installments on the term loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with any remaining amount payable in full at maturity in September 2017.

Note Financing. Our note financings mature at various dates in 2017 and 2018. Assuming we are in compliance with the terms of the indentures governing the notes, we are not required to repay principal related to any of the notes prior to the final maturity dates of the notes. We pay interest semi-annually on the notes.

See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the credit agreement, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended March 30, 2013. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of March 30, 2013, our actual senior secured first lien leverage ratio was within the required ratio at 3.12:1.

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 30, 2013, measured on that date, was 1.50:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of March 30, 2013:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facilities:
Maximum ratio of consolidated senior secured first lien debt to Adjusted EBITDA	4.25:1	3.12:1
Notes:
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.50:1

As described above, our senior secured credit facilities and the Notes governed by the Indentures represent significant components of our capital structure. Under the credit agreement, we are required to maintain compliance with a specified senior secured first lien leverage ratio and which ratio is determined based on our Adjusted EBITDA. If we fail to comply with the senior secured first lien leverage ratio under our senior secured credit facilities, we would be in default. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facilities. Any acceleration under the senior secured credit facilities would also result in a default under the Indentures governing the Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended March 30, 2013 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Twelve Months Ended March 30, 2013
	March 30, 2013	March 31, 2012
Net loss attributable to DJO Finance LLC	$(32,364)	$(29,354)	$(122,160)
Interest expense, net	45,409	42,038	186,225
Income tax provision (benefit)	4,834	2,388	(2,458)
Depreciation and amortization	31,571	31,838	127,192
Non-cash charges (a)	970	844	10,868
Non-recurring and integration charges (b)	5,678	8,719	29,543
Other adjustment items, before permitted pro forma adjustments (c)	3,730	8,591	36,540

	59,828	65,064	265,750
Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	—		950
Future cost savings	—		187

Adjusted EBITDA	$59,828	$65,064	$266,887

(a)	Non-cash charges are comprised of the following (in thousands):

	Three Months Ended		Twelve Months Ended March 30, 2013
	March 30, 2013	March 31, 2012
Stock-based compensation expense	$563	$858	$2,044
Impairment of goodwill and intangible assets	—	—	7,397
Impairment of fixed assets and assets held for sale	—	—	975
Purchase accounting adjustments	396	—	396
Loss on disposal of assets, net	11	(14)	56

Total non-cash charges	$970	$844	$10,868

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended		Twelve Months Ended March 30, 2013
	March 30, 2013	March 31, 2012
Integration charges:
Commercial sales and global business unit reorganization and integration	$1,249	$1,928	$6,346
Acquisition related expenses and integration (1)	556	466	3,134
CEO transition	—	183	—
Litigation and regulatory costs and settlements, net (2)	1,738	1,913	12,407
Other non-recurring items	1,254	957	4,402
ERP implementation and other automation projects	881	3,272	3,254

Total non-recurring and integration charges	$5,678	$8,719	$29,543

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended March 30, 2013, litigation and regulatory costs consisted of $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products, $4.5 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, a $1.3 million judgment related to a French litigation matter we intend to appeal and $3.8 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items are comprised of the following (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012	Twelve Months Ended March 30, 2013
Blackstone monitoring fees	$1,750	$1,750	$7,000
Noncontrolling interests	238	311	708
Loss on modification and extinguishment of debt (1)	1,059	9,308	28,640
Other (2)	683	(2,778)	192

Total other adjustment items	$3,730	$8,591	$36,540

(1)	Loss on modification and extinguishment of debt for the three months ending March 30, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished. Loss on modification and extinguishment of debt for the twelve months ending March 30, 2013 consists of the preceding amounts and $17.2 million in premiums related to the repurchase or redemption of our 10.875% Notes, $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Notes and $0.1 million in legal and other fees, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Notes. Loss on modification and extinguishment of debt for the three months ending March 31, 2012 consists of $8.5 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Other adjustment items applicable for the twelve month period include pre-acquisition EBITDA and future cost savings related to the acquisition of Exos Corporation.

Critical Accounting Policies and Estimates

We have disclosed in our Unaudited Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2012 Annual Report on Form 10-K. We believe that the accounting principles utilized in preparing our Unaudited Condensed Consolidated Financial Statements conform in all material respects to GAAP.

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

Our gross deferred tax asset balance was approximately $253.5 million and $218.8 million at March 30, 2013 and March 31, 2012, respectively, and primarily related to reserves for accounts receivable, inventory, accrued expenses and NOLs (see Note 10 to our Unaudited Condensed Consolidated Financial Statements). As of March 30, 2013 and March 31, 2012, we maintained a valuation allowance of $56.9 million and $15.9 million, respectively, due to uncertainties related to our ability to realize certain NOLs.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. Issuers must also file a notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 30, 2013.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group, L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be affiliates of ours. Since we filed our annual report on Form 10-K on February 28, 2013, Blackstone has informed us that two more of its affiliates have included information in their respective Annual Reports on Form 10-K regarding activities of these portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of March 30, 2013, we have $1,370.0 million of aggregate fixed rate notes and $877.9 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the three months ended March 30, 2013 by $0.5 million. As of March 30, 2013, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.20% as of March 30, 2013. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the three months ended March 30, 2013 would have only increased the rate applicable to our variable debt by 0.20%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Due to the global reach of our business, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to the U.S. dollar compared to the Euro and the Mexican Peso (MXN). Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our European subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies have increased, as have the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

For the three months ended March 30, 2013, sales denominated in foreign currencies accounted for 23.5% of our consolidated net sales, of which 17.2% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the three months ended March 30, 2013, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). These foreign exchange forward contracts expire weekly throughout June 2013.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 40 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries, or less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 400 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 85 pain pump lawsuits.

Defense and Indemnity Claims Related to Pain Pump Claims

Our products liability carriers have accepted coverage of these cases, subject to a reservation of the right to deny coverage for customary matters, including punitive damages and off-label promotion. We have also sought indemnity and tendered the defense of the pain pump cases to the two manufacturers who supplied these pumps to us. Both manufacturers have rejected our tenders of indemnity, but we are cooperating with our first manufacturer in jointly settling cases.

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

Cold Therapy Litigation

Since mid-2010, we have been named in nine multi-plaintiff lawsuits involving a total of 210 plaintiffs, alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by the Company. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried, of which four of these “bellwether” cases are scheduled for trial commencing in July 2013. Discovery is proceeding on these bellwether cases.

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

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2013. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1	Amendment No. 1 and Financing Term Loan Amendment No. 2, dated as of March 21, 2013, among DJO Finance LLC, DJO Holdings LLC, Credit Suisse AG, and each lender party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 25, 2013).

10.2+	Form of Nonstatutory Stock Option Agreement (New Hire Version),

10.3+	Form of Amendment Number One to Nonstatutory Stock Option Agreement (2012 Version).

10.4+	Form of Amended and Restated Nonstatutory Stock Option Agreement (New Hire 2012 Version).

10.5+	Form of Nonstatutory Stock Option Agreement (2013 Version).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of March 30, 2013 and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 30, 2013 and March 31, 2012, (iv) the Unaudited Consolidated Statement of Equity as of March 30, 2013 and December 31, 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: April 29, 2013	By:	/S/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: April 29, 2013	By:	/S/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer