Form 10-Q
period 2013-06-29
DJO Finance LLC
filed 2013-07-26
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of July 26, 2013, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$36,697	$31,223
Accounts receivable, net	179,951	166,742
Inventories, net	144,221	156,315
Deferred tax assets, net	33,283	33,283
Prepaid expenses and other current assets	18,346	18,073

Total current assets	412,498	405,636
Property and equipment, net	104,637	107,035
Goodwill	1,247,729	1,249,305
Intangible assets, net	1,009,537	1,055,531
Other assets	42,628	45,216

Total assets	$2,817,029	$2,862,723

Liabilities and Equity
Current liabilities:
Accounts payable	$52,535	$54,294
Accrued interest	29,929	31,653
Current portion of debt and capital lease obligations	8,620	8,858
Other current liabilities	90,103	93,640

Total current liabilities	181,187	188,445
Long-term debt and capital lease obligations	2,246,132	2,223,816
Deferred tax liabilities, net	243,277	241,202
Other long-term liabilities	16,348	24,850

Total liabilities	2,686,944	2,678,313

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	840,487	839,234
Accumulated deficit	(711,604)	(658,426)
Accumulated other comprehensive (loss) income	(1,492)	1,284

Total membership equity	127,391	182,092
Noncontrolling interests	2,694	2,318

Total equity	130,085	184,410

Total liabilities and equity	$2,817,029	$2,862,723

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$294,745	$285,977	$573,822	$564,924
Cost of sales (exclusive of amortization of intangible assets of $8,771 and $17,559 for the three and six months ended June 29, 2013 and $9,839 and $19,676 for the three and six months ended June 30, 2012, respectively)	118,962	111,802	228,601	220,037

Gross profit	175,783	174,175	345,221	344,887
Operating expenses:
Selling, general and administrative	117,774	114,225	235,609	231,882
Research and development	7,742	7,084	15,721	13,757
Amortization of intangible assets	23,844	24,505	47,675	49,018

	149,360	145,814	299,005	294,657

Operating income	26,423	28,361	46,216	50,230
Other income (expense):
Interest expense	(44,125)	(46,417)	(89,570)	(88,488)
Interest income	52	72	88	105
Loss on modification and extinguishment of debt	—	(90)	(1,059)	(9,398)
Other income (expense), net	(788)	(1,761)	(1,405)	1,061

	(44,861)	(48,196)	(91,946)	(96,720)

Loss before income taxes	(18,438)	(19,835)	(45,730)	(46,490)
Income tax provision	(2,204)	(87)	(7,038)	(2,475)

Net loss	(20,642)	(19,922)	(52,768)	(48,965)
Net income attributable to noncontrolling interests	(172)	(276)	(410)	(587)

Net loss attributable to DJO Finance LLC	$(20,814)	$(20,198)	$(53,178)	$(49,552)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(20,642)	$(19,922)	$(52,768)	$(48,965)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(456) and $869 for the three and six months ended June 29, 2013 and $2,707 and $942 for the three and six months ended June 30, 2012, respectively	(547)	(3,828)	(2,810)	(2,037)

Other comprehensive loss	(547)	(3,828)	(2,810)	(2,037)

Comprehensive loss	(21,189)	(23,750)	(55,578)	(51,002)
Comprehensive income attributable to noncontrolling interests	(215)	(122)	(376)	(502)

Comprehensive loss attributable to DJO Finance LLC	$(21,404)	$(23,872)	$(55,954)	$(51,504)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total membership equity	Noncontrolling interests	Total equity
Balance at December 31, 2012	$839,234	$(658,426)	$1,284	$182,092	$2,318	$184,410
Net (loss) income	—	(53,178)	—	(53,178)	410	(52,768)
Other comprehensive loss, net of taxes	—	—	(2,776)	(2,776)	(34)	(2,810)
Stock-based compensation	1,253	—	—	1,253	—	1,253

Balance at June 29, 2013	$840,487	$(711,604)	$(1,492)	$127,391	$2,694	$130,085

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(52,768)	$(48,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,349	14,989
Amortization of intangible assets	47,675	49,018
Amortization of debt issuance costs and non-cash interest expense	3,931	5,142
Stock-based compensation expense	1,253	2,253
Loss on modification and extinguishment of debt	1,059	9,398
Loss on disposal of assets, net	195	809
Deferred income tax expense (benefit)	3,081	(598)
Provision for doubtful accounts and sales returns	14,054	9,928
Inventory reserves	2,934	3,144
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(28,415)	(15,352)
Inventories	9,848	(9,449)
Prepaid expenses and other assets	5	(2,662)
Accrued interest	(1,721)	2,888
Accounts payable and other current liabilities	(12,926)	(604)

Net cash provided by operating activities	3,554	19,939
Cash flows from investing activities:
Cash paid in connection with acquisition	(1,317)	—
Purchases of property and equipment	(15,220)	(16,218)
Other investing activities, net	(410)	(491)

Net cash used in investing activities	(16,947)	(16,709)
Cash flows from financing activities:
Proceeds from issuance of debt	496,417	751,700
Repayments of debt and capital lease obligations	(474,727)	(739,662)
Payment of debt issuance costs	(2,387)	(25,234)
Investment by parent	—	1,000

Net cash provided by (used in) financing activities	19,303	(12,196)
Effect of exchange rate changes on cash and cash equivalents	(436)	(221)

Net increase in cash and cash equivalents	5,474	(9,187)
Cash and cash equivalents at beginning of period	31,223	38,169

Cash and cash equivalents at end of period	$36,697	$28,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,212	$80,596
Cash paid for taxes, net	$4,730	$2,223

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

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant, and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical physical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 14 for additional information about our reportable segments.

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

The purchase price consisted of a cash payment at closing of $1.3 million, $0.5 million for the purchase of inventory on hand at closing and $0.4 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in March 2014. The inventory payment was made on April 15, 2013. Additionally, there is $0.3 million of contingent consideration payable one year from the acquisition date if certain revenue targets are met by December 31, 2013. Based on the probability of achievement of the revenue targets, we have assigned a fair value of zero to the contingent consideration.

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

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance, beginning of period	$29,194	$38,315
Provision for doubtful accounts and sales returns	14,054	9,928
Write-offs, net of recoveries	(11,589)	(15,842)

Balance, end of period	$31,659	$32,401

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 29, 2013	December 31, 2012
Components and raw materials	$46,019	$50,619
Work in process	7,032	4,563
Finished goods	87,892	94,683
Inventory held on consignment	21,827	23,763

	162,770	173,628
Less inventory reserves	(18,549)	(17,313)

	$144,221	$156,315

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance, beginning of period	$17,313	$14,146
Provision charged to cost of sales	2,934	3,144
Write-offs, net of recoveries	(1,698)	(1,654)

Balance, end of period	$18,549	$15,636

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the six months ended June 29, 2013 are presented below (in thousands):

Balance, beginning of period	$1,249,305
Acquisitions (see Note 2)	363
Foreign currency translation	(1,939)

Balance, end of period	$1,247,729

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

June 29, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,348	$(262,509)	$306,839
Patents and technology	485,819	(212,776)	273,043
Trademarks and trade names	25,758	(5,661)	20,097
Distributor contracts and relationships	4,492	(2,319)	2,173
Non-compete agreements	6,358	(2,404)	3,954

	$1,091,775	$(485,669)	606,106

Indefinite-lived intangible assets:
Trademarks and trade names			403,431

Net identifiable intangible assets			$1,009,537

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$570,221	$(236,228)	$333,993
Patents and technology	485,675	(195,099)	290,576
Trademarks and trade names	25,773	(4,248)	21,525
Distributor contracts and relationships	3,662	(1,659)	2,003
Non-compete agreements	5,547	(1,722)	3,825

	$1,090,878	$(438,956)	651,922

Indefinite lived intangible assets:
Trademarks and trade names			403,609

Net identifiable intangible assets			$1,055,531

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 6.4 years for customer relationships, 9.5 years for patents and technology, 3.1 years for distributor rights, 7.6 years for trademarks and trade names, and 3.2 years for non-compete agreements. Based on our amortizable intangible asset balance as of June 29, 2013, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2013	$47,538
2014	92,344
2015	87,874
2016	83,524
2017	72,377
Thereafter	222,449

$606,106

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 29, 2013	December 31, 2012
Accrued wages and related expenses	$27,368	$29,888
Accrued commissions	13,216	14,182
Accrued rebates	5,928	4,380
Accrued taxes	4,565	6,860
Accrued professional expenses	4,163	4,477
Income taxes payable	2,367	3,525
Other accrued liabilities	32,496	30,328

	$90,103	$93,640

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

Foreign Currency Exchange Rate Contracts. In prior periods we have utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign currency exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of June 29, 2013, we had no foreign currency exchange forward contracts outstanding. While our foreign currency exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	June 29, 2013	December 31, 2012	June 29, 2013	December 31, 2012
Foreign exchange contracts not designated as hedges	$—	92,617	$—	$6,376

The following table summarizes the location and fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 29, 2013	December 31, 2012
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$—	$777

The following table summarizes the effect of derivative instruments on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of (loss) gain	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	$(368)	$652	$(777)	$1,723

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Contingent consideration of $10.0 million related to our December 2012 acquisition of Exos Corporation was measured at a fair value of $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of certain specified milestones and the budgeted 2013 Exos product line revenues. The fair value of the expected payment was then calculated using a 13% discount rate to reflect payment of the contingent consideration in April 2014. As of June 29, 2013, we reevaluated both the probability of achieving the budgeted Exos revenue and the discounted present value of the current estimate of the future contingent payment, resulting in no significant change to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$777	$—	$777

Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

9. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	June 29, 2013	December 31, 2012
Senior secured credit facilities:
Revolving credit facility	$29,000	$3,000
Term Loans:
$857.7 million tranche B term loans, net of unamortized original issuance discount of $8.0 million	849,742	—
$476.5 million new term loans, net of unamortized original issue discount of $7.3 million	—	469,200
$385.5 million extended term loans, net of unamortized original issue discount of $1.5 million	—	383,965
8.75% Second priority senior secured notes, including unamortized original issue premium of $6.0 million and $6.5 million, respectively	336,010	336,509
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000

Total debt	2,254,752	2,232,674

Current maturities	(8,620)	(8,858)

Long-term debt	$2,246,132	$2,223,816

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

The March 20 new term loans were issued at a 1.5% discount. The March 30 new term loans were issued at a 1.0% discount and the December 28 new term loans were issued at par.

On March 21, 2013, we entered into an amendment to the senior secured credit facilities which, among other things, (1) permitted the issuance of $421.4 million of additional term loans issued at par, the proceeds of which were used to prepay existing term loans; (2) extended the maturity of the extended term loans to September 15, 2017; (3) combined the additional term loans and the extended term loans into one new tranche (“tranche B term loans”); (4) reduced the interest rate margin applicable to all borrowings under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.25x for the duration of the agreement. The remaining unamortized original issue discounts from the previous term loan issuances are being amortized over the term of the tranche B term loans using the effective interest method.

As of June 29, 2013, the market values of our tranche B term loans and revolving credit facility were $859.9 million and $26.7 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective March 21, 2013, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of June 29, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.72%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage is reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sales so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the six months ended June 29, 2013.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.25:1 for the trailing twelve months ended June 29, 2013. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of June 29, 2013, our actual senior secured first lien net leverage ratio was 3.19:1, and we were in compliance with all other applicable covenants.

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

As of June 29, 2013, the market value of the 8.75% Notes was $358.1 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 8.75% Notes (8.75% Indenture), prior to March 15, 2015, we have the option to redeem some or all of the 8.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on March 15, 2015, we may redeem some or all of the 8.75% Notes at a redemption price of 104.375% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.188% and 100% of the then outstanding principal balance at March 15, 2016 and 2017, respectively, plus accrued and unpaid interest. Additionally, from time to time, before March 15, 2015, we may redeem up to 35% of the 8.75% Notes at a redemption price equal to 108.75% of the then outstanding principal balance, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the 8.75% Notes issued remains outstanding.

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

As of June 29, 2013, the market value of the 9.875% Notes was $459.8 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 9.875% Notes (the 9.875% Indenture), prior to April 15, 2015, we have the option to redeem some or all of the 9.875% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on April 15, 2015, we may redeem some or all of the 9.875% Notes at a redemption price of 104.938% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 102.469% and 100% of the then outstanding principal balance at April 2016 and 2017, respectively. Additionally, from time to time, before April 15, 2015, we may redeem up to 35% of the 9.875% Notes at a redemption price equal to 109.875% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the 9.875% Notes issued remains outstanding.

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

As of June 29, 2013, the market value of the 7.75% Notes was $294.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 7.75% Notes (the 7.75% Indenture), prior to April 15, 2014, we have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. Beginning on April 15, 2014, we may redeem some or all of the 7.75% Notes at a redemption price of 105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively. Additionally, from time to time, before April 15, 2014, we may redeem up to 35% of the 7.75% Notes at a redemption price equal to 107.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of us or our direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the 7.75% Notes issued remains outstanding.

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

As of June 29, 2013, the market value of the 9.75% Notes was $303.8 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 9.75% Notes (the 9.75% Indenture), prior to October 15, 2013, we have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. Beginning on October 15, 2013, we may redeem some or all of the 9.75% Notes at a redemption price of 107.313% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 104.875%, 102.438% and 100% of the then outstanding principal balance at October 15, 2014, 2015 and 2016, respectively. Additionally, from time to time, before October 15, 2013, we may redeem up to 35% of the 9.75% Notes at a redemption price equal to 109.75% of the principal amount then outstanding, plus accrued and unpaid interest, in each case, with proceeds we raise, or a direct or indirect parent company raises, in certain offerings of equity of DJOFL or its direct or indirect parent companies, as long as at least 65% of the aggregate principal amount of the 9.75% Notes issued remains outstanding.

Change of Control

Upon the occurrence of a change of control, unless DJOFL has previously sent or concurrently sends a notice exercising its optional redemption rights with respect to its 8.75% Notes, 9.875% Notes, 7.75% Notes, and 9.75% Notes (collectively, the Notes), DJOFL will be required to make an offer to repurchase all of the Notes at 101% of the then outstanding principal balance, plus accrued and unpaid interest.

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 29, 2013, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those covenants. A breach of any of these covenants in the future could result in a default under the senior secured credit facilities, the 8.75% Indenture, the 9.75% Indenture, the 9.875% Indenture and the 7.75% Indenture (collectively, the Indentures), at which time the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Loss on Modification and Extinguishment of Debt

During the six months ended June 29, 2013, we recognized a loss on modification and extinguishment of debt of $1.1 million, consisting of $0.9 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

During the six months ended June 30, 2012, we recognized a loss on modification and extinguishment of debt of $9.4 million, consisting of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

Debt Issuance Costs

As of June 29, 2013 and December 31, 2012, we had $39.4 million and $41.6 million, respectively, of unamortized debt issuance costs, which are included in other assets in our Consolidated Balance Sheets. During the three months ended June 29, 2013, we did not capitalize any debt issuance costs. During the six months ended June 29, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities. During the three months and six months ended June 30, 2012, we capitalized $0.3 million and $15.9 million, respectively, of debt issuance costs incurred in connection with the issuance of $230.0 million aggregate principal of 8.75% Notes and the March 2012 amendment and extension of our senior secured credit facilities.

For the three and six months ended June 29, 2013, amortization of debt issuance costs was $1.8 million and $3.6 million, respectively. For the three and six months ended June 30, 2012, amortization of debt issuance costs was $2.6 million and $4.6 million, respectively. Amortization of debt issuance costs was included in interest expense in our Consolidated Statements of Operations for each of the periods presented.

10. INCOME TAXES

Income taxes for the interim periods presented have been included in our Unaudited Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amounts which would have been recorded using the U.S. statutory tax rate due primarily to certain valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, and deferred taxes on the assumed repatriation of foreign earnings.

For the three and six months ended June 29, 2013, we recorded income tax expense of approximately $2.2 million and $7.0 million on pre-tax losses of $18.4 million and $45.7 million, resulting in negative effective tax rates of 12.0% and 15.4%, respectively. For the three and six months ended June 30, 2012, we recorded income tax expense of $0.1 million and $2.5 million, respectively, on a pre-tax loss of $19.8 million and $46.5 million, respectively, resulting in negative effective tax rates of 0.4% and 5.3%, respectively. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2012 and 2013 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $8.0 million and $21.3 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and six months ended June 29, 2013. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2008.

At June 29, 2013, our gross unrecognized tax benefits were $13.6 million reflecting an increase of $1.3 million from the unrecognized amount of $12.3 million at December 31, 2012. As of June 29, 2013, we have $2.2 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.8 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of June 29, 2013, we have unrecognized various foreign and U.S. state tax benefits of approximately $4.9 million, which, if recognized, would impact our effective tax rate in future periods.

11. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock Option Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (2007 Plan) under which we are authorized to grant awards of stock, options, and other stock-based awards of shares of common stock of our indirect parent, DJO, subject to adjustment in certain events. The total number of shares available to grant under the 2007 plan is 10,575,529.

Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant and will expire no more than ten years from the date of grant.

Options granted prior to 2012 vest as follows: one-third of each stock option grant vests over a specified period of time contingent solely upon the awardees’ continued employment with us (Time-Based Options). Another one-third of each stock option grant will vest upon achieving a minimum return of money on invested capital (MOIC), as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Options). The final one-third of each stock option grant will vest based upon achieving an increased minimum return of MOIC, as defined, with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Enhanced Market Return Options).

Options granted to employees in 2012 vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event Blackstone achieves a minimum return of MOIC with respect to Blackstone’s aggregate investment in DJO’s capital stock following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

In February 2013, 310,000 options previously granted to new employees in 2012 were amended to convert one-third of such options into Time-Based Options, with the remaining two-thirds continuing to be Performance Options. Additionally, all 2012 Performance Options were amended to allow for vesting of the 2012 Adjusted EBITDA tranche if the 2013 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA over the amount reflected in the 2013 financial plan.

Options granted to members of our Board of Directors, other than the Chairman of the Board and one other board member, vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. These time-based vesting options granted to the directors specified above are referred to herein as Director Service Options. The options granted to the Chairman of the Board and the other board member vest as follows: one-third of the stock option grant vests in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as a director; one-third of the stock option grant will vest in the same manner as the Market Return Options; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Options.

Stock-Based Compensation

During the six months ended June 29, 2013, the compensation committee granted 522,000 options to employees, of which 428,667 were Performance Options and 93,333 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options and the Director Service Options granted during the six months ended June 29, 2013 were $5.81 and $5.80, respectively.

During the six months ended June 30, 2012, we granted 2,139,600 Performance Options to employees, 303,767 options to DJO’s Chairman of the Board, and 18,400 Director Service Options to certain members of our Board of Directors. The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the six months ended June 30, 2012 was $6.08.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options granted:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Expected volatility	34.8%	35.3%	34.8-35.1%	35.3%
Risk-free interest rate	0.9%	1.5%	0.7-0.9%	1.5%
Expected years until exercise	6.2	6.2	6.2	6.2
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of goods sold	$17	$57	$36	$96
Operating Expenses:
Selling, general and administrative	668	1,303	1,198	2,094
Research and development	5	35	19	63

	$690	$1,395	$1,253	$2,253

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we have not recognized expense for any of the options which have the potential to vest in 2013. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2014 and 2015, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options granted in 2012 or 2013.

In each of the periods presented above, for the options granted prior to 2012, we recognized stock-based compensation expense only for Time-Based Options granted to employees, as the performance components of the Market Return and Enhanced Market Return Options are not deemed probable at this time.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, General and Administrative expense in our Consolidated Statements of Operations.

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six month periods presented, we expensed $1.75 million and $3.50 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 21 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 410 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 100 pain pump lawsuits. As of June 29, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

Pain Pump-Related HIPAA Subpoena

In August 2010, we were served with a subpoena under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) seeking numerous documents related to our activities involving the pain pumps discussed above. The subpoena, which was issued by the United States Attorney’s Office for the Central District of California, refers to a criminal investigation by the Department of Justice (DOJ) and the U.S. Food and Drug Administration (FDA) of federal health care offenses. We have produced documents that are responsive to the subpoena. We believe that our actions related to our prior distribution of these pain pumps have been in compliance with applicable legal standards.

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

Cold Therapy Litigation

Since mid-2010, DJO has been named in nine multi-plaintiff lawsuits involving a total of 185 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial the week of July 22, 2013, with three other bellwether cases selected for consecutive trials during the remainder of 2013. As of June 29, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

BGS Qui Tam Action

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 and May 2010 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. We believe that our marketing activities are in compliance with applicable Federal and state law. The case is proceeding to the discovery phase. The government has decided not to intervene in the case at this time. We can make no assurance as to the resources that will be needed to respond to this case or the final outcome of such action.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses and various non-recurring and integration charges, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined in the senior secured credit facilities. We do not allocate assets to reportable segments because a significant portion of our assets are shared by segments.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Bracing and Vascular	$119,368	$113,394	$227,508	$219,238
Recovery Sciences	77,238	84,025	152,759	167,735
Surgical Implant	21,382	18,093	42,865	35,973
International	76,757	70,465	150,690	141,978

	$294,745	$285,977	$573,822	$564,924

Gross profit:
Bracing and Vascular	$60,979	$58,214	$116,656	$113,404
Recovery Sciences	57,952	63,160	114,870	125,949
Surgical Implant	15,384	13,530	31,086	27,188
International	43,049	39,985	84,984	79,881
Expenses not allocated to segments and eliminations	(1,581)	(714)	(2,375)	(1,535)

	$175,783	$174,175	$345,221	$344,887

Operating income:
Bracing and Vascular	$22,886	$22,849	$40,405	$43,145
Recovery Sciences	20,216	22,861	38,413	43,107
Surgical Implant	2,506	1,577	4,390	3,313
International	14,674	14,048	30,615	28,994
Expenses not allocated to segments and eliminations	(33,859)	(32,974)	(67,607)	(68,329)

	$26,423	$28,361	$46,216	$50,230

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
United States	$217,988	$215,514	$423,132	$422,947
Other Europe, Middle East and Africa	36,932	33,382	72,261	68,417
Germany	22,298	21,456	45,352	44,419
Australia and Asia Pacific	8,290	7,014	15,445	12,911
Canada	6,726	6,071	13,026	11,962
Latin America	2,511	2,540	4,606	4,268

	$294,745	$285,977	$573,822	$564,924

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,434	$607	$19,650	$6	$36,697
Accounts receivable, net	—	138,268	41,683	—	179,951
Inventories, net	—	119,262	34,326	(9,367)	144,221
Deferred tax assets, net	—	33,106	177	—	33,283
Prepaid expenses and other current assets	73	13,682	4,336	255	18,346

Total current assets	16,507	304,925	100,172	(9,106)	412,498
Property and equipment, net	—	92,387	12,596	(346)	104,637
Goodwill	—	1,168,479	108,291	(29,041)	1,247,729
Intangible assets, net	—	990,294	19,243	—	1,009,537
Investment in subsidiaries	1,297,699	1,682,639	79,322	(3,059,660)	—
Intercompany receivables	1,058,447	—	—	(1,058,447)	—
Other non-current assets	39,410	1,670	1,544	4	42,628

Total assets	$2,412,063	$4,240,394	$321,168	$(4,156,596)	$2,817,029

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$42,715	$9,830	$(10)	$52,535
Current portion of debt and capital lease obligations	8,620	—	—	—	8,620
Other current liabilities	29,920	65,014	24,961	137	120,032

Total current liabilities	38,540	107,729	34,791	127	181,187
Long-term debt and capital lease obligations	2,246,132	—	—	—	2,246,132
Deferred tax liabilities, net	—	236,426	6,851	—	243,277
Intercompany payables, net	—	780,216	142,573	(922,789)	—
Other long-term liabilities	—	14,577	1,771	—	16,348

Total liabilities	2,284,672	1,138,948	185,986	(922,662)	2,686,944
Noncontrolling interests	—	—	2,694	—	2,694
Total membership equity	127,391	3,101,446	132,488	(3,233,934)	127,391

Total liabilities and equity	$2,412,063	$4,240,394	$321,168	$(4,156,596)	$2,817,029

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$256,118	$73,880	$(35,253)	$294,745
Cost of sales (exclusive of amortization of intangible assets of $8,771)	—	106,517	50,626	(38,181)	118,962

Gross profit	—	149,601	23,254	2,928	175,783
Operating expenses:
Selling, general and administrative	—	93,774	23,994	6	117,774
Research and development	—	6,787	955	—	7,742
Amortization of intangible assets	—	22,485	1,359	—	23,844

	—	123,046	26,308	6	149,360

Operating income (loss)	—	26,555	(3,054)	2,922	26,423
Other (expense) income:
Interest expense	(44,066)	—	(59)	—	(44,125)
Interest income	5	21	26	—	52
Loss on modification and extinguishment of debt	—	—	—	—	—
Other income (expense), net	—	89	(877)	—	(788)
Intercompany income (expense), net	—	361	(632)	271	—
Equity in income (loss) of subsidiaries, net	23,247	—	—	(23,247)	—

	(20,814)	471	(1,542)	(22,976)	(44,861)

(Loss) income before income taxes	(20,814)	27,026	(4,596)	(20,054)	(18,438)
Income tax provision	—	(872)	(1,332)	—	(2,204)

Net (loss) income	(20,814)	26,154	(5,928)	(20,054)	(20,642)
Net income attributable to noncontrolling interests	—	—	(172)	—	(172)

Net (loss) income attributable to DJOFL	$(20,814)	$26,154	$(6,100)	$(20,054)	$(20,814)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$493,827	$142,396	$(62,401)	$573,822
Cost of sales (exclusive of amortization of intangible assets of $17,559)	—	202,901	95,618	(69,918)	228,601

Gross profit	—	290,926	46,778	7,517	345,221
Operating expenses:
Selling, general and administrative	—	189,373	46,230	6	235,609
Research and development	—	13,804	1,917	—	15,721
Amortization of intangible assets	—	44,982	2,693	—	47,675

	—	248,159	50,840	6	299,005

Operating income (loss)	—	42,767	(4,062)	7,511	46,216
Other (expense) income:
Interest expense	(89,489)	—	(81)	—	(89,570)
Interest income	8	46	34	—	88
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other expense, net	—	(77)	(1,328)	—	(1,405)
Intercompany income (expense), net	—	707	(867)	160	—
Equity in income (loss) of subsidiaries, net	37,362	—	—	(37,362)	—

	(53,178)	676	(2,242)	(37,202)	(91,946)

(Loss) income before income taxes	(53,178)	43,443	(6,304)	(29,691)	(45,730)
Income tax provision	—	(4,136)	(2,902)	—	(7,038)

Net (loss) income	(53,178)	39,307	(9,206)	(29,691)	(52,768)
Net income attributable to noncontrolling interests	—	—	(410)	—	(410)

Net (loss) income attributable to DJOFL	$(53,178)	$39,307	$(9,616)	$(29,691)	$(53,178)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(20,814)	$26,154	$(5,928)	$(20,054)	$(20,642)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $456	—	—	(547)	—	(547)

Other comprehensive loss	—	—	(547)	—	(547)

Comprehensive (loss) income	(20,814)	26,154	(6,475)	(20,054)	(21,189)

Comprehensive income attributable to noncontrolling interests	—	—	(215)	—	(215)

Comprehensive (loss) income attributable to DJO Finance LLC	$(20,814)	$26,154	$(6,690)	$(20,054)	$(21,404)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(53,178)	$39,307	$(9,206)	$(29,691)	$(52,768)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $869	—	—	(2,810)	—	(2,810)

Other comprehensive loss	—	—	(2,810)	—	(2,810)

Comprehensive (loss) income	(53,178)	39,307	(12,016)	(29,691)	(55,578)

Comprehensive income attributable to noncontrolling interests	—	—	(376)	—	(376)

Comprehensive (loss) income attributable to DJO Finance LLC	$(53,178)	$39,307	$(12,392)	$(29,691)	$(55,954)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(53,178)	$39,307	$(9,206)	$(29,691)	$(52,768)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	12,996	2,486	(133)	15,349
Amortization of intangible assets	—	44,982	2,693	—	47,675
Amortization of debt issuance costs and non-cash interest expense	3,931	—	—	—	3,931
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	1,253	—	—	1,253
Loss on disposal of assets, net	—	135	60	—	195
Deferred income tax expense	—	2,924	157	—	3,081
Provision for doubtful accounts and sales returns	—	13,910	144	—	14,054
Inventory reserves	—	3,055	(121)	—	2,934
Equity in income of subsidiaries, net	(37,362)	—	—	37,362	—
Changes in operating assets and liabilities:
Accounts receivable	—	(22,590)	(5,825)	—	(28,415)
Inventories	—	10,383	5,622	(6,157)	9,848
Prepaid expenses and other assets	87	1,186	(1,437)	169	5
Accounts payable and other current liabilities	(1,592)	(14,983)	1,113	815	(14,647)

Net cash (used in) provided by operating activities	(87,055)	92,558	(4,314)	2,365	3,554
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(1,317)	—	(1,317)
Purchases of property and equipment	—	(12,100)	(3,107)	(13)	(15,220)
Other investing activities, net	—	(209)	(201)	—	(410)

Net cash used in investing activities	—	(12,309)	(4,625)	(13)	(16,947)
Cash Flows from Financing Activities:
Intercompany	71,010	(82,764)	14,106	(2,352)	—
Proceeds from issuance of debt	496,417	—	—	—	496,417
Repayments of debt and capital lease obligations	(474,727)	—	—	—	(474,727)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	90,313	(82,764)	14,106	(2,352)	19,303
Effect of exchange rate changes on cash and cash equivalents	—	—	(436)	—	(436)

Net increase (decrease) in cash and cash equivalents	3,258	(2,515)	4,731	—	5,474
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$16,434	$607	$19,650	$6	$36,697

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$253,569	$67,363	$(34,955)	$285,977
Cost of sales (exclusive of amortization of intangible assets of $9,839)	—	102,472	44,220	(34,890)	111,802

Gross profit	—	151,097	23,143	(65)	174,175
Operating expenses:
Selling, general and administrative	—	92,666	21,550	9	114,225
Research and development	—	5,855	1,229	—	7,084
Amortization of intangible assets	—	23,510	995	—	24,505

	—	122,031	23,774	9	145,814

Operating income (loss)	—	29,066	(631)	(74)	28,361
Other income (expense):
Interest expense	(46,397)	—	(20)	—	(46,417)
Interest income	6	21	45	—	72
Loss on modification and extinguishment of debt	(90)	—	—	—	(90)
Other income (expense), net	—	658	(2,419)	—	(1,761)
Intercompany income (expense)	—	(101)	266	(165)	—
Equity in income (loss) of subsidiaries, net	26,283	—	—	(26,283)	—

	(20,198)	578	(2,128)	(26,448)	(48,196)

(Loss) income before income taxes	(20,198)	29,644	(2,759)	(26,522)	(19,835)
Income tax (provision) benefit	—	(2,268)	(1,334)	3,515	(87)

Net (loss) income	(20,198)	27,376	(4,093)	(23,007)	(19,922)
Net income attributable to noncontrolling interests	—	—	(276)	—	(276)

Net (loss) income attributable to DJOFL	$(20,198)	$27,376	$(4,369)	$(23,007)	$(20,198)

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
Other (expense) income:
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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(20,198)	$27,376	$(4,093)	$(23,007)	$(19,922)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $2,707	—	—	(3,828)	—	(3,828)

Other comprehensive loss	—	—	(3,828)	—	(3,828)

Comprehensive (loss) income	(20,198)	27,376	(7,921)	(23,007)	(23,750)

Comprehensive income attributable to noncontrolling interests	—	—	(122)	—	(122)

Comprehensive (loss) income attributable to DJO Finance LLC	$(20,198)	$27,376	$(8,043)	$(23,007)	$(23,872)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended June 30, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(49,552)	$46,789	$(6,323)	$(39,879)	$(48,965)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $942	—	—	(2,037)	—	(2,037)

Other comprehensive loss	—	—	(2,037)	—	(2,037)

Comprehensive (loss) income	(49,552)	46,789	(8,360)	(39,879)	(51,002)

Comprehensive income attributable to noncontrolling interests	—	—	(502)	—	(502)

Comprehensive (loss) income attributable to DJO Finance LLC	$(49,552)	$46,789	$(8,862)	$(39,879)	$(51,504)

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

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Bracing and Vascular:
Net sales	$119,368	$113,394	$227,508	$219,238
Gross profit	60,979	58,214	116,656	113,404
Gross profit margin	51.1%	51.3%	51.3%	51.7%
Operating income	22,886	22,849	40,405	43,145
Operating income as a percent of net segment sales	19.2%	20.2%	17.8%	19.7%
Recovery Sciences:
Net sales	$77,238	$84,025	$152,759	$167,735
Gross profit	57,952	63,160	114,870	125,949
Gross profit margin	75.0%	75.2%	75.2%	75.1%
Operating income	20,216	22,861	38,413	43,107
Operating income as a percent of net segment sales	26.2%	27.2%	25.1%	25.7%
Surgical Implant:
Net sales	$21,382	$18,093	$42,865	$35,973
Gross profit	15,384	13,530	31,086	27,188
Gross profit margin	71.9%	74.8%	72.5%	75.6%
Operating income	2,506	1,577	4,390	3,313
Operating income as a percent of net segment sales	11.7%	8.7%	10.2%	9.2%
International:
Net sales	$76,757	$70,465	$150,690	$141,978
Gross profit	43,049	39,985	84,984	79,881
Gross profit margin	56.1%	56.7%	56.4%	56.3%
Operating income	14,674	14,048	30,615	28,994
Operating income as a percent of net segment sales	19.1%	19.9%	20.3%	20.4%

Results of Operations

Changes in our financial results include the impact of changes in foreign currency exchange rates in the current year. We provide “constant currency” calculations to remove the impact of this item from our results of operations.

When we use the term “constant currency,” it means that we have translated financial data for a period into U.S. Dollars using the same foreign currency exchange rates that we used to translate financial data for the previous period. We believe that this calculation is a useful measure, indicating the actual growth of our operations.

The constant currency financial measure is used to supplement measures that are in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). This financial measure is not a measure of financial performance under GAAP, and should not be considered as an alternative to measures presented in accordance with GAAP.

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2013		June 30, 2012		June 29, 2013		June 30, 2012
Net sales	$294,745	100.0%	$285,977	100.0%	$573,822	100.0%	$564,924	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	118,962	40.4	111,802	39.1	228,601	39.8	220,037	38.9

Gross profit	175,783	59.6	174,175	60.9	345,221	60.2	344,887	61.1
Operating expenses:
Selling, general and administrative	117,774	40.0	114,225	39.9	235,609	41.1	231,882	41.0
Research and development	7,742	2.6	7,084	2.5	15,721	2.7	13,757	2.5
Amortization of intangible assets	23,844	8.1	24,505	8.6	47,675	8.3	49,018	8.7

	149,360	50.7	145,814	51.0	299,005	52.1	294,657	52.2

Operating income	26,423	8.9	28,361	9.9	46,216	8.1	50,230	8.9
Other income (expense):
Interest expense	(44,125)	(15.0)	(46,417)	(16.2)	(89,570)	(15.6)	(88,488)	(15.7)
Interest income	52	0.0	72	0.0	88	0.0	105	0.0
Loss on modification of debt	—	—	(90)	(0.1)	(1,059)	(0.2)	(9,398)	(1.7)
Other (expense) income, net	(788)	(0.2)	(1,761)	(0.6)	(1,405)	(0.3)	1,061	0.2

	(44,861)	(15.2)	(48,196)	(16.9)	(91,946)	(16.1)	(96,720)	(17.2)

Loss before income taxes	(18,438)	(6.3)	(19,835)	(7.0)	(45,730	(8.0)	(46,490)	(8.3)
Income tax (provision) benefit	(2,204)	(0.7)	(87)	(0.0)	(7,038)	(1.2)	(2,475)	(0.4)

Net loss	(20,642)	(7.0)	(19,922)	(7.0)	(52,768)	(9.2)	(48,965)	(8.7)
Net income attributable to noncontrolling interests	(172)	(0.1)	(276)	(0.1)	(410)	(0.1)	(587)	(0.1)

Net loss attributable to DJO Finance LLC	$(20,814)	(7.1)%	$(20,198)	(7.1)%	$(53,178)	(9.3)%	$(49,552)	(8.8)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,771 and $17,559 for the three and six months ended June 29, 2013, respectively, and $9,839 and $19,676 for the three and six months ended June 30, 2012, respectively.

Three Months Ended June 29, 2013 (second quarter 2013) compared to Three Months Ended June 30, 2012 (second quarter 2012)

Net Sales. Net sales for second quarter 2013 were $294.7 million, representing a 3.1% increase from net sales of $286.0 million for second quarter 2012. In constant currency, net sales increased by $8.2 million, or 2.9%, to $294.2 million for second quarter 2013 from $286.0 million for second quarter 2012.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Second Quarter 2013	% of Net Sales	Second Quarter 2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$119,368	40.5%	$113,394	39.7%	$5,974	5.3%
Recovery Sciences	77,238	26.2	84,025	29.4	(6,787)	(8.1)
Surgical Implant	21,382	7.3	18,093	6.3	3,289	18.2
International	76,757	26.0	70,465	24.6	6,292	8.9

	$294,745	100.0%	$285,977	100.0%	$8,768	3.1%

Net sales in our Bracing and Vascular segment were $119.4 million for second quarter 2013, increasing 5.3% from net sales of $113.4 million for second quarter 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $77.2 million for second quarter 2013, decreasing 8.1% from net sales of $84.0 million for second quarter 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and slow market conditions for capital equipment sold by our Chattanooga business unit.

Net sales in our Surgical Implant segment were $21.4 million for second quarter 2013, increasing 18.2% from net sales of $18.1 million for second quarter 2012. The increase was driven primarily by strong sales of new products and improved sales execution.

Net sales in our International segment were $76.8 million for second quarter 2013, increasing 8.9% from net sales of $70.5 million for second quarter 2012. In constant currency, excluding a favorable impact of $0.5 million related to changes in foreign exchange rates in effect in second quarter 2013 compared to the rates in effect in second quarter 2012, net sales for second quarter 2013 for the International segment increased 8.2% compared to net sales for second quarter 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.6% for second quarter 2013, compared to 60.9% for second quarter 2012. The decrease in gross profit as a percentage of net sales is primarily due to a lower margin mix of products sold.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.1% for second quarter 2013, compared to 51.3% for second quarter 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.0% for second quarter 2013, compared to 75.2% for second quarter 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 71.9% for second quarter 2013, compared to 74.8% for second quarter 2012. The decrease was primarily driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales decreased to 56.1% for second quarter 2013, from 56.7% for second quarter 2012. The decrease was primarily driven by a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A increased to $117.8 million for second quarter 2013, from $114.2 million for second quarter 2012. As a percentage of sales, SG&A expense remained fairly consistent at 40.0% for second quarter 2013, compared to 39.9% for second quarter 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Second Quarter 2013	Second Quarter 2012
Integration charges:
Commercial and global business unit reorganization and integration	$1,248	$1,364
Acquisition related expenses and integration	218	285
Litigation and regulatory costs and settlements, net	2,203	912
Other non-recurring items	72	780
Automation projects	740	1,038

	$4,481	$4,379

Research and Development (R&D). R&D expense was $7.7 million and $7.1 million for second quarter 2013 and second quarter 2012, respectively. As a percentage of sales, R&D expense increased slightly to 2.6% in second quarter 2013 from 2.5% in second quarter 2012, reflecting an increase in our new product development activities, including expenses incurred in 2013 by Exos, which we acquired in December 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $23.8 million and $24.5 million for second quarter 2013 and second quarter 2012, respectively. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Interest Expense. Interest expense was $44.1 million and $46.4 million for second quarter 2013 and second quarter 2012, respectively. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Other Expense. Other expense was $0.8 million and $1.8 million for second quarter 2013 and second quarter 2012, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax Provision. For second quarter 2013, we recorded income tax expense of $2.2 million on pre-tax losses of $18.4 million, resulting in a negative effective tax rate of 12.0%. For second quarter 2012, we recorded income tax expense of $0.1 million, on pre-tax losses of $19.8 million, resulting in a negative effective tax rate of 0.4%. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Six Months Ended June 29, 2013 (first half 2013) compared to Six Months Ended June 30, 2012 (first half 2012)

Net Sales. Net sales for first half 2013 were $573.8 million, representing a 1.6% increase from net sales of $564.9 million for first half 2012. In constant currency, net sales increased by $8.2 million, or 1.5%, to $573.2 million for first half 2013 from $565.0 million for first half 2012.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Half 2013	% of Net Sales	First Half 2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$227,508	39.6%	$219,238	38.9%	$8,270	3.8%
Recovery Sciences	152,759	26.6	167,735	29.7	(14,976)	(8.9)
Surgical Implant	42,865	7.5	35,973	6.4	6,892	19.2
International	150,690	26.3	141,978	25.0	8,712	6.1

	$573,822	100.0%	$564,924	100.0%	$8,898	1.6%

Net sales in our Bracing and Vascular segment were $227.5 million for first half 2013, increasing 3.8% from net sales of $219.2 million for first half 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $152.8 million for first half 2013, decreasing 8.9% from net sales of $167.7 million for first half 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit, slow market conditions for capital equipment sold by our Chattanooga business unit and certain distribution changes in our CMF business.

Net sales in our Surgical Implant segment were $42.9 million for first half 2013, increasing 19.2% from net sales of $36.0 million for first half 2012. The increase was driven primarily by strong sales of new products and improved sales execution.

Net sales in our International segment were $150.7 million for first half 2013, increasing 6.1% from net sales of $142.0 million for first half 2012. In constant currency, excluding a favorable impact of $0.7 million related to changes in foreign exchange rates in effect in first half 2013 compared to the rates in effect in first half 2012, net sales for first half 2013 for the International segment increased 5.7% compared to net sales for first half 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 60.2% for first half 2013, compared to 61.1% for first half 2012. The decrease in gross profit as a percentage of net sales is primarily due to a lower margin mix of products sold.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.3% for first half 2013, compared to 51.7% for first half 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.2% for first half 2013, improving from 75.1% for first half 2012 due primarily to a higher margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 72.5% for first half 2013, compared to 75.6% for first half 2012. The decrease was primarily driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales increased to 56.4% for first half 2013, from 56.3% for first half 2012. The increase was primarily driven by a higher margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A increased to $235.6 million for first half 2013, from $231.9 million for first half 2012. As a percentage of sales, SG&A expense remained fairly consistent at 41.1% for first half 2013, compared to 41.0% for first half 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Half 2013	First Half 2012
Integration charges:
Commercial and global business unit reorganization and integration	$2,033	$3,261
Acquisition related expenses and integration	569	579
CEO transition	—	183
Litigation and regulatory costs and settlements, net	3,941	2,825
Other non-recurring items	1,196	1,507
Automation projects	1,621	3,897

	$9,360	$12,252

Research and Development (R&D). R&D expense was $15.7 million and $13.8 million for first half 2013 and first half 2012, respectively. As a percentage of sales, R&D expense increased to 2.7% in first half 2013 from 2.5% in first half 2012, reflecting an increase in our new product development activities, including expenses incurred in 2013 by Exos, which we acquired in December 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $47.7 million and $49.0 million for first half 2013 and first half 2012, respectively. The decrease is due to certain intangible assets reaching full amortization partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Interest Expense. Interest expense was $89.6 million and $88.5 million for first half 2013 and first half 2012, respectively. The increase is due to an increase in the total amount of outstanding borrowings during first half 2013, as compared to first half 2012.

Other (Expense) Income, Net. Other (expense) income was $(1.4) million and $1.1 million for first half 2013 and first half 2012, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax Provision. For first half 2013, we recorded income tax expense of $7.0 million on pre-tax losses of $45.7 million, resulting in a negative effective tax rate of 15.4%. For first half 2012, we recorded an income tax expense of $2.5 million, on pre-tax losses of $46.5 million, resulting in a negative effective tax rate of 5.3%. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of June 29, 2013, our primary sources of liquidity consisted of cash and cash equivalents totaling $36.7 million and our $100.0 million revolving credit facility, of which $71.0 million was available. Working capital at June 29, 2013 was $231.3 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our senior secured credit facilities, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the senior secured credit facilities in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	First Half 2013	First Half 2012
Cash provided by operating activities	$3,554	$19,939
Cash used in investing activities	(16,947)	(16,709)
Cash provided by (used in) financing activities	19,303	(12,196)
Effect of exchange rate changes on cash and cash equivalents	(436)	(221)

Net increase in cash and cash equivalents	$5,474	$(9,187)

Cash Flows

Operating activities provided cash of $3.6 million and $19.9 million in first half 2013 and first half 2012, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $87.2 million and $80.6 million in first half 2013 and first half 2012, respectively.

Investing activities used $16.9 million and $16.7 million of cash in first half 2013 and first half 2012, respectively. Cash used in investing activities for first half 2013 primarily consisted of $15.2 million for purchases of property and equipment and $1.3 million related to the acquisition of assets from our vascular distributor in Australia. Cash used in investing activities for first half 2012 primarily consisted of $16.2 million of cash for purchases of property and equipment.

Financing activities provided $19.3 million of cash for first half 2013 and used $12.2 million of cash for first half 2012. Cash provided in financing activities in first half 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility. Cash used in financing activities in first half 2012 consisted of proceeds from the borrowings under our senior secured credit facilities and the 8.75% Notes, offset by payments of the senior secured credit facilities and the 10.875% senior unsecured notes (10.875% Notes) due 2014 and the payment of $25.2 million of debt issuance costs.

For the remainder of 2013, we expect to spend cash of approximately $105.7 million for the following:

•	$21.2 million for scheduled principal and estimated interest payments on our senior secured credit facilities;

•	$62.4 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$22.1 million for capital expenditures.

Indebtedness

As of June 29, 2013, our total indebtedness was $2,256.7 million, exclusive of net aggregate unamortized original issue discounts of $2.0 million. The principal amount and carrying value of our debt was as follows for June 29, 2013 and December 31, 2012:

	June 29, 2013		December 31, 2012
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$29,000	$29,000	$3,000	$3,000
Term loans	857,710	849,742	862,021	853,165

	886,710	878,742	865,021	856,165
Note financing:
8.75% second priority senior secured notes	330,000	336,010	330,000	336,509
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,376,010	1,370,000	1,376,509

Total indebtedness	$2,256,710	$2,254,752	$2,235,021	$2,232,674

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at June 29, 2013 consist of $857.7 million of term loans which mature on September 15, 2017. Of the $100.0 million total revolving credit facility which matures on March 15, 2017, $29.0 million was outstanding as of June 29, 2013.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of June 29, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.72%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended June 29, 2013. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of June 29, 2013, our actual senior secured first lien leverage ratio was within the required ratio at 3.19:1.

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 29, 2013, measured on that date, was 1.50:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of June 29, 2013:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facilities:
Maximum ratio of consolidated senior secured first lien debt to Adjusted EBITDA	4.25:1	3.19:1
Notes:
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.50:1

As described above, our senior secured credit facilities and the Notes governed by the Indentures represent significant components of our capital structure. Under the senior secured credit facilities, we are required to maintain compliance with a specified senior secured first lien leverage ratio and which ratio is determined based on our Adjusted EBITDA. If we fail to comply with the senior secured first lien leverage ratio under our senior secured credit facilities, we would be in default. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facilities. Any acceleration under the senior secured credit facilities would also result in a default under the Indentures governing the Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our and our subsidiaries’ ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended June 29, 2013 and June 30, 2012 and the twelve months ended June 29, 2013 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Six Months Ended		Twelve Months Ended June 29, 2013
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss attributable to DJO Finance LLC	$(20,814)	$(20,198)	$(53,178)	$(49,552)	$(122,776)
Interest expense, net	44,073	46,345	89,482	88,383	183,953
Income tax provision	2,204	87	7,038	2,475	(341)
Depreciation and amortization	31,454	32,169	63,025	64,007	126,477
Non-cash charges (a)	1,105	1,794	2,075	2,638	10,179
Non-recurring and integration charges (b)	5,891	5,257	11,569	13,976	30,177
Other adjustment items, before adjustments applicable for the twelve month periods only (c)	2,777	3,946	6,507	12,537	35,371

Adjusted EBITDA before other adjustment items applicable for the twelve month period only					263,040

Other adjustment items applicable for the twelve month period only (d):
Pre-acquisition Adjusted EBITDA					582
Future cost savings related to recent acquisitions					125

Adjusted EBITDA	$66,690	$69,400	$126,518	$134,464	$263,747

(a)	Non-cash charges are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended June 29, 2013
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock compensation expense	$690	$1,395	$1,254	$2,253	$1,340
Impairment of goodwill and intangible assets	—	—	—	—	7,397
Impairment of fixed assets and assets held for sale	—	380	—	380	595
(Gain) loss on disposal of assets, net	(13)	19	(2)	5	24
Purchase accounting adjustments	428	—	823	—	823

Total non-cash charges	$1,105	$1,794	$2,075	$2,638	$10,179

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended June 29, 2013
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Integration charges:
Commercial and global business unit reorganization and integration	$1,490	$1,425	$2,739	$3,353	$6,411
Acquisition related expenses and integration (1)	682	466	1,238	932	3,350
CEO transition	—	—	—	183	—
Litigation and regulatory costs and settlements, net (2)	2,722	912	4,460	2,825	14,217
Other non-recurring items	257	1,087	1,511	2,044	3,572
Automation projects	740	1,367	1,621	4,639	2,627

Total non-recurring and integration charges	$5,891	$5,257	$11,569	$13,976	$30,177

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.

(2)	For the twelve months ended June 29, 2013, litigation and regulatory costs consisted of $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products, $5.7 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, a $1.3 million judgment related to a French litigation matter we intend to appeal and $4.4 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended June 29, 2013
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Blackstone monitoring fees	$1,750	1,750	$3,500	$3,500	$7,000
Non-controlling interests	172	275	410	586	605
Loss on modification and extinguishment of debt (1)	—	90	1,059	9,398	28,550
Other (2)	855	1,831	1,538	(947)	(784)

Total other adjustment items	$2,777	$3,946	$6,507	$12,537	$35,371

(1)	Loss on modification and extinguishment of debt for the six months ending June 29, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished. Loss on modification and extinguishment of debt for the twelve months ending June 29, 2013 consists of the preceding amounts and $17.2 million in premiums related to the repurchase or redemption of our 10.875% Notes, $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Notes and $0.1 million in legal and other fees, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Notes. Loss on modification and extinguishment of debt for the six months ending June 30, 2012 consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Other adjustment items applicable for the twelve month period include pre-acquisition EBITDA and future cost savings related to the acquisition of Exos Corporation.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. Issuers must also file a notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 29, 2013.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group, L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be affiliates of ours. Since we filed our quarterly report on Form 10-Q on April 29, 2013, Blackstone has included information in its Quarterly Report on Form 10-Q regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in the filing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of June 29, 2013, we have $1,370.0 million of aggregate fixed rate notes and $886.7 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the six months ended June 29, 2013 by $1.0 million. As of June 29, 2013, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.19% as of June 29, 2013. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the six months ended June 29, 2013 would have increased the rate applicable to our variable debt by only 0.19%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and six months ended June 29, 2013, sales denominated in foreign currencies accounted for 23.1% and 23.3% of our consolidated net sales, respectively, of which 16.4% and 16.8%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the six months ended June 29, 2013, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). As of June 29, 2013, we had no foreign currency exchange forward contracts outstanding.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 21 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries, or less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 410 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 100 pain pump lawsuits.

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

Cold Therapy Litigation

Since mid-2010, DJO has been named in nine multi-plaintiff lawsuits involving a total of 185 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial the week of July 22, 2013, with three other bellwether cases selected for consecutive trials during the remainder of 2013.

BGS Qui Tam Action

On April 15, 2009, we became aware of a qui tam action filed in Federal Court in Boston, Massachusetts in March 2005 and amended in December 2007 and May 2010 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. We believe that our marketing activities are in compliance with applicable Federal and state law. The case is proceeding to the discovery phase. The government has decided not to intervene in the case at this time. We can make no assurance as to the resources that will be needed to respond to this case or the final outcome of such action.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2013. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of June 29, 2013 and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 29, 2013 and June 30, 2012, (iv) the Unaudited Consolidated Statement of Equity as of June 29, 2013 and December 31, 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: July 26, 2013	By:	/S/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: July 26, 2013	By:	/s/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer