Form 10-Q
period 2013-09-28
DJO Finance LLC
filed 2013-10-29
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of October 29, 2013, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,526	$31,223
Accounts receivable, net	181,128	166,742
Inventories, net	153,865	156,315
Deferred tax assets, net	32,418	33,283
Prepaid expenses and other current assets	26,037	18,073

Total current assets	426,974	405,636
Property and equipment, net	103,965	107,035
Goodwill	1,250,877	1,249,305
Intangible assets, net	987,393	1,055,531
Other assets	40,574	45,216

Total assets	$2,809,783	$2,862,723

Liabilities and Equity
Current liabilities:
Accounts payable	$60,954	$54,294
Accrued interest	49,914	31,653
Current portion of debt and capital lease obligations	8,620	8,858
Other current liabilities	100,088	93,640

Total current liabilities	219,576	188,445
Long-term debt and capital lease obligations	2,217,305	2,223,816
Deferred tax liabilities, net	243,714	241,202
Other long-term liabilities	16,449	24,850

Total liabilities	2,697,044	2,678,313

Commitments and contingencies

Equity:
DJO Finance LLC membership equity:
Member capital	838,777	839,234
Accumulated deficit	(730,092)	(658,426)
Accumulated other comprehensive income	1,148	1,284

Total membership equity	109,833	182,092
Noncontrolling interests	2,906	2,318

Total equity	112,739	184,410

Total liabilities and equity	$2,809,783	$2,862,723

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$288,049	$273,986	$861,871	$838,910
Cost of sales (exclusive of amortization of intangible assets of $8,809 and $26,368 for the three and nine months ended September 28, 2013 and $9,837 and $29,513 for the three and nine months ended September 29, 2012, respectively)	118,160	108,297	346,761	328,334

Gross profit	169,889	165,689	515,110	510,576

Operating expenses:
Selling, general and administrative	112,566	110,735	348,175	342,617
Research and development	8,028	7,938	23,749	21,695
Amortization of intangible assets	23,920	24,487	71,595	73,505

	144,514	143,160	443,519	437,817

Operating income	25,375	22,529	71,591	72,759

Other income (expense):
Interest expense	(43,842)	(46,411)	(133,412)	(134,899)
Interest income	29	46	117	151
Loss on modification and extinguishment of debt	—	—	(1,059)	(9,398)
Other income (expense), net	870	1,870	(535)	2,931

	(42,943)	(44,495)	(134,889)	(141,215)

Loss before income taxes	(17,568)	(21,966)	(63,298)	(68,456)
Income tax provision	(807)	(569)	(7,845)	(3,044)

Net loss	(18,375)	(22,535)	(71,143)	(71,500)
Net income attributable to noncontrolling interests	(113)	(27)	(523)	(614)

Net loss attributable to DJO Finance LLC	$(18,488)	$(22,562)	$(71,666)	$(72,114)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net loss	$(18,375)	$(22,535)	$(71,143)	$(71,500)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,407 and $538 for the three and nine months ended September 28, 2013 and $1,488 and $546 for the three and nine months ended September 29, 2012, respectively	2,739	2,119	(71)	82

Other comprehensive income (loss)	2,739	2,119	(71)	82

Comprehensive loss	(15,636)	(20,416)	(71,214)	(71,418)
Comprehensive income attributable to noncontrolling interests	(212)	(97)	(588)	(599)

Comprehensive loss attributable to DJO Finance LLC	$(15,848)	$(20,513)	$(71,802)	$(72,017)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total membership equity	Noncontrolling interests	Total equity

Balance at December 31, 2012	$839,234	$(658,426)	$1,284	$182,092	$2,318	$184,410
Net (loss) income	—	(71,666)	—	(71,666)	523	(71,143)
Other comprehensive loss, net of taxes	—	—	(136)	(136)	65	(71)
Stock-based compensation	1,544	—	—	1,544	—	1,544
Cancellation of vested options	(2,001)	—	—	(2,001)	—	(2,001)

Balance at September 28, 2013	$838,777	$(730,092)	$1,148	$109,833	$2,906	$112,739

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(71,143)	$(71,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,128	22,673
Amortization of intangible assets	71,595	73,505
Amortization of debt issuance costs and non-cash interest expense	5,955	7,729
Stock-based compensation expense	1,544	3,563
Loss on modification and extinguishment of debt	1,059	9,398
Loss on disposal of assets, net	876	936
Deferred income tax expense (benefit)	2,766	(1,836)
Provision for doubtful accounts and sales returns	20,270	16,442
Inventory reserves	7,532	4,440
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(34,586)	(17,677)
Inventories	(2,637)	(16,568)
Prepaid expenses and other assets	(7,296)	(3,670)
Accrued interest	18,263	23,897
Accounts payable and other current liabilities	877	(29)

Net cash provided by operating activities	39,203	51,303

Cash flows from investing activities:
Cash paid in connection with acquisition	(1,953)	—
Purchases of property and equipment	(24,043)	(23,448)
Other investing activities, net	(1,433)	(656)

Net cash used in investing activities	(27,429)	(24,104)

Cash flows from financing activities:
Proceeds from issuance of debt	496,417	751,700
Repayments of debt and capital lease obligations	(503,727)	(754,824)
Payment of debt issuance costs	(2,387)	(25,234)
Investment by parent	—	1,000

Net used in financing activities	(9,697)	(27,358)
Effect of exchange rate changes on cash and cash equivalents	226	215

Net increase in cash and cash equivalents	2,303	56
Cash and cash equivalents at beginning of period	31,223	38,169

Cash and cash equivalents at end of period	$33,526	$38,225

Supplemental disclosures of cash flow information:
Cash paid for interest	$108,984	$103,351
Cash paid for taxes, net	$6,277	$3,198

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $4.4 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs have been recorded for the three months ended September 28, 2013. As the recorded losses are recoverable against our property and business interruption insurance policies and recovery is considered probable, we have recorded a corresponding insurance receivable of $4.4 million as of September 28, 2013 to offset the recognized losses.

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

In July 2013, the FASB issued an accounting standard update regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This update is consistent with our current financial statement presentation and therefore we do not believe the adoption of this standard will have an impact on the Company’s consolidated financial statements.

2. ACQUISITIONS

On July 1, 2013 we acquired certain assets of Blue Leaf Medical CC, (“Blue Leaf”) for a total purchase price of $0.6 million. The assets acquired relate to certain vascular product lines in South Africa, Nambia, Botswana, Mozambique and Zambia. The purchase price consisted of a cash payment at closing of $0.4 million, $0.1 million for the purchase of inventory on hand at closing and $0.1 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in July 2014.

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

Our primary reason for the acquisitions was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income.

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

	Blue Leaf	Vasyli
Inventories	$59	$542
Other current assets	—	31
Property, plant & equipment	—	12
Intangible assets	201	1,238
Goodwill	322	363

Total purchase price	$582	$2,186

The purchase price allocation for Blue Leaf and Vasyli included $0.1 million and $0.9 million, respectively, assigned to intangible assets related to a non-compete agreement with the sellers. The value of the non-compete agreements were based on the estimated present value of the cash flows associated with having the agreements in place, less the present value of the cash flows assuming the non-compete agreements were not in place. The purchase price allocation for Blue Leaf and Vasyli also included $0.1 million and $0.3 million, respectively, assigned to intangible assets related to certain customer relationships existing on the respective acquisition dates. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. All goodwill associated with these acquisitions is allocated to our International reporting segment. Among the factors which resulted in goodwill for the Blue Leaf and Vasyli assets was the opportunity to expand our direct presence in the local markets with our vascular products.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts and sales returns is presented below (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance, beginning of period	$29,194	$38,315
Provision for doubtful accounts and sales returns	20,270	16,442
Write-offs, net of recoveries	(17,864)	(23,666)

Balance, end of period	$31,600	$31,091

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 28, 2013	December 31, 2012
Components and raw materials	$54,248	$50,619
Work in process	6,986	4,563
Finished goods	88,331	94,683
Inventory held on consignment	26,367	23,763

	175,932	173,628
Less inventory reserves	(22,067)	(17,313)

	$153,865	$156,315

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance, beginning of period	$17,313	$14,146
Provision charged to cost of sales	7,532	4,440
Write-offs, net of recoveries	(2,778)	(1,854)

Balance, end of period	$22,067	$16,732

The write-offs to the reserve were primarily related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of our goodwill for the nine months ended September 28, 2013 are presented below (in thousands):

Balance, beginning of period	$1,249,305
Acquisitions (see Note 2)	685
Foreign currency translation	887

Balance, end of period	$1,250,877

Intangible assets, net

Identifiable intangible assets consisted of the following (in thousands):

September 28, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,270	$(276,969)	$293,301
Patents and technology	486,262	(221,369)	264,893
Trademarks and trade names	25,798	(6,382)	19,416
Distributor contracts and relationships	5,096	(2,750)	2,346
Non-compete agreements	6,486	(2,793)	3,693

	$1,093,912	$(510,263)	583,649

Indefinite-lived intangible assets:
Trademarks and trade names			403,744

Net identifiable intangible assets			$987,393

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$570,221	$(236,228)	$333,993
Patents and technology	485,675	(195,099)	290,576
Trademarks and trade names	25,773	(4,248)	21,525
Distributor contracts and relationships	3,662	(1,659)	2,003
Non-compete agreements	5,547	(1,722)	3,825

	$1,090,878	$(438,956)	651,922

Indefinite lived intangible assets:
Trademarks and trade names			403,609

Net identifiable intangible assets			$1,055,531

Our definite-lived intangible assets are being amortized using the straight-line method over their remaining weighted average useful lives of 6.1 years for customer relationships, 9.3 years for patents and technology, 2.6 years for distributor rights, 7.4 years for trademarks and trade names, and 3.0 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 28, 2013, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2013	$23,939
2014	92,830
2015	87,994
2016	83,612
2017	72,432
Thereafter	222,842

$583,649

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 28, 2013	December 31, 2012
Accrued wages and related expenses	$32,246	$29,888
Accrued commissions	13,633	14,182
Accrued rebates	6,805	4,380
Accrued taxes	5,146	6,860
Accrued professional expenses	3,207	4,477
Income taxes payable	1,885	3,525
Derivative liabilities	233	—
Other accrued liabilities	36,933	30,328

	$100,088	$93,640

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

Foreign Currency Exchange Rate Contracts. In prior periods we have utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign currency exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange contracts held as of September 28, 2013 expire weekly through August 2014. While our foreign currency exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	September 28, 2013	December 31, 2012	September 28, 2013	December 31, 2012
Foreign exchange contracts not designated as hedges	294,626	92,617	$22,437	$6,376

The following table summarizes the location and fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 28, 2013	December 31, 2012
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$—	$777

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	233	—

The following table summarizes the effect of derivative instruments on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Location of (loss) gain	Three Months Ended		Nine Months Ended
		September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	$(233)	$281	$(1,010)	$2,004

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

During the quarter ended September 28, 2013, we remeasured the fair value of the contingent consideration related to our December 2012 acquisition of Exos Corporation. We initially valued the contingent consideration at $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of certain specified milestones and the budgeted 2013 Exos product line revenues. Our remeasurement of the fair value based on the probability of achieving the budgeted Exos revenue and certain specified milestones and the discounted present value of the current estimate of the future contingent payment resulted in a reduction of $2.5 million to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$233	$—	$233

Contingent consideration	$—	$—	$5,700	$5,700

As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$777	$—	$777

Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 28, 2013 (in thousands):

Nine Months Ended
September 28, 2013
Balance, beginning of period	$8,200
Total (gains) or losses (realized/unrealized):
Included in selling, general and administrative expense	(2,500)
Included in other comprehensive income	—

Balance, end of period	$5,700

9. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consists of the following (in thousands):

	September 28, 2013	December 31, 2012
Senior secured credit facilities:
Revolving credit facility	$—	$3,000
Term Loans:
$857.7 million tranche B term loans, net of unamortized original issuance discount of $7.5 million	850,172	—
$476.5 million new term loans, net of unamortized original issue discount of $7.3 million	—	469,200
$385.5 million extended term loans, net of unamortized original issue discount of $1.5 million	—	383,965
8.75% Second priority senior secured notes, including unamortized original issue premium of $5.7 million and $6.5 million, respectively	335,753	336,509
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000

Total debt	2,225,925	2,232,674
Current maturities	(8,620)	(8,858)

Long-term debt	$2,217,305	$2,223,816

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

As of September 28, 2013, the market values of our tranche B term loans and revolving credit facility were $862.0 million and zero, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective March 21, 2013, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of September 28, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.75%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage is reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sales so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the nine months ended September 28, 2013.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.25:1 for the trailing twelve months ended September 28, 2013. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of September 28, 2013, our actual senior secured first lien net leverage ratio was 3.12:1, and we were in compliance with all other applicable covenants.

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

As of September 28, 2013, the market value of the 8.75% Notes was $358.9 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 28, 2013, the market value of the 9.875% Notes was $465.3 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 28, 2013, the market value of the 7.75% Notes was $297.0 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 28, 2013, the market value of the 9.75% Notes was $303.8 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 28, 2013, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

During the nine months ended September 28, 2013, we recognized a loss on modification and extinguishment of debt of $1.1 million, consisting of $0.9 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of the term loans which were extinguished.

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

Debt Issuance Costs

As of September 28, 2013 and December 31, 2012, we had $37.6 million and $41.6 million, respectively, of unamortized debt issuance costs, which are included in other assets in our Consolidated Balance Sheets. During the nine months ended September 28, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities. During the nine months ended September 29, 2012, we capitalized $15.9 million, respectively, of debt issuance costs incurred in connection with the issuance of $230.0 million aggregate principal of 8.75% Notes and the March 2012 amendment and extension of our senior secured credit facilities.

For the three and nine months ended September 28, 2013, amortization of debt issuance costs was $1.8 million and $5.4 million, respectively. For the three and nine months ended September 29, 2012, amortization of debt issuance costs was $2.5 million and $7.1 million, respectively. Amortization of debt issuance costs was included in interest expense in our Consolidated Statements of Operations for each of the periods presented.

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

For the three and nine months ended September 28, 2013, we recorded income tax expense of approximately $0.8 million and $7.8 million on pre-tax losses of $17.6 million and $63.3 million, resulting in negative effective tax rates of 4.6% and 12.4%, respectively. For the three and nine months ended September 29, 2012, we recorded income tax expense of $0.6 million and $3.0 million, respectively, on a pre-tax loss of $22.0 million and $68.5 million, respectively, resulting in negative effective tax rates of 2.6% and 4.5%, respectively. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2012 and 2013 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $10.8 million and $32.0 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and nine months ended September 28, 2013. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2009.

At September 28, 2013, our gross unrecognized tax benefits were $13.9 million reflecting an increase of $1.5 million from the unrecognized amount of $12.3 million at December 31, 2012. As of September 28, 2013, we have $2.4 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $1.1 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 28, 2013, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.0 million, which, if recognized, would impact our effective tax rate in future periods.

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

As of September 28, 2013, options granted to members of our Board of Directors, other than the Chairman of the Board and one other board member, vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. These time-based vesting options granted to the directors specified above are referred to herein as Director Service Options. The options granted to the Chairman of the Board and the other board member vest as follows: one-third of the stock option grant vests in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as a director; one-third of the stock option grant will vest in the same manner as the Market Return Options; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Options.

Stock-Based Compensation

During the nine months ended September 28, 2013, the compensation committee granted 772,000 options to employees, of which 595,344 were Performance Options and 176,656 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options and the Director Service Options granted during the nine months ended September 28, 2013 were $5.96 and $5.80, respectively.

During the nine months ended September 29, 2012, we granted 2,482,100 Performance Options to employees, 303,767 options to DJO’s Chairman of the Board, 100,000 to one other board member, and 18,400 Director Service Options to certain members of our Board of Directors. The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the nine months ended September 29, 2012 was $6.09.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options granted:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Expected volatility	34.6%	37.7%	34.6-35.1%	35.3 -37.7%
Risk-free interest rate	1.8%	0.8%	0.7-1.8%	0.8-1.5%
Expected years until exercise	6.3	6.1	6.2-6.3	6.1-6.2
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of goods sold	$4	$66	$40	$162
Operating Expenses:
Selling, general and administrative	285	1,215	1,483	3,309
Research and development	2	29	21	92

	$291	$1,310	$1,544	$3,563

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

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and nine month periods presented, we expensed $1.75 million and $5.25 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 15 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 410 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 110 pain pump lawsuits. As of September 28, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013, with three other bellwether cases selected for consecutive trials in late 2013 and early 2014. The first bellwether trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases. As of September 28, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

California Qui Tam Actions

On April 15, 2009, we became aware of a qui tam action filed in U.S.District Court in Boston, Massachusetts in March 2005 and amended in December 2007 and May 2010 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators. This case is captioned United States ex rel. Beirman v. Orthofix International, N.V., et al., Civil Action No. 05-10557 (D. Mass.). The case was sealed when originally filed and unsealed in March 2009. The plaintiff, or relator, alleges that the defendants have engaged in Medicare fraud and violated Federal and state false claims acts from the time of the original introduction of the devices by each defendant to the present by seeking reimbursement for bone growth stimulators as a purchased item rather than a rental item. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the Federal and various state anti-kickback statutes. We believe that our marketing activities are in compliance with applicable Federal and state law. The case is proceeding to the discovery phase. The government has decided not to intervene in the case at this time. We believe that this lawsuit is without merit.

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated Federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble the damages alleged to have been sustained by the U.S. and the States, penalties, attorney’s fees and costs. The Federal government and all of the named States have declined to intervene in this case. We believe that this lawsuit is without merit.

State Licensing Subpoena

In July 2013 we were served with a subpoena under HIPAA seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We are in the process of supplying the documents requested under the subpoena.

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Bracing and Vascular	$120,947	$111,951	$348,455	$331,189
Recovery Sciences	76,654	80,167	229,413	247,902
Surgical Implant	20,025	17,197	62,890	53,170
International	70,423	64,671	221,113	206,649

	$288,049	$273,986	$861,871	$838,910

Gross profit:
Bracing and Vascular	$61,689	$58,151	$178,345	$171,555
Recovery Sciences	57,298	60,811	172,168	186,760
Surgical Implant	13,915	12,670	45,001	39,858
International	37,844	34,815	122,828	114,696
Expenses not allocated to segments and eliminations	(857)	(758)	(3,232)	(2,293)

	$169,889	$165,689	$515,110	$510,576

Operating income:
Bracing and Vascular	$22,537	$22,667	$62,942	$65,812
Recovery Sciences	21,088	22,551	59,501	65,658
Surgical Implant	1,020	492	5,410	3,805
International	11,471	10,656	42,086	39,650
Expenses not allocated to segments and eliminations	(30,741)	(33,837)	(98,348)	(102,166)

	$25,375	$22,529	$71,591	$72,759

Geographic Area

Following are our net sales by geographic area, based on location of customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
United States	$217,625	$209,314	$640,757	$632,261
Other Europe, Middle East and Africa	33,048	29,729	105,309	98,146
Germany	20,860	19,790	66,212	64,209
Australia and Asia Pacific	7,913	6,506	23,358	19,418
Canada	6,400	6,301	19,426	18,264
Latin America	2,203	2,346	6,809	6,612

	$288,049	$273,986	$861,871	$838,910

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,299	$1,309	$20,917	$1	$33,526
Accounts receivable, net	—	139,573	41,555	—	181,128
Inventories, net	—	128,059	34,116	(8,310)	153,865
Deferred tax assets, net	—	32,235	183	—	32,418
Prepaid expenses and other current assets	29	16,566	9,024	418	26,037

Total current assets	11,328	317,742	105,795	(7,891)	426,974
Property and equipment, net	—	91,872	12,374	(281)	103,965
Goodwill	—	1,168,479	120,931	(38,533)	1,250,877
Intangible assets, net	—	968,648	18,745	—	987,393
Investment in subsidiaries	1,297,699	1,686,557	82,150	(3,066,406)	—
Intercompany receivables	1,039,077	—	—	(1,039,077)	—
Other non-current assets	37,559	1,409	1,605	1	40,574

Total assets	$2,385,663	$4,234,707	$341,600	$(4,152,187)	$2,809,783

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$51,593	$9,363	$(2)	$60,954
Current portion of debt and capital lease obligations	8,620	—	—	—	8,620
Other current liabilities	49,905	71,760	27,979	358	150,002

Total current liabilities	58,525	123,353	37,342	356	219,576
Long-term debt and capital lease obligations	2,217,305	—	—	—	2,217,305
Deferred tax liabilities, net	—	236,530	7,184	—	243,714
Intercompany payables, net	—	721,043	156,042	(877,085)	—
Other long-term liabilities	—	14,616	1,833	—	16,449

Total liabilities	2,275,830	1,095,542	202,401	(876,729)	2,697,044
Noncontrolling interests	—	—	2,906	—	2,906
Total membership equity	109,833	3,139,165	136,293	(3,275,458)	109,833

Total liabilities and equity	$2,385,663	$4,234,707	$341,600	$(4,152,187)	$2,809,783

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$255,209	$66,384	$(33,544)	$288,049
Cost of sales (exclusive of amortization of intangible assets of $8,809)	—	106,696	46,659	(35,195)	118,160

Gross profit	—	148,513	19,725	1,651	169,889

Operating expenses:
Selling, general and administrative	—	89,966	22,597	3	112,566
Research and development	—	7,179	849	—	8,028
Amortization of intangible assets	—	22,589	1,331	—	23,920

	—	119,734	24,777	3	144,514

Operating income (loss)	—	28,779	(5,052)	1,648	25,375

Other (expense) income:
Interest expense	(43,834)	—	(8)	—	(43,842)
Interest income	4	17	8	—	29
Loss on modification and extinguishment of debt	—	—	—	—	—
Other income (expense), net	—	(175)	1,045	—	870
Intercompany income (expense), net	—	11,408	(211)	(11,197)	—
Equity in income (loss) of subsidiaries, net	25,342	—	—	(25,342)	—

	(18,488)	11,250	834	(36,539)	(42,943)

(Loss) income before income taxes	(18,488)	40,029	(4,218)	(34,891)	(17,568)
Income tax provision	—	238	(1,045)	—	(807)

Net (loss) income	(18,488)	40,267	(5,263)	(34,891)	(18,375)
Net income attributable to noncontrolling interests		—	(113)	—	(113)

Net (loss) income attributable to DJOFL	$(18,488)	$40,267	$(5,376)	$34,891	$(18,488)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$749,036	$208,780	$(95,945)	$861,871
Cost of sales (exclusive of amortization of intangible assets of $26,368)	—	309,597	142,277	(105,113)	346,761

Gross profit	—	439,439	66,503	9,168	515,110

Operating expenses:
Selling, general and administrative	—	279,339	68,827	9	348,175
Research and development	—	20,983	2,766	—	23,749
Amortization of intangible assets	—	67,571	4,024	—	71,595

	—	367,893	75,617	9	443,519

Operating income (loss)	—	71,546	(9,114)	9,159	71,591

Other (expense) income:
Interest expense	(133,323)	—	(89)	—	(133,412)
Interest income	12	63	42	—	117
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other income (expense), net	—	(252)	(283)	—	(535)
Intercompany income (expense), net	—	12,115	(1,078)	(11,037)	—
Equity in income (loss) of subsidiaries, net	62,704	—	—	(62,704)	—

	(71,666)	11,926	(1,408)	(73,741)	(134,889)

(Loss) income before income taxes	(71,666)	83,472	(10,522)	(64,582)	(63,298)
Income tax provision	—	(3,898)	(3,947)	—	(7,845)

Net (loss) income	(71,666)	79,574	(14,469)	(64,582)	(71,143)
Net income attributable to noncontrolling interests	—	—	(523)	—	(523)

Net (loss) income attributable to DJOFL	$(71,666)	$79,574	$(14,992)	$(64,582)	$(71,666)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net (loss) income	$(18,488)	$40,267	$(5,263)	$(34,891)	$(18,375)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,407	—	—	2,739	—	2,739

Other comprehensive income	—	—	2,739	—	2,739

Comprehensive (loss) income	(18,488)	40,267	(2,524)	(34,891)	(15,636)

Comprehensive income attributable to noncontrolling interests	—	—	(212)	—	(212)

Comprehensive (loss) income attributable to DJO Finance LLC	$(18,488)	$40,267	$(2,736)	$(34,891)	$(15,848)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net (loss) income	$(71,666)	$79,574	$(14,469)	$(64,582)	$(71,143)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $538	—	—	(71)	—	(71)

Other comprehensive loss	—	—	(71)	—	(71)

Comprehensive (loss) income	(71,666)	79,574	(14,540)	(64,582)	(71,214)

Comprehensive income attributable to noncontrolling interests	—	—	(588)	—	(588)

Comprehensive (loss) income attributable to DJO Finance LLC	$(71,666)	$79,574	$(15,128)	$(64,582)	$(71,802)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(71,666)	$79,574	$(14,469)	$(64,582)	$(71,143)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	20,524	3,804	(200)	24,128
Amortization of intangible assets	—	67,571	4,024	—	71,595
Amortization of debt issuance costs and non-cash interest expense	5,955	—	—	—	5,955

Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	1,544	—	—	1,544
Loss on disposal of assets, net	—	222	654	—	876
Deferred income tax expense	—	2,525	241	—	2,766
Provision for doubtful accounts and sales returns	—	20,080	190	—	20,270
Inventory reserves	—	5,745	1,787	—	7,532
Equity in income of subsidiaries, net	(62,704)	—	—	62,704	—

Changes in operating assets and liabilities:
Accounts receivable	—	(30,065)	(4,521)	—	(34,586)
Inventories	—	(1,168)	5,001	(6,470)	(2,637)
Prepaid expenses and other assets	131	(1,471)	(5,952)	(4)	(7,296)

Accounts payable and other current liabilities	18,393	(1,194)	1,748	193	19,140

Net cash (used in) provided by operating activities	(108,832)	163,887	(7,493)	(8,359)	39,203

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(191)	(1,762)	—	(1,953)
Purchases of property and equipment	—	(19,699)	(4,322)	(22)	(24,043)
Other investing activities, net	—	(1,139)	(294)	—	(1,433)

Net cash used in investing activities	—	(21,029)	(6,378)	(22)	(27,429)

Cash Flows from Financing Activities:
Intercompany	116,652	(144,671)	19,643	8,376	—
Proceeds from issuance of debt	496,417	—	—	—	496,417
Repayments of debt and capital lease obligations	(503,727)	—	—	—	(503,727)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	106,955	(144,671)	19,643	8,376	(9,697)
Effect of exchange rate changes on cash and cash equivalents	—	—	226	—	226

Net (decrease) increase in cash and cash equivalents	(1,877)	(1,813)	5,998	(5)	2,303
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$11,299	$1,309	$20,917	$1	$33,526

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net sales	$—	$241,368	$60,905	$(28,287)	$273,986
Cost of sales (exclusive of amortization of intangible assets of $9,837)	—	97,277	41,764	(30,744)	108,297

Gross profit	—	144,091	19,141	2,457	165,689

Operating expenses:
Selling, general and administrative	—	91,661	19,080	(6)	110,735
Research and development	—	6,735	1,203	—	7,938
Amortization of intangible assets	—	23,507	980	—	24,487

	—	121,903	21,263	(6)	143,160

Operating income (loss)	—	22,188	(2,122)	2,463	22,529

Other income (expense):

Interest expense	(46,386)	—	(25)	—	(46,411)
Interest income	4	36	6	—	46
Loss on modification and extinguishment of debt	—	—	—	—	—
Other income (expense), net	—	625	1,245	—	1,870
Intercompany income (expense)	—	366	(407)	41	—
Equity in income (loss) of subsidiaries, net	23,821	—	—	(23,821)	—

	(22,561)	1,027	819	(23,780)	(44,495)

(Loss) income before income taxes	(22,561)	23,215	(1,303)	(21,317)	(21,966)
Income tax (provision) benefit	—	605	(1,174)	—	(569)

Net (loss) income	(22,561)	23,820	(2,477)	(21,317)	(22,535)
Net income attributable to noncontrolling interests	—	—	(27)	—	(27)

Net (loss) income attributable to DJOFL	$(22,561)	$23,820	$(2,504)	$(21,317)	$(22,562)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors		Eliminations	Consolidated

Net (loss) income	$(22,561)	$23,820		$(2,477)	$(21,317)	$(22,535)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,488	—	—		2,119	—	2,119

Other comprehensive loss	—	—		2,119	—	2,119

Comprehensive (loss) income	(22,561)	23,820		(358)	(21,317)	(20,416)

Comprehensive income attributable to noncontrolling interests	—	—		(97)	—	(97)

Comprehensive (loss) income attributable to DJO Finance LLC	$(22,561)	$23,820	–	(455)	$(21,317)	$(20,513)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated

Net (loss) income	$(72,114)	$70,611	$(8,800)	$(61,197)	$(71,500)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $546	—	—	82	—	82

Other comprehensive loss	—	—	82	—	82

Comprehensive (loss) income	(72,114)	70,611	(8,718)	(61,197)	(71,418)

Comprehensive income attributable to noncontrolling interests	—	—	(599)	—	(599)

Comprehensive (loss) income attributable to DJO Finance LLC	$(72,114)	$70,611	$(9,317)	$(61,197)	$(72,017)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 29, 2012

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(72,114)	$70,611	$(8,800)	$(61,197)	$(71,500)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	19,063	3,883	(273)	22,673
Amortization of intangible assets	—	70,523	2,982	—	73,505
Amortization of debt issuance costs and non-cash interest expense	7,729	—	—	—	7,729
Stock-based compensation expense	—	3,563	—	—	3,563
Loss on modification and extinguishment of debt	9,398	—	—	—	9,398
Loss on disposal of assets, net	—	485	451	—	936
Deferred income tax benefit	—	(1,247)	(62)	(527)	(1,836)
Provision for doubtful accounts and sales returns	—	16,281	161	—	16,442
Inventory reserves	—	4,198	242	—	4,440
Equity in (income) loss of subsidiaries, net	(72,099)	—	—	72,099	—

Changes in operating assets and liabilities:
Accounts receivable	—	(16,296)	(1,381)	—	(17,677)
Inventories	—	(12,871)	6,175	(9,872)	(16,568)
Prepaid expenses and other assets	131	(2,856)	(886)	(59)	(3,670)
Accounts payable and other current liabilities	23,867	345	(3,533)	3,189	23,868

Net cash (used in) provided by operating activities	(103,088)	151,799	(768)	3,360	51,303

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(19,921)	(3,519)	(8)	(23,448)
Other investing activities, net	—	(656)	—	—	(656)

Net cash used in investing activities	—	(20,577)	(3,519)	(8)	(24,104)

Cash Flows from Financing Activities:
Intercompany	137,154	(131,288)	(2,489)	(3,377)	—
Proceeds from issuance of debt	751,700	—	—	—	751,700
Repayments of debt and capital lease obligations	(754,792)	(32)	—	—	(754,824)
Payment of debt issuance costs	(25,234)	—	—	—	(25,234)
Investment by parent	1,000	—	—	—	1,000

Net cash provided by (used in) financing activities	109,828	(131,320)	(2,489)	(3,377)	(27,358)
Effect of exchange rate changes on cash and cash equivalents	—	—	215	—	215

Net increase (decrease) in cash and cash equivalents	6,740	(98)	(6,561)	(25)	56
Cash and cash equivalents at beginning of period	13,773	1,778	22,617	1	38,169

Cash and cash equivalents at end of period	$20,513	$1,680	$16,056	$(24)	$38,225

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2013 describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Bracing and Vascular:
Net sales	$120,947	$111,951	$348,455	$331,189
Gross profit	61,689	58,151	178,345	171,555
Gross profit margin	51.0%	51.9%	51.2%	51.8%
Operating income	22,537	22,667	62,942	65,812
Operating income as a percent of net segment sales	18.6%	20.2%	18.1%	19.9%

Recovery Sciences:
Net sales	$76,654	$80,167	$229,413	$247,902
Gross profit	57,298	60,811	172,168	186,760
Gross profit margin	74.7%	75.9%	75.0%	75.3%
Operating income	21,088	22,551	59,501	65,658
Operating income as a percent of net segment sales	27.5%	28.1%	25.9%	26.5%

Surgical Implant:
Net sales	$20,025	$17,197	$62,890	$53,170
Gross profit	13,915	12,670	45,001	39,858
Gross profit margin	69.5%	73.7%	71.6%	75.0%
Operating income	1,020	492	5,410	3,805
Operating income as a percent of net segment sales	5.1%	2.9%	8.6%	7.2%

International:
Net sales	$70,423	$64,671	$221,113	$206,649
Gross profit	37,844	34,815	122,828	114,696
Gross profit margin	53.7%	53.8%	55.5%	55.5%
Operating income	11,471	10,656	42,086	39,650
Operating income as a percent of net segment sales	16.3%	16.5%	19.0%	19.2%

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

The following table sets forth our statement of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2013		September 29, 2012		September 28, 2013		September 29, 2012
Net sales	$288,049	100.0%	$273,986	100.0%	$861,871	100.0%	$838,910	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	118,160	41.0	108,297	39.5	346,761	40.2	328,334	39.1

Gross profit	169,889	59.0	165,689	60.5	515,110	59.8	510,576	60.9

Operating expenses:
Selling, general and administrative	112,566	39.1	110,735	40.4	348,175	40.4	342,617	40.8
Research and development	8,028	2.8	7,938	2.9	23,749	2.8	21,695	2.6
Amortization of intangible assets	23,920	8.3	24,487	8.9	71,595	8.3	73,505	8.8

	144,514	50.2	143,160	52.2	443,519	51.5	437,817	52.2

Operating income	25,375	8.8	22,529	8.3	71,591	8.3	72,759	8.7

Other income (expense):
Interest expense	(43,842)	(15.2)	(46,411)	(16.9)	(133,412)	(15.5)	(134,899)	(16.1)
Interest income	29	0.0	46	0.0	117	0.0	151	0.0
Loss on modification of debt	—	—	—	—	(1,059)	(0.1)	(9,398)	(1.1)
Other income (expense), net	870	0.3	1,870	0.7	(535)	(0.0)	2,931	0.3

	(42,943)	(14.9)	(44,495)	(16.2)	(134,889)	(15.6)	(141,215)	(16.9)

Loss before income taxes	(17,568)	(6.1)	(21,966)	(7.9)	(63,298)	(7.3)%	(68,456)	(8.2)
Income tax provision	(807)	(0.3)	(569)	(0.2)	(7,845)	(0.9)	(3,044)	(0.4)

Net loss	(18,375)	(6.4)	(22,535)	(8.1)	(71,143)	(8.2)	(71,500)	(8.6)
Net income attributable to noncontrolling interests	(113)	(0.0)	(27)	(0.0)	(523)	(0.1)	(614)	(0.1)

Net loss attributable to DJO Finance LLC	$(18,488)	(6.4)%	$(22,562)	(8.1)%	$(71,666)	(8.3)%	$(72,114)	(8.7)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,809 and $26,368 for the three and nine months ended September 28, 2013, respectively, and $9,837 and $29,513 for the three and nine months ended September 29, 2012, respectively.

Three Months Ended September 28, 2013 (third quarter 2013) compared to Three Months Ended September 29, 2012 (third quarter 2012)

Net Sales. Net sales for third quarter 2013 were $288.0 million, representing a 5.1% increase from net sales of $274.0 million for third quarter 2012. In constant currency, excluding a favorable impact of $1.2 million related to changes in foreign exchange rates in effect in third quarter 2013 compared to the rates in effect in third quarter 2012, net sales increased by $12.9 million, or 4.7%, to $286.9 million for third quarter 2013 from $274.0 million for third quarter 2012.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Third Quarter 2013	% of Net Sales	Third Quarter 2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$120,947	42.0%	$111,951	40.9%	$8,996	8.0%
Recovery Sciences	76,654	26.6	80,167	29.2	(3,513)	(4.4)
Surgical Implant	20,025	7.0	17,197	6.3	2,828	16.4
International	70,423	24.4	64,671	23.6	5,752	8.9

	$288,049	100.0%	$273,986	100.0%	$14,063	5.1%

Net sales in our Bracing and Vascular segment were $120.9 million for third quarter 2013, increasing 8.0% from net sales of $112.0 million for third quarter 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $76.7 million for third quarter 2013, decreasing 4.4% from net sales of $80.2 million for third quarter 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and slow market conditions for capital equipment sold by our Chattanooga business unit.

Net sales in our Surgical Implant segment were $20.0 million for third quarter 2013, increasing 16.4% from net sales of $17.2 million for third quarter 2012. The increase was driven primarily by strong sales of new products and improved sales execution.

Net sales in our International segment were $70.4 million for third quarter 2013, increasing 8.9% from net sales of $64.7 million for third quarter 2012. In constant currency, excluding a favorable impact of $1.2 million related to changes in foreign exchange rates in effect in third quarter 2013 compared to the rates in effect in third quarter 2012, net sales for third quarter 2013 for the International segment increased 7.0% compared to net sales for third quarter 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.0% for third quarter 2013, compared to 60.5% for third quarter 2012. The decrease in gross profit as a percentage of net sales is primarily due to a lower margin mix of products sold, higher inventory reserve provisions and the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.0% for third quarter 2013, compared to 51.9% for third quarter 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 74.7% for third quarter 2013, compared to 75.9% for third quarter 2012. The decrease was primarily due to a lower margin mix of products sold and higher inventory write offs.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 69.5% for third quarter 2013, compared to 73.7% for third quarter 2012. The decrease was primarily driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales decreased to 53.7% for third quarter 2013, from 53.8% for third quarter 2012. The decrease was primarily driven by a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A increased to $112.6 million for third quarter 2013, from $110.7 million for third quarter 2012. As a percentage of sales, SG&A expense decreased to 39.1% for third quarter 2013, compared to 40.4% for third quarter 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Third Quarter 2013	Third Quarter 2012
Integration charges:
Commercial and global business unit reorganization and integration	$864	$1,429
Acquisition related expenses and integration	433	192
CFO transition	1,386	—
Litigation and regulatory costs and settlements, net	223	1,920
Other non-recurring items	160	1,511
Automation projects	1,754	723

	$4,820	$5,775

Research and Development (R&D). R&D expense was $8.0 million and $7.9 million for third quarter 2013 and third quarter 2012, respectively. As a percentage of sales, R&D expense decreased slightly to 2.8% in third quarter 2013 from 2.9% in third quarter 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $23.9 million and $24.5 million for third quarter 2013 and third quarter 2012, respectively. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Interest Expense. Interest expense was $43.8 million and $46.4 million for third quarter 2013 and third quarter 2012, respectively. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Other Income. Other income was $0.9 million and $1.9 million for third quarter 2013 and third quarter 2012, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains.

Income Tax Provision. For third quarter 2013, we recorded income tax expense of $0.8 million on pre-tax losses of $17.6 million, resulting in a negative effective tax rate of 4.6%. For third quarter 2012, we recorded income tax expense of $0.6 million, on pre-tax losses of $22.0 million, resulting in a negative effective tax rate of 2.6%. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Nine Months Ended September 28, 2013 (nine months 2013) compared to Nine Months Ended September 29, 2012 (nine months 2012)

Net Sales. Net sales for nine months 2013 were $861.9 million, representing a 2.7% increase from net sales of $838.9 million for nine months 2012. In constant currency, excluding a favorable impact of $1.9 million related to changes in foreign exchange rates in effect in nine months 2013 compared to the rates in effect in nine months 2012, net sales increased by $21.1 million, or 2.5%, to $860.0 million for nine months 2013 from $838.9 million for nine months 2012.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Nine Months 2013	% of Net Sales	Nine Months 2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$348,455	40.4%	$331,189	39.5%	$17,266	5.2%
Recovery Sciences	229,413	26.6	247,902	29.6	(18,489)	(7.5)
Surgical Implant	62,890	7.3	53,170	6.3	9,720	18.3
International	221,113	25.7	206,649	24.6	14,464	7.0

	$861,871	100.0%	$838,910	100.0%	$22,961	2.7%

Net sales in our Bracing and Vascular segment were $348.5 million for nine months 2013, increasing 5.2% from net sales of $331.2 million for nine months 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $229.4 million for nine months 2013, decreasing 7.5% from net sales of $247.9 million for nine months 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and slow market conditions for capital equipment sold by our Chattanooga business.

Net sales in our Surgical Implant segment were $62.9 million for nine months 2013, increasing 18.3% from net sales of $53.2 million for nine months 2012. The increase was driven primarily by strong sales of new products and improved sales execution.

Net sales in our International segment were $221.1 million for nine months 2013, increasing 7.0% from net sales of $206.7 million for nine months 2012. In constant currency, excluding a favorable impact of $1.9 million related to changes in foreign exchange rates in effect in nine months 2013 compared to the rates in effect in nine months 2012, net sales for nine months 2013 for the International segment increased 6.1% compared to net sales for nine months 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.8% for nine months 2013, compared to 60.9% for nine months 2012. The decrease in gross profit as a percentage of net sales is primarily due to a lower margin mix of products sold, higher inventory reserve provisions and the impact of the medical device excise tax, which became effective on January 1, 2013

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.2% for nine months 2013, compared to 51.8% for nine months 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.0% for nine months 2013, compared to 75.3% for nine months 2012. The decrease was primarily due to a lower margin mix of products sold and higher inventory write offs.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 71.6% for nine months 2013, compared to 75.0% for nine months 2012. The decrease was primarily driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales remained consistent at 55.5% for nine months 2013 and 2012.

Selling, General and Administrative (SG&A). SG&A increased to $348.2 million for nine months 2013, from $342.6 million for nine months 2012. As a percentage of sales, SG&A expense remained fairly consistent at 40.4% for nine months 2013, compared to 40.8% for nine months 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months 2013	Nine Months 2012
Integration charges:
Commercial and global business unit reorganization and integration	$2,897	$4,690
Acquisition related expenses and integration	1,002	771
CEO transition	—	183
CFO transition	1,386	—
Litigation and regulatory costs and settlements, net	4,164	4,745
Other non-recurring items	1,356	3,018
Automation projects	3,375	4,620

	$14,180	$18,027

Research and Development (R&D). R&D expense was $23.8 million and $21.7 million for nine months 2013 and nine months 2012, respectively. As a percentage of sales, R&D expense increased to 2.8% in nine months 2013 from 2.6% in nine months 2012, reflecting an increase in our new product development activities, including expenses incurred in 2013 by Exos, which we acquired in December 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $71.6 million and $73.5 million for nine months 2013 and nine months 2012, respectively. The decrease is due to certain intangible assets reaching full amortization partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Interest Expense. Interest expense was $133.4 million and $134.9 million for nine months 2013 and nine months 2012, respectively. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Other (Expense) Income, Net. Other (expense) income was $(0.5) million and $2.9 million for nine months 2013 and nine months 2012, respectively. Results for both periods were primarily associated with net realized and unrealized foreign currency transaction gains (losses).

Income Tax Provision. For nine months 2013, we recorded income tax expense of $7.8 million on pre-tax losses of $63.3 million, resulting in a negative effective tax rate of 12.4%. For nine months 2012, we recorded an income tax expense of $3.0 million, on pre-tax losses of $68.5 million, resulting in a negative effective tax rate of 4.4%. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets beginning in the first quarter of 2012. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of September 28, 2013, our primary sources of liquidity consisted of cash and cash equivalents totaling $33.5 million and our $100.0 million revolving credit facility, of which $99.5 million was available. Our revolving credit balance was zero at September 28, 2013. We had a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at September 28, 2013 was $207.4 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures and debt repayment and interest obligations. While we currently believe that we will be able to meet all of our financial covenants imposed by our senior secured credit facilities, we may not in fact be able to do so or be able to obtain waivers of default or amendments to the senior secured credit facilities in the future. We and our subsidiaries, affiliates or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

A summary of our cash flow activity is presented below (in thousands):

	Nine Months 2013	Nine Months 2012
Cash provided by operating activities	$39,203	$51,303
Cash used in investing activities	(27,429)	(24,104)
Cash used in financing activities	(9,697)	(27,358)
Effect of exchange rate changes on cash and cash equivalents	226	215

Net increase in cash and cash equivalents	$2,303	$56

Cash Flows

Operating activities provided cash of $39.2 million and $51.3 million in nine months 2013 and nine months 2012, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $109.0 million and $103.4 million in nine months 2013 and nine months 2012, respectively.

Investing activities used $27.4 million and $24.1 million of cash in nine months 2013 and nine months 2012, respectively. Cash used in investing activities for nine months 2013 primarily consisted of $24.0 million for purchases of property and equipment and $2.0 million related to the acquisition of assets from our vascular distributors in Australia and South Africa. Cash used in investing activities for nine months 2012 primarily consisted of $23.4 million of cash for purchases of property and equipment.

Financing activities used $9.7 million of cash for nine months 2013 and $27.4 million of cash for nine months 2012. Cash provided in financing activities in nine months 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility. Cash used in financing activities in nine months 2012 consisted of proceeds from the borrowings under our senior secured credit facilities and the 8.75% Notes, offset by payments of the senior secured credit facilities and the 10.875% senior unsecured notes (10.875% Notes) due 2014 and the payment of $25.2 million of debt issuance costs.

For the remainder of 2013, we expect to spend cash of approximately $72.1 million for the following:

•	$10.8 million for scheduled principal and estimated interest payments on our senior secured credit facilities;

•	$48.0 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$13.3 million for capital expenditures.

Indebtedness

As of September 28, 2013, our total indebtedness was $2,227.7 million, exclusive of net aggregate unamortized original issue discounts of $1.8 million. The principal amount and carrying value of our debt was as follows for September 28, 2013 and December 31, 2012:

	September, 2013		December 31, 2012
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$—	$—	$3,000	$3,000
Term loans	857,710	850,172	862,021	853,165

	857,710	850,172	865,021	856,165
Note financing:
8.75% second priority senior secured notes	330,000	335,753	330,000	336,509
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,375,753	1,370,000	1,376,509

Total indebtedness	$2,227,710	$2,225,925	$2,235,021	$2,232,674

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at September 28, 2013 consist of $857.7 million of term loans which mature on September 15, 2017. Of the $100.0 million total revolving credit facility which matures on March 15, 2017, $99.5 million was available. Our revolving credit balance was zero at September 28, 2013. A $0.5 million letter of credit was outstanding at September 28, 2013 under our credit facility related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of September 28, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.75%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended September 28, 2013. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of September 28, 2013, our actual senior secured first lien leverage ratio was within the required ratio at 3.12:1.

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

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 28, 2013, measured on that date, was 1.50:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

Covenant Compliance

The following is a summary of our covenant requirement ratios as of September 28, 2013:

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 28, 2013 and September 29, 2012 and the twelve months ended September 28, 2013 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Net loss attributable to DJO Finance LLC	$(18,488)	$(22,562)	$(71,666)	$(72,114)	$(118,702)
Interest expense, net	43,813	46,365	133,295	134,748	181,401
Income tax provision	807	569	7,845	3,044	(103)
Depreciation and amortization	32,698	32,170	95,723	96,177	127,005
Non-cash charges (a)	(2,090)	1,317	(15)	3,955	6,772
Non-recurring and integration charges (b)	5,857	7,011	17,426	20,987	29,023
Other adjustment items, before adjustments applicable for the twelve month periods only (c)	1,057	33	7,564	12,570	36,395

Adjusted EBITDA before other adjustment items applicable for the twelve month period only					261,791

Other adjustment items applicable for the twelve month period only (d):
Pre-acquisition Adjusted EBITDA					262
Future cost savings related to recent acquisitions					63

Adjusted EBITDA	$63,654	$64,903	$190,172	$199,367	$262,116

(a)	Non-cash charges are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013

Stock compensation expense	$291	$1,310	$1,544	$3,563	$320
Impairment of goodwill and intangible assets	—	—	—	—	7,397
Impairment of fixed assets and assets held for sale	—	—	—	380	595
(Gain) loss on disposal of assets, net	—	7	(1)	12	18
Purchase accounting adjustments (1)	(2,381)	—	(1,558)	—	(1,558)

Total non-cash charges	$(2,090)	$1,317	$(15)	$3,955	$6,772

(1)	Purchase accounting adjustments for the three months ended September 28, 2013 consist of $0.1 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos. Purchase accounting adjustments for the nine and twelve months ended September 28, 2013 consist of $0.9 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Integration charges:
Commercial and global business unit reorganization and integration	$1,517	$2,070	$4,256	$5,423	$5,858
Acquisition related expenses and integration (1)	470	580	1,708	1,512	3,240
CEO transition	—	—	—	183	—
CFO transition	1,386	—	1,386	—	1,386
Litigation and regulatory costs and settlements, net (2)	340	1,920	4,800	4,745	12,637
Other non-recurring items	390	1,718	1,901	3,763	2,244
Automation projects	1,754	723	3,375	5,361	3,658

Total non-recurring and integration charges	$5,857	$7,011	$17,426	$20,987	$29,023

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended September 28, 2013, litigation and regulatory costs consisted of $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products, $4.6 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, net of $1.0 million received in an indemnity claim from a third party manufacturer, a $1.3 million judgment related to a French litigation matter on appeal and $4.9 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Blackstone monitoring fees	$1,750	1,750	$5,250	$5,250	$7,000
Non-controlling interests	114	27	524	613	692
Loss on modification and extinguishment of debt (1)	—	—	1,059	9,398	28,550
Other (2)	(807)	(1,744)	731	(2,691)	153

Total other adjustment items	$1,057	$33	$7,564	$12,570	$36,395

(1)	Loss on modification and extinguishment of debt for the nine months ending September 28, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished. Loss on modification and extinguishment of debt for the twelve months ending September 28, 2013 consists of the preceding amounts and $17.2 million in premiums related to the repurchase or redemption of our 10.875% Notes, $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Notes and $0.1 million in legal and other fees, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Notes. Loss on modification and extinguishment of debt for the nine months ending September 29, 2012 consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Other adjustment items applicable for the twelve month period include pre-acquisition EBITDA and future cost savings related to the acquisition of Exos Corporation.

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $4.4 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs have been recorded for the three months ended September 28, 2013. As the recorded losses are recoverable against our property and business interruption insurance policies, we have recorded a corresponding insurance receivable of $4.4 million as of September 28, 2013 to offset the recognized losses.

The facility in Tunisia was used to manufacture products representing approximately $33.0 million in annual revenues of our International segment. We had inventory on hand at our other international locations to fulfill customer orders for the three months ending September 28, 2013. In the fourth quarter of 2013, we expect to open alternative manufacturing sites and use subcontractors to manufacture products to meet customer demand. If we are unable to fulfill certain customer orders due to the fire, we have business interruption insurance coverage, which we currently believe will be sufficient to materially offset future lost profits. Given our operational contingency plans, the finished goods inventory on hand at our other distribution locations and the insurance coverage, we do not currently believe that the fire will have a material impact on our results of operations or ability to service our customers.

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

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 28, 2013, we have $1,370.0 million of aggregate fixed rate notes and $857.7 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the nine months ended September 28, 2013 by $1.2 million. As of September 28, 2013, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.18% as of September 28, 2013. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the nine months ended September 28, 2013 would have increased the rate applicable to our variable debt by only 0.18%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and nine months ended September 28, 2013, sales denominated in foreign currencies accounted for 21.7% and 22.7% of our consolidated net sales, respectively, of which 15.1% and 16.2%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the nine months ended September 28, 2013, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). These foreign exchange forward contracts expire weekly throughout August 2014.

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

Pain Pump Litigation

We are currently named as one of several defendants in a number of product liability lawsuits involving approximately 15 plaintiffs in U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants, related to a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that we distributed through our Bracing and Vascular segment. We sold pumps manufactured by one manufacturer from 1999 to 2003 and then sold pumps manufactured by a second manufacturer from 2003 to 2009. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries, or less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have been dismissed from approximately 410 cases when product identification was later established showing that we did not sell the pump in issue. In the past three years, we have entered into settlements with plaintiffs in approximately 110 pain pump lawsuits.

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013, with three other bellwether cases selected for consecutive trials in late 2013 and early 2014. The first bellwether trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases.

State Licensing Subpoena

In July 2013 we were served with a subpoena under HIPAA seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We are in the process of supplying the documents requested under the subpoena.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated Federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such product. The plaintiffs are seeking treble the damages alleged to have been sustained by the U.S. and the States, penalties, attorney’s fees and costs. The Federal government and all of the named States have declined to intervene in this case. Although we believe that this lawsuit is without merit, we can make no assurance as to the resources that will be needed to respond to this case or the final outcome of this action.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 28, 2013. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.	OTHER INFORMATION

Transition of Chief Financial Officer

On September 30, 2013, we announced that Vickie L. Capps, Executive Vice President, Chief Financial Officer and Treasurer, will be leaving the Company at the end of the year to pursue other business opportunities. Pursuant to the Severance Protection Agreement between Ms. Capps and the Company dated March 14, 2011, a copy of which is filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Ms. Capps is entitled to receive certain compensation and benefits, including the repurchase of Rollover Options (as defined in the Severance Protection Agreement). On October 28, 2013, Ms. Capps and the Company entered into an Amendment to the Severance Protection Agreement which provides that a total of 131,172 vested options shall not terminate 90 days after termination of her employment and instead shall remain exercisable and continue in effect until the expiration of their original term. As previously reported, the Company is commencing a search for a successor chief financial officer.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. Issuers must also file a notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 28, 2013.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group, L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be affiliates of ours. Since we filed our quarterly report on Form 10-Q on July 26, 2013, Blackstone and its affiliates have included information in their Quarterly Reports on Form 10-Q regarding activities that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities, and we have not independently verified or participated in the preparation of the disclosures described in the filing.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 28, 2013 and December 31, 2012, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 28, 2013 and September 29, 2012, (iv) the Unaudited Consolidated Statement of Equity as of September 28, 2013 and December 31, 2012, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: October 29, 2013	By:	/S/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: October 29, 2013	By:	/S/ VICKIE L. CAPPS
Vickie L. Capps
Executive Vice President, Chief Financial Officer and Treasurer