Form 10-K
period 2013-12-31
DJO Finance LLC
filed 2014-02-25
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (Note: As of January 1, 2014, the registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, the registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 25, 2014, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

DJO Finance LLC (DJOFL) is a wholly owned indirect subsidiary of DJO Global, Inc (DJO). DJOFL is a Delaware Limited Liability company organized in 2006. Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries.

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

Operating Segments

In the first quarter of 2013, we reassigned certain product lines between our Bracing and Vascular segment and Recovery Sciences segment and revised the way we allocate costs among all of our segments. Segment information for all periods presented herein has been restated to reflect these changes.

We currently develop, manufacture and distribute our products through the following four operating segments:

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare business, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for financial and other additional information regarding our segments.

Recent Acquisitions

On July 1, 2013 we acquired certain assets of Blue Leaf Medical CC (“Blue Leaf”) for a total purchase price of $0.6 million. The assets acquired relate to certain vascular product lines in South Africa, Namibia, Botswana, Mozambique and Zambia. The purchase price consisted of a cash payment at closing of $0.4 million, $0.1 million for the purchase of inventory on hand at closing and $0.1 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in July 2014.

On March 7, 2013 we acquired certain assets of Vasyli Medical Asia/Pacific Pty Ltd. (“Vasyli”) for a total purchase price of $2.2 million. The assets acquired relate to the distribution of certain vascular product lines in Australia and New Zealand. The purchase price consisted of a cash payment at closing of $1.3 million, $0.5 million for the purchase of inventory on hand at closing and $0.4 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in March 2014.

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

Bracing and Vascular Segment

Our Bracing and Vascular segment generated net sales of $476.5 million, $444.4 million and $388.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following table summarizes our Bracing and Vascular segment product categories:

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

Recovery Sciences Segment

Our Recovery Sciences segment generated net sales of $312.8 million, $331.5 million and $341.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes our Recovery Sciences segment product categories:

Product Category	Description
Home electrotherapy devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NMES) Interferential electrical nerve stimulation Electrodes
Clinical electrotherapy	TENS NMES Ultrasound Laser Light therapy Shortwave Diathermy Acoustic wave therapy Electrodes
Patient care	Nutritional supplements Patient safety devices Pressure care products Continuous passive motion devices Dynamic splinting Back braces Compounded pain relief cream

Product Category	Description
Hot, cold and compression therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy
Physical therapy tables and traction products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Iontophoresis	Needle-free transdermal drug delivery
Bone growth stimulation	Non-union fracture bone growth stimulation devices Spine bone growth stimulation devices

Surgical Implant Segment

Our Surgical Implant segment generated net sales of $87.1 million, $73.0 million and $64.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes our Surgical Implant segment product categories:

Product Category	Description
Knee implants	Primary total joint replacement Revision total joint replacement Unicondylar joint replacement
Hip implants	Primary replacement stems Acetabular cup system Revision joint replacement
Shoulder implants	Primary total joint replacement Fracture repair system Revision total joint replacement (including reverse shoulder)

International Segment

Our International segment generated net sales of $299.1 million, $280.5 million and $279.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The product categories for our International segment are similar to the product categories for our domestic segments except certain products are tailored to international market requirements and preferences. In addition, our International segment sells a number of product categories, none of which is individually significant, that we do not sell domestically.

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

We conduct research and development programs at our facilities in Vista, California; Austin, Texas; and Ecublens, Switzerland. We spent $33.2 million, $27.9 million, and $26.9 million in 2013, 2012 and 2011, respectively, for research and development activities.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients, through several sales and distribution channels.

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2013. Medicare and Medicaid together accounted for approximately 4.7% of our consolidated 2013 net sales.

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

Our OfficeCare business provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 2000 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor. For certain facilities, we provide on-site technical representatives. The OfficeCare channel is managed by our DonJoy sales force.

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

In our Vascular segment, the ETI factory in Asheboro, North Carolina, manufactures a full range of compression products, such as anti-embolism stockings; men’s and women’s daily wear and sports compression socks; sheer and surgical weight below knee, thigh length, and pantyhose compression stockings; braces and lymphoedema arm sleeves. The products are sold to worldwide OEM customers as well as to our internal distribution network. The factory specializes in circular knitting and is FDA and ISO 9001:2008 certified and sells under the CE mark in Europe. The primary raw materials used for the compression hosiery are yarn (spandex, nylon, and polyester), dyes, and woven elastics.

Many of the products for our International segment are manufactured in the same facilities as our domestic segments. We operate a manufacturing facility in Tunisia that provides Bracing and Vascular and Recovery Sciences products for the French and other European markets. In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs have been recorded for the year ended December 31, 2013. Additionally, we have recorded $1.3 million in revenue from business interruption insurance proceeds. As the amounts are recoverable against our property and business interruption insurance policies and recovery is considered probable, we have recorded a corresponding insurance receivable of $6.3 million as of December 31, 2013.

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

Under the Food, Drug and Cosmetic Act, as amended, medical devices are generally classified into one of three classes depending on the degree of risk to patients using the device. Class I is the lowest risk classification and most Class I devices are exempt from pre-market submission requirements. Some Class I devices and most Class II devices require a pre-market notification to and clearance from FDA as set forth under § 510(k) of the Food, Drug and Cosmetic Act, as amended, also known as a “510(k)” submission. The 510(k) process is one in which the FDA seeks to determine if a device is “substantially equivalent” to a legally marketed device. Class III devices are the highest risk devices, and a Pre-Market Application (PMA) must be submitted to and approved by the FDA before the manufacturer of a Class III product can proceed in marketing the product.

We sell products in all three of the FDA classifications. All our currently marketed devices are either exempt from the FDA clearance and approval process (based on our interpretation of those regulations) or we have obtained the requisite clearances or approvals, as appropriate, required under federal medical device law. The FDA may disagree with our conclusion that clearances or approvals were not required for specific products and may require clearances or approval for such products. In these circumstances, we may be required to cease distribution of the product, the devices may be subject to seizure by the FDA or to a voluntary or mandatory recall, and we could be subject to significant fines and penalties.

Our manufacturing processes are also required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, which are specified in FDA QSRs. The QSRs cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur and the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

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

Third Party Reimbursement

Our home therapy products, rigid knee braces, CMF products, and certain of our soft goods are generally prescribed by physicians and are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. Customer selection of our products depends, in part, on coverage of our products and whether third party payment amounts will be adequate. We believe that Medicare and other third party payors will continue to focus on measures to contain or reduce their costs through managed care and other methods. Medicare policies are important to our business not only because we must continue to meet the criteria for a qualified Medicare supplier, but also because private payors often model their policies after the Medicare program’s coverage and reimbursement policies.

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

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Competitive bidding went into effect January 1, 2011 in nine CBA’s and nine product categories, with reimbursement to contract suppliers averaging 32% below the Medicare DMEPOS fee schedule amount. Bidding has concluded in the second round of competitive bidding in 100 CBAs. Payment amounts under round two were reduced by an average of 45% below current fee schedule prices. While none of our products were included in the first two rounds, CMS included TENS units in a recompetition of round one as part of a new “General Home Equipment and Related Supplies and Accessories” product category. Bidding for the new three-year contracts was conducted in late 2012, and we submitted bids to supply products in this category. We were selected as a successful bidder in two CBAs, but did not enter into a contract to be a supplier in those two regions. The reimbursement rate in those two regions was established at a 46% reduction to the Medicare fee schedule rate. In addition, CMS recently released a listing of codes that it considers to be off-the-shelf (OTS) orthotics and subject to competitive bidding in the future. When our products are subject to competitive bidding, if we are not a contract supplier (or subcontractor) in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. Further, the ACA requires the Secretary to use competitive bidding payment information to adjust DMEPOS payments in areas outside of competitive bidding areas beginning in 2016. For the billing codes applicable to our orthotics products that are custom fabricated, CMS has indicated that they will promulgating regulations in the spring of 2014 to establish payment requirements, including qualifications for fitting, as required by Section 427(a) of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000.

On June 8, 2012, CMS issued a final decision memorandum in which CMS determined that coverage for TENS for the treatment of chronic low back pain (other than chronic low back pain due to certain diseases) would not be available under Medicare unless the patient is enrolled in a clinical study meeting certain defined standards. On August 3, 2012, CMS published a National Coverage Determination and listed the diagnostic codes for TENS prescriptions that will no longer be covered under Medicare outside of a clinical study. Our Empi business unit in our Recovery Sciences Segment provides TENS devices that are prescribed for patients to use in the home (and for patients with diagnoses that fall within one of the diagnostic codes for which Medicare coverage is no longer available). As a result, this coverage decision by CMS reduces the available market for these TENS devices. In addition to eliminating a common application for TENS for Medicare beneficiaries, this coverage policy has been adopted by some of the private health insurers with which Empi does business. We have adapted our business procedures to reflect this coverage policy and have ceased billing Medicare and the private payors who followed the Medicare coverage decision for TENS units and supplies prescribed for the applicable diagnostic codes.

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

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of individuals who can fit our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. The state of Texas has adopted such a licensure law which the state regulatory board has interpreted as not including an exemption for manufacturer’s sales representatives acting under the supervision of a physician and has issued a cease and desist letter directed to the fitting activities of our sales representatives in that state. We have requested clarification of such letter. Additional states may be considering similar legislation. If these laws are enforced without an exemption for manufacturer’s sales representatives or without our sales representatives qualifying as certified or licensed persons, our ability to fit and bill these products will be adversely impacted. In addition, in July 2013 we were served with a subpoena under HIPAA (as defined and further described below) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We are in the process of supplying the documents requested under the subpoena.

Efforts have also been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement to date, CMS has indicated, in connection with the identification of custom fabricated codes for orthopedic products discussed above, that fitting of such custom products must be done by a licensed or specially trained individual. Further guidance on who qualifies as a specially trained individual is expected to be forthcoming.

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

Just prior to the acquisition in 2011 of Dr. Comfort by DJO, Dr. Comfort entered into a settlement agreement with the U.S. Attorney’s Office for the Eastern District of Wisconsin and the Office of the Inspector General of HHS (OIG) resolving allegations by two whistleblowers that Dr. Comfort made false claims relating to products that allegedly did not meet Medicare standards, and that settlement agreement required Dr. Comfort to, among other things, enter into a five-year Corporate Integrity Agreement (CIA) covering its compliance program. Failure of Dr. Comfort to comply with certain obligations set forth in the CIA may result in the imposition of monetary (stipulated) penalties and/or Dr. Comfort’s exclusion from participation in the Federal health care programs.

Customs and Import/Export Laws and Regulations

Our business is conducted world-wide, with raw material and finished goods imported from and exported to a substantial number of countries. In particular, a significant portion of our products are manufactured in our plant in Tijuana, Mexico and imported to the United States before shipment to domestic customers or export to other countries. We are subject to customs and import/export rules in the U.S. and other countries and to requirements for payment of appropriate duties and other taxes as goods move between countries. Customs authorities monitor our shipments and payments of duties, fees and other taxes and can perform audits to confirm compliance with applicable laws and regulations. After receiving a series of inquiries from U.S. Customs and Border Protection (CBP) regarding various customs compliance issues we submitted a Prior Disclosure to CBP on January 4, 2012, in which we indicated that we may have misclassified certain imported products for tariff purposes as well as improperly imported products under the provisions of the North American Free Trade Agreement (NAFTA). We committed to CBP that we would undertake an investigation of the potential compliance issues, and if we determine that any errors exist, we will correct the impacted entries made during the five-year period included in the Prior Disclosure and pay the appropriate duties. CBP also has the authority to impose penalties for such compliance issues in certain cases. We submitted the perfected Prior Disclosure to the CBP in 2013 and have resolved any outstanding tariff or NAFTA issues.

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA) , antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their representatives officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may be considered as meeting the definition of a foreign officials for purposes of the FCPA. If we are found to have violated the FCPA or similar law, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses.

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

The HIPAA Rules apply to “covered entities,” which includes healthcare providers who conduct certain transactions electronically, including but not limited to the electronic submission of health care claims to an insurance carrier. We also provide services to customers that are directly regulated entities under HIPAA and the HIPAA Rules, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA and the HIPAA Rules. As such, HIPAA and the HIPAA Rules apply to various aspects of our business and we are required to be in compliance with HIPAA and the HIPAA Rules.

On February 17, 2009, President Obama signed into law the Health Information Technology for Economic and Clinical Health Act (HITECH Act) as part of the American Recovery and Reinvestment Act. This law includes strengthened federal privacy and security provisions to protect personally-identifiable health information, such as the notification requirements set forth in the Breach Notification Rule. On January 25, 2013, the Office for Civil Rights (OCR) of the Department of Health and Human Services published its final rule to modify the HIPAA Privacy, Security, Breach and Enforcement Rules, including most revisions/additions made by the HITECH Act. The rule became effective on March 23, 2013, and entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be our affiliates. During 2013, Blackstone included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Employees

As of December 31, 2013, we had approximately 5,470 employees. Of these, approximately 3,960 were engaged in production and production support, approximately 100 in research and development, approximately 1,040 in sales and support, and approximately 370 in various administrative capacities including third party billing. Of these employees, approximately 2,270 were located in the United States, approximately 2,290 were located in Mexico and approximately 910 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

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

We are highly leveraged. As of December 31, 2013, our total indebtedness was $2,261.4 million, exclusive of net unamortized original issue discount of $1.6 million. We also had an additional $61.5 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

•	making it difficult for us to make payments on our 8.75% second priority senior secured notes, our 9.875% senior unsecured notes, our 7.75% senior unsecured notes and our 9.75% senior subordinated notes (collectively, the Notes) and other debt,

•	increasing our vulnerability to general economic and industry conditions,

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities,

•	exposing us to the risk of increased interest rates as certain of our borrowings, including certain borrowings under our senior secured credit facilities, will be subject to variable rates of interest,

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures,

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our cash paid for interest for the years ended December 31, 2013, 2012, and 2011 was $171.4 million, $162.6 million, and $151.2 million, respectively. As of December 31, 2013, we had $891.4 million of debt subject to floating interest rates under our senior secured credit facilities, exclusive of $7.1 million of unamortized original issue discount.

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

In addition, we are required to satisfy and maintain a specified senior secured leverage ratio. This covenant could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, it may restrict our ability to conduct and expand our business and pursue our business strategies. Our ability to meet this senior secured leverage ratio can be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will meet the senior secured leverage ratio in the future or at all.

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

Any of these risks, among others, could adversely affect our business and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies continue or become worse.

Federal and state health reform and cost control efforts include provisions that could adversely impact our business and results of operations.

ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of a deemed price for these products. A limited number of our products are subject to the new tax. ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the ACA is still uncertain, it is possible that the legislation will have a material adverse impact on our business. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include

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

We operate in highly competitive and fragmented markets. Our Bracing and Vascular, Recovery Sciences and International segments compete with both large and small companies, including several large, diversified companies with significant market share and numerous smaller niche companies, particularly in the physical therapy products market. Our Surgical Implant segment competes with a small number of very large companies that dominate the market, as well as other companies similar to our size. We may not be able to offer products similar to, or more desirable than, those of our competitors or at a price comparable to that of our competitors. Compared to us, many of our competitors have

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

Federal and state legislatures have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions and/or reduce demand for our products by reducing the number of professionals who fit and sell them. The adoption of such policies could have a material adverse impact on our business.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 25.5% of our net revenues from customers outside the United States for the year ended December 31, 2013. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican

Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand and Tunisian Dinar. Sales denominated in foreign currencies accounted for 22.6% of our consolidated net sales for the year ended December 31, 2013, of which 16.1% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2013, we had outstanding MXN forward contracts to purchase an aggregate U.S. dollar equivalent of $23.0 million. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

The OIG, the FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may prescribe our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the OIG or the FDA, or another regulatory agency determines that our promotional materials, training, or activities constitute improper promotion of an off-label use, the regulatory agency could request that we modify our promotional materials, training, or activities, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements and activities that could be considered off-label promotion of our products, the FDA, another regulatory agency, or the U.S. Department of Justice could disagree and conclude that we have engaged in off-label promotion and, potentially, caused the submission of false claims. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2013, we obtained 38.4% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

A significant portion of our rehabilitation products are manufactured in a facility in Tijuana, Mexico, with a number of products for the European market manufactured in a Tunisian facility. In Vista, California we manufacture our custom rigid bracing products, which remain in the United States to facilitate quick turnaround on custom orders, vascular products, and our CMF product line. Our clinical electrotherapy devices, patient care products, physical therapy and certain CPM devices are now manufactured in our facilities located in Tijuana, Mexico. Our home electrotherapy devices sold in the United States as well as some components and related accessories are manufactured at our facility in Clear Lake, South Dakota. In our Surgical Implant business, we manufacture our products in our manufacturing facility at Austin, Texas. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of the potential losses and may not continue to be available to us on acceptable terms, or at all.

Affiliates of Blackstone own substantially all of the equity interest in us and may have conflicts of interest with us or investors in the future.

As of February 25, 2014, affiliates of Blackstone collectively beneficially own 97.7% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2. PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	September 2016	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2016	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
Mequon, Wisconsin	Warehouse and distribution facility	Leased	January 2014	42
Shoreview, Minnesota	Office, operations, medical billing	Leased	October 2018 (a)	94
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	54
Sfax, Tunisia	Manufacturing facility	Leased	Various	51
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019 (b)	53
Vista, California	Manufacturing facility	Leased	December 2018	53
Arden Hills, Minnesota	Office and manufacturing facility	Leased	September 2015	20
Freiburg, Germany	Research and development, distribution facility	Leased	December 2016	20
Freiburg, Germany	Research and development, distribution facility	Leased	November 2014	27
Mouguerre, France	Office and distribution facility	Leased	December 2021	51
Sydney, Australia	Office and distribution facility	Leased	April 2017	28
Mississauga, Canada	Office and distribution facility	Leased	March 2015	30
Herentals, Belgium	Office and distribution facility	Leased	March 2014	26
Freiburg, Germany	Office and distribution facility	Leased	December 2020	23
Malmo, Sweden	Office and distribution facility	Leased	March 2017	14
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2015	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	May 2016	12
Other various locations	Various	Leased	Various	41

(a)	Renewable, at our option, for one additional five-year term.
(b)	Renewable, at our option, for two additional five-year terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. Although the lawsuit was recently filed and is still being investigated, we disagree with the allegations and intend to vigorously defend this matter.

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013. This trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases. The remaining bellwether trials which had been scheduled for trial in 2014 have been taken off-calendar pending settlement discussions. We believe we have adequate insurance coverage to pay the defense costs and settlement costs for these claims.

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

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. Although we believe that this lawsuit is without merit, we can make no assurance as to the resources that will be needed to respond to this case or the final outcome of this action.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of DJO by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2013, DJO issued 72,151 shares of its common stock upon the net exercise of stock options. Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the year ended December 31, 2013, the net exercise method was employed by the participants to exercise options to acquire 221,057 shares of our common stock; we withheld 148,906 of the shares subject to the options to cover $2.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 72,151 shares to the participants.

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

As of February 25, 2014, there were 33 holders of DJO’s common stock.

As of February 25, 2014, 100% of DJOFL’s membership interests were owned by DJO Holdings LLC.

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

	Year Ended December 31,
($ in thousands)	2013	2012	2011	2010	2009
Statement of Operations Data (1) (2):
Net sales	$1,175,457	$1,129,420	$1,074,770	$965,973	$946,126
Gross profit	703,040	685,500	656,632	620,703	607,407
Loss from continuing operations (3)	(202,562)	(118,368)	(213,587)	(51,675)	(49,391)
Net loss attributable to DJOFL (3)	(203,452)	(119,150)	(214,469)	(52,532)	(50,433)

Other Financial Data (2):
Depreciation and amortization	128,666	127,459	121,151	103,519	105,150

Balance Sheet Data (at period end):
Cash and cash equivalents	$43,578	$31,223	$38,169	$38,132	$44,611
Total assets	2,694,779	2,862,416	2,894,860	2,779,790	2,850,179
Long-term debt, net of current portion	2,251,167	2,223,816	2,159,091	1,816,291	1,796,944
DJOFL membership (deficit) equity	(21,926)	182,092	295,813	504,139	555,860

(1)	For additional information about our acquisitions in the past three years, see Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein.
(2)	We sold our Empi Therapy Solutions catalog business on June 12, 2009 and its results have been excluded from continuing operations for all periods presented.
(3)	Results for the years ended December 31, 2013, 2012, 2011 and 2009 include aggregate goodwill and intangible asset impairment charges of $106.6 million, $7.4 million, $141.0 million and $7.0 million, respectively.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8 herein for financial and other additional information regarding our segments.

Recent Acquisitions

Acquisitions

On July 1, 2013 we acquired certain assets of Blue Leaf Medical CC (“Blue Leaf”). The assets acquired relate to certain vascular product lines in South Africa, Namibia, Botswana, Mozambique and Zambia.

On March 7, 2013 we acquired certain assets of Vasyli Medical Asia/Pacific Pty Ltd. (“Vasyli”). The assets acquired relate to the distribution of certain vascular product lines in Australia and New Zealand.

On December 28, 2012, we acquired all of the outstanding shares of capital stock of Exos Corporation (Exos). Exos is a medical device company focused on thermoformable external musculoskeletal stabilization systems for the treatment of fractures and other injuries requiring stabilization.

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

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2013		2012		2011
Net sales	$1,175,457	100.0%	$1,129,420	100.0%	$1,074,770	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	472,417	40.2	443,920	39.3	418,138	38.9

Gross profit	703,040	59.8	685,500	60.7	656,632	61.1
Operating expenses:
Selling, general and administrative	477,238	40.7	460,065	40.7	487,084	45.3
Research and development	33,221	2.8	27,877	2.5	26,850	2.5
Amortization of intangible assets	95,539	8.1	97,243	8.6	93,957	8.7
Impairment of goodwill and intangible assets	106,600	9.0	7,397	0.7	141,006	13.1

	712,598	60.6	592,582	52.5	748,897	69.6

Operating (loss) income	(9,558)	(0.8)	92,918	8.2	(92,265)	(8.5)

Other (expense) income:
Interest expense	(177,733)	(15.1)	(183,055)	(16.1)	(169,332)	(15.8)
Interest income	191	0.0	201	0.0	345	0.0
Loss on modification and extinguishment of debt	(1,059)	(0.1)	(36,889)	(3.3)	(2,065)	(0.2)
Other (expense) income, net	(1,287)	(0.1)	3,553	0.3	(2,814)	(0.3)

	(179,888)	(15.3)	(216,190)	(19.1)	(173,866)	(16.3)

Loss from continuing operations before income taxes	(189,446)	(16.1)	(123,272)	(10.9)	(266,131)	(24.8)
Income tax (provision) benefit	(13,116)	(1.1)	4,904	0.5	52,544	4.9

Net loss	(202,562)	(17.2)	(118,368)	(10.4)	(213,587)	(19.9)
Net income attributable to noncontrolling interests	(890)	(0.1)	(782)	(0.1)	(882)	(0.1)

Net loss attributable to DJOFL	$(203,452)	(17.3)%	$(119,150)	(10.5)%	$(214,469)	(20.0)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $35,125, $38,355 and $38,668 for the years ended December 31, 2013, 2012 and 2011, respectively.

Year Ended December 31, 2013 (2013) Compared to Year Ended December 31, 2012 (2012)

Net Sales. Our net sales for 2013 were $1,175.5 million, compared to net sales of $1,129.4 million for 2012, representing a 4.1% increase year over year. In constant currency, excluding a favorable impact of $3.2 million related to changes in foreign exchange rates in effect in 2013 compared to the rates in effect in 2012, net sales increased by $42.9 million, or 3.8%, to $1,172.3 million for 2013 from $1,129.4 million for 2012.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2013	% of Net Sales	2012	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$476,492	40.5%	$444,444	39.4%	$32,048	7.2%
Recovery Sciences	312,783	26.6	331,461	29.3	(18,678)	(5.6)
Surgical Implant	87,088	7.4	72,980	6.5	14,108	19.3
International	299,094	25.5	280,535	24.8	18,559	6.6

Total net sales	$1,175,457	100.0%	$1,129,420	100.0%	$46,037	4.1%

Net sales in our Bracing and Vascular segment were $476.5 million for 2013, increasing 7.2% from net sales of $444.4 million for 2012. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $312.8 million for 2013, decreasing 5.6% from net sales of $331.5 million for 2012. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and by slow market conditions for the capital equipment sold by our Chattanooga business unit.

Net sales in our Surgical Implant segment were $87.1 million for 2013, increasing 19.3% from net sales of $73.0 million for 2012. The increase was driven by strong sales of our shoulder products as well as sales of new products and strong sales execution.

Net sales in our International segment were $299.1 million for 2013, increasing 6.6% from net sales of $280.5 million for 2012. In constant currency, excluding a favorable impact of $3.2 million related to changes in foreign exchange rates in effect in 2013 compared to the rates in effect in 2012, net sales for 2013 for the International segment increased 5.5% compared to net sales for 2012. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.8% for 2013, compared to 60.7% for 2012.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.2% for 2013, compared to 51.6% for 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.0% for 2013, compared to 75.4% for 2012. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales decreased to 72.3% for 2013, compared to 74.9% for 2012. The decrease was primarily driven by the impact of the medical device excise tax, which became effective on January 1, 2013.

Gross profit in our International segment as a percentage of net sales remained consistent at 55.4% for 2013, compared to 55.3% for 2012.

Selling, General and Administrative (SG&A). SG&A expenses increased to $477.2 million for 2013, from $460.1 million in 2012. As a percentage of sales, SG&A expense remained consistent at 40.7% for 2013 and 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented:

	2013	2012
Integration charges:
Commercial and global business unit reorganization and integration	$5,438	$6,042
Acquisition related expenses and integration	1,152	2,277
CEO transition	—	183
CFO transition	1,673	—
Litigation and regulatory costs and settlements, net	3,563	11,247
Other non-recurring items	8,526	3,150
Automation projects	5,550	4,905

	$25,902	$27,804

Research and Development (R&D). R&D expenses increased to $33.2 million for 2013, from $27.9 million in 2012. As a percentage of sales, R&D expense increased to 2.8% in 2013 from 2.5% in 2012, reflecting an increase in our new product development activities, including expenses incurred in 2013 by Exos, which we acquired in December 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $95.5 million in 2013 and $97.2 million for 2012. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our 2012 acquisition of Exos.

Impairment of Goodwill and Intangible Assets. We determined that the carrying values of our Empi and Chattanooga reporting units were in excess of their estimated fair values. As a result, in the fourth quarter of 2013 we recorded goodwill impairment charges of $52.5 million for the Empi reporting unit and $49.5 million for the Chattanooga reporting unit. The goodwill impairment in our Empi reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi reporting unit. The goodwill impairment in the Chattanooga reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to slow market conditions for capital equipment. In addition, during the year ended December 31, 2013 we recorded intangible asset impairment charges of $4.5 million related to our Empi trade name.

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

Interest Expense. Our interest expense was $177.7 million for 2013 and $183.1 million for 2012. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished. Loss on modification and extinguishment of debt for year ended December 31, 2012 consists of $17.3 million in premiums related to the repurchase or redemption of our 10.875% Senior unsecured notes and $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Senior unsecured notes, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Senior unsecured notes, $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our original term loans which were extinguished.

Other (Expense) Income, Net. Other (expense) income, net was $(1.3) million for 2013 and 3.6 million for 2012. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax (Provision) Benefit. We recorded an income tax expense of $13.1 million on a pre-tax loss of $189.4 million, resulting in a negative effective tax rate of 6.9% in 2013. In 2012 we recorded an income tax benefit of $4.9 million on a pre-tax loss of $123.3 million, resulting in an effective tax rate of 4.0%. The change in our effective tax rates from 2012 to 2013 primarily relates to the partial U.S federal and state valuation allowances provided against deferred tax assets in 2012 versus a full U.S. federal and state valuation allowance recorded on the majority of our deferred tax assets in 2013.

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

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2012	% of Net Sales	2011	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$444,444	39.4%	$388,860	36.2%	$55,584	14.3%
Recovery Sciences	331,461	29.3	341,667	31.8	(10,206)	(3.0)
Surgical Implant	72,980	6.5	64,944	6.0	8,036	12.4
International	280,535	24.8	279,299	26.0	1,236	0.4

Total net sales	$1,129,420	100.0%	$1,074,770	100.0%	$54,650	5.1%

Net sales in our Bracing and Vascular segment were $444.4 million for 2012, increasing 14.3% from net sales of $388.9 million for 2011. Our Bracing and Vascular segment benefited from sales of new products, sales from businesses acquired in 2011 and improving sales execution. Including the impact of pre-acquisition sales in 2011 of $20.0 million, pro forma net sales in this segment increased by $35.8 million, or 8.8%, from $408.9 million in 2011 to $444.7 million in 2012.

Net sales in our Recovery Sciences segment were $331.5 million for 2012, decreasing 3.0% from net sales of $341.7 million for 2011. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and by slow market conditions for the capital equipment product lines sold by our Chattanooga business unit.

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

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 51.6% for 2012, compared to 52.4% for 2011. The decrease was primarily due to a lower margin mix of products sold and pricing pressure on certain product lines.

Gross profit in our Recovery Sciences segment as a percentage of net sales remained consistent at 75.4% for 2012, compared to 75.6% for 2011.

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

	Year Ended December 31,
(in thousands)	2012	2011
Integration charges:
Commercial and global business unit reorganization and integration	$6,042	11,258
Acquisition related expenses and integration	2,277	8,487
CEO transition	183	4,270
Litigation and regulatory costs and settlements, net	11,247	6,971
Other non-recurring items	3,150	3,342
ERP implementation and other automation projects	4,905	24,083

	$27,804	$58,411

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

Recent Accounting Pronouncements

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

In February 2013, the FASB issued an accounting standard update regarding reporting amounts reclassified out of accumulated other comprehensive income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. The amended guidance was effective for interim and annual periods beginning after December 15, 2012. The Company adopted this standard update during the first quarter of 2013. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

Liquidity and Capital Resources

As of December 31, 2013, our primary sources of liquidity consisted of cash and cash equivalents totaling $43.6 million and our $100.0 million revolving credit facility, of which $61.5 million was available. Our revolving credit balance was $38.0 million as of December 31, 2013. We had a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at December 31, 2013 was $235.0 million. We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our senior secured credit facilities, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the senior secured credit facilities in the future. We and our subsidiaries, affiliates, or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	2013	2012	2011
Cash provided by operating activities	$29,780	$44,619	$23,605
Cash used in investing activities	(41,063)	(63,965)	(358,662)
Cash provided by financing activities	23,309	11,953	334,290
Effect of exchange rate changes on cash and cash equivalents	329	447	804

Net increase (decrease) in cash and cash equivalents	$12,355	$(6,946)	$37

Operating activities provided $29.8 million, $44.6 million and $23.6 million of cash for 2013, 2012 and 2011, respectively. Cash provided by operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses. For 2013, 2012 and 2011, cash paid for interest was $171.4 million, $162.6 million and $151.2 million, respectively.

Investing activities used $41.1 million, $64.0 million and $358.7 million of cash for 2013, 2012, and 2011 respectively. Cash used in investing activities for 2013 primarily consisted of purchases of property and equipment of $37.5 million and $2.0 million related to the acquisition of assets from our vascular distributors in Australia and South Africa. Cash used in investing activities for 2012 primarily consisted of purchases of property and equipment of $33.0 million and cash paid for acquisitions of $30.0 million, net of cash acquired. Cash used in investing activities for 2011 primarily consisted of $317.7 million of net cash paid for acquisitions and $39.4 million of cash paid for purchases of property and equipment.

Financing activities provided $23.3 million, $12.0 million and $334.3 million of cash for 2013, 2012 and 2011, respectively. Cash provided in financing activities in 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility. Cash provided by financing activities in 2012 consisted of proceeds from borrowings under our senior secured credit facilities and our new 8.75% Notes, offset by repayments of our original senior secured credit facilities and our 10.875% Notes and the payment of $55.9 million of debt issuance, modification and extinguishment costs. During 2012, we received an investment of $2.0 million from DJO, our indirect parent, related to proceeds from the sale of common stock. Cash provided by financing activities in 2011 was primarily related to net proceeds from our issuance of $300.0 million aggregate principal of 7.75% Notes and net borrowings from our revolving credit facility, which together with cash on hand were used to fund acquisitions. In connection with the issuance of our $300.0 million aggregate principal of 7.75% Notes, we paid $7.7 million in debt issuance costs. During 2011, we received an investment of $3.2 million from DJO, related to proceeds from the sale of common stock.

Indebtedness

As of December 31, 2013, we had $2,261.4 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $1.6 million. The principal amount and carrying value of our debt was as follows for December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$38,000	$38,000	$3,000	$3,000
Term loans	853,400	846,297	862,021	853,165

	891,400	884,297	865,021	856,165
Note financing:
8.75% second priority senior secured notes	330,000	335,490	330,000	336,509
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,375,490	1,370,000	1,376,509

Total indebtedness	$2,261,400	$2,259,787	$2,235,021	$2,232,674

Senior Secured Credit Facilities. Term Loans outstanding under our senior secured credit facilities at December 31, 2013 consist of $853.4 million of term loans which mature on September 15, 2017. Of the $100 million total revolving credit facility which matures on March 15, 2017, $61.5 was available. Our revolving credit balance was $38.0 million at December 31, 2013. We had a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.71%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended December 31, 2013. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of December 31, 2013, our actual senior secured first lien leverage ratio was within the required ratio at 3.18:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2013, measured on that date, was 1.55:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

The following is a summary of our covenant requirements and pro forma ratios as of December 31, 2013:

	Covenant Requirements	Actual Ratios
Senior Secured Credit Facilities
Maximum ratio of consolidated senior secured first lien debt to Adjusted EBITDA	4.25:1	3.18:1
Notes
Minimum ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.55:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	(unaudited)
	Year Ended December 31,
(in thousands)	2013	2012	2011
Net loss attributable to DJO Finance LLC	$(203,452)	$(119,150)	$(214,469)
Interest expense, net	177,542	182,854	168,987
Income tax benefit	13,116	(4,904)	(52,544)
Depreciation and amortization	128,666	127,459	121,251
Non-cash charges (a)	107,186	10,742	163,918
Non-recurring and integration charges (b)	30,600	32,584	63,717
Other adjustment items, before permitted pro forma adjustments (c)	10,501	41,400	13,393

	264,159	270,985	264,253

Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	—	1,590	7,873
Future cost savings	—	1,396	5,905

Adjusted EBITDA	$264,159	$273,971	$278,031

(a)	Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Stock compensation expense	$2,155	$2,339	$2,701
Impairment of goodwill and intangible assets	106,600	7,397	141,006
Impairment of fixed assets and assets held for sale	—	975	7,466
Purchase accounting adjustments (1)	(1,568)	—	12,336
Loss on disposal of assets, net	(1)	31	409

Total non-cash items	$107,186	$10,742	$163,918

(1)	Purchase accounting adjustments for 2013 consist of $0.9 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Integration charges:
Commercial sales and global business unit reorganization and integration	$7,077	$7,025	$12,228
Acquisition related expenses and integration (1)	1,863	3,020	8,661
CEO transition	—	183	4,270
CFO transition	1,673
Litigation and regulatory costs and settlements, net (2) (3)	3,906	12,582	6,971
Other non-recurring items (4) (5)	10,531	4,129	3,342
ERP implementation and other automation projects	5,550	5,645	28,245

Total non-recurring and integration charges	$30,600	$32,584	$63,717

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended December 31, 2013, litigation and regulatory costs consisted of $3.1 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.7 million related to other litigation and regulatory costs and settlements, net of $2.0 million received related to an indemnity claim from a third party pain pump manufacturer and a settlement with its insurance carrier, and a $0.9 million favorable cost estimate adjustment for the post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products.
(3)	For the twelve months ended December 31, 2012, litigation and regulatory costs consisted $4.7 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.8 million related to other litigation and regulatory costs and settlements, $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products and a $1.3 million judgment related to a French litigation matter we intend to appeal.
(4)	For the twelve months ended December 31, 2013, other non-recurring items consist of $5.8 million in incremental Empi bad debt expense related to the Medicare CLBP decision, $1.9 million in specifically identified non-recurring operational and regulatory projects, $0.9 million in expenses related to our Tunisia factory fire and $2.0 million in other non-recurring travel & professional fees.
(5)	For the twelve months ended December 31, 2012, other non-recurring items consist of $2.6 million in non-recurring human resource talent initiatives, $0.8 million in specifically identified non-recurring operational and regulatory projects, $0.3 million related to the move of one of our factories and $0.4 million in other non-recurring professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	890	781	882
Loss on modification and extinguishment of debt (1) (2)	1,059	36,889	2,065
Other (3)	1,552	(3,270)	3,446

Total other adjustment items before permitted pro forma adjustments	$10,501	$41,400	$13,393

(1)	Loss on modification and extinguishment of debt for the twelve months ending December 31, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.
(2)	Loss on modification and extinguishment of debt for the twelve months ending December 31, 2012 consists of $17.2 million in premiums related to the fourth quarter 2012 repurchase or redemption of our 10.875% Senior Secured Notes (“10.875% Notes”), $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Notes and $0.1 million in legal and other fees, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Notes, $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our Senior Secured Credit Facility and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished.
(3)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Permitted pro forma adjustments include:

•	Pre-acquisition Adjusted EBITDA related to the acquisition acquired businesses.

•	Future cost savings for the year ended December 31, 2012 included $0.6 million for Dr. Comfort, $0.3 million for Circle City, $0.2 million for Exos and $0.3 million for ETI. Future cost savings for the year ended December 31, 2011 included $2.8 million for Dr. Comfort, $2.1 million for ETI and $1.0 million for Circle City.

Contractual Commitments

As of December 31, 2013, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt obligations	$2,261,400	$8,620	$17,240	$2,235,540	$—
Interest payments (1)	668,364	165,990	330,071	172,303	—
Operating lease obligations	74,226	16,073	26,843	13,986	17,324
Purchase obligations	119,147	80,589	17,528	14,020	7,010

Total contractual commitments	$3,123,137	$271,272	$391,682	$2,435,849	$24,334

(1)	$1,370.0 million principal amount of long-term debt is subject to fixed interest rates and $891.4 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.75%, which is equal to the average assumed effective interest rate for the term loans under the senior secured credit facilities over the remainder of their term.

As of December 31, 2013, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $77.1 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in November 2007, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the monitoring fee agreement.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2013, 2012, and 2011, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 40%, 35%, and 33%, respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 73%, 72% and 71% of our net revenues for the year ended December 31, 2013, 2012 and 2011, respectively. Direct-billed customers represented approximately 71% and 70% of our net accounts receivable at December 31, 2013 and 2012, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2013, 2012, and 2011.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 27%, 28% and 29% of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Third party payor customers represented approximately 30% and 30%, respectively, of our net accounts receivable at December 31, 2013 and 2012. For the years ended December 31, 2013, 2012, and 2011, we estimate bad debt expense to be approximately 6%, 4% and 5%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as Selling, general and administrative expense in our Consolidated Statements of Operations.

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

In performing our 2013 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (1)% and 7% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.9% to 11.6%, and terminal value growth rates ranging from 0.5% to 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

We determined that the carrying values of our Empi and Chattanooga reporting units were in excess of their estimated fair values. As a result, in the fourth quarter of 2013 we recorded goodwill impairment charges for the Empi and Chattanooga reporting units of $52.5 million and $49.5 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The goodwill impairment in our Empi reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi reporting unit. The goodwill impairment in the Chattanooga reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to slow market conditions for capital equipment. We have four other reporting units with goodwill assigned to them. For each of those four reporting units, the estimated fair values exceed their carrying values.

In the fourth quarter of 2013 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names other than Empi exceeds their carrying value. We determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $4.5 million. The impairment charge was included in Impairment of goodwill and intangible assets line item in the Consolidated Statement of Operations.

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

Our gross deferred tax asset balance was $265.0 million at December 31, 2013 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2013, we maintained a valuation allowance of $94.7 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards of certain international subsidiaries, and certain domestic net operating loss and capital loss carryforwards not expected to be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of December 31, 2013, we have $1,370.0 million of aggregate fixed rate notes and $891.4 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the year ended December 31, 2013 by $1.8 million. As of December 31, 2013, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.17% as of December 31, 2013. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the year ended December 31, 2013 would have increased the rate applicable to our variable debt by only 0.17%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the year ended December 31, 2013, sales denominated in foreign currencies accounted for 22.6% of our consolidated net sales, of which 16.1% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2013, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). These foreign exchange forward contracts expire weekly throughout fiscal year 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, (deficit) equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

February 25, 2014

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$43,578	$31,223
Accounts receivable, net	185,088	166,742
Inventories, net	154,983	156,315
Deferred tax assets, net	27,527	33,283
Prepaid expenses and other current assets	27,951	18,073

Total current assets	439,127	405,636
Property and equipment, net	107,829	107,035
Goodwill	1,149,331	1,249,305
Intangible assets, net	958,993	1,055,531
Other assets	39,499	45,216

Total assets	$2,694,779	$2,862,723

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$56,374	$54,294
Accrued interest	29,682	31,653
Current portion of debt obligations	8,620	8,858
Other current liabilities	109,472	93,640

Total current liabilities	204,148	188,445
Long-term debt obligations	2,251,167	2,223,816
Deferred tax liabilities, net	242,028	241,202
Other long-term liabilities	16,718	24,850

Total liabilities	2,714,061	2,678,313

Commitments and contingencies

(Deficit) Equity:
DJO Finance LLC membership (deficit) equity:
Member capital	838,769	839,234
Accumulated deficit	(861,878)	(658,426)
Accumulated other comprehensive income	1,183	1,284

Total membership (deficit) equity	(21,926)	182,092
Noncontrolling interests	2,644	2,318

Total (deficit) equity	(19,282)	184,410

Total liabilities and (deficit) equity	$2,694,779	$2,862,723

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net sales	$1,175,457	$1,129,420	$1,074,770
Cost of sales (exclusive of amortization of intangible assets of $35,125, $38,355 and $38,668 for the year ended December 31, 2013, 2012 and 2011, respectively)	472,417	443,920	418,138

Gross profit	703,040	685,500	656,632

Operating expenses:
Selling, general and administrative	477,238	460,065	487,084
Research and development	33,221	27,877	26,850
Amortization of intangible assets	95,539	97,243	93,957
Impairment of goodwill and intangible assets	106,600	7,397	141,006

	712,598	592,582	748,897

Operating (loss) income	(9,558)	92,918	(92,265)

Other (expense) income:
Interest expense	(177,733)	(183,055)	(169,332)
Interest income	191	201	345
Loss on modification and extinguishment of debt	(1,059)	(36,889)	(2,065)
Other (expense) income, net	(1,287)	3,553	(2,814)

	(179,888)	(216,190)	(173,866)

Loss before income taxes	(189,446)	(123,272)	(266,131)
Income tax (provision) benefit	(13,116)	4,904	52,544

Net loss	(202,562)	(118,368)	(213,587)
Net income attributable to noncontrolling interests	(890)	(782)	(882)

Net loss attributable to DJO Finance LLC	$(203,452)	$(119,150)	$(214,469)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(202,562)	$(118,368)	$(213,587)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(1,212), $(1,386) and $1,681 for the year ended December 31, 2013, 2012, and 2011, respectively	19	1,108	(1,896)
Unrealized loss on cash flow hedges, net of tax benefit of $175 for the year ended December 31, 2011	—	—	(272)
Reclassification adjustment for losses on cash flow hedges included in net loss, net of tax provision of $2,773 for the year ended December 31, 2011	—	—	4,381

Other comprehensive income	19	1,108	2,213

Comprehensive loss	(202,543)	(117,260)	(211,374)
Comprehensive income attributable to noncontrolling interests	(1,010)	(824)	(829)

Comprehensive loss attributable to DJO Finance LLC	$(203,553)	$(118,084)	$(212,203)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC				Noncontrolling interests	Total (deficit) equity
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity
Balance at December 31, 2010	$830,994	$(324,807)	$(2,048)	$504,139	$2,680	$506,819
Net (loss) income	—	(214,469)	—	(214,469)	882	(213,587)
Other comprehensive loss, net of taxes	—	—	2,266	2,266	(53)	2,213
Investment by parent	3,176	—	—	3,176	—	3,176
Stock-based compensation	2,701	—	—	2,701	—	2,701
Cancellation of vested options	(2,000)	—	—	(2,000)	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(1,366)	(1,366)

Balance at December 31, 2011	834,871	(539,276)	218	295,813	2,143	297,956
Net (loss) income	—	(119,150)	—	(119,150)	782	(118,368)
Other comprehensive income, net of taxes	—	—	1,066	1,066	42	1,108
Investment by parent	2,000	—	—	2,000	—	2,000
Stock-based compensation	2,339	—	—	2,339	—	2,339
Exercise of stock options	24	—	—	24	—	24
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(649)	(649)

Balance at December 31, 2012	839,234	(658,426)	1,284	182,092	2,318	184,410
Net (loss) income	—	(203,452)	—	(203,452)	890	(202,562)
Other comprehensive (loss) income, net of taxes	—	—	(101)	(101)	120	19
Stock-based compensation	2,155	—	—	2,155	—	2,155
Cancellation of vested options	(2,001)	—	—	(2,001)	—	(2,001)
Exercise of stock options	(619)	—	—	(619)	—	(619)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	(684)	(684)

Balance at December 31, 2013	$838,769	$(861,878)	$1,183	$(21,926)	$2,644	$(19,282)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss	$(202,562)	$(118,368)	$(213,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,127	30,216	27,294
Amortization of intangible assets	95,539	97,243	93,957
Amortization of debt issuance costs and non-cash interest expense	8,012	9,732	8,476
Stock-based compensation expense	2,155	2,339	2,701
Impairment of goodwill and intangible assets	106,600	7,397	141,006
Loss on disposal of assets	1,108	1,686	4,385
Deferred income tax provision (benefit)	4,738	(11,581)	(60,620)
Provisions for doubtful accounts and sales returns	33,085	22,226	31,673
Inventory reserves	10,121	6,350	7,706
Loss on modification and extinguishment of debt	1,059	36,889	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(50,950)	(29,490)	(32,231)
Inventories	(5,648)	(28,287)	(13,190)
Prepaid expenses and other assets	(8,755)	1,313	8,435
Accrued interest	(1,969)	10,723	5,351
Accounts payable and other current liabilities	4,120	6,231	12,249

Net cash provided by operating activities	29,780	44,619	23,605

Cash Flows From Investing Activities:
Purchases of property and equipment	(37,484)	(32,950)	(39,397)
Cash paid in connection with acquisitions, net of cash acquired	(1,953)	(29,909)	(317,669)
Other investing activities, net	(1,626)	(1,106)	(1,596)

Net cash used in investing activities	(41,063)	(63,965)	(358,662)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	549,417	1,342,450	439,000
Repayments of debt and capital lease obligations	(523,037)	(1,276,045)	(96,826)
Payment of debt issuance, modification and extinguishment costs	(2,387)	(55,827)	(7,694)
Investment by parent	—	2,000	3,176
Cash paid in connection with the cancellation of vested options	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	(684)	(649)	(1,366)
Exercise of stock options	—	24	—

Net cash provided by financing activities	23,309	11,953	334,290

Effect of exchange rate changes on cash and cash equivalents	329	447	804

Net increase (decrease) in cash and cash equivalents	12,355	(6,946)	37
Cash and cash equivalents, beginning of year	31,223	38,169	38,132

Cash and cash equivalents, end of year	$43,578	$31,223	$38,169

Supplemental disclosures of cash flow information:
Cash paid for interest	$171,361	$162,579	$151,207
Cash paid (refunded) for taxes, net	$7,834	$4,704	$(956)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs have been recorded for the year ended December 31, 2013. Additionally, we have recorded $1.3 million in revenue from business interruption insurance proceeds. As the amounts are recoverable against our property and business interruption insurance policies and recovery is considered probable, we have recorded a corresponding insurance receivable of $6.3 million as of December 31, 2013.

Segment Reporting

In the first quarter of 2013, we reassigned certain product lines between our Bracing and Vascular segment and Recovery Sciences segment and revised the way we allocate costs among all of our segments. Segment information for all periods presented herein has been restated to reflect these changes.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications were not material to the Consolidated Financial Statements.

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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $1.9 million, $1.9 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In 2008, we began implementing a new ERP system to replace six legacy accounting and finance systems and numerous other software systems with a single-entry ERP system that will be used by most of our businesses. During the year ended December 31, 2011, we determined that certain capitalized ERP assets would not be used and we recorded an impairment charge of $7.1 million which is included in Selling and general administrative expense in our Consolidated Statement of Operations. As of December 31, 2013 and 2012, we had $10.5 million and $12.4 million respectively, of unamortized internally developed software costs included within property and equipment in our Consolidated Balance Sheets.

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

We evaluate the carrying value of goodwill and indefinite life intangible assets annually on the first day of the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair valuation measurements use significant unobservable inputs, which are inputs that are classified as Level 3 in the fair value hierarchy. Changes to these assumptions could require us to record impairment charges on these assets.

Warranty Costs. We provide expressed warranties on certain products for periods typically ranging from one to three years. We estimate our warranty obligations at the time of sale based upon historical experience and known product issues, if any.

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$1,488	$1,756	$2,222
Amount charged to expense for estimated warranty costs	1,138	338	105
Deductions for actual costs incurred	(779)	(606)	(571)

Balance, end of year	$1,847	$1,488	$1,756

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

Advertising Costs. We expense advertising costs as they are incurred. For the years ended December 31, 2013, 2012 and 2011, advertising costs were $6.4 million, $6.5 million and $7.0 million, respectively. In 2013 we revised our definition of advertising costs to exclude certain other marketing and promotion costs. The amounts for the years ended December 31, 2012 and 2011 have been revised to conform to the 2013 definition.

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2013, 2012 and 2011, foreign transaction (losses) gains were $(1.5) million, $3.6 million and $(2.8) million, respectively.

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

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) as per our Consolidated Statement of Operations and other comprehensive income (loss). Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments and cash flow hedges, net of tax, is included in our Consolidated Statement of Comprehensive Loss.

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 25.5%, 24.8% and 26.0% of our net sales for the years ended December 31, 2013, 2012, and 2011, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2013, 2012 and 2011, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

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

3.	ACQUISITIONS

On July 1, 2013 we acquired certain assets of Blue Leaf Medical CC, (“Blue Leaf”) for a total purchase price of $0.6 million. The assets acquired relate to certain vascular product lines in South Africa, Namibia, Botswana, Mozambique and Zambia. The purchase price consisted of a cash payment at closing of $0.4 million, $0.1 million for the purchase of inventory on hand at closing and $0.1 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in July 2014.

On March 7, 2013 we acquired certain assets of Vasyli Medical Asia/Pacific Pty Ltd, (“Vasyli”) for a total purchase price of $2.2 million. The assets acquired relate to the distribution of certain vascular product lines in Australia and New Zealand. The purchase price consisted of a cash payment at closing of $1.3 million, $0.5 million for the purchase of inventory on hand at closing and $0.4 million which was held back to provide security for potential indemnification claims and, if not used for such indemnification claims, will be paid to the sellers in March 2014. Additionally, there was $0.3 million of contingent consideration payable one year from the acquisition date if certain revenue targets were met by December 31, 2013; however, these targets were not achieved and therefore no payment is required.

Our primary reason for the acquisitions was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income. All goodwill associated with these acquisitions is allocated to our International reporting segment.

On December 28, 2012, we acquired all of the outstanding shares of capital stock of Exos Corporation (Exos) for a total purchase price of $40.6 million. The purchase price consisted of a cash payment of $31.2 million, settlement of the existing distributor agreement with Exos at a fair value of $1.2 million and $8.2 million for the fair value of contingent consideration. Of the initial cash payment, $3.0 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. The $10.0 million contingent consideration was initially measured at a fair value of $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of certain specified milestones and the budgeted 2013 Exos product line revenues. During the year ended December 31, 2013, we remeasured the fair value based on the probability of achieving the budgeted Exos revenue and certain specified milestones and the discounted present value of the current estimate of the future contingent payment which resulted in a reduction of $2.5 million to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The contingent consideration of $5.7 million is to be paid in April 2014.

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

On March 10, 2011, we acquired substantially all of the assets of Circle City Medical, Inc. (Circle City or Bell-Horn). Circle City markets orthopedic soft goods and medical compression therapy products to independent pharmacies and home healthcare dealers. The purchase price was $11.7 million, of which $1.3 million was withheld from the closing date payment and was paid to a third party escrow agent to secure the indemnity obligations of the seller. No claims were made and the holdback was paid in March 2012. An additional $1.3 million was deposited into escrow for the retention of a key employee and is being recognized as compensation expense over the retention period of 24 months. Direct acquisition costs associated with the Circle City acquisition of $0.1 million are included in Selling, general and administrative expense in our Consolidated Statement of Operations. We financed the acquisition with cash on hand and a draw of $7.0 million on our revolving line of credit. Up to an additional $2.0 million may be earned by the sole shareholder of Circle City as a royalty payment based on future sales of a specific product line over the next six years. This potential royalty payment was evaluated separately from the acquisition of the assets and liabilities of Circle City, and the royalty payments will be expensed as they are earned. For the year ended December 31, 2013, royalty payments made to the seller for sales of this product line were not significant to the Company.

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

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Blue Leaf	Vasyli	Exos	Dr. Comfort	Circle City	BetterBraces. com	ETI
Cash	$—	$—	$1,282	$59	$—	$—	$817
Accounts receivable	—	—	1,138	9,187	572	—	3,690
Inventory	59	542	1,754	27,241	1,736	—	2,133
Other current assets	—	31	105	2,108	—	—	1,542
Property and equipment	—	12	584	2,183	—	—	7,230
Other non-current assets	—	—	12	1,607	—	—	394
Liabilities assumed	—	—	(474)	(10,854)	(406)	—	(1,876)
Deferred tax liabilities	—	—	(9,137)	(15,111)	—	—	(9,609)
Identifiable intangible assets (1):
Customer relationships	90	308	—	72,100	3,700	75	13,400
Technology	—	—	24,200	7,000	—	1,120	6,000
Non-compete	111	930	1,900	1,200	200	185	1,600
Trademarks and trade names	—	—	1,000	22,200	1,400	50	—
Goodwill (2)	322	363	18,211	138,548	4,469	1,570	21,085

Total purchase price	$582	$2,186	$40,575	$257,468	$11,671	$3,000	$46,406

(1)	The fair value of customer relationships was assigned to relationships with major customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

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

(2)	Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Among the factors which resulted in the recognition of goodwill for the Blue Leaf and Vasyli assets was the opportunity to expand our direct presence in the local markets with our vascular products. Among the factors which resulted in the recognition of goodwill for Exos was improved our margins on the sale of Exos products and being able to control the rights to future products developed by Exos. Among the factors which resulted in the recognition of goodwill for Dr. Comfort was expanded product offerings and increased markets. Among the factors which resulted in the recognition of goodwill for ETI was expanded product offerings and vertically integrated products which had been purchased from a third party manufacturer. Among the factors which resulted in the recognition of goodwill for Circle City were expected cost savings from consolidation of warehouse facilities and reduction of redundant general and administrative expenses. Among the factors which resulted in the recognition of goodwill for BetterBraces.com were expected cost savings resulting from distribution efficiencies and from reduction of redundant general and administrative expenses.

Goodwill related to our Circle City and BetterBraces.com acquisitions is expected to be deductible for tax purposes.

4.	ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$25,211	$35,649	$53,076
Provision for doubtful accounts	33,129	19,586	27,356
Write-offs, net of recoveries	(25,383)	(30,024)	(44,783)

Balance, end of year	$32,957	$25,211	$35,649

Our allowance for sales returns balance was $3.9 million, $4.0 million and $2.7 million as of December 31, 2013, 2012 and 2011, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Components and raw materials	$59,825	$50,619
Work in process	7,373	4,563
Finished goods	83,502	94,683
Inventory held on consignment	27,969	23,763

	178,669	173,628
Inventory reserves	(23,686)	(17,313)

	$154,983	$156,315

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$17,313	$14,146	$12,853
Provision charged to costs of sales	10,121	6,350	7,706
Write-offs, net of recoveries	(3,748)	(3,183)	(6,413)

Balance, end of year	$23,686	$17,313	$14,146

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012	Depreciable lives (years)
Land	$266	$266	Indefinite
Buildings and improvements	27,229	26,802	3 to 25
Equipment	119,127	105,351	2 to 7
Software	33,817	31,270	3 to 10
Furniture and fixtures	25,784	23,441	3 to 8
Surgical implant instrumentation	55,841	46,504	5
Construction in progress	7,919	8,196	N/A

	269,983	241,830
Accumulated depreciation and amortization	(162,154)	(134,795)

Property and equipment, net	$107,829	$107,035

Depreciation and amortization expense relating to property and equipment (including equipment under capital leases) was $33.1 million, $30.2 million and $27.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

7.	LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill are presented in the table below (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$1,249,305	$1,228,778
Acquisitions (see Note 3)	685	18,211
Impairment of goodwill	(102,000)	—
Foreign currency translation	1,341	2,316

Balance, end of year	$1,149,331	$1,249,305

In performing our 2013 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (1)% and 7% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.9% to 11.6%, and terminal value growth rates ranging from 0.5% to 3%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

We determined that the carrying values of our Empi and Chattanooga reporting units were in excess of their estimated fair values. As a result, in the fourth quarter of 2013 we recorded goodwill impairment charges for the Empi and Chattanooga reporting units of $52.5 million and $49.5 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The goodwill impairment in our Empi reporting unit resulted primarily from reductions in our projected operating results due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi reporting unit. The goodwill impairment in the Chattanooga reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to slow market conditions for capital equipment. We have four other reporting units with goodwill assigned to them. For each of those four reporting units, the estimated fair values exceed their carrying values. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

In 2011, we determined that the carrying values of our Empi and Surgical Implant reporting units were in excess of their estimated fair values. As a result, we recorded goodwill impairment charges for the Empi and Surgical Implant reporting units of $76.7 million and $47.4 million, respectively. These impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The goodwill impairment in our Empi reporting unit in 2011 resulted primarily from reductions in our projected operating results due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi business. The goodwill impairment in our Surgical Implant reporting unit in 2011 resulted primarily from reductions in our projected operating results and estimated future cash flows for the business. For all other reporting units, estimated fair values at December 31, 2011 exceeded carrying values.

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,070	$(290,359)	$279,711
Patents and technology	486,246	(230,111)	256,135
Trademarks and trade names	25,820	(7,102)	18,718
Distributor contracts and relationships	5,054	(3,183)	1,871
Non-compete agreements	6,423	(3,149)	3,274

	$1,093,613	$(533,904)	559,709

Indefinite-lived intangible assets:
Trademarks and trade names			399,284

Net identifiable intangible assets			$958,993

December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite lived intangible assets:
Customer relationships	$570,221	$(236,228)	$333,993
Patents and technology	485,675	(195,099)	290,576
Trademarks and trade names	25,773	(4,248)	21,525
Distributor contracts and relationships	3,662	(1,659)	2,003
Non-compete agreements	5,547	(1,722)	3,825

	$1,090,878	$(438,956)	651,922

Indefinite lived intangible assets:
Trademarks and trade names			403,609

Net identifiable intangible assets			$1,055,531

In the fourth quarter of 2013 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names other than Empi exceeds their carrying value. We determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $4.5 million. The impairment charge was included in Impairment of goodwill and intangible assets line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

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

In 2011, we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $16.9 million. The impairment charge was included in Impairment of goodwill and intangible assets line item in the Consolidated Statement of Operations.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 5.9 years for customer relationships, 9.1 years for patents and technology, 2.7 years for distributor contracts and relationships, 7.1 years for trademarks and trade names, and 2.9 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2013, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2014	$92,793
2015	87,995
2016	83,625
2017	72,451
2018	62,272
Thereafter	160,573

$559,709

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2013	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$527,806
Recovery Sciences	317,299	250,725
International	348,774	165,569
Surgical Implant	—	14,893

	$1,149,331	$958,993

December 31, 2012	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$572,187
Recovery Sciences	419,299	283,342
International	346,748	182,638
Surgical Implant	—	17,364

	$1,249,305	$1,055,531

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued wages and related expenses	$33,128	$29,888
Accrued commissions	16,489	14,182
Accrued rebates	10,731	6,860
Accrued other taxes	4,734	4,477
Accrued professional expenses	3,372	3,525
Income taxes payable	2,877	4,380
Deferred tax liability	445	—
Other accrued liabilities	37,696	30,328

	$109,472	$93,640

9.	EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and may make contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $4.2 million, $4.0 million and $3.7 million, to the plans for the years ended December 31, 2013, 2012 and 2011, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2013. In addition, we made contributions to our international pension plans of $1.1 million, $1.3 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Interest Rate Swap Agreements. In prior years, we have used interest rate swaps from time to time to manage the risk of unfavorable movements in interest rates on a portion of our then outstanding variable rate loan balances. Our interest rate swap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our Consolidated Statement of Operations in the period in which it affected income (loss). We had no interest rate swap agreements outstanding during 2012 or 2013.

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign currency exchange forward contracts held as of December 31, 2013 expire weekly through November 2014. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign exchange contracts not designated as hedges	302,730	92,617	$22,959	$6,376

The following table summarizes the fair value of derivative instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$—	$777

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	44	—

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2013	2012	2011
Interest rate swap agreements designated as cash flow hedges	Interest expense (1)	$—	$—	$(7,154)
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	(821)	1,322	(830)

		$(821)	$1,322	$(7,984)

(1)	Represents the loss on derivative instruments designated as cash flow hedges, reclassified from accumulated other comprehensive income (loss) into interest expense during the periods presented.

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest rate swap agreements designated as cash flow hedges	$—	$—	$447

11.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

During the year ended December 31, 2013, we remeasured the fair value of the contingent consideration related to our December 2012 acquisition of Exos Corporation. We initially valued the contingent consideration at $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of certain specified milestones and the budgeted 2013 Exos product line revenues. Our remeasurement of the fair value based on the probability of achieving the budgeted Exos revenue and certain specified milestones and the discounted present value of the current estimate of the future contingent payment resulted in a reduction of $2.5 million to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$44	$—	$44

Contingent consideration	$—	$—	$5,690	$5,690

As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$777	$—	$777

Liabilities:
Contingent consideration	$—	$—	$8,200	$8,200

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 (in thousands):

Year Ended
December 31, 2013
Balance, beginning of period	$8,200
Total gains:
Included in Selling, general and administrative expense	(2,510)

Balance, end of period	$5,690

12.	DEBT

Debt obligations consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Senior secured credit facilities:
Revolving credit facility	$38,000	$3,000
Term Loans:
$853.4 million tranche B term loans, net of unamortized original issuance discount of $7.1 million	846,297	—
$476.5 million new term loans, net of unamortized original issue discount of $7.3 million	—	469,200
$385.5 million extended term loans, net of unamortized original issue discount of $1.5 million	—	383,965
8.75% Second priority senior secured notes, including unamortized original issue premium of $5.5 million and $6.5 million, respectively	335,490	336,509
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000

Total debt	2,259,787	2,232,674
Current maturities	(8,620)	(8,858)

Long-term debt	$2,251,167	$2,223,816

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

As of December 31, 2013, the market values of our tranche B term loans and revolving credit facility were $853.4 million and $35.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective March 21, 2013, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2013, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.71%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage is reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sales so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the twelve months ended December 31, 2013.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.25:1 for the trailing twelve months ended December 31, 2013. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of December 31, 2013, our actual senior secured first lien net leverage ratio was 3.18:1, and we were in compliance with all other applicable covenants.

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

December 31, 2013, the market value of the 8.75% Notes was $360.5 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2013, the market value of the 9.875% Notes was $473.0 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2013, the market value of the 7.75% Notes was $305.3 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2013, the market value of the 9.75% Notes was $303.8 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2013, we were in compliance with all applicable covenants.

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

At December 31, 2013, the aggregate amounts of annual principal maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2014	$8,620
2015	8,620
2016	8,620
2017	1,165,540
2018	1,070,000

$2,261,400

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2013, we recognized a loss on modification and extinguishment of debt of $1.1 million. The loss consists of $0.9 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities, $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

During the year ended December 31, 2012, we recognized a loss on modification and extinguishment of debt of $36.9 million. The loss consists of $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities, $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. The loss also included $17.3 million in premiums related to the repurchase or redemption of our 10.875% Notes, and $12.7 million in unamortized original issuance costs, net of $2.5 million in unamortized original issuance premium in connection with the cash tender offer for our 10.875% Notes.

Debt Issuance Costs

As of December 31, 2013 and 2012, we had $35.7 million and $41.6 million, respectively, of unamortized debt issuance costs, which are included in Other assets in our Consolidated Balance Sheets. During the year ended December 31, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities. During the year ended December 31, 2012, we capitalized $29.2 million of debt issuance costs incurred in connection with the issuance of the 8.75% Notes, 9.875% Notes and $25 million new term loan, net of the write off of $12.7 million unamortized original issuance costs in connection with the cash tender offer for our 10.875% Notes. During the year ended December 31, 2011, we capitalized $7.7 million of debt issuance costs incurred in connection with the issuance of the 7.75% Notes in April 2011.

For each the years ended December 31, 2013, 2012, and 2011 amortization of debt issuance costs was $7.3 million, $8.9 million, and $7.7 million. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13.	MEMBERSHIP (DEFICIT) EQUITY

During the year ended December 31, 2013, DJO issued 72,151 shares of common stock upon the net exercise of vested stock options that had been granted to employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the year ended December 31, 2013, the net exercise method was employed by the participants to exercise Rollover Options to acquire 221,057 shares of our common stock; we withheld 148,906 of the shares subject to the Rollover Options to cover $2.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 72,151 shares to the participants.

Additionally, during the year ended December 31, 2013, we entered into an agreement to repurchase Rollover Options from our former chief financial officer, upon her departure, which cancelled vested Rollover Options for 313,681 shares of common stock held by her. The $2.0 million amount to be paid represents the excess of the fair market value of the shares over the exercise price of the options. This amount is included as a reduction to Member capital in our Consolidated Balance Sheet as of December 31, 2013.

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

During the year ended December 31, 2011, we paid cash of $2.0 million to our former chief executive officer, upon his retirement, to cancel vested Rollover Options for 355,155 shares of common stock held by him. The amount paid represents the excess of the fair market value of the shares over the exercise price of the Rollover Options. This amount is included as a reduction to Member capital in our Consolidated Balance Sheet as of December 31, 2011.

In addition, during the year ended December 31, 2011, DJO sold 192,959 shares of common stock for $16.46 per share, consisting of 157,959 shares purchased by our new chief executive officer, and 35,000 shares purchased by a former member of management. Net proceeds of $3.2 million from the share sales were contributed by DJO to us, and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2011.

The proceeds from the DJO sales of shares in the years ended December 31, 2012 and 2011 were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 17).

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

In February 2013, 310,000 options previously granted to new employees in 2012 were amended to convert one-third of such options into Time-Based Options, with the remaining two-thirds continuing to be Performance Options. Additionally, all 2012 Performance Options were amended to allow for vesting of the 2012 Adjusted EBITDA tranche if the 2013 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA over the amount reflected in the 2013 financial plan. Options granted in 2013 to existing employees had the same terms as the Performance Options described above and options granted to new employees in 2013 had the same terms as the options amended in February 2013.

In December 2013, options were granted to employees following the net exercise of their Rollover Options which were scheduled to expire in December 2013. These new options were fully vested on the date of grant and have a term of ten years (“2013 Vested Options”).

Except for options granted to the Chairman of the Board and two other board members as described below, options are typically granted annually to members of our Board of Directors who are not affiliates of Blackstone (referred to as Director Service Options). The Director Service Options vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. The options granted to the Chairman of the Board and the two other board members vest as follows: one-third of the stock option grant vests in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as a director; one-third of the stock option grant will vest in the same manner as the Market Return Options; and one-third of the stock option grant will vest in the same manner as the Enhanced Market Return Options.

Stock-Based Compensation

During the year ended December 31, 2013, the compensation committee granted 1,082,397 options to employees, of which 768,677 were Performance Options, 243,323 were Time-Based Options and 70,397 were 2013 Vested Options. Additionally, the compensation committee granted 100,000 options to one board member and 13,800 Director Service Options to certain members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the 2013 Vested Options and the Director Service Options granted during the year ended December 31, 2013 were $5.99, $5.23 and $6.02, respectively.

During the year ended December 31, 2012, we granted 2,482,100 Performance Options to employees, 303,767 options to DJO’s Chairman of the Board, 100,000 to one other board member, and 18,400 Director Service Options to certain members of our Board of Directors. The weighted average grant date fair value of the Performance Options and the Director Service Options granted during the nine months ended September 29, 2012 was $6.09.

During the year ended December 31, 2011, we granted a total of 983,000 options to employees including 800,000 options granted to Michael P. Mogul, our president and chief executive officer. The weighted average grant date fair value of the options granted was $6.23 per share, for options in the Time-Based Options. In addition, during the year ended December 31, 2011, in connection with Mr. Mogul’s purchase of $2.6 million of DJO common stock, we issued 60,753 restricted shares to Michael P. Mogul. The shares vested 50% per year on each of the first two anniversary dates of his employment commencement date and are now fully vested.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the 2013 Vested Options and the Director Service Options of stock options granted during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	33.4-35.1%	35.3-37.7%	34.0-34.4%
Risk-free interest rate	0.7-2.0%	0.8-1.5%	1.3-2.1%
Expected years until exercise	5.0-6.3	6.1-6.2	6.4-6.6
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$52	$78	$149
Operating expenses:
Selling, general and administrative	2,049	2,206	2,493
Research and development	54	55	59

	$2,155	$2,339	$2,701

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognized expense for any of the options which had the potential to vest in 2013. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2014, 2015 and 2016, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the 2013 Vested Options and the Director Service Options granted in 2012 or 2013.

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

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,233,369	$15.39	6.3	$9,940,209
Granted	1,196,197	$16.46
Exercised	(221,057)	$8.29
Forfeited or expired	(1,191,219)	$14.76

Outstanding at December 31, 2013	9,017,290	$15.79	6.1	$6,133,210

Exercisable at December 31, 2013	3,185,477	$14.55	3.6	$6,133,210

The Company’s stock incentive plan permits optionees to exercise stock options using a net exercise method. In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee.

The following table provides information regarding the use of the net exercise method during the periods presented:

Year Ended December 31,
2013
Options exercised	221,057
Shares withheld	148,906

Shares issued	72,151

Average market value per share withheld	$16.46

Aggregate market value of shares withheld (in thousands)	$2,451

As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return and Enhanced Market Return Options, was $0.9 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately four years. Compensation expense associated with the Market Return and Enhanced Market Return Options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15.	INCOME TAXES

DJO files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The components of loss from continuing operations before income tax provision (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$(206,769)	$(137,268)	$(283,137)
Foreign operations	17,323	13,996	17,006

	$(189,446)	$(123,272)	$(266,131)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income taxes:
U.S. Federal	$1,135	$(1,205)	$(1,175)
U.S. State	870	1,347	1,619
Foreign	6,373	6,330	6,019

Total current income taxes	8,378	6,472	6,463

Deferred income taxes:
U.S. Federal	7,460	(3,558)	(54,875)
U.S. State	(2,154)	(5,751)	(2,889)
Foreign	(568)	(2,067)	(1,243)

Total deferred income taxes	4,738	(11,376)	(59,007)

Total income tax provision (benefit)	$13,116	$(4,904)	$(52,544)

The difference between the income tax benefit derived by applying the U.S. Federal statutory income tax rate of 35% to loss before income tax and the income tax provision (benefit) recognized in the Consolidated Financial Statements is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Benefit)derived by applying the U.S. Federal statutory income tax rate to loss before income taxes	$(66,306)	$(43,145)	$(93,144)

Add (deduct) the effect of:
State tax benefit, net	(3,323)	(4,275)	(5,315)
Change in state effective tax rates	(992)	(639)	—
Foreign earnings repatriation	2,678	3,199	—
Unrecognized tax benefits	2,216	(7,723)	(344)
Goodwill impairment	33,687	—	39,513
Prepaid tax asset impairment	229	5,479	—
Valuation allowance	50,516	38,845	2,100
Research tax credit	(1,249)	—	(230)
Prior year purchase accounting	(2,864)	—	—
Permanent differences and other, net	(1,476)	3,355	4,876

	$13,116	$(4,904)	$(52,544)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$202,386	$181,302
Receivables reserve	23,878	23,077
Other	38,766	38,623

Gross deferred tax assets	265,030	243,002
Valuation allowance	(94,741)	(43,792)

Net deferred tax assets	170,289	199,210

Deferred tax liabilities:
Intangible assets	(362,951)	(384,586)
Foreign earnings repatriation	(14,092)	(13,978)
Other	(7,038)	(8,567)

Gross deferred tax liabilities	(384,081)	(407,131)

Net deferred tax liabilities	$(213,792)	$(207,921)

At December 31, 2013, we maintain federal and state net operating loss carryforwards of $528.3 million and $313.0 million respectively, which expire over a period of 1 to 20 years. Our European net operating loss carryforwards of $6.5 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2013 and 2012, we had gross deferred tax assets of $265.0 million and $243.0 million, respectively, which we reduced by valuation allowances of $94.7 million and $43.8 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax expense of $1.8 million, $2.5 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, for unrepatriated foreign earnings in those years.

We and our subsidiaries file income tax returns in the U.S. federal, state and local, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$12,342	$19,443	$17,659
Additions based on tax positions related to current year	1,531	817	777
Additions for tax positions related to prior years	975	892	3,097
Reductions for tax positions of prior years	—	—	—
Reduction due to lapse of statute of limitations	(379)	(990)	(2,065)
Reductions for settlements of tax positions	—	(7,820)	(25)

Balance, end of year	$14,469	$12,342	$19,443

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $0.3 million of uncertain tax positions related to amortization of intangible assets and $0.3 million of unrecognized tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $6.6 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.5 million, $0.3 million and $0.2 million in the years ended December 31, 2013, 2012 and 2011, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2013 and 2012, we have $2.6 million and $2.1 million, respectively, accrued for interest and penalties.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2013, are as follows (in thousands):

Years Ending December 31,
2014	$16,073
2015	14,148
2016	12,695
2017	7,248
2018	6,738
Thereafter	17,324

$74,226

Rental expense under operating leases totaled $17.6 million, $16.4 million and $14.3 million for the years ended December 31, 2013, 2012, and 2011 respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 6 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in approximately five U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries, or less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have entered into settlements with plaintiffs in approximately 130 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of December 31, 2013, we have accrued $2.5 million for unpaid settlements in 30 cases, all of which will be paid by our product liability carriers.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. Although the lawsuit was recently filed and is still being investigated, we disagree with the allegations and intend to vigorously defend this matter.

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged in the complaints. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013. This trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases. The remaining bellwether trials which had been scheduled for trial in 2014 have been taken off-calendar pending settlement discussions. As of December 31, 2013, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

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

California Qui Tam Actions

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We believe that this lawsuit is without merit.

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

The Management Stockholders Agreement provides a right of first refusal to DJO or Blackstone, if DJO fails to exercise such right, on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a qualified public offering (as such term is defined in that agreement) of DJO. In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

All DJO directors who have been granted options or purchased shares of common stock and all other holders of options or purchasers of common stock who are not employees are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

Transaction and Monitoring Fee Agreement

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the years ended December 31, 2013, 2012 and 2011, we expensed $7.0 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization and impairment of goodwill and intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined in the senior secured credit facilities. We do not allocate assets to reportable segments because a significant portion of our assets are shared by the segments.

	Year Ended December 31,
	2013	2012	2011
Net sales:
Bracing and Vascular	$476,492	$444,444	$388,860
Recovery Sciences	312,783	331,461	341,667
Surgical Implant	87,088	72,980	64,944
International	299,094	280,535	279,299

	$1,175,457	$1,129,420	$1,074,770

Gross profit:
Bracing and Vascular	$243,916	$229,430	$203,908
Recovery Sciences	234,469	249,825	258,229
Surgical Implant	62,996	54,658	46,860
International	165,672	155,266	161,142
Expenses not allocated to segments and eliminations	(4,013)	(3,679)	(13,507)

	$703,040	$685,500	$656,632

Operating (loss) income:
Bracing and Vascular	$86,447	$87,694	$75,607
Recovery Sciences	83,028	90,353	92,882
Surgical Implant	8,669	6,747	4,323
International	57,515	54,442	57,501
Expenses not allocated to segments and eliminations	(245,217)	(146,318)	(322,578)

	$(9,558)	$92,918	$(92,265)

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$876,363	$848,885	$795,471
Other Europe, Middle East, and Africa	139,252	135,030	135,216
Germany	88,236	84,527	90,000
Australia and Asia Pacific	35,025	26,786	23,262
Canada	27,035	24,588	22,591
Latin America	9,546	9,604	8,230

	$1,175,457	$1,129,420	$1,074,770

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2013, 2012 and 2011, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2013	December 31, 2012
United States	$2,099,381	$2,312,127
International	156,271	144,960

	$2,255,652	$2,457,087

19.	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$279,077	$294,745	$288,049	$313,586
Gross profit	169,438	175,783	169,889	187,930
Operating income (loss)	19,793	26,423	25,375	(81,149)
Net loss	(32,126)	(20,642)	(18,375)	(131,419)
Net loss attributable to DJOFL	(32,364)	(20,814)	(18,488)	(131,786)

	Three months ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012
Net sales	$278,947	$285,977	$273,986	$290,510
Gross profit	170,712	174,175	165,689	174,924
Operating income	21,869	28,361	22,529	20,159
Net loss	(29,043)	(19,922)	(22,535)	(46,868)
Net loss attributable to DJOFL	(29,354)	(20,198)	(22,562)	(47,036)

20.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,370	$358	$20,848	$2	$43,578
Accounts receivable, net	—	141,121	43,967	—	185,088
Inventories, net	—	126,529	33,439	(4,985)	154,983
Deferred tax assets, net	—	27,286	241	—	27,527
Prepaid expenses and other current assets	160	16,469	10,596	726	27,951

Total current assets	22,530	311,763	109,091	(4,257)	439,127
Property and equipment, net	—	93,229	14,834	(234)	107,829
Goodwill	—	1,066,479	121,998	(39,146)	1,149,331
Intangible assets, net	—	941,550	17,443	—	958,993
Investment in subsidiaries	1,297,699	1,686,557	62,344	(3,046,600)	—
Intercompany receivables	911,630	—	—	(911,630)	—
Other non-current assets	35,675	1,828	1,996	—	39,499

Total assets	$2,267,534	$4,101,406	$327,706	$(4,001,867)	$2,694,779

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$45,639	$10,736	$(1)	$56,374
Current portion of debt obligations	8,620	—	—	—	8,620
Other current liabilities	29,673	77,220	31,564	697	139,154

Total current liabilities	38,293	122,859	42,300	696	204,148
Long-term debt obligations	2,251,167	—	—	—	2,251,167
Deferred tax liabilities, net	—	236,230	5,798	—	242,028
Intercompany payables, net	—	693,513	143,637	(837,150)	—
Other long-term liabilities	—	13,820	2,898	—	16,718

Total liabilities	2,289,460	1,066,422	194,633	(836,454)	2,714,061
Noncontrolling interests	—	—	2,644	—	2,644
Total membership (deficit) equity	(21,926)	3,034,984	130,429	(3,165,413)	(21,926)

Total liabilities and (deficit) equity	$2,267,534	$4,101,406	$327,706	$(4,001,867)	$2,694,779

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,026,249	$282,317	$(133,109)	$1,175,457
Cost of sales (exclusive of amortization of intangible assets of $35,125)	—	426,960	191,816	(146,359)	472,417

Gross profit	—	599,289	90,501	13,250	703,040

Operating expenses:
Selling, general and administrative	—	383,890	93,341	7	477,238
Research and development	—	29,621	3,577	23	33,221
Amortization of intangible assets	—	90,170	5,369	—	95,539
Impairment of goodwill and intangible assets	—	106,600	—	—	106,600

	—	610,281	102,287	30	712,598

Operating (loss) income	—	(10,992)	(11,786)	13,220	(9,558)

Other (expense) income:
Interest expense	(177,587)	—	(146)	—	(177,733)
Interest income	17	109	65	—	191
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other income (expense), net	—	(315)	(10,684)	9,712	(1,287)
Intercompany income (expense), net	—	4,379	17,799	(22,178)	—
Equity in (loss) income of subsidiaries, net	(24,823)	—	—	24,823	—

	(203,452)	4,173	7,034	12,357	(179,888)

(Loss) income before income taxes	(203,452)	(6,819)	(4,752)	25,577	(189,446)
Income tax provision	—	(7,828)	(5,288)	—	(13,116)

Net (loss) income	(203,452)	(14,647)	(10,040)	25,577	(202,562)
Net income attributable to noncontrolling interests	—	—	(890)	—	(890)

Net (loss) income attributable to DJOFL	$(203,452)	$(14,647)	$(10,930)	$25,577	$(203,452)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(203,452)	$(14,647)	$(10,040)	$25,577	$(202,562)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,212	—	—	19	—	19

Other comprehensive income	—	—	19	—	19

Comprehensive (loss) income	(203,452)	(14,647)	(10,021)	25,577	(202,543)

Comprehensive income attributable to noncontrolling interests	—	—	(1,010)	—	(1,010)

Comprehensive (loss) income attributable to DJO Finance LLC	$(203,452)	$(14,647)	$(11,031)	$25,577	$(203,553)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(203,452)	$(14,647)	$(10,040)	$25,577	$(202,562)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	28,002	5,383	(258)	33,127
Amortization of intangible assets	—	90,170	5,369	—	95,539
Amortization of debt issuance costs and non-cash interest expense	8,012	—	—	—	8,012
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	2,155	—	—	2,155
Impairment of goodwill and intangible assets	—	106,600	—	—	106,600
Loss on disposal of assets, net	—	424	684	—	1,108
Deferred income tax expense (benefit)	—	5,824	(1,233)	147	4,738
Provision for doubtful accounts and sales returns	—	32,767	318	—	33,085
Inventory reserves	—	8,309	1,812	—	10,121
Equity in income of subsidiaries, net	24,823	—	—	(24,823)	—

Changes in operating assets and liabilities:
Accounts receivable	—	(44,300)	(6,650)	—	(50,950)
Inventories	—	(2,510)	5,926	(9,064)	(5,648)
Prepaid expenses and other assets	—	(1,076)	(7,368)	(311)	(8,755)
Accounts payable and other current liabilities	(1,839)	(2,863)	7,597	(744)	2,151

Net cash (used in) provided by operating activities	(171,397)	208,855	1,798	(9,476)	29,780

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(192)	(1,761)	—	(1,953)
Purchases of property and equipment	—	(29,158)	(8,310)	(16)	(37,484)
Other investing activities, net	—	(1,239)	(387)	—	(1,626)

Net cash used in investing activities	—	(30,589)	(10,458)	(16)	(41,063)

Cash Flows from Financing Activities:
Intercompany	156,598	(181,030)	14,944	9,488	—
Proceeds from issuance of debt	549,417	—	—	—	549,417
Repayments of debt and capital lease obligations	(523,037)	—	—	—	(523,037)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)
Dividend paid by subsidiary to owners of noncontrolling interest	—	—	(684)	—	(684)

Net cash provided by (used in) financing activities	180,591	(181,030)	14,260	9,488	23,309
Effect of exchange rate changes on cash and cash equivalents	—	—	329	—	329

Net increase (decrease) in cash and cash equivalents	9,194	(2,764)	5,929	(4)	12,355
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$22,370	$358	$20,848	$2	$43,578

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,176	$3,122	$14,919	$6	$31,223
Accounts receivable, net	—	129,588	37,154	—	166,742
Inventories, net	—	132,130	26,824	(2,639)	156,315
Deferred tax assets, net	—	33,102	181	—	33,283
Prepaid expenses and other current assets	160	14,513	2,985	415	18,073

Total current assets	13,336	312,455	82,063	(2,218)	405,636
Property and equipment, net	—	94,899	12,634	(498)	107,035
Goodwill	—	1,168,479	110,257	(29,431)	1,249,305
Intangible assets, net	—	1,035,066	20,465	—	1,055,531
Investment in subsidiaries	1,297,699	1,680,446	80,386	(3,058,531)	—
Intercompany receivables	1,093,618	—	—	(1,093,618)	—
Other assets	41,624	1,988	1,604	—	45,216

Total assets	$2,446,277	$4,293,333	$307,409	$(4,184,296)	$2,862,723

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$46,283	$9,147	$(1,136)	$54,294
Current portion of debt obligations	8,858	—	—	—	8,858
Other current liabilities	31,511	68,413	25,017	352	125,293

Total current liabilities	40,369	114,696	34,164	(784)	188,445
Long-term debt obligations	2,223,816	—	—	—	2,223,816
Deferred tax liabilities, net	—	234,332	6,870	—	241,202
Intercompany payables, net	—	861,014	131,558	(992,572)	—
Other long-term liabilities	—	22,917	1,933	—	24,850

Total liabilities	2,264,185	1,232,959	174,525	(993,356)	2,678,313
Noncontrolling interests	—	—	2,318	—	2,318
Total membership equity	182,092	3,060,374	130,566	(3,190,940)	182,092

Total liabilities and equity	$2,446,277	$4,293,333	$307,409	$(4,184,296)	$2,862,723

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
Other (expense) income:
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

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(119,150)	$100,363	$(4,187)	$(95,394)	$(118,368)

Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,386	—	—	1,108	—	1,108

Other comprehensive income	—	—	1,108	—	1,108

Comprehensive (loss) income	(119,150)	100,363	(3,079)	(95,394)	(117,260)
Comprehensive income attributable to noncontrolling interests	—	—	(824)	—	(824)

Comprehensive (loss) income attributable to DJO Finance LLC	$(119,150)	$100,363	$(3,903)	$(95,394)	$(118,084)

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

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(214,469)	$(39,456)	$(31,905)	$72,243	$(213,587)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	23,231	5,083	(1,020)	27,294
Amortization of intangible assets	—	89,637	4,320	—	93,957
Amortization of debt issuance costs and non-cash interest expense	8,476	—	—	—	8,476
Stock-based compensation expense	—	2,701	—	—	2,701
Loss on disposal of assets, net	—	7,434	438	(3,487)	4,385
Impairment of goodwill and intangible assets	—	141,006	—	—	141,006
Deferred income tax (benefit) expense	(2,599)	(56,651)	(1,224)	(146)	(60,620)
Equity in loss of subsidiaries, net	53,926	—	—	(53,926)	—
Provision for doubtful accounts and sales returns	—	31,000	673	—	31,673
Inventory reserves	—	6,798	908	—	7,706
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(30,398)	(1,833)	—	(32,231)
Inventories	—	(7,631)	6,402	(11,961)	(13,190)
Prepaid expenses and other assets	(17)	7,351	(1,090)	2,191	8,435
Accounts payable and other current liabilities	5,336	3,877	13,062	(4,675)	17,602

Net cash (used in) provided by operating activities	(149,347)	178,899	(5,166)	(781)	23,605

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(317,669)	—	—	(317,669)
Purchases of property and equipment	—	(33,673)	(5,536)	(188)	(39,397)
Other investing activities, net	—	(1,603)	7	—	(1,596)

Net cash used in investing activities	—	(352,945)	(5,529)	(188)	(358,662)

Cash Flows From Financing Activities:
Intercompany	(191,181)	177,245	12,966	970	—
Proceeds from issuance of debt	439,000	—	—	—	439,000
Repayments of debt and capital lease obligations	(96,782)	(42)	(2)	—	(96,826)
Payment of debt issuance, modification and extinguishment costs	(7,694)	—	—	—	(7,694)
Investment by parent	3,176	—	—	—	3,176
Cancellation of vested options	—	(2,000)	—	—	(2,000)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,366)	—	(1,366)

Net cash provided by financing activities	146,519	175,203	11,598	970	334,290
Effect of exchange rate changes on cash and cash equivalents	—	—	804	—	804

Net (decrease) increase in cash and cash equivalents	(2,828)	1,157	1,707	1	37
Cash and cash equivalents, beginning of year	16,601	621	20,910	—	38,132

Cash and cash equivalents, end of year	$13,773	$1,778	$22,617	$1	$38,169

21.	SUBSEQUENT EVENTS

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (Speetec). The purchase price consisted of a cash payment at closing of 3.7 million EUR ($5.0 million at exchange rates in effect in January 2014), a holdback of 0.9 million EUR ($1.3 million for potential indemnity claims and 5.4 million EUR ($7.3 million) in total potential contingent consideration. Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products.

The purchase price is subject to a working capital adjustment. The indemnity holdback accrues interest at the Eurodollar rate plus 100 basis points and is 50% payable in March 2015 and March 2016, respectively, if not used for indemnification claims. The contingent consideration is based on the achievement of revenue targets for 2014 and 2015 and is 50% payable in March 2015 and March 2016, respectively, if earned.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Interim Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Interim Principal Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2013, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Interim Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013.

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

On February 20, 2014, the Board of Directors appointed Cynthia J. Dieter as its interim principal financial officer and interim principal accounting officer effective immediately. Ms. Dieter will continue as the Company’s principal financial officer and principal accounting officer until a Chief Financial Officer has been appointed. The information under the headings “Cynthia J. Dieter” in Item 10 (Directors, Executive Officers and Corporate Governance) is hereby incorporated by reference in this Item 9B as though set forth fully herein.

On February 20, 2014, the Compensation Committee approved an amendment to the vesting provisions of the options granted in 2012 and 2013 to employees, including the executive officers, which provides that the 2012 and 2013 vesting installments, which did not vest based on the 2012 and 2013 Adjusted EBITDA performance goals may vest at the end of 2014 if an enhanced 2014 Adjusted EBITDA target is achieved.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Although DJOFL is the Registrant filing this Annual Report, the Board of Directors of DJO, DJOFL’s indirect parent, acts as the governing body of DJOFL’s businesses. The following table sets forth information about the directors and executive officers of DJO. The executive officers of DJO are also executive officers of DJOFL with the same titles.

Name	Age	Position
Michael P. Mogul	49	President, Chief Executive Officer and Director; Manager of DJOFL
Cynthia J. Dieter	39	Interim Principal Financial Officer and Interim Principal Accounting Officer
Thomas A. Capizzi	55	Executive Vice President, Global Human Resources
Steven Ingel	49	President, Global Bracing and Supports
Gerry McDonnell	49	Executive Vice President, Global Quality and Operations
Stephen J. Murphy	49	President, International Commercial Business
Donald M. Roberts	65	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Sharon Wolfington	50	President, Global Recovery Sciences
Mike S. Zafirovski	60	Chairman of the Board
John R. Murphy	63	Director
John Chiminski	50	Director
Julia Kahr	35	Director
David N. Kestnbaum	32	Director
James R. (Ron) Lawson	69	Director
James Quella	64	Director

Michael P. Mogul—President, Chief Executive Officer and Director; Manager of DJOFL. Mr. Mogul was appointed President, Chief Executive Officer of DJO, Director of DJO and Manager of DJOFL in June 2011. Prior to joining DJO, Mr. Mogul served as President and subsequently Group President of Orthopaedics for Stryker Corp. from 2005 until his transition to DJO in 2011. Prior to that, he served as Managing Director of Stryker Germany, Austria and Switzerland, where he led the rebuilding of those organizations following the Howmedica acquisition. From 1994 to 2000, he served as Vice President, Sales for the Osteonics Division of Stryker, where he led the successful integration of the U.S. Osteonics and Howmedica sales teams. Mr. Mogul served as General Manager of the Osteonics Instrument Business Unit, Assistant to the Chairman and Regional Sales Manager of Stryker Instruments. He joined Stryker in 1989 as Sales Representative for Stryker Instruments after starting his career in 1986 as an Account Manager for NCR Corp. Mr. Mogul received a Bachelor of Science Degree from the University of Colorado and attended the Advanced Management Program at the Harvard Business School.

Cynthia J. Dieter—Interim Principal Financial Officer and Interim Principal Accounting Officer. Ms. Dieter was appointed Interim Principal Financial Officer and Interim Principal Accounting Officer of DJO on February 20, 2014 and continues to serve as Vice President and Assistant Corporate Controller of DJO, a role in which she has served since October 2012. From 2008 to October 2012, Ms. Dieter served as Vice President, Vista Accounting and prior to that in various financial reporting and planning roles at DJO since November 2004. From May 2003 to November 2004, Ms. Dieter served as Financial Reporting and Accounting Manager at Captiva Software Corporation. From October 1997 to May 2003, Ms. Dieter was an auditor, including serving as an Audit Manager, for Ernst & Young. Ms. Dieter received a Bachelor of Science Degree in Business Administration from California Polytechnic State University, San Luis Obispo, California, and is a Certified Public Accountant in California.

Thomas A. Capizzi—Executive Vice President, Global Human Resources. Mr. Capizzi was appointed Executive Vice President, Global Human Resources of DJO on November 20, 2007, the date DJO Opco Holdings, Inc. (DJO Opco) was acquired by DJO (DJO Merger). Prior to that date, Mr. Capizzi served as Senior

Vice President, Human Resources of DJO Opco since July 2007. From 2001 to July 2007, Mr. Capizzi served as Vice President, Worldwide Human Resources & Administration for Magellan GPS, a consumer electronics company. Previous to that, from 1999 to 2001, he was Vice President, HR, Chief Administrative Officer for PCTEL a publicly held telecommunications and modem technology company. From 1997 to 1999 he served as Corporate Vice President, Human Resources for McKesson, a medical distribution and pharmaceutical solution company. Mr. Capizzi has held various other human resources management positions in companies such as Charles Schwab, Genentech, PepsiCo and The Hertz Corporation. Mr. Capizzi brings well over 25 years of human resources experience to DJO. Mr. Capizzi received his undergraduate degree in Psychology and Philosophy from Cathedral College/St. John’s University and his post graduate work in Organizational Development from the New School.

Steven Ingel—President, Global Bracing and Supports. Mr. Ingel was appointed President, Global Bracing & Supports of DJO in October 2011. Prior to October of 2011, Mr. Ingel served as Senior Vice President of Sales & Marketing, Domestic Bracing & Supports of DJO since the DJO Merger and before that in various domestic positions with DJO Opco since August 2001. Prior to this, Mr. Ingel served in similar positions with DonJoy, LLC, since June 1999 and served in various domestic sales and marketing positions since 1994 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the domestic Procare business and later for the combination of national accounts and Procare. Mr. Ingel began his career in 1987 as the owner and manager of a medical device distribution business, located in Los Angeles County, and primarily focused in the orthopedic rehabilitation and instrumentation space. Mr. Ingel received Bachelor of Science Degrees in Finance and Marketing from the California State University, Northridge.

Gerry McDonnell—Executive Vice President, Global Quality and Operations. Mr. McDonnell joined DJO and was appointed Executive Vice President, Global Quality and Operations of DJO on March 1, 2012. Mr. McDonnell joined DJO from Stryker where he held the position of Vice President, Managing Director for Stryker Ireland as well as the position of Vice President & General Manager for Stryker Orthopaedics Ireland between November 2007 and February 2012. Mr. McDonnell initially qualified as an Industrial Engineer through the College of Management in Limerick, Ireland and he holds a Masters Degree in change management through Trinity College in Dublin, Ireland. Prior to his Stryker experience, Mr. McDonnell worked for other organizations such as Nortel, Apple and AST Computers/Samsung in various GM, operational, engineering and supply chain roles.

Stephen J. Murphy—President, International Commercial Business. Mr. Murphy was appointed President, International Commercial Business of DJO in October 2013 and was Executive Vice President, International Commercial Business from September 2009 to October 2013. Prior to September 2009, Mr. Murphy served as Senior Vice President, International Sales and Marketing of DJO since the DJO Merger and before that in various international positions with DJO Opco since August 2001. Prior to this, Mr. Murphy served in similar positions with DonJoy, LLC, since June 1999 and served in various international sales and marketing positions since 1992 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the Medical Business of Smith & Nephew in Ireland and later for the international business of the Smith &Nephew Homecraft Rehabilitation business, based in England. Mr. Murphy began his career as an accountant with Smith & Nephew Ireland in 1991. He is a Chartered Management Accountant and completed his studies at the Accountancy and Business College in Dublin in 1991. Mr. Murphy is not related to Mr. John R. Murphy, one of our directors.

Donald M. Roberts—Executive Vice President, General Counsel and Secretary; Manager of DJOFL. Mr. Roberts was appointed Executive Vice President, General Counsel and Secretary of DJO as of the effective date of the DJO Merger. Mr. Roberts became one of DJOFL’s Managers in 2010. Prior to the DJO Merger, Mr. Roberts served as Senior Vice President, General Counsel and Secretary of DJO Opco since December 2002. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Prior to that, he was with the Los Angeles—based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

Sharon Wolfington—President, Global Recovery Sciences. Ms. Wolfington joined DJO and was appointed President of Global Recovery Sciences of DJO and DJOFL in June 2013. Ms. Wolfington joined DJO from Stryker where she was most recently President of Stryker’s Performance Solutions business and was responsible for building and leading a startup business within Stryker to deliver systems and services to assist hospitals, patients, payors and surgeons focused on meeting their clinical, financial and operational performance goals. Previously, she held the position of VP and GM, Stryker Global Trauma and Extremities. She joined Stryker in 2001 as Director of Sales for Stryker Biotech. Prior to Stryker, Ms. Wolfington held several progressive roles at Biomet/EBI Medical Systems. She has completed the Harvard Business School Advanced Management Program, and has a Bachelor of Arts degree in Nutrition Science from Miami University.

Mike S. Zafirovski—Chairman of the Board. Mr. Zafirovski became one of DJO’s directors and was named as non-executive Chairman of the Board of DJO in January 2012. Mr. Zafirovski is the founder and president of the Zaf Group LLC, established in January 2012. Mr. Zafirovski is also an Executive Advisor to The Blackstone Group, L.P., an affiliate of DJO’s primary shareholder. He served as Director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009. Previously, Mr. Zafirovski was Director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to, and a director of, Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector (mobile devices) of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas, his most recent being President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski also serves as Chairman of the Board of PGI and on the boards of the Boeing Company, Stericycle, Inc and Apria Healthcare Group Inc. Mr. Zafirovski hold a B.A. in Mathematics from Edinboro University in Pennsylvania.

John R. Murphy—Director and Chairman of Audit Committee. Mr. Murphy became one of DJO’s directors and was named as Chairman of the Audit Committee in January 2012. From January to May 2013 and from July to October 2013, Mr. Murphy served as the interim Chief Financial Officer of Summit Materials, LLC, a major construction materials and service company. Mr. Murphy is currently a director and Audit Committee Chairman of Summit. Since 2003, Mr. Murphy has served on the Board of Directors, the Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc., a leading specialty automotive aftermarket retailer. In 2011, Mr. Murphy served as director and Audit Committee and Special Committee member of Graham Packaging, Inc. until it was sold in September 2011. Mr. Murphy served as Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation, a leading manufacturer of paperboard and paper-based packaging products, from 2009 to 2010 and led the financial restructuring of the company during its Chapter 11 reorganization. Mr. Murphy was President and Chief Executive Officer of Accuride Corporation and a member of its Board of Directors from November 2007 to October 2008. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009, emerging in 2010. He served as Accuride’s President and Chief Operating Officer from January 2007 to October 2007, as President and Chief Financial Officer from February 2006 to December 2006 and as Executive Vice President and Chief Financial Officer from March 1998 to January 2006. Mr. Murphy holds a Bachelor of Science in Accounting from The Pennsylvania State University and a Master of Business Administration from the University of Colorado, and is a Certified Public Accountant.

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

Julia Kahr—Director. Ms. Kahr became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group L.P. in November 2006. Ms. Kahr is currently a managing director of The Blackstone Group. Before joining The Blackstone Group in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is a director and member of the Audit Committee of Summit Materials. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

David N. Kestnbaum—Director. Mr. Kestnbaum became one of DJO’s directors in April 2013. Mr. Kestnbaum is a Principal in the Private Equity Group of The Blackstone Group, L.P. (“Blackstone”), based in New York. Affiliates of Blackstone own substantially all of the capital stock of DJO. Prior to joining Blackstone in 2013, Mr. Kestnbaum was a Vice President at Vestar Capital Partners, where he evaluated and executed investments in the diversified industrials, business services, consumer, and healthcare sectors. He also currently serves on the Board of Directors of AlliedBarton Security Services. Prior to Vestar, Mr. Kestnbaum worked in investment banking as a member of JPMorgan’s Financial Sponsor Group, where he executed a variety of private equity-related M&A and financing transactions. Mr. Kestnbaum holds a B.A. in Political Science from The University of North Carolina at Chapel Hill.

James R. Lawson—Director. Mr. Lawson became one of DJO’s directors in September 2012. Mr. Lawson has over 35 years of experience in the orthopedic medical device industry. He is currently a member of the board of directors of Cold Plasma Medical Technologies, a startup company specializing in the field of plasma medicine. Mr. Lawson has served in several senior management positions, including as Senior Vice President of Howmedica’s Worldwide Sales and Customer Service (prior to its acquisition by Stryker Corporation) and at Stryker as Senior Vice President of Sales, Marketing and Product Development, President EMEA, and Group President, International and Global Orthopedics. Until 2014, Mr. Lawson was Chairman of the Board of IMDS, an orthopedic contract manufacturing and innovation company and a member of the Health Care Advisory Board of Arsenal Capital Partners. Mr. Lawson has also been involved as an entrepreneur in several privately held businesses. Mr. Lawson retired from Stryker in 2007 and in 2008 he formed Lawson Group LLC which provides strategic consulting services specializing in the orthopedic medical technology field.

James Quella—Director. Mr. Quella became one of DJO’s directors in September 2012. Since June 2013, Mr. Quella has been serving as a Blackstone Senior Advisor for Private Equity. From February 2004 to June 2013, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity Group of The Blackstone Group, LP. Affiliates of The Blackstone Group, LP own substantially all of the capital stock of DJO. Prior to joining The Blackstone Group, LP in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners and CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella has been a member of various Private Equity company boards and currently serves as a director of Catalent, Freescale Semiconductor and Michaels Stores. Mr. Quella holds a B.A. from University of Chicago/University of Wisconsin—Madison and a Master of Business Administration from University of Chicago/Booth Graduate School of Business.

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 98% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

Term of Officers. The executive officers of DJO and DJOFL are appointed by the DJO Board of Directors and serve at the pleasure of the Board and hold office until resignation or replacement.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board of Directors to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In recommending directors, our Board of Directors considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board of Directors considered the following important characteristics: (i) Ms. Kahr and Mr. Kestnbaum are representatives appointed by The Blackstone Group L.P., an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) our Chief Executive Officer has extensive experience in the orthopedic device industry and in executive management, (iii) our Chairman of the Board has significant experience as a CEO, COO and other senior management positions with large multi-national companies; and (iv) our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries. Specifically, Mr. Zafirovski brings extensive financial management and board experience; Mr. Murphy is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience in various senior financial management and board positions; Mr. Chiminski has served in numerous senior management roles with medical device and pharmaceutical companies; Mr. Quella has extensive financial and investment experience from his involvement in The Blackstone Group and from his prior involvement in management consulting companies; and Mr. Lawson has over 35 years of senior management and board of directors experience in the orthopedic medical device industry.

In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as Director, President and Chief Executive Officer, and subsidiary companies filed for bankruptcy protection in the United States, Canada and Europe. Mr. Zafirovski resigned from Nortel on August 14, 2009, at which time the two largest business units were under contract for sale, the board was reduced to three directors and the CEO position was eliminated. In October 2009, Accuride Corporation, for which Mr. Murphy served in various senior management roles, including as Chief Financial Officer, President and Chief Executive Officer, filed for bankruptcy protection in the United States. Mr. Murphy resigned from Accuride in September 2008. The Board has concluded that neither of these events impair either Mr. Zafirovski’s or Mr. Murphy’s ability to serve as a director.

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

Audit Committee. On January 14, 2014, Mr. Braginsky resigned as a director of DJO and our Audit Committee currently consists of two appointed Directors, Mr. Murphy (Chairman) and Ms. Kahr. As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Mr. Murphy meets the definition of an independent director under the Rules of the New York Stock Exchange. Our Board of Directors has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board of Directors also believes that the other member of the Audit Committee has the requisite level of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee. The Compensation Committee of the DJO Board currently consists of two appointed Directors, Ms. Kahr and Mr. Quella. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

Code of Ethics. Our Business Ethics Policy and Code of Conduct, Code of Conduct for the Board of Directors, and Code of Ethics for the Chief Executive Officer and Senior Executives and Financial Officers, including our principal accounting officer and controller, are available, free of charge, on the Company’s website at www.DJOglobal.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the SEC rules on our website within the required time period. We will also provide copies of these documents, free of charge, to any security holder upon written request to: Investor Relations, DJO Global, Inc., 1430 Decision Street, Vista, California 92081-8553.

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

On September 30, 2013, the Company announced Vickie L. Capps, Executive Vice President, Chief Financial Officer and Treasurer, would be leaving the Company effective December 31, 2013. For purposes of the disclosures in this Item 11. Ms. Capps is considered a “Named Executive Officer” since she served as the CFO in 2013.

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (CEO) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock option plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met five times during 2013. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented senior management who can contribute to our growth and success and thereby build long-term value for our stockholders. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with current market practice and focused on driving superior and enduring performance, we believe we can align the interests of our executive officers with the interests of stockholders and reward our executive officers for successfully improving stockholder returns and achieving long-term business goals. Our compensation program has the following objectives:

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

The material elements of our executive compensation program are as follows:

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

On February 1, 2013, the Compensation Committee approved a 3% increase, effective April 1, 2013, in the base salaries for Ms. Capps and Messrs. Roberts, Capizzi, McDonnell and Murphy. Mr. Ingel had previously received a 2% increase in light of his promotion-related salary increase in 2012. No salary increase was made for Mr. Mogul whose base salary level is addressed in his Employment Agreement. Ms. Wolfington was hired commencing June 30, 2013 at an annual salary of $425,000.

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

On February 18, 2013, the Compensation Committee approved the management incentive bonus plan for 2013 (2013 Bonus Plan) for the executive officers of the Company other than the CEO. Under the 2013 Bonus Plan, each Named Executive Officer (other than the CEO) had an opportunity to earn up to 70% of such executive’s annual base salary as a target bonus (Target Bonus). For executive officers other than the President, Global Bracing and Vascular, the President, Global Recovery Sciences and the President, International Commercial Business, 50% of the Target Bonus was based on the Company’s full-year performance and 50% on the Company’s quarterly performance, with each quarter representing 25% of the total quarterly bonus opportunity. In addition, 50% of each quarterly and annual Target Bonus opportunity was based on meeting the Company’s revenue targets and 50% of each quarterly and annual Target Bonus opportunity was based on meeting the Company’s Adjusted EBITDA targets. For Mr. Ingel, President, Global Bracing and Vascular, and Ms. Wolfington, President, Global Recovery Sciences, 25% of the annual and quarterly Target Bonus is based on the Company’s revenue, 25% is based on the Company’s Adjusted EBITDA, 25% is based on the Global Business Unit revenue and 25% is based on the Business Unit Adjusted EBITDA. For Mr. Murphy, President, International Commercial Business, 50% of his annual and quarterly Target Bonus is based on the revenue of the International Businesses, 25% is based on the Adjusted EBITDA of the International Businesses, and 25% is based on the Company’s Adjusted EBITDA. A pro rata bonus will be awarded for any growth over the 2012 revenue and Adjusted EBITDA results (Threshold Bonus) up to a bonus of 100% of the Target Bonus for achievement of the revenue and Adjusted EBITDA plan targets. As with prior bonus plans, the 2013 Plan provided for a Supplemental Bonus based on full year performance pursuant to which the executive officers could have earned an additional bonus of up to 100% of their applicable Target Bonus if the Company’s and, where applicable, the business unit’s financial performance exceeded the applicable target by up to 3.2% for revenue and up to 3.3% for Adjusted EBITDA. As with prior bonus plans, the effects of foreign currency translation were excluded from the financial calculations under the 2013 Bonus Plan. See definition of “Adjusted EBITIDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Revenue and Adjusted EBITDA were selected as performance metrics for the 2013 Bonus Plan to reflect the Compensation Committee’s desire to focus management on growth in revenue and Adjusted EBITDA. In establishing the specific financial performance goals for the 2013 Bonus Plan, the Compensation Committee set the annual revenue and Adjusted EBITDA targets to reflect growth over 2012 of 6.7% and 7.0%, respectively. As a result of the Company’s financial performance in 2013, partial quarterly bonuses of 53.3%, 48.6%, 58.0%, and 97.0% were earned on the revenue component for each of the four quarters, respectively, and a partial quarterly bonus of 14.5% was earned for the first quarter on the Adjusted EBITDA component. For the annual bonus, 69.6% was earned on the revenue component and no amounts were earned on the Adjusted EBITDA component or the Supplemental Bonus.

The Compensation Committee selected revenue and Adjusted EBITDA as the relevant company-wide performance criteria for the bonus plans because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to shareholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2013 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities, excluding forward cost savings as determined by the Board of Directors. For the Business Unit leaders, the

Compensation Committee determined that it was appropriate that their Bonus Plans include components related to the revenue and Adjusted EBITDA for their respective Business Units in order to incentivize them to achieve the goals of those Business Units.

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

Pursuant to the terms of Ms. Wolfington’s offer letter, she was guaranteed payment of her target bonuses for the third and fourth quarters of 2013 and her annual target bonus for 2013 based on the actual salary paid to her in 2013.

Equity Compensation Awards.

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price equal to the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2013, options for a total of 9,017,290 shares were outstanding.

In February 2008, we granted options for a total of 400,243, 177,886, and 216,798 shares, respectively (2008 Options) under the 2007 Plan to Ms. Capps, Mr. Murphy, and Mr. Roberts. The 2008 Options have a term of ten years from the date of grant and an exercise price of $16.46 per share. The 2008 options vest in accordance with the following schedule: (a) one-third of each stock option grant (Time-Based Tranche) vested in increments of one-fifth at the end of each calendar year after the grant date and are now fully vested, (b) one-third of each stock option grant vests upon achievement by Blackstone of a minimum return of money on invested capital (MOIC) of 2.25 following the sale of all or a portion of its shares of DJO capital stock (the Market Return Tranche) and (c) one-third of each stock option grant vests upon achievement of a MOIC of 2.5 by Blackstone following the sale of all or a portion of its shares of DJO capital stock (the Enhanced Market Return Tranche). The MOIC conditions are required to be achieved or none of the options in the Market Return or the Enhanced Market Return Tranche will vest. Prior to an amendment to the vesting terms of these options in 2010, a portion of the 2008 and 2009 installments in what is currently referred to as the Market Return Tranche vested based on achievement of established financial metrics.

In March 2009, we granted options for 22,114 and 33,202 shares under the 2007 Plan to Mr. Murphy and Mr. Roberts (2009 Options). These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. As with the 2008 Options, one-third of each option grant consists of a five year vesting Time-Based Tranche, a Market Return Tranche and an Enhanced Market Return Tranche. As with the 2008 Options, the 2009 portion of the Market Return Tranche vested under prior vesting requirements in effect in 2009.

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

2012 Amendments to Plan and Option Grants. On February 16, 2012, DJO’s Board and majority shareholder approved an amendment to the 2007 Plan to increase the number of shares of DJO common stock available for award under the 2007 Plan by 2,650,000 (from 7,925,529 to 10,575,529). On February 16, 2012, the Compensation Committee approved the grant of options under the 2007 Plan to key members of management, including a grant of 100,000 options to Ms. Capps, Mr. Murphy, and Mr. Roberts. These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. Subject to the amendments described below, these options provided for vesting in four equal installments for 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board of Directors. In the event that Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not vest for such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA achieved over such four period equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In the event that Blackstone meets its 2.25x MOIC target during the four year vesting period under the options, any unvested installments from prior years and all installments for future years shall thereupon vest. Because the Company did not meet the Annual EBITDA targets for 2012 or 2013, the 2012 and 2013 vesting installments did not vest as of December 31, 2013, but remain eligible to vest at the end of the four year period as described above.

2013 Amendments to 2012 Option Grants. On February 20, 2013, the Compensation Committee approved amendments to the options granted in 2012. These amendments included: 1) an amendment to the vesting provisions of all 2012 option awards to provide that the 2012 vesting installment which did not vest based on the 2012 Adjusted EBITDA performance goal may vest at the end of 2013 if an enhanced 2013 Adjusted EBITDA target is achieved; and 2) an amendment to only those options awarded to new employees hired in 2012 to convert one-third of such options into a time-based vesting component which vests in increments of one-fifth at the end of each year after the original date of grant of such options if the optionee remains employed with us or any of our subsidiaries as of such vesting date. Because the Company did not meet the Annual EBITDA target for 2013, the 2012 and 2013 vesting installments did not vest as of December 31, 2013. As described in “2014 Amendments to 2012 and 2013 Option Grants” below, these options were further amended to allow for vesting of the 2012 and 2013 installments upon achievement of an enhanced 2014 Adjusted EBITDA target.

2013 Option Grants. On July 24, 2013, in connection with the hiring of Ms.Wolfington as President, Global Recovery Sciences, the Compensation Committee approved the grant to Ms. Wolfington of options to purchase 250,000 shares under the 2007 Plan. These options have a term of 10 years from the date of grant and a exercise price of $16.46 per share. One-third of these options will vest in equal annual installments over five years, contingent on Ms. Wolfington’s continued employment through each vesting date. The other two-thirds of the stock options will vest in four equal installments for 2013 and for each of the three calendar years following 2013, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board of Directors and with such other terms as the options granted in 2012 and 2013. Because the Company did not meet the Annual EBITDA target for 2013, the 2013 vesting installment did not vest as of December 31, 2013, but remains eligible for vesting at the end of the four year period as described above.

In December 2013, we granted options for 6,103 and 23,485 shares under the 2007 Plan to Mr. Murphy and Mr. Roberts (2013 Vested Options). These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share. These options were granted to employees who previously received the DJO Management Rollover Options, a portion of which were scheduled to expire in December 2013. These options were fully vested on the date of grant.

2014 Amendments to 2012 and 2013 Option Grants. On February 20, 2014, the Compensation Committee approved an amendment to the vesting provisions of the options granted in 2012 and 2013 to employees, including the executive officers, which provides that the 2012 and 2013 vesting installments, which did not vest based on the 2012 and 2013 Adjusted EBITDA performance goals may vest at the end of 2014 if an enhanced 2014 Adjusted EBITDA target is achieved.

Management Rollover Options. In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options. The 2007 Plan permits optionees to exercise stock options using a net exercise method. In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. On December 5, 2013, Mr. Murphy and Mr. Roberts employed the net exercise method to exercise DJO Management Rollover Options resulting in purchases of 2,209 and 10,866 shares of common stock for $8.29 per share. On December 14, 2012, Mr. Murphy exercised a DJO Management Rollover Option resulting in his cash purchase of 11,448 shares of common stock for $1.33 per share.

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

Employment Agreement with CEO.

On May 31, 2011, we entered into an Employment Agreement with Mr. Mogul, pursuant to which he is entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary with a maximum bonus of 150% of his base salary, contingent on his achieving target and maximum performance objectives established by the Company’s Board of Directors. One-half of his bonus can be earned and paid quarterly based on the Company’s achievement of the established quarterly financial results and the remaining one-half of the target bonus, plus any supplemental bonus, can be paid annually based on the Company’s overall financial results for the year. For the 2011 fiscal year, Mr. Mogul’s annual bonus was set at

$652,000 in lieu of the foregoing formulaic bonus. The Employment Agreement has a four year term, with automatic one-year extensions unless prior notice of termination is given by either party. Following a termination without cause (as defined in the Employment Agreement), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his Target Bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months. The Employment Agreement contains a covenant not to compete during the term of the agreement and for 18 months after termination of the agreement. The Employment Agreement also provided that contingent on Mr. Mogul’s purchase of $2,600,000 in shares of DJO’s common stock at fair market value, the Company would award Mr. Mogul 60,753 restricted shares or restricted share units. Mr. Mogul consummated the purchase of $2,600,000 in DJO shares in 2011 and elected to receive the 60,753 restricted shares. Fifty percent of the restricted shares vested on June 13, 2012 and 50% vested on June 13, 2013.

Retention and Severance Agreements

2011 Retention and Severance Agreements. On February 25, 2011, the Compensation Committee approved forms of retention bonus (2011 Retention Agreement) and severance agreements (2011 Severance Agreement) for the then executive officers, which included Ms. Capps, Mr. Murphy, and Mr. Roberts. The Compensation Committee felt that the assurances offered by these arrangements were necessary in light of the uncertainty surrounding the retirement in 2011 of the Company’s former CEO and the search for a new CEO.

The 2011 Retention Agreements provided for payment of a cash bonus (the Retention Amount), subject to certain time and performance conditions described herein. The total Retention Amount was $500,000 for Ms. Capps and $250,000 for Mr. Murphy and Mr. Roberts. The 2011 Retention Agreements provided that sixty-five percent (65%) of the executive’s applicable Retention Amount would be paid to the executive on the first payroll date after January 31, 2012 if the executive had been continuously employed by the Company through that date, or would be paid upon the earlier termination of the executive’s employment due to death, disability or termination without cause (as defined in the retention agreement). This portion was paid to Ms. Capps, Mr. Murphy and Mr. Roberts on February 10, 2012. The remaining 35% of the Retention Amount was payable as follows: (a) 17.5% of the Retention Amount would be paid to the executive if the executive was employed through January 31, 2012 and the Company achieved the revenue target for 2011 under the 2011 Bonus Plan as originally adopted, and (b) 17.5% of the Retention Amount would be paid to the executive if the executive was employed through January 31, 2012 and the Company achieved the Adjusted EBITDA target for 2011 under the 2011 Bonus Plan as originally adopted. In addition to payment of the 65% portion of the retention bonus, as a result of the Company’s 2011 financial performance, the following additional amounts were paid in February 2012 to the following executives: Ms. Capps $87,500, Mr. Murphy $43,750, and Mr. Roberts $43,750.

The 2011 Severance Agreements which Ms. Capps, Mr. Murphy, and Mr. Roberts entered into in 2011 provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid certain amounts as described below in “Potential Payments Upon Termination or Change-in-Control.” As a result of the termination without cause of Ms. Capps’ employment, she is receiving payments pursuant to her 2011 Severance Agreement.

Termination of Ms. Capps as CFO. On September 30, 2013, we announced that Vickie L. Capps, Executive Vice President, Chief Financial Officer and Treasurer, would be leaving the Company effective December 31, 2013 (Resignation Date) to pursue other business opportunities. The termination was made without cause within the meaning of the 2011 Severance Agreement. On October 28, 2013, Ms. Capps and the Company entered into an amendment to the 2011 Severance Agreement to allow an extended option exercise period for the vested stock options as discussed below. Pursuant to the 2011 Severance Agreement, as amended, Ms. Capps received or will receive the following benefits.

•	A monthly salary of $40,556 through the Resignation Date.

•	A cash severance payment of $1,241,022, to be paid in installments over an 18-month period following the Resignation Date (consisting of 18-months of base salary and the full Target Bonus amount).

•	Payment of her actual fourth quarter and annual 2013 bonus under the 2013 Bonus Plan at the same time as amounts are paid to other participants in such plan, based on the Company’s actual achievement of performance goals through December 31, 2013.

•	Eighteen (18) months of continued medical coverage with the Company agreeing to be responsible for the full COBRA premium with respect to such continuation of medical coverage for Ms. Capps and her beneficiaries.

•	An extended option exercise period for 131,172 of her stock options that were vested as of September 24, 2013. Ms. Capps will have until the earlier of the date of a change in control and the original date of expiration of each option term to exercise the vested stock options that remain outstanding. Ms. Capps’ remaining vested Time-Based and Market Return Tranche options will remain outstanding for 90 days following the Resignation Date.

•	A lump sum cash payment of $2,000,952 for the cancellation of 313,681 vested DJO Management Rollover Options granted to Ms. Capps on November 20, 2007.

In consideration for the receipt of the payments and benefits provided under the 2011 Severance Agreement, Ms. Capps agreed to certain restrictive covenants. Ms. Capps will not compete with the Company for one year following the Resignation Date either by engaging in a competitive business, entering into the employment of a competitive business or interfering with any business relationship between the Company and its customers. Ms. Capps also agreed not to solicit or hire any Company employees for one year following the Resignation Date. In addition, certain of the payments in the 2011 Severance Agreement were conditioned upon the execution of a general release by Ms. Capps of all claims, liabilities and causes of action which she may have or ever claim to have against the Company and its affiliates, and such release has been executed by Ms. Capps.

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

Submitted by the Compensation Committee:

Julia Kahr

James Quella

Summary Compensation Table

The following table sets forth summary information about the compensation during 2013, 2012, and 2011 for services rendered in all capacities by our Chief Executive Officer, our former Chief Financial Officer and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs. As discussed above, Ms. Capps’ employment as Chief Financial Officer terminated on December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus (2) ($)		Stock Awards (4) ($)	Option Awards (5) ($)		Non-Equity Incentive Plan Compensation (9) ($)	All Other Compensation (12) ($)	Total ($)
Michael P. Mogul (1)	2013	750,000	—		$—	—		257,753	8,925	1,016,678
President, Chief Executive Officer and Director	2012	750,000	—		—	—		526,326	8,750	1,285,076
	2011	418,269	652,000	(3)	999,995	1,662,775	(6)	—	259,352	3,992,391

Vickie L. Capps	2013	486,875	—		—	—		116,659	3,281,134	3,884,668
Former Chief Financial Officer	2012	472,500	325,000		—	609,000		319,610	13,084	1,739,194
	2011	472,500	—		—	—		38,163	8,575	519,238

Sharon Wolfington (10)	2013	212,500	148,750		—	1,532,500	(7)	—	16,101	1,909,851
President, Global Recovery Sciences

Donald M. Roberts	2013	322,088	—		—	132,221	(8)	77,773	8,925	541,007
Executive Vice President, General Counsel and Secretary	2012	315,000	206,250		—	609,000		154,740	13,057	1,298,047
	2011	315,000	—		—	—		25,442	8,575	349,017

Stephen J. Murphy (11)	2013	304,003	—		—	34,360	(8)	98,864	68,898	506,125
President, International Commercial Businesses	2012	301,112	162,500		—	609,000		185,586	89,422	1,347,620
	2011	304,760	—		—	—		60,870	70,144	435,744

(1)	Mr. Mogul commenced employment with the Company on June 13, 2011 as President, Chief Executive Officer and Director.
(2)	The amounts in the “Bonus” column for 2012 for Ms. Capps, Mr. Murphy and Mr. Roberts reflect the 65% of the Retention Amount payable for continued employment under retention bonus agreements entered into in January 2011 with each of our then executive officers. The amount in the “Bonus” column for 2013 for Ms. Wolfington reflects the guaranteed payment of her quarterly target bonus for the third and fourth quarters of 2013 and the 2013 annual target bonus based on her actual salary earned in 2013. Commencing in 2014, Ms. Wolfington will participate in the Bonus Plan on similar terms as the other executive officers. See “2011 Retention and Severance Agreements” and “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above.
(3)	Pursuant to his Employment Agreement dated June 13, 2011, Mr. Mogul was entitled to receive a bonus of $652,000 for 2011, which was paid in February 2012.
(4)	The amount shown in this column represents the aggregate grant date fair value of 60,753 restricted shares awarded to Mr. Mogul on September 9, 2011 computed in accordance with FASB ASC Topic 718. 50 % of these shares vested on June 13, 2012 and 50% on June 12, 2013. The fair value of the restricted stock award is estimated using the fair market value of our stock on the grant date ($16.46 per share). We are required to reflect the total grant date fair value of this award in the year of award, rather than the portion of this amount that is recognized for financial statement reporting purposes in a given fiscal year. This amount has not been paid in cash to and may not correspond to the actual value that is ultimately realized by Mr. Mogul. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value.
(5)	The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years, computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options.
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
(7)	The amount shown for Ms. Wolfington’s 2013 option award includes an amount related to the Time-Based Tranche of options and an amount related to the Adjusted EBITDA Tranche of options. “See 2013 Option Grants” in “Compensation Discussion and Analysis” above for a description of the terms of these options.
(8)	The options awarded to Mr. Roberts and Mr. Murphy in 2013 were fully vested. “See 2012 Option Grants” in “Compensation Discussion and Analysis” above for a description of the terms of these options.
(9)	The amounts shown in this column include (i) amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year, and (ii) for Ms. Capps, Mr. Murphy and Mr. Roberts, $87,500, $43,750, and $43,750, respectively, which represents the portion of the 35% of the Retention Amount which was paid in 2012 and earned upon achievement of the revenue target for 2011 under retention bonus agreements entered into in January 2011 with each of our then executive officers. See “Annual and Quarterly Cash Incentive Compensation” and “2011 Retention and Severance Agreements” in the “Compensation Discussion and Analysis” above.
(10)	Ms. Wolfington commenced employment with the Company on June 30, 2013 as President, Global Recovery Sciences.
(11)	Mr. Murphy’s Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year as follows: for fiscal year ending December 31, 2013 at $1.56 per pound, for fiscal year ending December 31, 2012 at $1.58 per pound and for fiscal year ending December 31, 2011 at $1.60 per pound.
(12)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits. The amounts shown in this column for 2013 for each of the NEOs is set forth in the following table:

For the Year Ended December 31, 2013

	Mr. Mogul	Ms. Capps(1)	Ms. Wolfington(2)	Mr. Roberts	Mr. Murphy (3)
Severance	$—	$3,241,974	$—	$—	$—
Company contributions to deferred compensation plans	8,925	8,925	4,340	8,925	46,322
Accrued Vacation	—	30,235	—	—
Housing Expenses	—	—	10,537	—	—
Relocation Expenses	—	—	1,224	—
Vehicle allowance	—	—	—	—	16,361
Medical insurance, Life insurance and Income protection	—	—	—	—	6,215

Total	$8,925	$3,281,134	$16,101	$8,925	$68,898

(1)	Ms. Capps resigned as chief financial officer on December 31, 2013. The Severance amount for Ms. Capps includes $2,000,952 paid to her to repurchase 313,681 vested DJO Management Rollover Options and a cash severance payment of $1,241,022 to be paid in installments over an 18-month period following the Resignation Date. See “Termination of Ms. Capps as CFO” in “Compensation Discussion and Analysis” above.
(2)	The amounts for “Relocation Expenses” and “Housing Expenses” for Ms. Wolfington represent the incremental cost to the Company of the costs of relocation and temporary housing for Ms. Wolfington pending her relocation to San Diego Country.
(3)	Mr. Murphy’s Other Compensation for 2013 has been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2013 of $1.56 per pound.

Grants of Plan-Based Awards in 2013

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2013.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold (2)($)	Target ($)	Maximum ($)
Michael P. Mogul	1/1/2013	11,963	750,000	1,125,000	—	—	—

Vickie L. Capps	1/1/2013	5,436	340,812	681,625	—	—	—

Sharon Wolfington (3)	7/24/2013	—	—	—	250,000	16.46	1,532,500

Donald M. Roberts	1/1/2013	3,596	225,461	450,923	—	—	—
	12/5/2013	—	—	—	23,485	16.46	132,221

Stephen J. Murphy (4)	1/1/2013	3,394	212,801	425,605	—	—	—
	12/5/2013	—	—	—	6,103	16.46	34,360

(1)	The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the threshold, target and maximum bonus potential under the 2013 Bonus Plan. See discussion of “Threshold Bonus”, “Target Bonus” and “Supplemental Bonus” in “Annual and Quarterly Cash Incentive Compensation” in “Compensation Discussion and Analysis” above for a description of the conditions for the 2013 Bonus Plan.
(2)	The Threshold bonus is calculated based on the minimum payout percentages of 1.74% based on revenue targets and 1.45% based on Adjusted EBITDA targets.
(3)	Ms. Wolfington’s employment commenced on June 30, 2013. Under the terms of her offer letter, she was guaranteed payment of her quarterly target bonus for the third and fourth quarters of 2013 and the 2013 annual target bonus based on her actual salary earned in 2013. Because these bonuses were guaranteed, the amounts are not included in this table. Commencing in 2014, Ms. Wolfington will participate in the Bonus Plan on similar terms as the other executive officers.
(4)	Amounts shown for Mr. Murphy have been translated from pound sterling at an average rate for the year ending December 31, 2013 of $1.56 per pound.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Michael P. Mogul	133,334	(1)	133,333	(6)	533,333	(9)	16.46	6/13/2021

Vickie L. Capps	—		—		100,000	(10)	16.46	2/16/2022
	187,388	(2)	—		206,791	(9)	16.46	2/21/2018

	187,388		—		306,791

Sharon Wolfington	—		83,325	(7)	166,675	(11)	16.46	7/24/2023

Donald M. Roberts	23,485	(3)	—		—		16.46	12/5/2023
	—		—		100,000	(10)	16.46	2/16/2022
	11,527	(4)	2,029	(8)	19,367	(9)	16.46	3/7/2019
	101,501	(2)	—		112,012	(9)	16.46	2/21/2018
	91,586	(5)	—		—		13.10	5/11/2017
	48,846	(5)	—		—		12.91	4/3/2016
	30,528	(5)	—		—		8.84	5/25/2015

	307,473		2,029		231,379

Stephen J. Murphy	6,103	(3)	—		—		16.46	12/5/2023
	—		—		100,000	(10)	16.46	3/16/2022
	6,020	(4)	1,352	(8)	14,742	(9)	16.46	12/9/2019
	83,284	(2)	—		91,907	(9)	16.46	2/21/2018
	36,634	(5)	—		—		13.10	5/11/2017
	30,529	(5)	—		—		12.91	4/3/2016
	27,476	(5)	—		—		7.00	12/8/2014

	190,046		1,352		206,649

(1)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted on June 13, 2011 under the 2007 Plan.
(2)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that were vested and exercisable on December 31, 2013 which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009.
(3)	These options reflect the number of shares underlying the 2013 Vested Options which are fully vested. See “2013 Option Grants” in “Equity Compensation Discussion and Analysis” above.
(4)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable which were granted in 2009 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2009 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) in 2009.

(5)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.
(6)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted on June 13, 2011 under the 2007 Plan. Twenty-five percent of the original Time-Based Tranche vest on each of June 13, 2014 and June 13, 2015.
(7)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2013 under the 2007 Plan. Twenty percent of the original Time-Based Tranche of Options vest on each of July 24, 2014, July 24, 2015, July 24, 2016, July 24, 2017 and July 24, 2018.
(8)	These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2009 under the 2007 Plan. These options reflect the remaining portion of the grant made in 2009 and vest on March 7, 2014.
(9)	These amounts reflect the number of shares underlying the Market Return Tranche and the Enhanced Market Return Tranches of options that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.
(10)	These amounts reflect the number of shares underlying the 2012 Options that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards—2012 Amendments to Plan and Option Grants” in “Compensation Analysis and Discussion” above.
(11)	These amounts reflect the number of shares underlying the options granted to Ms. Wolfington in 2013 that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards—2013 Option Grants” in “Compensation Analysis and Discussion” above.

Option Exercises During 2013

The following table provides information regarding the amounts received by our NEOs as a result of exercises of stock options during the year ended December 31, 2013.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Donald M. Roberts (1)	10,866	$286,604
Stephen J. Murphy (2)	2,209	68,587

(1)	Reflects the net exercise of Rollover Options owned by Mr. Roberts on December 5, 2013. The Value Realized on Exercise of these options is equal to the product of 35,080 gross shares exercised and the difference between $16.46 and the exercise price of $8.29 per share. The net number of shares issued is equal to 35,080 shares, less the sum of (i) the aggregate exercise price for the gross number of shares ($290,813), divided by $16.46, and (ii) the tax withholding amount ($107,741), divided by 16.46.
(2)	Reflects the net exercise of Rollover Options owned by Mr. Murphy on December 5, 2013. The Value Realized on Exercise of these options is equal to the product of 8,395 gross shares exercised and the difference between $16.46 and the exercise price of $8.29 per share. The net number of shares issued is equal to 8,395 shares, less the sum of (i) the aggregate exercise price for the gross number of shares ($69,595), divided by $16.46, and (ii) the tax withholding amount ($32,229), divided by 16.46.

Non-Qualified Deferred Compensation for 2013

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

The following table sets forth information for each of the NEO’s who participate in DJO LLC’s non-qualified deferred compensation plan or in the U.K. deferral plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Michael P. Mogul (1)	83,172	—	3,994	—	87,166
Donald M. Roberts (1)	36,663	—	61,290	—	385,891
Stephen J. Murphy (2)	25,148	46,322	—	—	759,643

(1)	Amounts deferred by Mr. Mogul and Mr. Roberts under the Deferred Plan have been reported as 2013 compensation to Mr. Mogul and Mr. Roberts in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Roberts include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco. Amounts included in aggregate earnings are not required to be included in Summary Compensation Table above.
(2)	Amounts under “Executive Contributions in Last FY” have been reported as compensation to Mr. Murphy in the “Salary” column in the Summary Compensation Table above. Amounts under “Registrant Contributions in Last FY” have been reported as compensation to Mr. Murphy in the “Other Compensation” column of the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources. Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above. The amounts for Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2013 of $1.56 per pound. The registrant is unable to determine the Aggregate Earnings in 2013 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

Of the above Named Executive Officers, only Mr. Murphy and Mr. Roberts are parties to the 2011 Severance Agreements and Ms. Capps was a party to the 2011 Severance Agreement at the time of her termination. The 2011 Severance Agreements provide that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, the executive will be paid the following amounts: (a) a monthly payment equal to the executive’s monthly base salary for 18 months, in the case of Ms. Capps, or 12 months, in the case of Mr. Murphy and Mr. Roberts; (b) a monthly payment equal to one-twelfth of the executive’s target bonus amount under the management incentive bonus plan for the year of termination for the 18 or 12 month period, as applicable; (c) a pro-rata share of any quarterly bonus for the quarter in which the executive’s employment is terminated plus a pro-rata share of the annual bonus that the executive would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 18 month or 12 month period, as applicable. In addition, if the executive holds DJO Management Rollover Options, the severance agreement provides that the Company will purchase the Management Rollover Options held by the executive on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Management Rollover Options. Payment of the benefits under the severance agreement is contingent on compliance with a covenant not to compete against the Company and a covenant not to solicit customers or employees for either 18 or 12 months, as applicable. Such payments will not be made if the executive’s employment terminates due to death or disability. As a result of the termination without case of Ms. Capps’ employment, she has the right to receive the severance payments described in this paragraph.

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

As a result of the termination of Ms. Capps’ employment without cause on December 31, 2013, she has been receiving the monthly severance payments described above, in eighteen monthly installments since her termination date on December 31, 2013. If Ms. Capps had been paid her total severance in a lump sum on her termination date she would have received: $730,013 in salary; $511,009 for her Target Bonus; $20,611 in health benefits; and $2,000,952 for the cancellation of her Management Rollover Options.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2013:

Name	Base Salary Payment	Bonus Payment	Health Benefits	Value of Rollover Options	Total
Michael P. Mogul	$1,125,000	$1,125,000	$29,289	$—	$2,279,289
Sharon Wolfington	—	—	—	—	—
Donald M. Roberts	322,088	225,461	13,686	713,758	1,274,993
Stephen J. Murphy	304,003	212,802	6,215	491,391	1,014,411

The options granted to our executive officers and other members of management prior to 2012 contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the

Market Return or Enhanced Market Return Tranches, the vesting of which requires the achievement of the minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO. The options granted in 2012 to our executive officers do not contain change-of-control provisions. The options granted in 2013 to Ms. Wolfington contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon occurrence of a change-in-control.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our Directors on an annual basis. During 2013, our Board of Directors consisted of the following persons: Chinh E. Chu (until February 22, 2013), Julia Kahr, Michael P. Mogul, Sidney Braginsky, Mike S. Zafirovski, John R. Murphy, John Chiminski, Ron Lawson, James Quella and David N. Kestnbaum (from April 2013). Ms. Kahr and Mr. Kestnbaum are affiliated with Blackstone and are not compensated for serving as members of our Board of Directors. Mr. Mogul is our Chief Executive Officer and is not separately compensated for serving as a member of the Board of Directors. Mr. Quella was employed by a Blackstone affiliate until June 2013 and was not compensated for serving as a member of our Board of Directors. Upon his transition to Senior Advisor to Blackstone effective June 2013, he was compensated by the Company for his services as a director and consultant to DJO as described below.

The standard compensation package for directors who are not employed by and who do not consult for the Company or by any Blackstone-controlled entity (Eligible Directors), consists of an annual fee for each such director and stock option grants. For the first three quarters of 2013, each of the Eligible Directors was paid a fee at an annual rate of $75,000. On October 22, 2013, the Compensation Committee approved an increase in the annual fee for Eligible Directors to $80,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the other members of the Audit Committee (who are Eligible Directors) receive an annual fee of $15,000. The Eligible Directors were also eligible for annual option awards under the 2007 Plan. In February 2013, the Compensation Committee awarded Messrs. Braginsky, Chiminski and Murphy 4,600 options.

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

On October 22, 2013, the Compensation Committee approved Mr. Quella’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. Mr. Quella’s arrangement provides that he will provide up to 40 days per year in consulting services to assist the Company in strategic planning, operations and other matters as requested from time to time by the Chairman of the Board or the Chief Executive Officer.

On February 20, 2014, the Compensation Committee ratified payment to Mr. Murphy of additional compensation as a consultant to DJO, consisting of monthly cash compensation of $20,000. Mr. Murphy’s arrangement provides that he will provide consulting services to assist the Company in during the CFO transition period.

No separate compensation is paid to Messrs. Mogul or Roberts for their services as Managers of DJOFL.

The following table sets forth the compensation earned by our non-employee directors for their services in 2013:

	Directors Compensation for 2013
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Sidney Braginsky (2)	$90,000	$26,680	$116,680
John Chiminski	76,250	26,680	102,930
Chinh E. Chu (3)	—	—	—
Julia Kahr	—	—	—
David N. Kestnbaum	—	—	—
James R. Lawson	150,000	—	150,000
John R. Murphy	121,250	26,680	147,930
James Quella	100,000	612,000	712,000
Mike Zafirovski	400,000	—	400,000

(1)	Amounts shown for option awards reflect grant date fair value of options granted in 2013, in accordance with FASB ASC Topic 718. A discussion of the relevant assumptions used in the valuation is contained in Note 14 to the Consolidated Financial Statements. As of December 31, 2013, Mr. Braginsky had a total of 25,250 stock options outstanding (grant date fair values: 2007 grants: $22,022, 2008 grants: $22,767, 2009 grant: $28,963, 2010 grant $29,766, 2012 grant: $27,968, 2013 grant: $26,680), Mr. Zafirovski had 303,767 stock options outstanding (grant date fair value: 2012 grant: $1,846,903), Mr. Chiminski had 4,600 stock options outstanding (reflected in table above), Mr. Lawson had 100,000 stock options outstanding (grant date fair value: 2012 grant: $614,000), Mr. Murphy had 9,200 stock options outstanding (grant date fair value: 2012 grant: $27,968, 2013 grant: $26,680) and Mr. Quella had 100,000 stock options outstanding (reflected in table above).
(2)	Mr. Braginsky resigned as a director effective January 14, 2014.
(3)	Mr. Chu resigned as a director effective February 22, 2013.

Compensation Committee Interlocks and Insider Participation

During 2013, our Compensation Committee consisted of three designees of Blackstone, Mr. Chu, Ms. Kahr and Mr. Quella. Mr. Chu resigned in February 2013. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of February 25, 2014, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.70%
Directors and Executive Officers:
Michael P. Mogul
President, Chief Executive Officer and Director	218,712	133,334	*
Vickie L. Capps
Former Chief Financial Officer and Treasurer	—	131,172	*
Sharon Wolfington
President, Global Recovery Sciences	—	—	—
Donald M. Roberts
Executive Vice President, General Counsel and Secretary	10,866	309,502	*
Stephen J. Murphy
President, International Commercial Business	19,733	190,046	*
Mike S. Zafirovski
Chairman of the Board	60,753	67,504	*
John Chiminski
Director	—	1,534	*
Julia Kahr (4)
Director	—	—	—
David Kestnbaum (4)
Director	—	—	—
Ron Lawson
Director	60,753	11,111	*
John R. Murphy
Director	—	4,601	*
James Quella
Director	—	—	—
All Directors and executive officers as a group	370,817	1,072,829	2.87%

*	Less than 1%
(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes the number of shares that could be purchased by exercise of options on or within 60 days after February 25, 2014 under DJO’s stock option plan. For the NEOs, this number includes the DJO Management Rollover Options which are fully vested, the portion of the Time-Based Tranche that have vested or will vest in 60 days, and options that vested in 2008 and 2009 which were part of the former Performance-Based Tranche portion of the Market Return Tranche or the Enhanced Market Return Tranche have vested.
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
(4)	Ms. Kahr and Mr. Kestnbaum are employees of The Blackstone Group, L.P. but disclaim beneficial ownership of any shares owned directly or indirectly by BCP Holdings.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	9,017,290	$15.79	1,257,807

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

The Management Stockholders Agreement provides a right of first refusal to DJO or Blackstone, if DJO fails to exercise such right, on any proposed sale of DJO’s common stock held by a management stockholder following the lapse of the transfer restrictions and prior to the occurrence of a qualified public offering (as such term is defined in that agreement) of DJO. In addition, prior to a qualified public offering, Blackstone will have drag-along rights, and management stockholders will have tag-along rights, in the event of a sale of DJO’s common stock by Blackstone to a third party (or in the event of a sale of BCP Holdings’ equity interests to a third party) in the same proportion as the shares or equity interests sold by Blackstone. The Management Stockholders Agreement also provides that, after the occurrence of a qualified public offering, the management stockholders will receive customary piggyback registration rights with respect to shares of DJO common stock held by them.

All DJO directors who have been granted options or purchased shares of common stock and all other holders of options or purchasers of common stock who are not employees are parties to a Stockholders Agreement which has the same material terms and conditions as the Management Stockholders Agreement.

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

Director Independence

As a privately held company, the DJO Board is not required to have a majority of independent directors. However, we believe that Messrs. Murphy, Chiminski and Lawson would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2013 and 2012 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2013	2012
Audit fees (1)	$1,549,769	$1,821,549
Audit-related fees (2)	14,373	37,415
Tax fees (3)	84,985	176,495

(1)	Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2013, audit fees included fees related to our 2013 acquisition activity. In 2012, audit fees included fees related to the sale and registration of $230.0 million of 8.75% second priority senior secured notes issued in March 2012, the sale and registration of the $100.0 million tack-on to the 8.75% second priority senior secured notes issued in October 2012, and the sale and registration of $440 million of 9.875% senior notes issued in October 2012.
(2)	Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2013 and 2012 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.
(3)	Tax Fees: Consists of tax compliance and consultation services.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.	The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2013 and 2012.

•	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of (Deficit) Equity for the Years Ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

4.1	Indenture, dated as of October 18, 2010, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

4.2	Indenture, dated as of April 7, 2011, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.3	Indenture, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Trustee and Second Lien Agent, governing the 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

4.4	Indenture, dated as of October 1, 2012, by and among DJOFL, Finco, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.5	Supplemental Indenture, dated as of March 17, 2011, between Elastic Therapy, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.6	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.7	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.8	First Supplemental Indenture, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing additional 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.10	Registration Rights Agreement, dated as of April 7, 2011, by and among DJOFL, DJO Finance Corporation, the Guarantors named therein, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.11	Registration Rights Agreement, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

4.12	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.13	Registration Rights Agreement, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011(incorporated by reference to Exhibit 10.6 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.4*	Amendment to 2007 Incentive Stock Plan, dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.5*+	Amendment to 2007 Incentive Stock Plan, dated October 23, 2013.

10.6*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2008 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.7*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.4 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.8*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.9*	Form of Amendment No. 3 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.7 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.10*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2009 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.11*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.12*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.8 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.13*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2010 (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.14*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2010 (incorporated by reference to Exhibit 10.9 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.15*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2011 (incorporated by reference to Exhibit 10.10 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.16*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2012 (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.17*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2013 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.18*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2012 (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.19*	Form of Amended and Restated Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (New Hires) for options granted to new hires in 2012 (incorporated by reference to Exhibit 10.4 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.20*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2013 (incorporated by reference to Exhibit 10.5 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.21*	Form of Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.22*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan between DJO Global, Inc. and James R. Lawson (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on September 13, 2012).

10.23*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.24*	Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.25*	Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26*	Director Arrangement, Separation Agreement and General Release, dated January 21, 2011, between DJO and Leslie H. Cross (incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.27*	Form of Retention Bonus Agreement approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.28*	Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.29*	Employment Agreement, dated as of May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.30*	Amendment to Employment Agreement, dated as of April 9, 2012, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.31*	Form of Restricted Share Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.32*	Form of Stock Option Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.33*	Form of Stock Option Agreement between DJP Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012)

10.34*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.35	Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.36	First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.37	Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.38	Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.39	Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.40	Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.41	Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.42	Office/Light Manufacturing Lease, dated June 14, 1996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.43	Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (Incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.44	Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.45	Stock Purchase Agreement, dated January 4, 2011, among DJO, LLC, Elastic Therapy, Inc, and the Sellers listed therein and Burke H. Ramsay as Seller Representative (incorporated by reference to Exhibit 2.2 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.46	Equity Interest Purchase Agreement, dated as of March 14, 2011 by and among Rikco International, LLC D/B/A Dr. Comfort, Rikco Holding Corporation, Merit Mezzanine Fund IV, L.P., Merit Mezzanine Parallel Fund IV, L.P. the undersigned members of Rikco International, LLC, and DJO, LLC (incorporated by reference to Exhibit 2.1 to DJOFL’s Current Report on Form 8-K, filed on March 16, 2011).

10.47	Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.48	Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.49	Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.50	Amendment No. 1, dated as of January 13, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

10.51	Amendment No. 2, dated as of October 7, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

10.52	Amendment No. 3, dated as of February 18, 2011, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.53	Guaranty Supplement, Supplement No. 1, dated as of March 17, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.40 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.54	Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.41 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.55	Intellectual Property Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.42 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.56	Guaranty Supplement, Supplement No. 2, dated as of April 7, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.44 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.57	Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.45 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.58	Intellectual Property Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.46 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.59	Amendment and Restatement Agreement, dated as of March 20, 2012, by and among DJOFL, DJO Holdings LLC, Credit Suisse AG (formerly known as Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.60	Second Lien Security Agreement dated as of March 20, 2012, among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.61	Refinancing Term Loan Amendment No. 1, dated as of March 30, 2012, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 2, 2012).

10.62	Amendment No. 1 and Refinancing Term Loan Amendment No. 2, dated as of March 21, 2013, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 25, 2013).

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Schedule of Subsidiaries of DJOFL.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure.

101+	The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2013, (iv) the Consolidated Statements of (Deficit) Equity for each of the three years in the period ended December 31, 2013, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Sales Discounts and Other Allowances (1)
Balance as of December 31, 2010	$58,698
Provision	184,605
Write-offs, net of recoveries	(189,933)

Balance as of December 31, 2011	53,370
Provision	194,656
Write-offs, net of recoveries	(186,203)

Balance as of December 31, 2012	$61,823
Provision	209,057
Write-offs, net of recoveries	(203,857)

Balance as of December 31, 2013	$67,023

(1)	Amounts are excluded from the provisions included in the Consolidated Statements of Cash Flows as the inclusion would not provide meaningful information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2014	DJO FINANCE LLC

	By:	/s/ Michael P. Mogul
Michael P. Mogul
President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Mogul Michael P. Mogul	President, Chief Executive Officer and Manager (Principal Executive Officer)	February 25, 2014

/s/ Cynthia J. Dieter Cynthia J. Dieter	Interim Principal Financial and Interim Principal Accounting Officer	February 25, 2014

/s/ Donald M. Roberts Donald M. Roberts	Executive Vice President, General Counsel, Secretary and Manager	February 25, 2014