Form 10-Q
period 2014-03-29
DJO Finance LLC
filed 2014-04-29
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of April 29, 2014, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 29, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$47,031	$43,578
Accounts receivable, net	184,108	185,088
Inventories, net	158,602	154,983
Deferred tax assets, net	27,527	27,527
Prepaid expenses and other current assets	23,469	27,951

Total current assets	440,737	439,127
Property and equipment, net	112,701	107,829
Goodwill	1,151,441	1,149,331
Intangible assets, net	939,556	958,993
Other assets	38,400	39,499

Total assets	$2,682,835	$2,694,779

Liabilities and Deficit
Current liabilities:
Accounts payable	$61,063	$56,374
Accrued interest	49,785	29,682
Current portion of debt obligations	8,620	8,620
Other current liabilities	105,616	109,472

Total current liabilities	225,084	204,148
Long-term debt obligations	2,251,526	2,251,167
Deferred tax liabilities, net	243,782	242,028
Other long-term liabilities	18,399	16,718

Total liabilities	2,738,791	2,714,061

Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	838,571	838,769
Accumulated deficit	(898,400)	(861,878)
Accumulated other comprehensive income	884	1,183

Total membership deficit	(58,945)	(21,926)
Noncontrolling interests	2,989	2,644

Total deficit	(55,956)	(19,282)

Total liabilities and deficit	$2,682,835	$2,694,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$282,744	$279,077
Cost of sales (exclusive of amortization of intangible assets of $8,683 and $8,788 for the three months ended March 29, 2014 and March 30, 2013, respectively)	115,748	109,639

Gross profit	166,996	169,438
Operating expenses:
Selling, general and administrative	123,482	117,835
Research and development	9,753	7,979
Amortization of intangible assets	23,559	23,831

	156,794	149,645

Operating income	10,202	19,793
Other (expense) income:
Interest expense	(43,728)	(45,445)
Interest income	57	36
Loss on modification and extinguishment of debt	—	(1,059)
Other expense, net	(80)	(617)

	(43,751)	(47,085)

Loss before income taxes	(33,549)	(27,292)
Income tax provision	(2,624)	(4,834)

Net loss	(36,173)	(32,126)
Net income attributable to noncontrolling interests	(349)	(238)

Net loss attributable to DJO Finance LLC	$(36,522)	$(32,364)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(36,173)	$(32,126)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(11) and $1,325 for the three months ended March 29, 2014 and March 30, 2013, respectively	(303)	(2,263)

Other comprehensive loss	(303)	(2,263)

Comprehensive loss	(36,476)	(34,389)
Comprehensive income attributable to noncontrolling interests	(345)	(161)

Comprehensive loss attributable to DJO Finance LLC	$(36,821)	$(34,550)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total membership deficit	Noncontrolling interests	Total deficit
Balance at December 31, 2013	$838,769	$(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(36,522)	—	(36,522)	349	(36,173)
Other comprehensive loss, net of taxes	—	—	(299)	(299)	(4)	(303)
Stock-based compensation	444	—	—	444	—	444
Exercise of stock options	(642)	—	—	(642)	—	(642)

Balance at March 29, 2014	$838,571	$(898,400)	$884	$(58,945)	$2,989	$(55,956)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash Flows From Operating Activities:
Net loss	$(36,173)	$(32,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,459	7,740
Amortization of intangible assets	23,559	23,831
Amortization of debt issuance costs and non-cash interest expense	2,090	1,938
Stock-based compensation expense	444	563
(Gain) loss on disposal of assets	(476)	28
Deferred income tax provision	739	2,732
Provisions for doubtful accounts	9,258	6,291
Inventory reserves	1,758	1,016
Loss on modification and extinguishment of debt	—	1,059
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,651)	(16,376)
Inventories	(1,597)	7,115
Prepaid expenses and other assets	4,417	(1,566)
Accrued interest	20,103	16,982
Accounts payable and other current liabilities	(252)	(14,325)

Net cash provided by operating activities	24,678	4,902

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,086)	(8,439)
Cash paid in connection with acquisitions, net of cash acquired	(4,587)	(1,317)
Other investing activities, net	(501)	(210)

Net cash used in investing activities	(19,174)	(9,966)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	8,000	446,417
Repayments of debt and capital lease obligations	(8,023)	(433,572)
Payment of debt issuance, modification and extinguishment costs	—	(2,387)
Cash paid in connection with the cancellation of vested options	(2,001)	—

Net cash (used in) provided by financing activities	(2,024)	10,458

Effect of exchange rate changes on cash and cash equivalents	(27)	(447)

Net increase in cash and cash equivalents	3,453	4,947
Cash and cash equivalents, beginning of period	43,578	31,223

Cash and cash equivalents, end of period	$47,031	$36,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,465	$26,480
Cash paid for taxes, net	$1,072	$1,454

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs were recorded for the year ended December 31, 2013. Additionally, we have recorded $1.3 million in revenue from business interruption insurance proceeds for the year ended December 31, 2013 and $0.8 million for the three months ended March 29, 2014. As the amounts are recoverable against our property and business interruption insurance policies and recovery is considered probable, we have recorded a corresponding insurance receivable as follows (in thousands):

Three Months Ended
March 29, 2014
Balance, beginning of period	$6,261
Estimated losses	800
Business interruption	753
Claim payments	(1,374)

Balance, end of period	$6,440

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

Basis of Presentation

We consolidate the results of operations of our 50% owned subsidiary, Medireha GmbH (Medireha), and reflect the 50% share of results not owned by us as noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2013.

Recent Accounting Standards

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

In April 2014, the FASB issued accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

2. ACQUISITION

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (“Speetec”). Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products in Germany. The purchase price consisted of a cash payment at closing of $5.0 million, a holdback of $1.3 million for potential indemnity claims and $1.6 million for the fair value of contingent consideration. The fair value of contingent consideration equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015.

The indemnity holdback accrues interest at the Euribor rate plus 100 basis points and is 50% payable in March 2015 and March 2016, respectively, if not used for indemnification claims. The contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned.

The purchase price for this acquisition was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

Cash	$489
Accounts receivable	608
Inventories	2,766
Other current assets	154
Property, plant & equipment	379
Liabilities assumed	(1,642)
Deferred tax liabilities	(1,003)
Intangible assets	3,750
Goodwill	2,383

Total purchase price	$7,884

The purchase price allocation included $2.9 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges. The purchase price allocation also included $0.6 million assigned to intangible assets related to a non-compete agreement with the sellers. The value of the non-compete agreement was based on the estimated present value of the cash flows associated with having the agreement in place, less the present value of the cash flows assuming the non-compete agreement was not in place. Additionally, the purchase price allocation included $0.3 million assigned to intangible assets related to trademarks and trade names. The value of the trademarks and trade names was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trade names and trademarks acquired.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance, beginning of period	$32,957	$25,211
Provision for doubtful accounts	9,258	6,291
Write-offs, net of recoveries	(8,507)	(5,224)

Balance, end of period	$33,708	$26,278

Our allowance for sales returns balance was $3.6 million and $4.0 million as of March 29, 2014 and March 30, 2013, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 29, 2014	December 31, 2013
Components and raw materials	$57,881	$59,825
Work in process	8,044	7,373
Finished goods	87,418	83,502
Inventory held on consignment	30,540	27,969

	183,883	178,669
Inventory reserves	(25,281)	(23,686)

	$158,602	$154,983

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance, beginning of period	$23,686	$17,313
Provision charged to costs of sales	1,758	1,016
Write-offs, net of recoveries	(163)	(944)

Balance, end of period	$25,281	$17,385

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 29, 2014 are presented in the table below (in thousands):

Balance, beginning of period	$1,149,331
Acquisitions (see Note 2)	2,383
Foreign currency translation	(273)

Balance, end of period	$1,151,441

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

March 29, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$572,809	$(303,797)	$269,012
Patents and technology	486,810	(238,791)	248,019
Trademarks and trade names	26,142	(7,825)	18,317
Distributor contracts and relationships	4,570	(3,092)	1,478
Non-compete agreements	7,022	(3,564)	3,458

	$1,097,353	$(557,069)	540,284

Indefinite-lived intangible assets:
Trademarks and trade names			399,272

Net identifiable intangible assets			$939,556

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,070	$(290,359)	$279,711
Patents and technology	486,246	(230,111)	256,135
Trademarks and trade names	25,820	(7,102)	18,718
Distributor contracts and relationships	5,054	(3,183)	1,871
Non-compete agreements	6,423	(3,149)	3,274

	$1,093,613	$(533,904)	559,709

Indefinite-lived intangible assets:
Trademarks and trade names			399,284

Net identifiable intangible assets			$958,993

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 5.8 years for customer relationships, 8.9 years for patents and technology, 2.9 years for distributor contracts and relationships, 6.9 years for trademarks and trade names, and 2.6 years for non-compete agreements. Based on our amortizable intangible asset balance as of March 29, 2014, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2014	$69,553
2015	88,698
2016	84,055
2017	72,832
2018	62,652
Thereafter	162,494

$540,284

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 29, 2014	December 31, 2013
Accrued wages and related expenses	$32,723	$33,128
Accrued commissions	12,736	16,489
Accrued rebates	8,137	10,731
Accrued other taxes	3,412	4,734
Accrued professional expenses	3,988	3,372
Income taxes payable	3,044	2,877
Deferred tax liability	445	445
Other accrued liabilities	41,131	37,696

	$105,616	$109,472

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the fair value hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate swap agreements were designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the cash flow hedges were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our Unaudited Condensed Consolidated Statement of Operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss). Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange forward contracts held as of March 29, 2014 expire weekly through November 2014. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	March 29, 2014	December 31, 2013	March 29, 2014	December 31, 2013
Foreign exchange contracts not designated as hedges	178,212	302,730	$13,494	$22,959

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 29, 2014	December 31, 2013
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$26	$—

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	—	44

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of gain (loss)	March 29, 2014	March 30, 2013
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$70	$(409)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The fair value of contingent consideration for the Speetec acquisition equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. The fair value of the expected payment was then calculated using a 9.9% discount rate as the contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$26	$—	$26

Liabilities:
Contingent consideration	$—	$—	$7,317	$7,317

As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$44	$—	$44

Contingent consideration	$—	$—	$5,690	$5,690

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 29, 2014 (in thousands):

Three Months Ended
March 29, 2014
Balance, beginning of period	$5,690
Acquisitions	1,627
Total gains:
Included in Selling, general and administrative expense	—

Balance, end of period	$7,317

Subsequent to quarter end, $5.7 million of contingent consideration was paid to Exos Corporation.

9. DEBT

Debt obligations consists of the following (in thousands):

	March 29, 2014	December 31, 2013
Senior secured credit facilities:
Revolving credit facility	$38,000	$38,000
Term Loan:
$853.4 million tranche B term loans, net of unamortized original issuance discount of $6.7 million and $7.1 million as of March 29, 2014 and December 31, 2013, respectively	846,737	846,297
8.75% Second priority senior secured notes, including unamortized original issue premium of $5.2 million and $5.5 million as of March 29, 2014 and December 31, 2013, respectively	335,221	335,490
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Other	188	—

Total debt	2,260,146	2,259,787

Current maturities	(8,620)	(8,620)

Long-term debt	$2,251,526	$2,251,167

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

On March 21, 2013, we entered into an amendment to the senior secured credit facilities which, among other things, (1) provided for the issuance of $421.4 million of additional term loans issued at par, the proceeds of which were used to prepay existing term loans; (2) extended the maturity of the extended term loans to September 15, 2017; (3) combined the additional term loans and the extended term loans into one new tranche (“tranche B term loans”); (4) reduced the interest rate margin applicable to all borrowings under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.25x for the duration of the agreement. The remaining unamortized original issue discounts from the previous term loan issuances are being amortized over the term of the tranche B term loans using the effective interest method.

As of March 29, 2014, the market values of our tranche B term loans and revolving credit facility were $854.5 million and $35.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

On April 8, 2014, we entered into an amendment to the senior secured credit facilities. See Note 17 to our Unaudited Condensed Consolidated Financial Statements for information regarding the amendment.

Interest Rates. Effective March 21, 2013, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 29, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.71%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage is reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sales so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the three months ended March 29, 2014.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.25:1 for the trailing twelve months ended March 29, 2014. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of March 29, 2014, our actual senior secured first lien net leverage ratio was 3.17:1, and we were in compliance with all other applicable covenants.

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

As of March 29, 2014, the market value of the 8.75% Notes was $358.9 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 29, 2014, the market value of the 9.875% Notes was $482.9 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 29, 2014, the market value of the 7.75% Notes was $316.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 29, 2014, the market value of the 9.75% Notes was $319.5 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 29, 2014, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

There were no losses on modification and extinguishment of debt recognized during the three months ended March 29, 2014. During the three months ended March 30, 2013, we recognized a loss on modification and extinguishment of debt of $1.1 million. The loss consists of $0.9 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Debt Issuance Costs

As of March 29, 2014 and December 31, 2013, we had $33.8 million and $35.7 million, respectively, of unamortized debt issuance costs, which are included in Other assets in our Unaudited Condensed Consolidated Balance Sheets. We did not capitalize any debt issuance costs during the three months ended March 29, 2014. During the three months ended March 30, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities.

For the three months ended March 29, 2014 and March 30, 2013, amortization of debt issuance costs was $1.9 million and $1.8 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

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

For the three months ended March 29, 2014, we recorded income tax expense of approximately $2.6 million on pre-tax losses of $33.5 million, resulting in a negative effective tax rate of 7.8%. For the three months ended March 30, 2013, we recorded income tax expense of $4.8 million, on a pre-tax loss of $27.3 million, resulting in a negative effective tax rate of 17.7%. Our effective tax rates are negative primarily due to valuation allowances provided against U.S federal and state deferred tax assets. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2014 and 2013 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $13.5 million on the deferred tax assets related to the net operating loss carryforwards generated in the three months ended March 29, 2014. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2009.

At March 29, 2014, our gross unrecognized tax benefits were $15.4 million reflecting an increase of $0.9 million from the unrecognized amount of $14.5 million at December 31, 2013. As of March 29, 2014, we have $2.8 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.7 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of March 29, 2014, we have unrecognized various foreign and U.S. state tax benefits of approximately $7.4 million, which, if recognized, would impact our effective tax rate in future periods.

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

In February 2013, 310,000 options previously granted to new employees in 2012 were amended to convert one-third of such options into Time-Based Options, with the remaining two-thirds continuing to be Performance Options. Additionally, all 2012 Performance Options were amended to allow for vesting of the 2012 Adjusted EBITDA tranche if the 2013 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA over the amount reflected in the 2013 financial plan. Options granted in 2013 and 2014 to existing employees had the same terms as the Performance Options described above and options granted to new employees in 2013 and 2014 had the same terms as the options amended in February 2013.

In December 2013, options were granted to employees following the net exercise of their Rollover Options which were scheduled to expire in December 2013. These new options were fully vested on the date of grant and have a term of ten years (“2013 Vested Options”).

In February 2014, all 2012 and 2013 Performance Options were amended to allow for vesting of the 2012 and 2013 Adjusted EBITDA tranche if the 2014 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA over the amount reflected in the 2014 financial plan.

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

Stock-Based Compensation

During the three months ended March 29, 2014, the compensation committee granted 362,500 options to employees, of which 287,497 were Performance Options and 75,003 were Time-Based Options. The weighted average grant date fair values of the Time-Based Options granted during the three months ended March 29, 2014 were $6.08.

During the three months ended March 30, 2013, we granted 397,000 options to employees, of which 333,667 were Performance Options and 63,333 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of Time-Based Options and the Director Service Options granted during the three months ended March 30, 2013 was $5.80.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options and the Director Service Options of stock options granted:

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected volatility	33.24%	35.1%
Risk-free interest rate	2.0%	0.7%
Expected years until exercise	6.4	6.2
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of goods sold	$23	$19
Operating Expenses:
Selling, general and administrative	418	530
Research and development	3	14

	$444	$563

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognized expense for any of the options which had the potential to vest in 2014. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2015, 2016 and 2017, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the 2013 Vested Options and the Director Service Options granted in 2013 or 2014.

In each of the periods presented above, for the options granted prior to 2012, we recognized stock-based compensation expense only for Time-Based Options granted to employees, as the performance components of the Market Return and Enhanced Market Return Options are not deemed probable at this time.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.

12. MEMBERSHIP DEFICIT

During the three months ended March 29, 2014, DJO issued 80,110 shares of its common stock upon the net exercise of vested stock options that had been granted to two former members of DJO’s Board of Directors in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. During the three months ended March 29, 2014, the net exercise method was employed by the participants to exercise Rollover Options to acquire 411,200 shares of DJO’s common stock; we withheld 331,090 of the shares subject to the Rollover Options to cover $5.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 80,110 shares to the participants.

13. RELATED PARTY TRANSACTIONS

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

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 6 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in approximately five U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have entered into settlements with plaintiffs in approximately 130 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of March 29, 2014, we have accrued $1.1 million for unpaid settlements in 22 cases, all of which will be paid by our product liability carriers.

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

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged in the complaints. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013. This trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases. The remaining bellwether cases which had been scheduled for trial in 2014 have been taken off-calendar pending settlement discussions. As of March 29, 2014, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

State Licensing Subpoena

In July 2013 we were served with a subpoena under the Health Insurance Portability and Accountability Act (HIPAA) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We are in the process of supplying the documents requested under the subpoena.

California Qui Tam Actions

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with another company that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We believe that this lawsuit is without merit.

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

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
Bracing and Vascular	$109,506	$108,140
Recovery Sciences	68,870	75,521
Surgical Implant	23,932	21,483
International	80,436	73,933

	$282,744	$279,077

Gross profit:
Bracing and Vascular	$57,329	$55,677
Recovery Sciences	51,900	56,918
Surgical Implant	17,693	15,702
International	44,231	41,935
Expenses not allocated to segments and eliminations	(4,157)	(794)

	$166,996	$169,438

Operating income:
Bracing and Vascular	$19,485	$17,519
Recovery Sciences	17,398	18,197
Surgical Implant	2,820	1,884
International	14,706	15,941
Expenses not allocated to segments and eliminations	(44,207)	(33,748)

	$10,202	$19,793

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
United States	$202,308	$205,144
Other Europe, Middle East and Africa	38,377	35,329
Germany	24,471	23,054
Australia and Asia Pacific	9,114	7,155
Canada	6,213	6,300
Latin America	2,261	2,095

	$282,744	$279,077

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24,554	$1,203	$21,274	$—	$47,031
Accounts receivable, net	—	134,874	49,234	—	184,108
Inventories, net	—	129,861	45,385	(16,644)	158,602
Deferred tax assets, net	—	27,157	370	—	27,527
Prepaid expenses and other current assets	116	10,643	12,710	—	23,469

Total current assets	24,670	303,738	128,973	(16,644)	440,737
Property and equipment, net	—	98,287	14,636	(222)	112,701
Goodwill	—	1,066,480	124,366	(39,405)	1,151,441
Intangible assets, net	—	919,479	20,077	—	939,556
Investment in subsidiaries	1,297,699	1,686,557	63,979	(3,048,235)	—
Intercompany receivables	894,665	—	—	(894,665)	—
Other non-current assets	33,756	2,334	2,310	—	38,400

Total assets	$2,250,790	$4,076,875	$354,341	$(3,999,171)	$2,682,835

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$49,097	$11,966	$—	$61,063
Current portion of debt obligations	8,620	—	—	—	8,620
Other current liabilities	49,777	72,671	32,953	—	155,401

Total current liabilities	58,397	121,768	44,919	—	225,084
Long-term debt obligations	2,251,338	—	188	—	2,251,526
Deferred tax liabilities, net	—	236,492	7,290	—	243,782
Intercompany payables, net	—	656,842	156,046	(812,888)	—
Other long-term liabilities	—	14,407	3,992	—	18,399

Total liabilities	2,309,735	1,029,509	212,435	(812,888)	2,738,791
Noncontrolling interests	—	—	2,989	—	2,989
Total membership (deficit) equity	(58,945)	3,047,366	138,917	(3,186,283)	(58,945)

Total liabilities and (deficit) equity	$2,250,790	$4,076,875	$354,341	$(3,999,171)	$2,682,835

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$238,179	$78,076	$(33,511)	$282,744
Cost of sales (exclusive of amortization of intangible assets of $8,683)	—	100,258	53,993	(38,503)	115,748

Gross profit	—	137,921	24,083	4,992	166,996
Operating expenses:
Selling, general and administrative	—	96,397	27,085	—	123,482
Research and development	—	8,538	1,215	—	9,753
Amortization of intangible assets	—	22,415	1,144	—	23,559

	—	127,350	29,444	—	156,794

Operating income (loss)	—	10,571	(5,361)	4,992	10,202
Other (expense) income:
Interest expense	(43,702)	—	(26)	—	(43,728)
Interest income	4	49	4	—	57
Other (expense) income, net	—	(207)	127	—	(80)
Intercompany income (expense), net	—	348	(264)	(84)	—
Equity in income of subsidiaries, net	7,176	—	—	(7,176)	—

	(36,522)	190	(159)	(7,260)	(43,751)

(Loss) income before income taxes	(36,522)	10,761	(5,520)	(2,268)	(33,549)
Income tax (provision) benefit	—	(1,381)	(1,243)	—	(2,624)

Net (loss) income	(36,522)	9,380	(6,763)	(2,268)	(36,173)
Net income attributable to noncontrolling interests	—	—	(349)	—	(349)

Net (loss) income attributable to DJOFL	$(36,522)	$9,380	(7,112)	$(2,268)	$(36,522)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(36,522)	$9,380	$(6,763)	$(2,268)	$(36,173)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $11	—	—	(303)	—	(303)

Other comprehensive loss	—	—	(303)	—	(303)

Comprehensive (loss) income	(36,522)	9,380	(7,066)	(2,268)	(36,476)

Comprehensive loss attributable to noncontrolling interests	—	—	(345)	—	(345)

Comprehensive (loss) income attributable to DJO Finance LLC	$(36,522)	$9,380	$(7,411)	$(2,268)	$(36,821)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(36,522)	$9,380	$(6,763)	$(2,268)	$(36,173)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	6,883	1,630	(54)	8,459
Amortization of intangible assets	—	22,415	1,144	—	23,559
Amortization of debt issuance costs and non-cash interest expense	2,090	—	—	—	2,090
Stock-based compensation expense	—	444	—	—	444
Gain (loss) on disposal of assets, net	—	(502)	26	—	(476)
Deferred income tax expense	—	779	(1)	(39)	739
Provision for doubtful accounts	—	9,039	219	—	9,258
Inventory reserves	—	1,833	(75)	—	1,758
Equity in income of subsidiaries, net	(7,176)	—	—	7,176	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2,793)	(4,858)	—	(7,651)
Inventories	—	(1,965)	5,006	(4,638)	(1,597)
Prepaid expenses and other assets	44	5,896	(1,594)	71	4,417
Accounts payable and other current liabilities	20,104	652	(567)	(338)	19,851

Net cash (used in) provided by operating activities	(21,460)	52,061	(5,833)	(90)	24,678
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(12,676)	(1,453)	43	(14,086)
Other investing activities, net	—	(412)	(89)	—	(501)

Net cash used in (provided by) investing activities	—	(13,088)	(6,129)	43	(19,174)
Cash Flows from Financing Activities:
Intercompany	25,645	(38,128)	12,438	45	—
Proceeds from issuance of debt	8,000	—	—		8,000
Repayments of debt and capital lease obligations	(8,000)	—	(23)	—	(8,023)
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)

Net cash provided by (used in) financing activities	23,644	(38,128)	12,415	45	(2,024)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)

Net increase (decrease) in cash and cash equivalents	2,184	845	426	(2)	3,453
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578

Cash and cash equivalents at end of period	$24,554	$1,203	$21,274	$—	$47,031

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 30, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(32,364)	$13,153	$(3,278)	$(9,637)	$(32,126)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	6,546	1,262	(68)	7,740
Amortization of intangible assets	—	22,497	1,334	—	23,831
Amortization of debt issuance costs and non-cash interest expense	1,938	—	—	—	1,938
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	563	—	—	563
Loss on disposal of assets, net	—	12	16	—	28
Deferred income tax expense	—	2,556	176	—	2,732
Provision for doubtful accounts	—	6,206	85	—	6,291
Inventory reserves	—	1,099	(83)	—	1,016
Equity in income of subsidiaries, net	(14,115)	—	—	14,115	—
Changes in operating assets and liabilities:
Accounts receivable	—	(10,119)	(6,257)	—	(16,376)
Inventories	—	6,343	4,988	(4,216)	7,115
Prepaid expenses and other assets	44	(1,203)	(604)	197	(1,566)
Accounts payable and other current liabilities	16,973	(17,699)	2,082	1,301	2,657

Net cash (used in) provided by operating activities	(26,465)	29,954	(279)	1,692	4,902
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(1,317)	—	(1,317)
Purchases of property and equipment	—	(6,499)	(1,932)	(8)	(8,439)
Other investing activities, net	—	(107)	(103)	—	(210)

Net cash used in investing activities	—	(6,606)	(3,352)	(8)	(9,966)
Cash Flows from Financing Activities:
Intercompany	21,540	(26,384)	6,543	(1,699)	—
Proceeds from issuance of debt	446,417	—	—	—	446,417
Repayments of debt and capital lease obligations	(433,572)	—	—	—	(433,572)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	31,998	(26,384)	6,543	(1,699)	10,458
Effect of exchange rate changes on cash and cash equivalents	—	—	(447)	—	(447)

Net increase (decrease) in cash and cash equivalents	5,533	(3,036)	2,465	(15)	4,947
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$18,709	$86	$17,384	$(9)	$36,170

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

17. SUBSEQUENT EVENT

On April 8, 2014, we entered into an amendment (the “Amendment”) to the senior secured credit facilities that, among other things, (1) provided for the issuance of $851.2 million of refinancing term loans (the “Refinancing Term Loans”) at par, the proceeds of which were used to prepay existing tranche B term loans; (2) provided for the issuance of $40.0 million of incremental term loans (the “Incremental Term Loans”) at par, the proceeds of which were used, among other things, to prepay the loans then-outstanding under the revolving credit facility and fees and expenses associated with the Amendment; (3) combined the Refinancing Term Loans and the Incremental Term Loans into one new tranche ( the “New Tranche B Term Loans”); (4) reduced the interest rate margin applicable to all borrowings (including the revolving borrowing) under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.75x for the duration of the agreement.

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2014 describes these important risk factors that may affect our business, financial condition, results of operations, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings. These four segments constitute our reportable segments. See Note 15 to our Unaudited Condensed Consolidated Financial Statements for financial and other additional information regarding our segments.

The tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges.

	Three Months Ended
($ in thousands)	March 29, 2014	March 30, 2013
Bracing and Vascular:
Net sales	$109,506	$108,140
Gross profit	$57,329	$55,677
Gross profit margin	52.4%	51.5%
Operating income	$19,485	$17,519
Operating income as a percent of net segment sales	17.8%	16.2%
Recovery Sciences:
Net sales	$68,870	$75,521
Gross profit	$51,900	$56,918
Gross profit margin	75.4%	75.4%
Operating income	$17,398	$18,197
Operating income as a percent of net segment sales	25.3%	24.1%
Surgical Implant:
Net sales	$23,932	$21,483
Gross profit	$17,693	$15,702
Gross profit margin	73.9%	73.1%
Operating income	$2,820	$1,884
Operating income as a percent of net segment sales	11.8%	8.8%
International:
Net sales	$80,436	$73,933
Gross profit	$44,231	$41,935
Gross profit margin	55.0%	56.7%
Operating income	$14,706	$15,941
Operating income as a percent of net segment sales	18.3%	21.6%

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

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	March 29, 2014		March 30, 2013
Net sales	$282,744	100.0%	$279,077	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	115,748	40.9	109,639	39.3

Gross profit	166,996	59.1	169,438	60.7
Operating expenses:
Selling, general and administrative	123,482	43.7	117,835	42.2
Research and development	9,753	3.4	7,979	2.9
Amortization of intangible assets	23,559	8.3	23,831	8.5

	156,794	55.4	149,645	53.6

Operating income	10,202	3.7	19,793	7.1
Other (expense) income:
Interest expense	(43,728)	(15.5)	(45,445)	(16.3)
Interest income	57	0.0	36	0.0
Loss on modification and extinguishment of debt	—	—	(1,059)	(0.4)
Other expense, net	(80)	(0.0)	(617)	(0.2)

	(43,751)	(15.5)	(47,085)	(16.9)

Loss before income taxes	(33,549)	(11.8)	(27,292)	(9.8)
Income tax provision	(2,624)	(1.0)	(4,834)	(1.7)

Net loss	(36,173)	(12.8)	(32,126)	(11.5)
Net income attributable to noncontrolling interest	(349)	(0.1)	(238)	(0.1)

Net loss attributable to DJO Finance LLC	$(36,522)	(12.9)%	$(32,364)	(11.6)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,683 and $8,788 for the three months ended March 29, 2014 and March 30, 2013, respectively.

Three Months Ended March 29, 2014 (first quarter 2014) compared to Three Months Ended March 30, 2013 (first quarter 2013)

Net Sales. Our net sales for first quarter 2014 were $282.7 million, compared to net sales of $279.1 million for first quarter 2013, representing a 1.3% increase year over year. Net sales for first quarter 2014 were not materially affected by changes in foreign currency exchange rates compared to the rates in effect in first quarter 2013, but were impacted by fewer shipping days compared to first quarter 2013. First quarter 2014 included 62 shipping days while first quarter 2013 included 63 days. In constant currency, average daily sales for first quarter 2014 increased 2.5% compared to average daily sales for first quarter 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Quarter 2014	% of Net Sales	First Quarter 2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$109,506	38.7%	$108,140	38.7%	$1,366	1.3%
Recovery Sciences	68,870	24.4	75,521	27.1	(6,651)	(8.8)
Surgical Implant	23,932	8.5	21,483	7.7	2,449	11.4
International	80,436	28.4	73,933	26.5	6,503	8.8

	$282,744	100.0%	$279,077	100.0%	$3,667	1.3%

Net sales in our Bracing and Vascular segment were $109.5 million for first quarter 2014, increasing 1.3% from net sales of $108.1 million for first quarter 2013. Average daily sales for first quarter 2014 for the Bracing and Vascular segment increased 3.0% compared to average daily sales for first quarter 2013. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $68.9 million for first quarter 2014, decreasing 8.8% from net sales of $75.5 million for first quarter 2013. Average daily sales for first quarter 2014 for the Recovery Sciences segment decreased 7.5% compared to average daily sales for first quarter 2013. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and by slow market conditions for the capital equipment sold by our Chattanooga business unit.

Net sales in our Surgical Implant segment were $23.9 million for first quarter 2014, increasing 11.4% from net sales of $21.5 million for first quarter 2013. Average daily sales for first quarter 2014 for the Surgical Implant segment increased 13.2% compared to average daily sales for first quarter 2013. The increase was driven by strong sales of our shoulder products as well as sales of new products and strong sales execution.

Net sales in our International segment were $80.4 million for first quarter 2014, increasing 8.8% from net sales of $73.9 million for first quarter 2013. In constant currency, excluding a favorable impact of $0.9 million related to changes in foreign exchange rates in effect in first quarter 2014 compared to the rates in effect in first quarter 2013, average daily sales for first quarter 2014 for the International segment increased 8.9% compared to average daily sales for first quarter 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.1% for first quarter 2014, compared to 60.7% for first quarter 2013. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.4% for first quarter 2014, compared to 51.5% for first quarter 2013. The increase was primarily due to a higher margin mix of products sold and lower costs related to procurement and manufacturing efficiencies.

Gross profit in our Recovery Sciences segment as a percentage of net sales remained consistent at 75.4% for first quarter 2014, compared to 75.4% for first quarter 2013.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 73.9% for first quarter 2014, compared to 73.1% for first quarter 2013. The increase was primarily due to a higher margin mix of products sold.

Gross profit in our International segment as a percentage of net sales decreased to 55.0% for first quarter 2014, compared to 56.7% for first quarter 2013. The decrease was primarily due to a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses increased to $123.5 million for first quarter 2014, from $117.9 million in first quarter 2013. As a percentage of sales, SG&A expenses increased to 43.7% for first quarter 2014, compared to 42.2% for first quarter 2013, reflecting investments in sales and marketing activities.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Quarter 2014	First Quarter 2013
Integration charges:
Commercial and global business unit reorganization and integration	$3,404	$785
Acquisition related expenses and integration	417	351
CFO transition	107	—
Litigation and regulatory costs and settlements, net	1,053	1,738
Other non-recurring items	3,242	1,124
Automation projects	1,709	881

	$9,932	$4,879

Research and Development (R&D). R&D expenses increased to $9.8 million for first quarter 2014, from $8.0 million in first quarter 2013. As a percentage of sales, R&D expense increased to 3.4% in first quarter 2014 from 2.9% in first quarter 2013, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $23.6 million for first quarter 2014, from $23.8 million for first quarter 2013. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense. Our interest expense decreased to $43.7 million for first quarter 2014, from $45.4 million for first quarter 2013. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Loss on Modification and Extinguishment of Debt. There was no loss on modification and extinguishment of debt for first quarter 2014. Loss on modification and extinguishment of debt for first quarter 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.

Other Expense, Net. Other expense, net decreased to $0.1 million for first quarter 2014, from $0.6 million for first quarter 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax (Provision) Benefit. We recorded an income tax expense of $2.6 million on a pre-tax loss of $33.5 million, resulting in a negative effective tax rate of 7.8% in first quarter 2014. For first quarter 2013, we recorded income tax expense of $4.8 million on pre-tax losses of $27.3 million, resulting in a negative effective tax rate of 17.7%. The change in our effective tax rates from 2013 to 2014 primarily relates to a decrease in the need for additional valuation allowance resulting from the deferred tax liability related to amortization of indefinite lived intangible assets.

Liquidity and Capital Resources

As of March 29, 2014, our primary sources of liquidity consisted of cash and cash equivalents totaling $47.0 million and our $100.0 million revolving credit facility, of which $61.5 million was available. Our revolving credit balance was $38.0 million as of March 29, 2014. We had a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at March 29, 2014 was $215.7 million.

On April 8, 2014, we entered into the Amendment which, among other things, provided for the issuance of $40.0 million of Incremental Term Loans, the proceeds of which were used, among other things, to prepay the loan then-outstanding under the revolving credit facility. See Note 17 to our Unaudited Condensed Consolidated Financial Statements additional information regarding the Amendment.

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

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	First Quarter 2014	First Quarter 2013
Cash provided by operating activities	$24,678	$4,902
Cash used in investing activities	(19,174)	(9,966)
Cash (used in) provided by financing activities	(2,024)	10,458
Effect of exchange rate changes on cash and cash equivalents	(27)	(447)

Net increase in cash and cash equivalents	$3,453	$4,947

Operating activities provided $24.7 million and $4.9 million of cash in first quarter 2014 and first quarter 2013, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $21.5 million and $26.5 million, respectively.

Investing activities used $19.2 million and $10.0 million of cash in first quarter 2014 and first quarter 2013, respectively. Cash used in investing activities for first quarter 2014 primarily consisted of $14.0 million for purchases of property and equipment and $4.6 million related to the acquisition of Speetec. Cash used in investing activities for first quarter 2013 primarily consisted of $8.4 million for purchases of property and equipment and $1.3 million related to the acquisition of assets from our vascular distributor in Australia.

Financing activities used $2.0 million of cash for first quarter 2014 and provided $10.5 million of cash for first quarter 2013. Cash used in financing activities in first quarter 2014 consisted of payments related to the repurchase of Rollover Options from our former chief financial officer, upon her departure. Cash provided in financing activities in first quarter 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility.

For the remainder of 2014, including the impacts of the April 8, 2014 debt refinancing, we expect to spend cash of approximately $167.6 million for the following:

•	$29.9 million for scheduled principal and estimated interest payments on our senior secured credit facilities;

•	$110.4 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$27.3 million for capital expenditures

Indebtedness

As of March 29, 2014, we had $2,261.6 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $1.4 million. The principal amount and carrying value of our debt was as follows for March 29, 2014 and December 31, 2013:

	March 29, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$38,000	$38,000	$38,000	$38,000
Term loans	853,400	846,737	853,400	846,297

	891,400	884,737	891,400	884,297
Note financing:
8.75% second priority senior secured notes	330,000	335,221	330,000	335,490
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,375,221	1,370,000	1,375,490

Other debt:	188	188	—	—

Total indebtedness	$2,261,588	$2,260,146	$2,261,400	$2,259,787

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at March 29, 2014 consist of $853.4 million of term loans which mature on September 15, 2017. Of the $100 million total revolving credit facility which matures on March 15, 2017, $61.5 million was available. Our revolving credit balance was $38.0 million at March 29, 2014. We had a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 375 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 375 basis points. The interest rate margins applicable to the tranche B term loans are, at our option, either (a) the Eurodollar rate plus 375 basis points or (b) a base rate plus 375 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 29, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.71%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.25:1 for the trailing twelve months ended March 29, 2014. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of December 31, 2013, our actual senior secured first lien leverage ratio was within the required ratio at 3.17:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 29, 2014, measured on that date, was 1.57:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.25:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

The following is a summary of our covenant requirements and pro forma ratios as of March 29, 2014:

	Covenant Requirement (Maximum)	Actual Ratio
Senior Secured Credit Facilities
Ratio of consolidated senior secured first lien debt to Adjusted EBITDA	4.25:1	3.17:1

	Covenant Requirement (Minimum)	Actual Ratio
Notes
Ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.57:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and twelve months ended March 29, 2014. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Twelve Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014
Net loss attributable to DJO Finance LLC	$(36,522)	$(32,364)	$(207,610)
Interest expense, net	43,671	45,409	175,804
Income tax provision	2,624	4,834	10,906
Depreciation and amortization	32,018	31,571	129,113
Non-cash charges (a)	148	970	106,364
Non-recurring and integration charges (b)	15,418	5,678	40,340
Other adjustment items (c)	2,249	3,730	9,020

Adjusted EBITDA	$59,606	$59,828	$263,937

(a)	Non-cash items are comprised of the following:

	Three Months Ended		Twelve Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014
Stock-based compensation expense	$444	$563	$2,036
Impairment of goodwill and intangible assets	—	—	106,600
Purchase accounting adjustments (1)	207	396	(1,756)
(Gain) loss on disposal of assets, net	(503)	11	(516)

Total non-cash charges	$148	$970	$106,364

(1)	Purchase accounting adjustments for the twelve months ended March 29, 2014 consist of $0.7 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following:

	Three Months Ended		Twelve Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014
Integration charges:
Commercial sales and global business unit reorganization and integration	$4,275	$1,249	$10,103
Acquisition related expenses and integration (1)	420	556	1,727
CFO transition	107	—	1,780
Litigation and regulatory costs and settlements, net (2)	1,065	1,738	3,233
Other non-recurring items (3)	7,842	1,254	17,119
ERP implementation and other automation projects	1,709	881	6,378

Total non-recurring and integration charges	$15,418	$5,678	$40,340

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended March 29, 2014, litigation and regulatory costs consisted of $2.4 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.7 million related to other litigation and regulatory costs and settlements, net of $2.0 million received related to an indemnity claim from a third party pain pump manufacturer and a settlement with its insurance carrier, and a $0.9 million favorable cost estimate adjustment for the post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products.

(3)	For the twelve months ended March 29, 2014, other non-recurring items consist of $8.4 million in incremental Empi bad debt expense related to the Medicare CLBP decision, $6.4 million in specifically identified non-recurring operational and regulatory projects, $1.0 million in expenses related to our Tunisia factory fire and $1.3 million in other non-recurring travel & professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013	Twelve Months Ended March 29, 2014
Blackstone monitoring fees	$1,750	$1,750	$7,000
Noncontrolling interests	349	238	1,001
Loss on modification and extinguishment of debt (1)	—	1,059	—
Other (2)	150	683	1,019

Total other adjustment items	$2,249	$3,730	$9,020

(1)	Loss on modification and extinguishment of debt for the three months ending March 30, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

Critical Accounting Policies and Estimates

We have disclosed in our Unaudited Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K, those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our 2013 Annual Report on Form 10-K. We believe that the accounting principles utilized in preparing our Unaudited Condensed Consolidated Financial Statements conform in all material respects to GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily from fluctuating interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of March 29, 2014, we have $1,370.0 million of aggregate fixed rate notes and $891.4 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the three months ended March 29, 2014 by $0.4 million. Our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.16% as of March 29, 2014. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the three months ended March 29, 2014 would have increased the rate applicable to our variable debt by only 0.16%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three months ended March 29, 2014, sales denominated in foreign currencies accounted for 26.2% of our consolidated net sales, of which 19.1% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the three months ended March 29, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). These foreign exchange forward contracts expire weekly throughout fiscal year 2014.

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

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. There have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 25, 2014. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.	OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 29, 2014.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. During the quarter ended March 29, 2014, three such portfolio companies included information in their periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Amendment to the Senior Secured Credit Facilities

On April 8, 2014, we entered into the Amendment to the senior secured credit facilities that, among other things, (1) provided for the issuance of $851.2 million of Refinancing Term Loans at par, the proceeds of which were used to prepay existing tranche B term loans; (2) provided for the issuance of $40.0 million of Incremental Term Loans at par, the proceeds of which were used, among other things, to prepay the loans then-outstanding under the revolving credit facility and fees and expenses associated with the Amendment; (3) combined the Refinancing Term Loans and the Incremental Terms Loans in to the New Tranche B Term Loans; (4) reduced the interest rate margin applicable to all borrowings (including revolving borrowing) under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.75x for the duration of the agreement.

2014 Bonus Plan

On April 24, 2014, the Company’s Compensation Committee approved the management incentive bonus plan for 2014 (2014 Bonus Plan) for the executive officers of the Company. As with prior annual bonus plans, under the 2014 Bonus Plan each executive officer (other than the CEO) has the opportunity to earn up to 70% of such executive’s annual base salary as a target bonus (Target Bonus). Pursuant to his employment agreement, Mr. Mogul’s Target Bonus percentage is 100% of his annual base salary. For each of the executive officers, 50% of the Target Bonus is based on full-year financial performance and 50% on quarterly financial performance. For executive officers other than the President, Global Bracing and Supports, the President, Global Recovery Sciences and the President, International Commercial Businesses, 50% of the bonus for annual financial performance will be based on meeting the Company’s annual revenue targets and 50% on meeting the Company’s annual Adjusted EBITDA targets. Payment of the quarterly bonuses will be based on achievement of year-to-date financial performance targets based on three month, six month, nine month and twelve month cumulative results, with 50% of each quarterly bonus opportunity based on meeting the Company’s year-to-date revenue targets and 50% of each quarterly bonus opportunity based on meeting the Company’s year-to-date Adjusted EBITDA targets for such periods. For Mr. Ingel, President, Global Bracing and Vascular, Ms. Wolfington, President, Global Recovery Sciences and Mr. Murphy, President, International Commercial Businesses, the revenue portion of the annual and quarterly bonuses will be based on the performance of their respective business units. Payment of the revenue bonus for a given quarter or year will also be conditioned on achievement of a minimum Adjusted EBITDA bonus threshold for such period. Partial bonus payments may be awarded for any growth over the 2013 revenue and Adjusted EBITDA results for the applicable periods. As with prior bonus plans, the 2014 Plan also provides for a Supplemental Bonus based on full year performance pursuant to which the executive officers, other than Mr. Mogul, may earn an additional bonus of up to 100% of their applicable Target Bonus if the Company’s financial performance exceeds the applicable target by stated percentages for revenue and Adjusted EBITDA. Pursuant to his employment agreement, Mr. Mogul is eligible for a supplemental bonus of up to 50% of his base salary upon achievement of the same performance criteria for the Supplemental Bonus. As with prior bonus plans, the effects of foreign currency translation are excluded from the financial calculations under the 2014 Bonus Plan.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1+	Amendment No. 4 dated as of April 8, 2014 to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a Reable Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/Reable Therapeutics Holdings, LLC), Credit Suisse AG (f/k/a Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of March 29, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 29, 2014 and March 30, 2013, (iv) the Unaudited Consolidated Statement of Deficit as of March 29, 2014 and December 31, 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: April 29, 2014	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: April 29, 2014	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer