Form 10-Q
period 2014-06-28
DJO Finance LLC
filed 2014-07-25
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 25, 2014, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$36,643	$43,578
Accounts receivable, net	192,263	185,088
Inventories, net	163,774	154,983
Deferred tax assets, net	27,527	27,527
Prepaid expenses and other current assets	26,375	27,951

Total current assets	446,582	439,127
Property and equipment, net	120,796	107,829
Goodwill	1,150,558	1,149,331
Intangible assets, net	916,083	958,993
Other assets	37,055	39,499

Total assets	$2,671,074	$2,694,779

Liabilities and Deficit
Current liabilities:
Accounts payable	$66,632	$56,374
Accrued interest	32,736	29,682
Current portion of debt obligations	8,912	8,620
Other current liabilities	106,061	109,472

Total current liabilities	214,341	204,148
Long-term debt obligations	2,273,476	2,251,167
Deferred tax liabilities, net	249,362	242,028
Other long-term liabilities	16,151	16,718

Total liabilities	2,753,330	2,714,061

Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	839,080	838,769
Accumulated deficit	(923,834)	(861,878)
Accumulated other comprehensive (loss) income	(690)	1,183

Total membership deficit	(85,444)	(21,926)
Noncontrolling interests	3,188	2,644

Total deficit	(82,256)	(19,282)

Total liabilities and deficit	$2,671,074	$2,694,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$313,867	$294,745	$596,611	$573,822
Cost of sales (exclusive of amortization of intangible assets of $8,652 and $17,335 for the three and six months ended June 28, 2014 and $8,771 and $17,559 for the three and six months ended June 29, 2013, respectively)	127,467	118,962	243,215	228,601

Gross profit	186,400	175,783	353,396	345,221
Operating expenses:
Selling, general and administrative	127,776	117,774	251,258	235,609
Research and development	9,603	7,742	19,356	15,721
Amortization of intangible assets	23,500	23,844	47,059	47,675

	160,879	149,360	317,673	299,005

Operating income	25,521	26,423	35,723	46,216
Other (expense) income:
Interest expense	(43,641)	(44,125)	(87,369)	(89,570)
Interest income	74	52	131	88
Loss on modification and extinguishment of debt	(1,019)	—	(1,019)	(1,059)
Other income (expense), net	612	(788)	532	(1,405)

	(43,974)	(44,861)	(87,725)	(91,946)

Loss before income taxes	(18,453)	(18,438)	(52,002)	(45,730)
Income tax provision	(6,754)	(2,204)	(9,378)	(7,038)

Net loss	(25,207)	(20,642)	(61,380)	(52,768)
Net income attributable to noncontrolling interests	(227)	(172)	(576)	(410)

Net loss attributable to DJO Finance LLC	$(25,434)	$(20,814)	$(61,956)	$(53,178)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(25,207)	$(20,642)	$(61,380)	$(52,768)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $345 and $335 for the three and six months ended June 28, 2014 and $(456) and $869 for the three and six months ended June 29, 2013, respectively	(1,602)	(547)	(1,905)	(2,810)

Other comprehensive loss	(1,602)	(547)	(1,905)	(2,810)

Comprehensive loss	(26,809)	(21,189)	(63,285)	(55,578)
Comprehensive income attributable to noncontrolling interests	(199)	(215)	(544)	(376)

Comprehensive loss attributable to DJO Finance LLC	$(27,008)	$(21,404)	$(63,829)	$(55,954)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
			Accumulated
			other	Total
	Member	Accumulated	comprehensive	membership	Noncontrolling	Total
	capital	deficit	income (loss)	deficit	interests	deficit
Balance at December 31, 2013	$838,769	$(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(61,956)	—	(61,956)	576	(61,380)
Other comprehensive loss, net of taxes	—	—	(1,873)	(1,873)	(32)	(1,905)
Stock-based compensation	931	—	—	931	—	931
Exercise of stock options	(620)	—	—	(620)	—	(620)

Balance at June 28, 2014	$839,080	$(923,834)	$(690)	$(85,444)	$3,188	$(82,256)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(61,380)	$(52,768)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,200	15,349
Amortization of intangible assets	47,059	47,675
Amortization of debt issuance costs and non-cash interest expense	4,219	3,931
Stock-based compensation expense	931	1,253
Loss on modification and extinguishment of debt	1,019	1,059
(Gain) loss on disposal of assets, net	(1,352)	195
Deferred income tax expense	6,773	3,081
Provision for doubtful accounts	18,126	13,418
Inventory reserves	4,683	2,934
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,755)	(27,779)
Inventories	(9,076)	9,848
Prepaid expenses and other assets	2,626	5
Accrued interest	3,054	(1,721)
Accounts payable and other current liabilities	8,902	(12,926)

Net cash provided by operating activities	18,029	3,554
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	(4,587)	(1,317)
Purchases of property and equipment	(31,706)	(15,220)
Other investing activities, net	(894)	(410)

Net cash used in investing activities	(37,187)	(16,947)
Cash flows from financing activities:
Proceeds from issuance of debt	942,294	496,417
Repayments of debt	(920,458)	(474,727)
Payment of debt issuance costs	(1,812)	(2,387)
Payment of contingent consideration	(5,690)	—
Investment by parent	22	—
Cash paid in connection with the cancellation of vested options	(2,001)	—

Net cash provided by financing activities	12,355	19,303
Effect of exchange rate changes on cash and cash equivalents	(132)	(436)

Net (decrease) increase in cash and cash equivalents	(6,935)	5,474
Cash and cash equivalents at the beginning of the period	43,578	31,223

Cash and cash equivalents at the end of the period	$36,643	36,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$79,791	$87,212
Cash paid for taxes, net	$2,937	$4,730

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs were recorded for the year ended December 31, 2013. Additionally, we have recorded $1.3 million in revenue from business interruption insurance proceeds for the year ended December 31, 2013 and $0.7 million for the six months ended June 28, 2014. As the amounts are recoverable against our property and business interruption insurance policies and recovery is considered probable, we have recorded a corresponding insurance receivable as follows (in thousands):

Six Months Ended
June 28, 2014
Balance, beginning of period	$6,261
Change in estimated losses	(109)
Business interruption	735
Claim payments	(2,111)

Balance, end of period	$4,776

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

Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This update is consistent with our current financial statement presentation and therefore we do not believe the adoption of this standard will have an impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

2. ACQUISITION

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (“Speetec”). Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products in Germany. The purchase price consisted of a cash payment at closing of $5.0 million, a holdback of $1.3 million for potential indemnity claims and $1.6 million for the fair value of contingent consideration. The fair value of contingent consideration equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. As of June 28, 2014, we reevaluated both the probability of achieving the Speetec revenue targets and the discounted present value of the current estimate of the future contingent payments, resulting in no significant change to the net fair value of the contingent consideration.

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

Goodwill represents excess of the purchase price over fair value of tangible and identifiable intangible assets acquired. All goodwill associated with the Speetec acquisition is allocated to our International reporting segment. Among the factors which resulted in goodwill for the Speetec acquisition was the opportunity to expand our direct presence in the German market with our surgical products.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance, beginning of period	$32,957	$25,211
Provision for doubtful accounts	18,126	13,418
Write-offs, net of recoveries	(15,464)	(11,587)

Balance, end of period	$35,619	$27,042

Our allowance for sales returns balance was $3.8 million and $4.6 million as of June 28, 2014 and June 29, 2013, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 28, 2014	December 31, 2013
Components and raw materials	$59,349	$59,825
Work in process	7,785	7,373
Finished goods	87,891	83,502
Inventory held on consignment	33,600	27,969

	188,625	178,669
Inventory reserves	(24,851)	(23,686)

	$163,774	$154,983

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance, beginning of period	$23,686	$17,313
Provision charged to cost of sales	4,683	2,934
Write-offs, net of recoveries	(3,518)	(1,698)

Balance, end of period	$24,851	$18,549

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 28, 2014 are presented in the table below (in thousands):

Balance, beginning of period	$1,149,331
Acquisitions (see Note 2)	2,383
Foreign currency translation	(1,156)

Balance, end of period	$1,150,558

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

June 28, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$572,803	$(317,429)	$255,374
Patents and technology	486,734	(247,368)	239,366
Trademarks and trade names	26,130	(8,547)	17,583
Distributor contracts and relationships	4,885	(3,239)	1,646
Non-compete agreements	7,045	(4,020)	3,025

	$1,097,597	$(580,603)	516,994

Indefinite-lived intangible assets:
Trademarks and trade names			399,089

Net identifiable intangible assets			$916,083

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,070	$(290,359)	$279,711
Patents and technology	486,246	(230,111)	256,135
Trademarks and trade names	25,820	(7,102)	18,718
Distributor contracts and relationships	5,054	(3,183)	1,871
Non-compete agreements	6,423	(3,149)	3,274

	$1,093,613	$(533,904)	559,709

Indefinite-lived intangible assets:
Trademarks and trade names			399,284

Net identifiable intangible assets			$958,993

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 5.6 years for customer relationships, 8.7 years for patents and technology, 3.1 years for distributor contracts and relationships, 6.7 years for trademarks and trade names, and 2.4 years for non-compete agreements. Based on our amortizable intangible asset balance as of June 28, 2014, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2014	$46,089
2015	88,732
2016	84,092
2017	72,880
2018	62,701
Thereafter	162,500

$516,994

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 28, 2014	December 31, 2013
Accrued wages and related expenses	$38,073	$33,128
Accrued commissions	14,284	16,489
Accrued rebates	9,344	10,731
Accrued other taxes	3,742	4,734
Accrued professional expenses	3,350	3,372
Income taxes payable	3,787	2,877
Deferred tax liability	445	445
Other accrued liabilities	33,036	37,696

	$106,061	$109,472

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange forward contracts held as of June 28, 2014 expire weekly through November 2014. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	June 28, 2014	December 31, 2013	June 28, 2014	December 31, 2013
Foreign exchange contracts not designated as hedges	84,067	302,730	$6,354	$22,959

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 28, 2014	December 31, 2013
Derivative Assets:
Foreign exchange forward contracts not designated as hedges	Other current assets	$103	$—

Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	—	44

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$77	$(368)	$147	$(777)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The fair value of contingent consideration for the Speetec acquisition equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. The fair value of the expected payment was then calculated using a 9.9% discount rate as the contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. As of June 28, 2014, we reevaluted both the probability of achieving the revenue targets and the discounted present value of the current estimate of the future contingent payments, resulting in no significant change to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

During the year ended December 31, 2013, we remeasured the fair value of the contingent consideration related to our December 2012 acquisition of Exos Corporation. We initially valued the contingent consideration at $8.2 million based on the probability weighted estimate of approximately 95% for the achievement of certain specified milestones and the budgeted 2013 Exos product line revenues. Our remeasurement of the fair value based on the probability of achieving the budgeted Exos revenue and certain specified milestones and the discounted present value of the current estimate of the future contingent payment resulted in a reduction of $2.5 million to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The $5.7 million of contingent consideration was paid to Exos Corporation in April 2014.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Foreign exchange forward contracts not designated as hedges	$—	$103	$—	$103

Liabilities:
Contingent consideration	$—	$—	$1,635	$1,635

As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$44	$—	$44

Contingent consideration	$—	$—	$5,690	$5,690

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 28, 2014 (in thousands):

Six Months Ended
June 28, 2014
Balance, beginning of period	$5,690
Acquisitions	1,627
Payment of contingent consideration	(5,690)
Foreign currency translation	8

Balance, end of period	$1,635

9. DEBT

Debt obligations consists of the following (in thousands):

	June 28, 2014	December 31, 2013
Senior secured credit facilities:
Revolving credit facility	$22,000	$38,000
Term Loan:
$891.2 million New Tranche B term loans, net of unamortized original issuance discount of $6.0 million as of June 28, 2014	885,291	—
$853.4 million tranche B term loans, net of unamortized original issuance discount of $7.1 million as of December 31, 2013	—	846,297
8.75% Second priority senior secured notes, including unamortized original issue premium of $4.9 million and $5.5 million as of June 28, 2014 and December 31, 2013, respectively	334,945	335,490
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Other	152	—

Total debt	2,282,388	2,259,787
Current maturities	(8,912)	(8,620)

Long-term debt	$2,273,476	$2,251,167

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

On April 8, 2014, we entered into an amendment (the “Amendment”) to the senior secured credit facilities that, among other things, (1) provided for the issuance of $851.2 million of refinancing term loans (the “Refinancing Term Loans”) at par, the proceeds of which were used to prepay existing tranche B term loans; (2) provided for the issuance of $40.0 million of incremental term loans (the “Incremental Term Loans”) at par, the proceeds of which were used, among other things, to prepay the loans then-outstanding under the revolving credit facility and fees and expenses associated with the Amendment; (3) combined the Refinancing Term Loans and the Incremental Term Loans into one new tranche ( the “New Tranche B Term Loans”); (4) reduced the interest rate margin applicable to all borrowings (including the revolving borrowing) under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.75x for the duration of the agreement. The remaining unamortized original issue discounts from the previous term loan issuances are being amortized over the term of the New Tranche B Term Loans using the effective interest method.

As of June 28, 2014, the market values of our New Tranche B Term Loans and drawings under our revolving credit facility were $894.6 million and $20.2 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective April 8, 2014, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of June 28, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.23%.

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

Principal Payments. We are required to pay annual payments in equal quarterly installments on the New Tranche B Term Loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with any remaining amount payable in full at maturity in September 2017.

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “credit agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sale or disposition so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the six months ended June 28, 2014.

Subject to certain exceptions, voluntary prepayments of the New Tranche B Term Loans within one year of the effective date of the Amendment are subject to a 1.0% “soft call” premium, while other voluntary prepayments of outstanding loans under the senior secured credit facilities may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement) of 4.75:1 for the trailing twelve months ended June 28, 2014. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of June 28, 2014, our actual senior secured first lien net leverage ratio was 3.26:1, and we were in compliance with all other applicable covenants.

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

As of June 28, 2014, the market value of the 8.75% Notes was $353.1 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of June 28, 2014, the market value of the 9.875% Notes was $475.2 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of June 28, 2014, the market value of the 7.75% Notes was $314.3 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of June 28, 2014, the market value of the 9.75% Notes was $315.0 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for each of the Notes issuances contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 28, 2014, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

During the six months ended June 28, 2014, we recognized a loss on modification and extinguishment of debt of $1.0 million. The loss consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

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

Debt Issuance Costs

As of June 28, 2014 and December 31, 2013, we had $32.8 million and $35.7 million, respectively, of unamortized debt issuance costs, which are included in Other assets in our Unaudited Condensed Consolidated Balance Sheets. For each of the six month periods ended June 28, 2014 and June 29, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities.

For the three and six months ended June 28, 2014, amortization of debt issuance costs was $2.0 million and $3.9 million, respectively. For the three and six months ended June 29, 2013, amortization of debt issuance costs was $1.8 million and $3.6 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

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

For the three and six months ended June 28, 2014, we recorded income tax expense of approximately $6.8 million and $9.4 million on pre-tax losses of $18.5 million and $52.0 million, resulting in negative effective tax rates of 36.6% and 18.0%, respectively. For the three and six months ended June 29, 2013, we recorded income tax expense of $2.2 million and $7.0 million on pre-tax losses of $18.4 million and $45.7 million, resulting in negative effective tax rates of 12.0% and 15.4%, respectively. Our effective tax rates are negative primarily due to valuation allowances provided against U.S. federal and state deferred tax assets. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

We have recorded valuation allowances against a portion of the deferred tax assets related to our 2014 and 2013 U.S. federal and state net operating losses. We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $13.4 million and $26.9 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and six months ended June 28, 2014. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2009.

At June 28, 2014, our gross unrecognized tax benefits were $13.6 million reflecting a decrease of $0.9 million from the unrecognized amount of $14.5 million at December 31, 2013. As of June 28, 2014, we have $2.6 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.7 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of June 28, 2014, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.8 million, which, if recognized, would impact our effective tax rate in future periods.

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

In February 2014, all 2012 and 2013 Performance Options were amended to allow for vesting of the 2012 and 2013 Adjusted EBITDA tranche if the 2014 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA reflected in the 2014 financial plan.

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

Stock-Based Compensation

During the six months ended June 28, 2014, the compensation committee granted 1,049,500 options to employees, of which 769,497 were Performance Options and 280,003 were Time-Based Options. The weighted average grant date fair value of the Time-Based Options granted during the six months ended June 28, 2014 was $6.10.

During the six months ended June 29, 2013, we granted 522,000 options to employees, of which 428,667 were Performance Options and 93,333 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of Time-Based Options and the Director Service Options granted during the six months ended June 29, 2013 were $5.81 and $5.80, respectively.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options and the Director Service Options of stock options granted:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected volatility	33.2%	34.8%	33.2%	34.8-35.1%
Risk-free interest rate	2.2%	0.9%	2.0-2.2%	0.7-0.9%
Expected years until exercise	6.4	6.2	6.4	6.2
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of goods sold	$24	$17	$47	$36
Operating expenses (credits):
Selling, general and administrative	465	668	883	1,198
Research and development	(2)	5	1	19

	$487	$690	$931	$1,253

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2014. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2015, 2016 and 2017, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the 2013 Vested Options and the Director Service Options granted in 2013 or 2014.

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

12. MEMBERSHIP DEFICIT

During the six months ended June 28, 2014, DJO issued 80,110 shares of its common stock upon the net exercise of vested stock options that had been granted to two former members of DJO’s Board of Directors in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The two former directors exercised these Rollover Options for a total of 411,200 shares of DJO’s common stock, from which we withheld 331,090 shares to cover $5.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 80,110 shares.

Additionally, during the six months ended June 28, 2014, DJO issued 1,334 shares of its common stock upon the exercise of stock options. Net proceeds from the share sales were contributed by DJO to us, and are included in Member capital in our Unaudited Condensed Consolidated Balance Sheet as of June 28, 2014.

13. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six month periods presented, we expensed $1.75 and $3.50 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 6 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in three U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have entered into settlements with plaintiffs in approximately 130 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of June 28, 2014, we have accrued $1.0 million for unpaid settlements in 16 cases, all of which will be paid by our product liability carriers.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy.

Cold Therapy Litigation

DJO is named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs alleging that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints allege various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages are alleged in the complaints. These cases have been included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against our competitors. Nine of the plaintiffs included in the cases filed against us have been selected as the first cases to be tried. The first of these “bellwether” cases commenced trial in July 2013. This trial ended with a deadlocked jury, resulting in no verdict and declaration of a mistrial. We are engaged in settlement discussions with plaintiffs with the goal of resolving these cases. The remaining bellwether cases which had been scheduled for trial in 2014 have been taken off-calendar pending settlement discussions. As of June 28, 2014, the range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims.

State Licensing Subpoena

In July 2013 we were served with a subpoena under the Health Insurance Portability and Accountability Act (HIPAA) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have responded to the subpoena and there have been no further developments.

California Qui Tam Actions

On October 11, 2013, we were served with a summons and complaint related to a qui tam action initially filed in U.S. District Court in Los Angeles, California in August 2012. Amended in December 2012 and November 2013, the complaint names us as a defendant along with another company that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We have filed a motion to dismiss the lawsuit and that motion is pending. We believe that this lawsuit is without merit.

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Bracing and Vascular	$128,253	$119,368	$237,759	$227,508
Recovery Sciences	75,911	77,238	144,781	152,759
Surgical Implant	25,080	21,382	49,012	42,865
International	84,623	76,757	165,059	150,690

	$313,867	$294,745	$596,611	$573,822

Gross profit:
Bracing and Vascular	$67,279	$60,979	$124,608	$116,656
Recovery Sciences	57,314	57,952	109,214	114,870
Surgical Implant	18,523	15,384	36,216	31,086
International	46,678	43,049	90,909	84,984
Expenses not allocated to segments and eliminations	(3,394)	(1,581)	(7,551)	(2,375)

	$186,400	$175,783	$353,396	$345,221

Operating income:
Bracing and Vascular	$26,086	$22,886	$45,571	$40,405
Recovery Sciences	21,745	20,216	39,143	38,413
Surgical Implant	2,809	2,506	5,629	4,390
International	15,570	14,674	30,276	30,615
Expenses not allocated to segments and eliminations	(40,689)	(33,859)	(84,896)	(67,607)

	$25,521	$26,423	$35,723	$46,216

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
United States	$229,244	$217,988	$431,552	$423,132
Other Europe, Middle East and Africa	40,134	36,932	78,511	72,261
Germany	23,799	22,298	48,270	45,352
Australia and Asia Pacific	10,943	8,290	20,057	15,445
Canada	6,751	6,726	12,964	13,026
Latin America	2,996	2,511	5,257	4,606

	$313,867	$294,745	$596,611	$573,822

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,457	$560	$19,626	$—	$36,643
Accounts receivable, net	—	143,309	48,954	—	192,263
Inventories, net	—	132,843	43,662	(12,731)	163,774
Deferred tax assets, net	—	27,155	372	—	27,527
Prepaid expenses and other current assets	73	14,558	11,744	—	26,375

Total current assets	16,530	318,425	124,358	(12,731)	446,582
Property and equipment, net	—	106,628	14,393	(225)	120,796
Goodwill	—	1,066,480	122,699	(38,621)	1,150,558
Intangible assets, net	—	897,440	18,643	—	916,083
Investment in subsidiaries	1,297,699	1,686,557	63,427	(3,047,683)	—
Intercompany receivables	882,485	—	—	(882,485)	—
Other non-current assets	32,804	1,972	2,279	—	37,055

Total assets	$2,229,518	$4,077,502	$345,799	$(3,981,745)	$2,671,074

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$55,342	$11,290	$—	$66,632
Current portion of debt obligations	8,912	—	—	—	8,912
Other current liabilities	32,726	70,657	35,414	—	138,797

Total current liabilities	41,638	125,999	46,704	—	214,341
Long-term debt obligations	2,273,324	—	152	—	2,273,476
Deferred tax liabilities, net	—	242,169	7,193	—	249,362
Intercompany payables, net	—	624,093	158,652	(782,745)	—
Other long-term liabilities	—	13,427	2,724	—	16,151

Total liabilities	2,314,962	1,005,688	215,425	(782,745)	2,753,330
Noncontrolling interests	—	—	3,188	—	3,188
Total membership (deficit) equity	(85,444)	3,071,814	127,186	(3,199,000)	(85,444)

Total liabilities and (deficit) equity	$2,229,518	$4,077,502	$345,799	$(3,981,745)	$2,671,074

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$271,593	$81,513	$(39,239)	$313,867
Cost of sales (exclusive of amortization of intangible assets of $8,652)	—	111,420	59,573	(43,526)	127,467

Gross profit	—	160,173	21,940	4,287	186,400
Operating expenses:
Selling, general and administrative	—	100,353	27,423	—	127,776
Research and development	—	8,545	1,058	—	9,603
Amortization of intangible assets	—	22,340	1,160	—	23,500

	—	131,238	29,641	—	160,879

Operating income (loss)	—	28,935	(7,701)	4,287	25,521
Other (expense) income:
Interest expense	(43,467)	—	(174)	—	(43,641)
Interest income	6	42	26	—	74
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other income, net	—	354	258	—	612
Intercompany income (expense), net	—	361	(489)	128	—
Equity in income of subsidiaries, net	19,046	—	—	(19,046)	—

	(25,434)	757	(379)	(18,918)	(43,974)

(Loss) income before income taxes	(25,434)	29,692	(8,080)	(14,631)	(18,453)
Income tax provision	—	(5,952)	(802)	—	(6,754)

Net (loss) income	(25,434)	23,740	(8,882)	(14,631)	(25,207)
Net income attributable to noncontrolling interests	—	—	(227)	—	(227)

Net (loss) income attributable to DJOFL	$(25,434)	$23,740	$(9,109)	$(14,631)	$(25,434)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$509,772	$159,589	$(72,750)	$596,611
Cost of sales (exclusive of amortization of intangible assets of $17,335)	—	211,678	113,566	(82,029)	243,215

Gross profit	—	298,094	46,023	9,279	353,396
Operating expenses:
Selling, general and administrative	—	196,750	54,508	—	251,258
Research and development	—	17,083	2,273	—	19,356
Amortization of intangible assets	—	44,755	2,304	—	47,059

	—	258,588	59,085	—	317,673

Operating income (loss)	—	39,506	(13,062)	9,279	35,723
Other (expense) income:
Interest expense	(87,169)	—	(200)	—	(87,369)
Interest income	10	91	30	—	131
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other income, net	—	147	385	—	532
Intercompany income (expense), net	—	709	(753)	44	—
Equity in income of subsidiaries, net	26,222	—	—	(26,222)	—

	(61,956)	947	(538)	(26,178)	(87,725)

(Loss) income before income taxes	(61,956)	40,453	(13,600)	(16,899)	(52,002)
Income tax provision	—	(7,333)	(2,045)	—	(9,378)

Net (loss) income	(61,956)	33,120	(15,645)	(16,899)	(61,380)
Net income attributable to noncontrolling interests	—	—	(576)	—	(576)

Net (loss) income attributable to DJOFL	$(61,956)	$33,120	$(16,221)	$(16,899)	$(61,956)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(25,434)	$23,740	$(8,882)	$(14,631)	$(25,207)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $345	—	—	(1,602)	—	(1,602)

Other comprehensive loss	—	—	(1,602)	—	(1,602)

Comprehensive (loss) income	(25,434)	23,740	(10,484)	(14,631)	(26,809)

Comprehensive loss attributable to noncontrolling interests	—	—	(199)	—	(199)

Comprehensive (loss) income attributable to DJO Finance LLC	$(25,434)	$23,740	$(10,683)	$(14,631)	$(27,008)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(61,956)	$33,120	$(15,645)	$(16,899)	$(61,380)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $335	—	—	(1,905)	—	(1,905)

Other comprehensive loss	—	—	(1,905)	—	(1,905)

Comprehensive (loss) income	(61,956)	33,120	(17,550)	(16,899)	(63,285)

Comprehensive loss attributable to noncontrolling interests	—	—	(544)	—	(544)

Comprehensive (loss) income attributable to DJO Finance LLC	$(61,956)	$33,120	$(18,094)	$(16,899)	$(63,829)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(61,956)	$33,120	$(15,645)	$(16,899)	$(61,380)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	14,199	3,099	(98)	17,200
Amortization of intangible assets	—	44,755	2,304	—	47,059
Amortization of debt issuance costs and non-cash interest expense	4,219	—	—	—	4,219
Loss on modification and extinguishment of debt	1,019	—	—	—	1,019
Stock-based compensation expense	—	931	—	—	931
(Loss) gain on disposal of assets, net	—	(1,389)	37	—	(1,352)
Deferred income tax expense (benefit)	—	6,813	(20)	(20)	6,773
Provision for doubtful accounts	—	17,602	524	—	18,126
Inventory reserves	—	4,441	242	—	4,683
Equity in income of subsidiaries, net	(26,222)	—	—	26,222	—
Changes in operating assets and liabilities:
Accounts receivable	—	(19,790)	(4,965)	—	(24,755)
Inventories	—	(7,097)	6,485	(8,464)	(9,076)
Prepaid expenses and other assets	87	3,258	(604)	(115)	2,626
Accounts payable and other current liabilities	3,053	9,353	(13)	(437)	11,956

Net cash (used in) provided by operating activities	(79,800)	106,196	(8,556)	189	18,029
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(28,890)	(2,907)	91	(31,706)
Other investing activities, net	—	(711)	(183)	—	(894)

Net cash (provided by) used in investing activities	—	(29,601)	(7,677)	91	(37,187)
Cash Flows from Financing Activities:
Intercompany	55,784	(70,703)	15,201	(282)	—
Proceeds from issuance of debt	942,294	—	—	—	942,294
Repayments of debt	(920,400)	—	(58)	—	(920,458)
Payment of debt issuance costs	(1,812)	—	—	—	(1,812)
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Investment by parent	22	—	—	—	22
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)

Net cash provided by (used in) financing activities	73,887	(76,393)	15,143	(282)	12,355
Effect of exchange rate changes on cash and cash equivalents	—	—	(132)	—	(132)

Net (decrease) increase in cash and cash equivalents	(5,913)	202	(1,222)	(2)	(6,935)
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578

Cash and cash equivalents at end of period	$16,457	$560	$19,626	$—	$36,643

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 29, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(53,178)	$39,307	$(9,206)	$(29,691)	$(52,768)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	12,996	2,486	(133)	15,349
Amortization of intangible assets	—	44,982	2,693	—	47,675
Amortization of debt issuance costs and non-cash interest expense	3,931	—	—	—	3,931
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	1,253	—	—	1,253
Loss on disposal of assets, net	—	135	60	—	195
Deferred income tax expense	—	2,924	157	—	3,081
Provision for doubtful accounts	—	13,274	144	—	13,418
Inventory reserves	—	3,055	(121)	—	2,934
Equity in income of subsidiaries, net	(37,362)	—	—	37,362	—
Changes in operating assets and liabilities:
Accounts receivable	—	(21,954)	(5,825)	—	(27,779)
Inventories	—	10,383	5,622	(6,157)	9,848
Prepaid expenses and other assets	87	1,186	(1,437)	169	5
Accounts payable and other current liabilities	(1,592)	(14,983)	1,113	815	(14,647)

Net cash (used in) provided by operating activities	(87,055)	92,558	(4,314)	2,365	3,554
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(1,317)	—	(1,317)
Purchases of property and equipment	—	(12,100)	(3,107)	(13)	(15,220)
Other investing activities, net	—	(209)	(201)	—	(410)

Net cash used in investing activities	—	(12,309)	(4,625)	(13)	(16,947)
Cash Flows from Financing Activities:
Intercompany	71,010	(82,764)	14,106	(2,352)	—
Proceeds from issuance of debt	496,417	—	—	—	496,417
Repayments of debt	(474,727)	—	—	—	(474,727)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	90,313	(82,764)	14,106	(2,352)	19,303
Effect of exchange rate changes on cash and cash equivalents	—	—	(436)	—	(436)

Net increase (decrease) in cash and cash equivalents	3,258	(2,515)	4,731	—	5,474
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$16,434	$607	$19,650	$6	$36,697

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

	Three Months Ended		Six Months Ended
($ in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Bracing and Vascular:
Net sales	$128,253	$119,368	$237,759	$227,508
Gross profit	67,279	60,979	124,608	116,656
Gross profit margin	52.5%	51.1%	52.4%	51.3%
Operating income	26,086	22,886	45,571	40,405
Operating income as a percent of net segment sales	20.3%	19.2%	19.2%	17.8%
Recovery Sciences:
Net sales	$75,911	$77,238	$144,781	$152,759
Gross profit	57,314	57,952	109,214	114,870
Gross profit margin	75.5%	75.0%	75.4%	75.2%
Operating income	21,745	20,216	39,143	38,413
Operating income as a percent of net segment sales	28.6%	26.2%	27.0%	25.1%
Surgical Implant:
Net sales	$25,080	$21,382	$49,012	$42,865
Gross profit	18,523	15,384	36,216	31,086
Gross profit margin	73.9%	71.9%	73.9%	72.5%
Operating income	2,809	2,506	5,629	4,390
Operating income as a percent of net segment sales	11.2%	11.7%	11.5%	10.2%
International:
Net sales	$84,623	$76,757	$165,059	$150,690
Gross profit	46,678	43,049	90,909	84,984
Gross profit margin	55.2%	56.1%	55.1%	56.4%
Operating income	15,570	14,674	30,276	30,615
Operating income as a percent of net segment sales	18.4%	19.1%	18.3%	20.3%

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

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2014		June 29, 2013		June 28, 2014		June 29, 2013
Net sales	$313,867	100.0%	$294,745	100.0%	$596,611	100.0%	$573,822	100.0%
Cost of sales (exclusive of amortization of intangible assets (1))	127,467	40.6	118,962	40.4	243,215	40.8	228,601	39.8

Gross profit	186,400	59.4	175,783	59.6	353,396	59.2	345,221	60.2
Operating expenses:
Selling, general and administrative	127,776	40.7	117,774	40.0	251,258	42.1	235,609	41.1
Research and development	9,603	3.1	7,742	2.6	19,356	3.2	15,721	2.7
Amortization of intangible assets	23,500	7.5	23,844	8.1	47,059	7.9	47,675	8.3

	160,879	51.3	149,360	50.7	317,673	53.2	299,005	52.1

Operating income	25,521	8.1	26,423	8.9	35,723	6.0	46,216	8.1
Other income (expense):
Interest expense	(43,641)	(13.9)	(44,125)	(15.0)	(87,369)	(14.6)	(89,570)	(15.6)
Interest income	74	0.0	52	0.0	131	0.0	88	0.0
Loss on modification of debt	(1,019)	(0.3)	—	—	(1,019)	(0.2)	(1,059)	(0.2)
Other income (expense), net	612	0.2	(788)	(0.2)	532	0.1	(1,405)	(0.3)

	(43,974)	(14.0)	(44,861)	(15.2)	(87,725)	(14.7)	(91,946)	(16.1)

Loss before income taxes	(18,453)	(5.9)	(18,438)	(6.3)	(52,002)	(8.7)	(45,730)	(8.0)
Income tax provision	(6,754)	(2.1)	(2,204)	(0.7)	(9,378)	(1.6)	(7,038)	(1.2)

Net loss	(25,207)	(8.0)	(20,642)	(7.0)	(61,380)	(10.3)	(52,768)	(9.2)
Net income attributable to noncontrolling interests	(227)	(0.1)	(172)	(0.1)	(576)	(0.1)	(410)	(0.1)

Net loss attributable to DJO Finance LLC	$(25,434)	(8.1)%	$(20,814)	(7.1)%	$(61,956)	(10.4)	$(53,178)	(9.3)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,652 and $17,335 for the three and six months ended June 28, 2014, respectively, and $8,771 and $17,559 for three and six months ended June 29, 2013.

Three Months Ended June 28, 2014 (second quarter 2014) compared to Three Months Ended June 29, 2013 (second quarter 2013)

Net Sales. Our net sales for second quarter 2014 were $313.9 million, compared to net sales of $294.7 million for second quarter 2013, representing a 6.5% increase year over year. In constant currency, net sales increased by $16.6 million, or 5.8%, to $311.4 million for second quarter 2014 from $294.7 for second quarter 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Second Quarter 2014	% of Net Sales	Second Quarter 2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$128,253	40.8%	$119,368	40.5%	$8,885	7.4%
Recovery Sciences	75,911	24.2	77,238	26.2	(1,327)	(1.7)
Surgical Implant	25,080	8.0	21,382	7.3	3,698	17.3
International	84,623	27.0	76,757	26.0	7,866	10.2

	$313,867	100.0%	$294,745	100.0%	$19,122	6.5%

Net sales in our Bracing and Vascular segment were $128.3 million for second quarter 2014, increasing 7.4% from net sales of $119.4 million for second quarter 2013. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $75.9 million for second quarter 2014, decreasing 1.7% from net sales of $77.2 million for second quarter 2013. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit.

Net sales in our Surgical Implant segment were $25.1 million for second quarter 2014, increasing 17.3% from net sales of $21.4 million for second quarter 2013. The increase was driven by strong sales of our shoulder products as well as sales of new products and strong sales execution.

Net sales in our International segment were $84.6 million for second quarter 2014, increasing 10.2% from net sales of $76.8 million for second quarter 2013. In constant currency, excluding a favorable impact of $2.5 million related to changes in foreign exchange rates in effect in second quarter 2014 compared to the rates in effect in second quarter 2013, net sales for second quarter 2014 for the International segment increased 7.5% compared to net sales for second quarter 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.4% for second quarter 2014, compared to 59.6% for second quarter 2013. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.5% for second quarter 2014, compared to 51.1% for second quarter 2013. The increase was primarily due to a higher margin mix of products sold and lower costs related to procurement and manufacturing efficiencies.

Gross profit in our Recovery Sciences segment as a percentage of net sales increased to 75.5% for second quarter 2014, compared to 75.0% for second quarter 2013. The increase was primarily due to a higher margin mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 73.9% for second quarter 2014, compared to 71.9% for second quarter 2013. The increase was primarily due to a higher margin mix of products sold.

Gross profit in our International segment as a percentage of net sales decreased to 55.2% for second quarter 2014, compared to 56.1% for second quarter 2013. The decrease was primarily due to a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses increased to $127.8 million for second quarter 2014, from $117.8 million in second quarter 2013. As a percentage of sales, SG&A expenses increased to 40.7% for second quarter 2014, compared to 40.0% for second quarter 2013, reflecting investments in sales and marketing activities.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Second Quarter 2014	Second Quarter 2013
Integration charges:
Commercial and global business unit reorganization and integration	$2,545	$1,248
Acquisition related (credits) expenses and integration	(121)	218
CFO transition	121	—
Litigation and regulatory costs and settlements, net	1,607	2,203
Other non-recurring items	266	72
Automation projects	2,023	740

	$6,441	$4,481

Research and Development (R&D). R&D expenses increased to $9.6 million for second quarter 2014, from $7.7 million in second quarter 2013. As a percentage of sales, R&D expense increased to 3.1% in second quarter 2014 from 2.6% in second quarter 2013, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $23.5 million for second quarter 2014, from $23.8 million for second quarter 2013. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense. Our interest expense decreased to $43.6 million for second quarter 2014, from $44.1 million for second quarter 2013. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for second quarter 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.6 million for second quarter 2014, from expense of $0.8 million for second quarter 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We recorded an income tax expense of $6.8 million on a pre-tax loss of $18.5 million, resulting in a negative effective tax rate of 36.6% in second quarter 2014. For second quarter 2013, we recorded income tax expense of $2.2 million on pre-tax losses of $18.4 million, resulting in a negative effective tax rate of 12.0%. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Six Months Ended June 28, 2014 (first half 2014) compared to Six Months Ended June 29, 2013 (first half 2013)

Net Sales. Our net sales for first half 2014 were $596.6 million, compared to net sales of $573.8 million for first half 2013, representing a 4.0% increase year over year. In constant currency, net sales increased by $18.1 million, or 3.4%, to $591.9 million for first half 2014 from $573.8 for first half 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Half 2014	% of Net Sales	First Half 2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$237,759	39.8%	$227,508	39.6%	10,251	4.5%
Recovery Sciences	144,781	24.3	152,759	26.6	(7,978)	(5.2)
Surgical Implant	49,012	8.2	42,865	7.5	6,147	14.3
International	165,059	27.7	150,690	26.3	14,369	9.5

	$596,611	100.0%	$573,822	100.0%	$22,789	4.0%

Net sales in our Bracing and Vascular segment were $237.8 million for first half 2014, increasing 4.5% from net sales of $227.5 million for first half 2013. Growth in net sales in this segment is being driven by sales of new products as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $144.8 million for first half 2014, decreasing 5.2% from net sales of $152.8 million for first half 2013. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit.

Net sales in our Surgical Implant segment were $49.0 million for first half 2014, increasing 14.3% from net sales of $42.9 million for first half 2013. The increase was driven by strong sales of our shoulder products as well as sales of new products and strong sales execution.

Net sales in our International segment were $165.1 million for first half 2014, increasing 9.5% from net sales of $150.7 million for first half 2013. In constant currency, excluding a favorable impact of $4.7 million related to changes in foreign exchange rates in effect in first half 2014 compared to the rates in effect in first half 2013, net sales for first half 2014 for the International segment increased 7.5% compared to net sales for first half 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.2% for first half 2014, compared to 60.2% for first half 2013. The decrease was primarily due to a lower margin mix of products sold.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.4% for first half 2014, compared to 51.3% for first half 2013. The increase was primarily due to a higher margin mix of products sold and lower costs related to procurement and manufacturing efficiencies.

Gross profit in our Recovery Sciences segment as a percentage of net sales remained consistent at 75.4% for first half 2014, compared to 75.2% for first half 2013.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 73.9% for first half 2014, compared to 72.5% for first half 2013. The increase was primarily due to a higher margin mix of products sold.

Gross profit in our International segment as a percentage of net sales decreased to 55.1% for first half 2014, compared to 56.4% for first half 2013. The decrease was primarily due to a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses increased to $251.3 million for first half 2014, from $235.6 million in first half 2013. As a percentage of sales, SG&A expenses increased to 42.1% for first half 2014, compared to 41.1% for first half 2013, reflecting investments in sales and marketing activities.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Half 2014	First Half 2013
Integration charges:
Commercial and global business unit reorganization and integration	$5,949	$2,033
Acquisition related expenses and integration	296	569
CFO transition	228	—
Litigation and regulatory costs and settlements, net	2,660	3,941
Other non-recurring items	3,508	1,196
Automation projects	3,732	1,621

	$16,373	$9,360

Research and Development (R&D). R&D expenses increased to $19.4 million for first half 2014, from $15.7 million in first half 2013. As a percentage of sales, R&D expense increased to 3.2% in first half 2014 from 2.7% in first half 2013, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $47.1 million for first half 2014, from $47.7 million for first half 2013. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense. Our interest expense decreased to $87.4 million for first half 2014, from $89.6 million for first half 2013. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for first half 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. Loss on modification and extinguishment of debt for first half 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.

Other Income (Expense), Net. Other income (expense), net increased to income of $0.5 million for first half 2014, from expense of $1.4 million for first half 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We recorded an income tax expense of $9.4 million on a pre-tax loss of $52.0 million, resulting in a negative effective tax rate of 18.0% in first half 2014. For first half 2013, we recorded income tax expense of $7.0 million on pre-tax losses of $45.7 million, resulting in a negative effective tax rate of 15.4%. Given the relationship between fixed dollar tax items and pre-tax financial results, the projected annual effective tax rate can change materially based on small variations of income.

Liquidity and Capital Resources

As of June 28, 2014, our primary sources of liquidity consisted of cash and cash equivalents totaling $36.6 million and our $100.0 million revolving credit facility, of which $77.5 million was available. Our revolving credit balance was $22.0 million as of June 28, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at June 28, 2014 was $232.2 million.

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

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	First Half 2014	First Half 2013
Cash provided by operating activities	$18,029	$3,554
Cash used in investing activities	(37,187)	(16,947)
Cash provided by financing activities	12,355	19,303
Effect of exchange rate changes on cash and cash equivalents	(132)	(436)

Net (decrease) increase in cash and cash equivalents	$(6,935)	$5,474

Operating activities provided $18.0 million and $3.6 million of cash in first half 2014 and first half 2013, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $79.8 million and $87.2 million, respectively.

Investing activities used $37.2 million and $16.9 million of cash in first half 2014 and first half 2013, respectively. Cash used in investing activities for first half 2014 primarily consisted of $31.7 million for purchases of property and equipment and $4.6 million related to the acquisition of Speetec. Cash used in investing activities for first half 2013 primarily consisted of $15.2 million for purchases of property and equipment and $1.3 million related to the acquisition of assets from our vascular distributor in Australia.

Financing activities provided $12.4 million of cash for first half 2014 and $19.3 million of cash for first half 2013. Cash used in financing activities in first half 2014 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos. Cash provided in financing activities in first half 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility.

For the remainder of 2014, we expect to spend cash of approximately $102.2 million for the following:

•	$19.8 million for scheduled principal and estimated interest payments on our senior secured credit facilities;

•	$62.4 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes; and

•	$20.0 million for capital expenditures

Indebtedness

As of June 28, 2014, we had $2,283.4 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $1.0 million. The principal amount and carrying value of our debt was as follows for June 28, 2014 and December 31, 2013:

	June 28, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$22,000	$22,000	$38,000	$38,000
Term loans	891,245	885,291	853,400	846,297

	913,245	907,291	891,400	884,297
Note financing:
8.75% second priority senior secured notes	330,000	334,945	330,000	335,490
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,374,945	1,370,000	1,375,490

Other debt:	152	152	—	—

Total indebtedness	$2,283,397	$2,282,388	$2,261,400	$2,259,787

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at June 28, 2014 consist of $891.2 million of term loans which mature on September 15, 2017. Of the $100.0 million total revolving credit facility which matures on March 15, 2017, $77.5 million was available. Our revolving credit balance was $22.0 million at June 28, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of June 28, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.23%.

We are required to pay annual payments in equal quarterly installments on the term loans in an amount equal to 1.00% of the funded total principal amount through June 2017, with any remaining amount payable in full at maturity in September 2017.

Note Financing. Our outstanding notes mature at various dates in 2017 and 2018. Assuming we are in compliance with the terms of the indentures governing the notes, we are not required to repay principal related to any of the notes prior to the final maturity dates of the notes. We pay interest semi-annually on the notes.

See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.75:1 for the trailing twelve months ended June 28, 2014. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of June 28, 2014, our actual senior secured first lien leverage ratio was within the required ratio at 3.26:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 28, 2014, measured on that date, was 1.60:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.75:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

The following is a summary of our covenant requirements and pro forma ratios as of June 28, 2014:

	Covenant Requirement (Maximum)	Actual Ratio
Senior Secured Credit Facilities
Ratio of consolidated senior secured first lien debt to Adjusted EBITDA	4.75:1	3.26:1

	Covenant Requirement (Minimum)	Actual Ratio
Notes
Ratio of Adjusted EBITDA to fixed charges required to incur additional debt pursuant to ratio provision, pro forma	2.00:1	1.60:1

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended June 28, 2014 and June 29, 2013 and the twelve months ended June 28, 2014. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Six Months Ended		Twelve Months Ended June 28, 2014
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss attributable to DJO Finance LLC	$(25,434)	$(20,814)	$(61,956)	$(53,178)	$(212,230)
Interest expense, net	43,568	44,073	87,239	89,482	175,299
Income tax provision	6,754	2,204	9,378	7,038	15,456
Depreciation and amortization	32,241	31,454	64,259	63,025	129,900
Non-cash charges (a)	(388)	1,105	(240)	2,075	104,871
Non-recurring and integration charges (b)	10,988	5,891	26,406	11,569	45,437
Other adjustment items (c)	2,462	2,777	4,711	6,507	8,705

Adjusted EBITDA	$70,191	$66,690	$129,797	$126,518	$267,438

(a)	Non-cash items are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 28, 2014
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock compensation expense	$487	$690	$931	$1,254	$1,833
Impairment of goodwill and intangible assets	—	—	—	—	106,600
Gain on disposal of fixed assets and assets held for sale, net	(900)	(13)	(1,403)	(2)	(1,403)
Purchase accounting adjustments	25	428	232	823	(2,159)

Total non-cash charges	$(388)	$1,105	$(240)	$2,075	$104,871

(1)	Purchase accounting adjustments for the twelve months ended June 28, 2014 consist of $0.3 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 28, 2014
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Integration charges:
Commercial and global business unit reorganization and integration	$3,551	$1,490	$7,826	$2,739	$12,164
Acquisition related (credits) expenses and integration (1)	(121)	682	299	1,238	924
CFO transition	121	—	228	—	1,901
Litigation and regulatory costs and settlements, net (2)	1,606	2,722	2,671	4,460	2,117
Other non-recurring items (3)	3,808	257	11,650	1,511	20,670
Automation projects	2,023	740	3,732	1,621	7,661

Total non-recurring and integration charges	$10,988	$5,891	$26,406	$11,569	$45,437

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended June 28, 2014, litigation and regulatory costs consisted of $1.1 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.9 million related to other litigation and regulatory costs and settlements, net of $2.0 million received related to an indemnity claim from a third party pain pump manufacturer and a settlement with its insurance carrier, and a $0.9 million favorable cost estimate adjustment for the post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products.
(3)	For the twelve months ended June 28, 2014, other non-recurring items consist of $8.0 million in incremental Empi bad debt expense related to the Medicare CLBP decision, $9.6 million in specifically identified non-recurring operational and regulatory projects, $1.4 million in expenses related to our Tunisia factory fire and $1.7 million in other non-recurring travel & professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 28, 2014
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Blackstone monitoring fees	$1,750	$1,750	$3,500	$3,500	$7,000
Non-controlling interests	226	172	575	410	1,055
Loss on modification and extinguishment of debt (1)	1,019	—	1,019	1,059	1,019
Other (2)	(533)	855	(383)	1,538	(369)

Total other adjustment items	$2,462	$2,777	$4,711	$6,507	$8,705

(1)	Loss on modification and extinguishment of debt for the twelve months ending June 28, 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. Loss on modification and extinguishment of debt for the six months ending June 29, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

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

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of June 28, 2014, we have $1,370.0 million of aggregate fixed rate notes and $913.2 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the six months ended June 28, 2014 by $0.8 million. Our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.15% as of June 28, 2014. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the six months ended June 28, 2014 would have increased the rate applicable to our variable debt by only 0.15%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and six months ended June 28, 2014, sales denominated in foreign currencies accounted for 24.0% and 25.1% of our consolidated net sales, respectively, of which 17.1% and 18.0%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the six months ended June 28, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). These foreign exchange forward contracts expire weekly throughout fiscal year 2014.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 28, 2014.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. During the quarter ended June 28, 2014, one such portfolio company included information in its periodic report filed with the SEC regarding activities that require disclosure under the ITRSHR. This disclosure is reproduced in Exhibit 99.1 of this report and is incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Third-Party Reimbursement Developments

On July 15, 2014, the Centers for Medicare & Medicaid Services (CMS) announced that it will be expanding the products covered in the Round 2 DMEPOS competitive bidding recompete to include TENS as a separate product category (TENS is currently included in the Round 1 Recompete as part of a broader General Home Equipment and Related Supplies and Accessories category). Only those suppliers selected through the competitive bidding process will be eligible to have their TENS products reimbursed by Medicare within the 117 Round 2 recompete competitive bidding areas (CBAs), effective July 1, 2016. The bidding process is not yet underway.

On July 11, 2014, CMS published a proposed rule that would revise the specialized training that is needed to provide custom fitting services for Medicare-covered orthotics if providers are not certified orthotists. Specifically, CMS would define an individual with specialized training to include a physician, a treating practitioner (e.g., physician assistant, nurse practitioner, or clinical nurse specialist), an occupational therapist,, or a physical therapist. Clinical providers such as assistants, fitters, and manufacturer representatives would not be considered to have specialized training for the purposes of providing custom fitting; therefore, orthotics adjusted by such individuals would be considered off-the-shelf orthotics. CMS is authorized to subject off-the-shelf, but not custom-fitted, orthotics to competitive bidding, although such a competition has not yet been announced.

As part of the July 11, 2014 rule, CMS also is proposing to establish a methodology for adjusting Medicare DMEPOS fee schedule payment amounts in non-CBAs using information from the Medicare DMEPOS Competitive Bidding Program (which, if implemented, would reduce TENS reimbursement outside of CBAs). CMS estimates the proposal would cut overall Medicare DMEPOS reimbursement by more than $7 billion in FYs 2016 through 2020.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1	Amendment No. 4 dated as of April 8, 2014 to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a Reable Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/Reable Therapeutics Holdings, LLC), Credit Suisse AG (f/k/a Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 28, 2014 and June 29, 2013, (iv) the Unaudited Consolidated Statement of Deficit as of June 28, 2014 and December 31, 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: July 25, 2014	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: July 25, 2014	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer