Form 10-Q
period 2014-09-27
DJO Finance LLC
filed 2014-11-12
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of November 12, 2014, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 27, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$40,857	$43,578
Accounts receivable, net	185,820	185,088
Inventories, net	171,000	154,983
Deferred tax assets, net	27,470	27,527
Prepaid expenses and other current assets	37,283	27,951

Total current assets	462,430	439,127
Property and equipment, net	119,275	107,829
Goodwill	1,145,213	1,149,331
Intangible assets, net	891,661	958,993
Other assets	34,841	39,499

Total assets	$2,653,420	$2,694,779

Liabilities and Deficit
Current liabilities:
Accounts payable	$61,814	$56,374
Accrued interest	49,501	29,682
Current portion of debt obligations	8,912	8,620
Other current liabilities	120,762	109,472

Total current liabilities	240,989	204,148
Long-term debt obligations	2,259,357	2,251,167
Deferred tax liabilities, net	246,513	242,028
Other long-term liabilities	15,627	16,718

Total liabilities	2,762,486	2,714,061

Commitments and contingencies

Deficit:
DJO Finance LLC membership deficit:
Member capital	839,508	838,769
Accumulated deficit	(945,040)	(861,878)
Accumulated other comprehensive (loss) income	(6,583)	1,183

Total membership deficit	(112,115)	(21,926)
Noncontrolling interests	3,049	2,644

Total deficit	(109,066)	(19,282)

Total liabilities and deficit	$2,653,420	$2,694,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$305,501	$288,049	$902,112	$861,871
Cost of sales (exclusive of amortization of intangible assets of $8,645 and $25,980 for the three and nine months ended September 27, 2014 and $8,809 and $26,368 for the three and nine months ended September 28, 2013, respectively)	122,696	118,160	365,911	346,761

Gross profit	182,805	169,889	536,201	515,110

Operating expenses:
Selling, general and administrative	123,552	112,566	374,810	348,175
Research and development	9,159	8,028	28,515	23,749
Amortization of intangible assets	23,233	23,920	70,292	71,595

	155,944	144,514	473,617	443,519

Operating income	26,861	25,375	62,584	71,591

Other (expense) income:
Interest expense	(43,301)	(43,842)	(130,670)	(133,412)
Interest income	21	29	152	117
Loss on modification and extinguishment of debt	—	—	(1,019)	(1,059)
Other income (expense), net	(3,464)	870	(2,932)	(535)

	(46,744)	(42,943)	(134,469)	(134,889)

Loss before income taxes	(19,883)	(17,568)	(71,885)	(63,298)
Income tax provision	(1,250)	(807)	(10,628)	(7,845)

Net loss	(21,133)	(18,375)	(82,513)	(71,143)
Net income attributable to noncontrolling interests	(73)	(113)	(649)	(523)

Net loss attributable to DJO Finance LLC	$(21,206)	$(18,488)	$(83,162)	$(71,666)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss	$(21,133)	$(18,375)	$(82,513)	$(71,143)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $2,449 and $2,784 for the three and nine months ended September 27, 2014 and $(1,407) and $(538) for the three and nine months ended September 28, 2013, respectively	(6,105)	2,739	(8,010)	(71)

Other comprehensive (loss) income	(6,105)	2,739	(8,010)	(71)

Comprehensive loss	(27,238)	(15,636)	(90,523)	(71,214)
Comprehensive income (loss) attributable to noncontrolling interests	139	(212)	(405)	(588)

Comprehensive loss attributable to DJO Finance LLC	$(27,099)	$(15,848)	$(90,928)	$(71,802)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total membership deficit	Noncontrolling interests	Total deficit
Balance at December 31, 2013	$838,769	$(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(83,162)	—	(83,162)	649	(82,513)
Other comprehensive loss, net of taxes	—	—	(7,766)	(7,766)	(244)	(8,010)
Stock-based compensation	1,274	—	—	1,274	—	1,274
Exercise of stock options	(535)	—	—	(535)	—	(535)

Balance at September 27, 2014	$839,508	$(945,040)	$(6,583)	$(112,115)	$3,049	$(109,066)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(82,513)	$(71,143)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26,335	24,128
Amortization of intangible assets	70,292	71,595
Amortization of debt issuance costs and non-cash interest expense	6,438	5,955
Stock-based compensation expense	1,274	1,544
Loss on modification and extinguishment of debt	1,019	1,059
(Gain) loss on disposal of assets, net	(1,211)	876
Deferred income tax expense	6,628	2,766
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,832)	(14,316)
Inventories	(13,873)	4,895
Prepaid expenses and other assets	(8,758)	(7,296)
Accrued interest	19,820	18,263
Accounts payable and other current liabilities	24,466	877

Net cash provided by operating activities	47,085	39,203

Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	(4,587)	(1,953)
Purchases of property and equipment	(41,495)	(24,043)
Other investing activities, net	(987)	(1,433)

Net cash used in investing activities	(47,069)	(27,429)

Cash flows from financing activities:
Proceeds from issuance of debt	952,294	496,417
Repayments of debt	(944,720)	(503,727)
Payment of debt issuance costs	(1,812)	(2,387)
Payment of contingent consideration	(5,690)	—
Investment by parent	22	—
Cash paid in connection with the cancellation of vested options	(2,001)	—

Net cash used in financing activities	(1,907)	(9,697)
Effect of exchange rate changes on cash and cash equivalents	(830)	226

Net (decrease) increase in cash and cash equivalents	(2,721)	2,303
Cash and cash equivalents at the beginning of the period	43,578	31,223

Cash and cash equivalents at the end of the period	$40,857	33,526

Supplemental disclosures of cash flow information:
Cash paid for interest	$104,011	$108,984
Cash paid for taxes, net	$5,418	$6,277

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs were recorded for the year ended December 31, 2013. Additionally, we have recorded $1.3 million in revenue from business interruption insurance proceeds for the year ended December 31, 2013. Final claims were settled against the insurance policies in September 2014. As a result, estimated losses were adjusted to $3.3 million, and an additional $2.3 million in revenue from business interruption insurance proceeds was recorded for the nine months ended September 27, 2014. The activity in the corresponding insurance receivable was follows (in thousands):

Nine Months Ended September 27, 2014
Balance, beginning of period	$6,261
Change in estimated losses	(1,617)
Business interruption	2,274
Claim payments	(6,918)

Balance, end of period	$—

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

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete annual financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2013.

Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. This update is consistent with our current financial statement presentation and therefore we do not believe the adoption of this standard will have an impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued an accounting standards update related accounting for share-based payments. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In August 2014, the FASB issued an accounting standards update related to going concern disclosures. The standard requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

2. ACQUISITION

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (“Speetec”). Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products in Germany. The purchase price consisted of a cash payment at closing of $5.0 million, a holdback of $1.3 million for potential indemnity claims and $1.6 million for the fair value of contingent consideration. The fair value of contingent consideration equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. As of September 27, 2014, we reevaluated both the probability of achieving the Speetec revenue targets and the discounted present value of the current estimate of the future contingent payments, resulting in no significant change to the net fair value of the contingent consideration.

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

The purchase price allocation included $2.9 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges. The purchase price allocation also included $0.6 million assigned to intangible assets related to a non-compete agreement with the sellers. The value of the non-compete agreement was based on the estimated present value of the cash flows associated with having the agreement in place, less the present value of the cash flows assuming the non-compete agreement was not in place. Additionally, the purchase price allocation included $0.3 million assigned to intangible assets related to trademarks and trade names. The value of the trademarks and trade names was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trademarks and trade names acquired.

Goodwill represents the excess of the purchase price over fair value of tangible and identifiable intangible assets acquired. All goodwill associated with the Speetec acquisition is allocated to our International reporting segment. Among the factors which resulted in goodwill for the Speetec acquisition was the opportunity to expand our direct presence in the German market with our surgical products.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance, beginning of period	$32,957	$25,211
Provision for doubtful accounts	30,299	20,207
Write-offs, net of recoveries	(20,814)	(17,863)

Balance, end of period	$42,442	$27,555

Our allowance for sales returns balance was $3.7 million and $4.0 million as of September 27, 2014 and September 28, 2013, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 27, 2014	December 31, 2013
Components and raw materials	$59,367	$59,825
Work in process	6,863	7,373
Finished goods	94,569	83,502
Inventory held on consignment	34,916	27,969

	195,715	178,669
Inventory reserves	(24,715)	(23,686)

	$171,000	$154,983

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance, beginning of period	$23,686	$17,313
Provision charged to cost of sales	6,230	7,532
Write-offs, net of recoveries	(5,201)	(2,778)

Balance, end of period	$24,715	$22,067

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 27, 2014 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$495,999	$47,406	$348,774	$1,375,437
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	483,258	317,299	—	348,774	1,149,331
Acquisitions (see Note 2)	—	—	—	2,383	2,383
Foreign currency translation	—	—	—	(6,501)	(6,501)
Balance, end of period
Goodwill	483,258	495,999	47,406	344,656	1,371,319
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	$483,258	$317,299	$—	$344,656	$1,145,213

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

September 27, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,867	$(329,366)	$241,501
Patents and technology	486,600	(255,877)	230,723
Trademarks and trade names	26,032	(9,221)	16,811
Distributor contracts and relationships	4,827	(3,319)	1,508
Non-compete agreements	6,926	(4,382)	2,544

	$1,095,252	$(602,165)	493,087

Indefinite-lived intangible assets:
Trademarks and trade names			398,574

Net identifiable intangible assets			$891,661

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,070	$(290,359)	$279,711
Patents and technology	486,246	(230,111)	256,135
Trademarks and trade names	25,820	(7,102)	18,718
Distributor contracts and relationships	5,054	(3,183)	1,871
Non-compete agreements	6,423	(3,149)	3,274

	$1,093,613	$(533,904)	559,709

Indefinite-lived intangible assets:
Trademarks and trade names			399,284

Net identifiable intangible assets			$958,993

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 5.3 years for customer relationships, 8.5 years for patents and technology, 2.9 years for distributor contracts and relationships, 6.4 years for trademarks and trade names, and 2.3 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 27, 2014, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2014	$22,789
2015	88,542
2016	83,965
2017	72,778
2018	62,611
Thereafter	162,402

$493,087

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 27 2014	December 31, 2013
Accrued wages and related expenses	$36,318	$33,128
Accrued commissions	15,039	16,489
Accrued rebates	10,493	10,731
Accrued other taxes	4,999	4,734
Accrued professional expenses	4,224	3,372
Income taxes payable	2,172	2,877
Deferred tax liability	445	445
Other accrued liabilities	47,072	37,696

	$120,762	$109,472

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange forward contracts held as of September 27, 2014 expire weekly through November 2014. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	September 27, 2014	December 31, 2013	September 27, 2014	December 31, 2013
Foreign exchange contracts not designated as hedges	19,600	302,730	$1,481	$22,959

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 27, 2014	December 31, 2013
Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$25	$44

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$(128)	$(233)	$19	$(1,010)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The fair value of contingent consideration for the Speetec acquisition equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation is based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. The fair value of the expected payment was then calculated using a 9.9% discount rate as the contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. As of September 27, 2014, we reevaluted both the probability of achieving the revenue targets and the discounted present value of the current estimate of the future contingent payments, resulting in no significant change to the net fair value of the contingent consideration. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$25	$—	$25

Contingent consideration	$—	$—	$1,527	$1,527

As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$44	$—	$44

Contingent consideration	$—	$—	$5,690	$5,690

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 27, 2014 (in thousands):

Nine Months Ended
September 27, 2014
Balance, beginning of period	$5,690
Acquisitions	1,627
Payment of contingent consideration	(5,690)
Foreign currency translation	(100)

Balance, end of period	$1,527

9. DEBT

Debt obligations consists of the following (in thousands):

	September 27, 2014	December 31, 2013
Senior secured credit facilities:
Revolving credit facility	$10,000	$38,000
Term Loan:
$889.0 million New Tranche B term loans, net of unamortized original issuance discount of $5.5 million as of September 27, 2014	883,496	—
$853.4 million Tranche B term loans, net of unamortized original issuance discount of $7.1 million as of December 31, 2013	—	846,297
8.75% Second priority senior secured notes, including unamortized original issue premium of $4.7 million and $5.5 million as of September 27, 2014 and December 31, 2013, respectively	334,664	335,490
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Other	109	—

Total debt	2,268,269	2,259,787
Current maturities	(8,912)	(8,620)

Long-term debt	$2,259,357	$2,251,167

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

On December 19, 2012, we entered into an incremental amendment to our senior secured credit facilities which provided for the issuance of an additional $25.0 million of new term loans on December 28, 2012 that will mature on September 15, 2017 (such term loans, the “December 28 new term loans”; and, together with the March 20 new term loans and the March 30 new term loans, the “new term loans”). The net proceeds from the issuance were used to partially fund the acquisition of Exos Corporation.

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

As of September 27, 2014, the market values of our New Tranche B Term Loans and drawings under our revolving credit facility were $886.8 million and $9.2 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective April 8, 2014, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of September 27, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.24%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “Credit Agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sale or disposition so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the nine months ended September 27, 2014.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the Credit Agreement) of 4.75:1 for the trailing twelve months ended September 27, 2014. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of September 27, 2014, our actual senior secured first lien net leverage ratio was 3.11:1, and we were in compliance with all other applicable covenants.

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

As of September 27, 2014, the market value of the 8.75% Notes was $345.7 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 27, 2014, the market value of the 9.875% Notes was $462.0 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 27, 2014, the market value of the 7.75% Notes was $304.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 7.75% Notes (the 7.75% Indenture), prior to April 15, 2014, we have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. As of April 15, 2014, we are able to redeem some or all of the 7.75% Notes at a redemption price of 105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively.

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

As of September 27, 2014, the market value of the 9.75% Notes was $303.8 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 9.75% Notes (the 9.75% Indenture), prior to October 15, 2013, we have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. As of October 15, 2014, we are able to redeem some or all of the 9.75% Notes at a redemption price 104.875% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.438% and 100% of the then outstanding principal balance at October 15, 2015 and 2016, respectively.

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

Covenants

The 8.75% Indenture, the 9.75% Indenture, the 9.875% Indenture and the 7.75% Indenture (collectively, the Indentures) each contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 27, 2014, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those covenants. A breach of any of these covenants in the future could result in a default under the Credit Agreement or the Indentures, at which time the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Loss on Modification and Extinguishment of Debt

During the nine months ended September 27, 2014, we recognized a loss on modification and extinguishment of debt of $1.0 million. The loss consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

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

Debt Issuance Costs

As of September 27, 2014 and December 31, 2013, we had $30.7 million and $35.7 million, respectively, of unamortized debt issuance costs, which are included in Other assets in our Unaudited Condensed Consolidated Balance Sheets. For each of the nine month periods ended September 27, 2014 and September 28, 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities.

For the three and nine months ended September 27, 2014, amortization of debt issuance costs was $2.1 million and $6.0 million, respectively. For the three and nine months ended September 28, 2013, amortization of debt issuance costs was $1.8 million and $5.4 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

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

For the three and nine months ended September 27, 2014, we recorded income tax expense of approximately $1.3 million and $10.6 million on pre-tax losses of $19.9 million and $71.9 million, resulting in negative effective tax rates of 6.3% and 14.8%, respectively. For the three and nine months ended September 28, 2013, we recorded income tax expense of $0.8 million and $7.8 million on pre-tax losses of $17.6 million and $63.3 million, resulting in negative effective tax rates of 4.6% and 12.4%, respectively. Our effective tax rates are negative primarily due to valuation allowances provided against our 2014 and 2013 U.S. federal and state net operating losses.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $9.4 million and $36.3 million, respectively, on the deferred tax assets related to the net operating loss carryforwards generated in the three and nine months ended September 27, 2014. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2010.

At September 27, 2014, our gross unrecognized tax benefits were $13.2 million reflecting a decrease of $1.3 million from the unrecognized amount of $14.5 million at December 31, 2013. As of September 27, 2014, we have $2.6 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 27, 2014, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.7 million, which, if recognized, would impact our effective tax rate in future periods.

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

In December 2013, options were granted to employees following the net exercise of their Rollover Options (as defined below) which were scheduled to expire in December 2013. These new options were fully vested on the date of grant and have a term of ten years (“2013 Vested Options”).

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

Stock-Based Compensation

During the nine months ended September 27, 2014, the compensation committee granted 1,279,500 options to employees, of which 922,830 were Performance Options and 356,670 were Time-Based Options. The weighted average grant date fair value of the Time-Based Options granted during the nine months ended September 27, 2014 was $6.05.

During the nine months ended September 28, 2013, we granted 772,000 options to employees, of which 595,344 were Performance Options and 176,656 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of Time-Based Options and the Director Service Options granted during the nine months ended September 28, 2013 were $5.96 and $5.80, respectively.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options and the Director Service Options of stock options granted:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected volatility	31.7%	34.6%	31.7-33.2%	34.6-35.1%
Risk-free interest rate	2.0%	1.8%	2.0-2.2%	0.7-1.8%
Expected years until exercise	6.4	6.3	6.4	6.2-6.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of goods sold	$15	$4	$62	$40
Operating expenses:
Selling, general and administrative	328	285	1,211	1,483
Research and development	—	2	1	21

	$343	$291	$1,274	$1,544

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

12. MEMBERSHIP DEFICIT

During the nine months ended September 27, 2014, DJO issued 80,110 shares of its common stock upon the net exercise of vested stock options that had been granted to two former members of DJO’s Board of Directors in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The two former directors exercised these Rollover Options for a total of 411,200 shares of DJO’s common stock, from which we withheld 331,090 shares to cover $5.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 80,110 shares.

Additionally, during the nine months ended September 27, 2014, DJO issued 6,447 shares of its common stock upon the exercise of stock options. Net proceeds from the share sales were contributed by DJO to us, and are included in Member capital in our Unaudited Condensed Consolidated Balance Sheet as of September 27, 2014.

13. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and nine month periods presented, we expensed $1.75 and $5.25 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 6 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in four U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past three years, we have entered into settlements with plaintiffs in approximately 130 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of September 27, 2014, we have accrued $1.1 million for unpaid settlements in 16 cases, and a corresponding receivable as all of the settlements will be paid by our product liability carriers.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy. The carrier under our directors and officers liability policy has agreed to reimburse defense costs incurred in this matter, subject to reservation of rights to deny coverage for customary matters.

Cold Therapy Litigation

DJO was named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs which alleged that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints alleged various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages were alleged in the complaints. These cases were included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. The first of these cases was tried and ended with a deadlocked jury, resulting in no verdict and a declaration of a mistrial; therefore, the range of potential loss for these claims was not estimable at that time. In October 2014, the company reached a settlement agreement with plaintiffs’ counsel that effectively resolves all of the claims. The settlement amount will be paid by our product liability carriers. We have accrued the full settlement amount associated with these claims and the corresponding insurance receivable in our financial statements. There is no impact to the financial results.

State Licensing Subpoenas

In July 2013 and October 2014, we were served with subpoenas under the Health Insurance Portability and Accountability Act (HIPAA) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoenas were issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We responded to the first subpoena, and are in the process of responding to the second subpoena.

California Qui Tam Actions

On October 11, 2013, we were served with a summons and complaint related to a qui tam action initially filed in U.S. District Court in Los Angeles, California in August 2012. Amended in December 2012 and November 2013, the complaint names us as a defendant along with another company that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the Food and Drug Administration (FDA) approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the lawsuit and that motion was granted by the Court without leave to amend on the majority of claims. The plaintiffs have filed an amended complaint. We continue to believe that this lawsuit is without merit.

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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Bracing and Vascular	$129,218	$120,947	$366,977	$348,455
Recovery Sciences	74,009	76,654	218,790	229,413
Surgical Implant	23,830	20,025	72,842	62,890
International	78,444	70,423	243,503	221,113

	$305,501	$288,049	$902,112	$861,871

Gross profit:
Bracing and Vascular	$68,936	$61,689	$193,544	$178,345
Recovery Sciences	55,697	57,298	164,911	172,168
Surgical Implant	18,026	13,915	54,242	45,001
International	43,871	37,844	134,780	122,828
Expenses not allocated to segments and eliminations	(3,725)	(857)	(11,276)	(3,232)

	$182,805	$169,889	$536,201	$515,110

Operating income:
Bracing and Vascular	$26,275	$22,537	$71,846	$62,942
Recovery Sciences	20,149	21,088	59,292	59,501
Surgical Implant	2,801	1,020	8,430	5,410
International	15,834	11,471	46,110	42,086
Expenses not allocated to segments and eliminations	(38,198)	(30,741)	(123,094)	(98,348)

	$26,861	$25,375	$62,584	$71,591

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
United States	$227,057	$217,625	$658,609	$640,757
Other Europe, Middle East and Africa	37,797	33,048	116,308	105,309
Germany	21,656	20,860	69,926	66,212
Australia and Asia Pacific	10,099	7,913	30,156	23,358
Canada	6,655	6,400	19,619	19,426
Latin America	2,237	2,203	7,494	6,809

	$305,501	$288,049	$902,112	$861,871

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,602	$1,050	$23,205	$—	$40,857
Accounts receivable, net	—	139,868	45,952		185,820
Inventories, net	—	139,515	39,561	(8,076)	171,000
Deferred tax assets, net	—	27,122	348	—	27,470
Prepaid expenses and other current assets	29	30,665	6,589	—	37,283

Total current assets	16,631	338,220	115,655	(8,076)	462,430
Property and equipment, net	—	106,475	12,994	(194)	119,275
Goodwill	—	1,066,479	114,859	(36,125)	1,145,213
Intangible assets, net	—	875,103	16,558	—	891,661
Investment in subsidiaries	1,297,699	1,686,557	59,243	(3,043,499)	—
Intercompany receivables	860,468	—	—	(860,468)	—
Other non-current assets	30,736	1,917	2,188	—	34,841

Total assets	$2,205,534	$4,074,751	$321,497	$(3,948,362)	$2,653,420

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$50,933	$10,881	$—	$61,814
Current portion of debt obligations	8,912	—	—	—	8,912
Other current liabilities	49,489	90,107	30,667	—	170,263

Total current liabilities	58,401	141,040	41,548	—	240,989
Long-term debt obligations	2,259,248	—	109	—	2,259,357
Deferred tax liabilities, net	—	240,342	6,171	—	246,513
Intercompany payables, net	—	579,702	164,486	(744,188)	—
Other long-term liabilities	—	13,082	2,545	—	15,627

Total liabilities	2,317,649	974,166	214,859	(744,188)	2,762,486
Noncontrolling interests	—	—	3,049	—	3,049
Total membership (deficit) equity	(112,115)	3,100,585	103,589	(3,204,174)	(112,115)

Total liabilities and (deficit) equity	$2,205,534	$4,074,751	$321,497	$(3,948,362)	$2,653,420

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$266,323	$77,165	$(37,987)	$305,501
Cost of sales (exclusive of amortization of intangible assets of $8,645)	—	107,755	57,229	(42,288)	122,696

Gross profit	—	158,568	19,936	4,301	182,805

Operating expenses:
Selling, general and administrative	—	100,205	23,347	—	123,552
Research and development	—	8,158	1,001	—	9,159
Amortization of intangible assets	—	22,337	896	—	23,233

	—	130,700	25,244	—	155,944

Operating income (loss)	—	27,868	(5,308)	4,301	26,861

Other (expense) income:
Interest expense	(43,286)	—	(15)	—	(43,301)
Interest income	4	21	(4)	—	21
Loss on modification and extinguishment of debt	—	—	—	—	—
Other income, net	—	(177)	(3,287)	—	(3,464)
Intercompany income (expense), net	—	356	(408)	52	—
Equity in income of subsidiaries, net	22,075	—	—	(22,075)	—

	(21,207)	200	(3,714)	(22,023)	(46,744)

(Loss) income before income taxes	(21,207)	28,068	(9,022)	(17,722)	(19,883)
Income tax provision	—	(843)	(407)	—	(1,250)

Net (loss) income	(21,207)	27,225	(9,429)	(17,722)	(21,133)
Net income attributable to noncontrolling interests	—	—	(73)	—	(73)

Net (loss) income attributable to DJOFL	$(21,207)	$27,225	$(9,502)	$(17,722)	$(21,206)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$776,095	$236,754	$(110,737)	$902,112
Cost of sales (exclusive of amortization of intangible assets of $25,980)	—	319,433	170,795	(124,317)	365,911

Gross profit	—	456,662	65,959	13,580	536,201

Operating expenses:
Selling, general and administrative	—	296,955	77,855	—	374,810
Research and development	—	25,241	3,274	—	28,515
Amortization of intangible assets	—	67,092	3,200	—	70,292

	—	389,288	84,329	—	473,617

Operating income (loss)	—	67,374	(18,370)	13,580	62,584

Other (expense) income:
Interest expense	(130,455)	—	(215)	—	(130,670)
Interest income	14	112	26	—	152
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other income, net	—	(30)	(2,902)	—	(2,932)
Intercompany income (expense), net	—	1,065	(1,161)	96	—
Equity in income of subsidiaries, net	48,297	—	—	(48,297)	—

	(83,163)	1,147	(4,252)	(48,201)	(134,469)

(Loss) income before income taxes	(83,163)	68,521	(22,622)	(34,621)	(71,885)
Income tax provision	—	(8,176)	(2,452)	—	(10,628)

Net (loss) income	(83,163)	60,345	(25,074)	(34,621)	(82,513)
Net income attributable to noncontrolling interests	—	—	(649)	—	(649)

Net (loss) income attributable to DJOFL	$(83,163)	$60,345	$(25,723)	$(34,621)	$(83,162)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(21,207)	$27,225	$(9,429)	$(17,722)	$(21,133)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $2,449	—	—	(6,105)	—	(6,105)

Other comprehensive loss	—	—	(6,105)	—	(6,105)

Comprehensive (loss) income	(21,207)	27,225	(15,534)	(17,722)	(27,238)

Comprehensive loss attributable to noncontrolling interests	—	—	139	—	139

Comprehensive (loss) income attributable to DJO Finance LLC	$(21,207)	$27,225	$(15,395)	$(17,722)	$(27,099)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(83,163)	$60,345	$(25,074)	$(34,621)	$(82,513)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $2,784	—	—	(8,010)	—	(8,010)

Other comprehensive loss	—	—	(8,010)	—	(8,010)

Comprehensive (loss) income	(83,163)	60,345	(33,084)	(34,621)	(90,523)

Comprehensive loss attributable to noncontrolling interests	—	—	(405)	—	(405)

Comprehensive (loss) income attributable to DJO Finance LLC	$(83,163)	$60,345	$(33,489)	$(34,621)	$(90,928)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(83,163)	$60,345	$(25,074)	$(34,621)	$(82,513)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	21,889	4,589	(143)	26,335
Amortization of intangible assets	—	67,092	3,200	—	70,292
Amortization of debt issuance costs and non-cash interest expense	6,438	—	—	—	6,438
Loss on modification and extinguishment of debt	1,019	—	—	—	1,019
Stock-based compensation expense	—	1,274	—	—	1,274
(Loss) gain on disposal of assets, net	—	(1,312)	101	—	(1,211)
Deferred income tax expense (benefit)	—	7,399	(591)	(180)	6,628
Equity in income of subsidiaries, net	(48,297)	—	—	48,297	—

Changes in operating assets and liabilities:
Accounts receivable	—	1,253	(4,085)	—	(2,832)
Inventories	—	(8,218)	7,317	(12,972)	(13,873)
Prepaid expenses and other assets	131	(12,719)	3,915	(85)	(8,758)
Accounts payable and other current liabilities	19,817	24,277	(199)	391	44,286

Net cash (used in) provided by operating activities	(104,055)	161,280	(10,827)	687	47,085

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(37,760)	(3,854)	119	(41,495)
Other investing activities, net	—	(711)	(276)	—	(987)

Net cash (provided by) used in investing activities	—	(38,471)	(8,717)	119	(47,069)

Cash Flows from Financing Activities:
Intercompany	94,413	(116,427)	22,822	(808)	—
Proceeds from issuance of debt	952,294	—	—	—	952,294
Repayments of debt	(944,629)	—	(91)	—	(944,720)
Payment of debt issuance costs	(1,812)	—	—	—	(1,812)
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Investment by parent	22	—	—	—	22
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)

Net cash provided by (used in) financing activities	98,287	(122,117)	22,731	(808)	(1,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(830)	—	(830)

Net (decrease) increase in cash and cash equivalents	(5,768)	692	2,357	(2)	(2,721)
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578

Cash and cash equivalents at end of period	$16,602	$1,050	$23,205	$—	$40,857

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 28, 2013

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(71,666)	$79,574	$(14,469)	$(64,582)	$(71,143)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	20,524	3,804	(200)	24,128
Amortization of intangible assets	—	67,571	4,024	—	71,595
Amortization of debt issuance costs and non-cash interest expense	5,955	—	—	—	5,955
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	1,544	—	—	1,544
Loss on disposal of assets, net	—	222	654	—	876
Deferred income tax expense	—	2,525	241	—	2,766
Equity in income of subsidiaries, net	(62,704)	—	—	62,704	—

Changes in operating assets and liabilities:
Accounts receivable	—	(9,985)	(4,331)	—	(14,316)
Inventories	—	4,577	6,788	(6,470)	4,895
Prepaid expenses and other assets	131	(1,471)	(5,952)	(4)	(7,296)
Accounts payable and other current liabilities	18,393	(1,194)	1,748	193	19,140

Net cash (used in) provided by operating activities	(108,832)	163,887	(7,493)	(8,359)	39,203

Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(191)	(1,762)	—	(1,953)
Purchases of property and equipment	—	(19,699)	(4,322)	(22)	(24,043)
Other investing activities, net	—	(1,139)	(294)	—	(1,433)

Net cash used in investing activities	—	(21,029)	(6,378)	(22)	(27,429)

Cash Flows from Financing Activities:
Intercompany	116,652	(144,671)	19,643	8,376	—
Proceeds from issuance of debt	496,417	—	—	—	496,417
Repayments of debt and capital lease obligations	(503,727)	—	—	—	(503,727)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)

Net cash provided by (used in) financing activities	106,955	(144,671)	19,643	8,376	(9,697)
Effect of exchange rate changes on cash and cash equivalents	—	—	226	—	226

Net (decrease) increase in cash and cash equivalents	(1,877)	(1,813)	5,998	(5)	2,303
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$11,299	$1,309	$20,917	$1	$33,526

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Bracing and Vascular:
Net sales	$129,218	$120,947	$366,977	$348,455
Gross profit	68,936	61,689	193,544	178,345
Gross profit margin	53.3%	51.0%	52.7%	51.2%
Operating income	26,275	22,537	71,846	62,942
Operating income as a percent of net segment sales	20.3%	18.6%	19.6%	18.1%

Recovery Sciences:
Net sales	$74,009	$76,654	$218,790	$229,413
Gross profit	55,697	57,298	164,911	172,168
Gross profit margin	75.3%	74.7%	75.4%	75.0%
Operating income	20,149	21,088	59,292	59,501
Operating income as a percent of net segment sales	27.2%	27.5%	27.1%	25.9%

Surgical Implant:
Net sales	$23,830	$20,025	$72,842	$62,890
Gross profit	18,026	13,915	54,242	45,001
Gross profit margin	75.6%	69.5%	74.5%	71.6%
Operating income	2,801	1,020	8,430	5,410
Operating income as a percent of net segment sales	11.8%	5.1%	11.6%	8.6%

International:
Net sales	$78,444	$70,423	$243,503	$221,113
Gross profit	43,871	37,844	134,780	122,828
Gross profit margin	55.9%	53.7%	55.4%	55.5%
Operating income	15,834	11,471	46,110	42,086
Operating income as a percent of net segment sales	20.2%	16.3%	18.9%	19.0%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2014		September 28, 2013		September 27, 2014		September 28, 2013
Net sales	$305,501	100.0%	$288,049	100.0%	$902,112	100.0%	$861,871	100.0%
Cost of sales(1)	122,696	40.2	118,160	41.0	365,911	40.6	346,761	40.2

Gross profit	182,805	59.8	169,889	59.0	536,201	59.4	515,110	59.8

Operating expenses:
Selling, general and administrative	123,552	40.4	112,566	39.1	374,810	41.5	348,175	40.4
Research and development	9,159	3.0	8,028	2.8	28,515	3.2	23,749	2.8
Amortization of intangible assets	23,233	7.6	23,920	8.3	70,292	7.8	71,595	8.3

	155,944	51.0	144,514	50.2	473,617	52.5	443,519	51.5

Operating income	26,861	8.8	25,375	8.8	62,584	6.9	71,591	8.3

Other income (expense):
Interest expense	(43,301)	(14.2)	(43,842)	(15.2)	(130,670)	(14.5)	(133,412)	(15.5)
Interest income	21	0.0	29	0.0	152	0.0	117	0.0
Loss on modification of debt	—	—	—	—	(1,019)	(0.1)	(1,059)	(0.1)
Other (expense) income, net	(3,464)	(1.1)	870	0.3	(2,932)	(0.3)	(535)	(0.0)

	(46,744)	(15.3)	(42,943)	(14.9)	(134,469)	(14.9)	(134,889)	(15.6)

Loss before income taxes	(19,883)	(6.5)	(17,568)	(6.1)	(71,885)	(8.0)	(63,298)	(7.3)
Income tax provision	(1,250)	(0.4)	(807)	(0.3)	(10,627)	(1.1)	(7,845)	(0.9)

Net loss	(21,133)	(6.9)	(18,375)	(6.4)	(82,512)	(9.1)	(71,143)	(8.2)
Net income attributable to noncontrolling interests	(73)	(0.0)	(113)	(0.0)	(649)	(0.1)	(523)	(0.1)

Net loss attributable to DJO Finance LLC	$(21,206)	(6.9)%	$(18,488)	(6.4)%	$(83,161)	(9.2)	$(71,666)	(8.3)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $8,645 and $25,980 for the three and nine months ended September 27, 2014, respectively, and $8,809 and $26,368 for three and nine months ended September 28, 2013, which is included in operating expenses.

Three Months Ended September 27, 2014 (third quarter 2014) compared to Three Months Ended September 28, 2013 (third quarter 2013)

Net Sales. Our net sales for third quarter 2014 were $305.5 million, compared to net sales of $288.0 million for third quarter 2013, representing a 6.1% increase year over year. The impact of foreign currency was minimal for the third quarter 2014 when compared to the third quarter 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Third Quarter 2014	% of Net Sales	Third Quarter 2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$129,218	42.3%	$120,947	42.0%	$8,271	6.8%
Recovery Sciences	74,009	24.2	76,654	26.6	(2,645)	(3.5)
Surgical Implant	23,830	7.8	20,025	7.0	3,805	19.0
International	78,444	25.7	70,423	24.4	8,021	11.4

	$305,501	100.0%	$288,049	100.0%	$17,452	6.1%

Net sales in our Bracing and Vascular segment were $129.2 million for third quarter 2014, increasing 6.8% from net sales of $120.9 million for third quarter 2013. Growth in net sales in this segment is being driven by sales of new bracing and compression system products, as well as new account acquisition in our OfficeCare business.

Net sales in our Recovery Sciences segment were $74.0 million for third quarter 2014, decreasing 3.5% from net sales of $76.7 million for third quarter 2013. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and slower than anticipated sales in our CMF business unit.

Net sales in our Surgical Implant segment were $23.8 million for third quarter 2014, increasing 19.0% from net sales of $20.0 million for third quarter 2013. The increase was driven by strong sales of our shoulder products as well as sales of new hip products and overall strong sales execution.

Net sales in our International segment were $78.4 million for third quarter 2014, increasing 11.4% from net sales of $70.4 million for third quarter 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was 59.8% for third quarter 2014, compared to 59.0% for third quarter 2013. The increase was primarily due to lower costs related to procurement and manufacturing efficiencies. Third quarter 2013 was impacted by higher inventory write-offs.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 53.3% for third quarter 2014, compared to 51.0% for third quarter 2013. The increase was primarily due to mix of higher margin products sold and lower costs related to procurement and manufacturing efficiencies.

Gross profit in our Recovery Sciences segment as a percentage of net sales increased to 75.3% for third quarter 2014, compared to 74.7% for third quarter 2013. The increase was primarily due to mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 75.6% for third quarter 2014, compared to 69.5% for third quarter 2013. The increase was primarily due to lower costs related to procurement and manufacturing efficiencies.

Gross profit in our International segment as a percentage of net sales increased to 55.9% for third quarter 2014, compared to 53.7% for third quarter 2013. The increase was primarily due to mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses increased to $123.6 million for third quarter 2014, from $112.6 million in third quarter 2013. As a percentage of sales, SG&A expenses increased to 40.4% for third quarter 2014, compared to 39.1% for third quarter 2013. The increase was driven by higher variable selling costs due to a relative increase in sales for the Bracing and Vascular and Surgical Implant segments, an increase in accounts receivable allowance for doubtful accounts in our reimbursement channels due to a trend over the past two quarters in slower collections and uncertainty as to the continuation and duration of such trend. This increase was offset by strong expense control measures.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Third Quarter 2014	Third Quarter 2013
Integration charges:
Commercial and global business unit reorganization and integration	$269	$864
Acquisition related expenses and integration	23	433
CFO transition	(1)	1,386
Litigation and regulatory costs and settlements, net	1,813	223
Other non-recurring items	811	160
Automation projects	924	1,754

	$3,839	$4,820

Research and Development (R&D). R&D expenses increased to $9.2 million for third quarter 2014, from $8.0 million in third quarter 2013. As a percentage of sales, R&D expense increased to 3.0% in third quarter 2014 from 2.8% in third quarter 2013, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $23.2 million for third quarter 2014, from $23.9 million for third quarter 2013. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our acquisition of Speetec. See Note 2 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our acquisition of Speetec.

Interest Expense. Our interest expense decreased to $43.3 million for third quarter 2014, from $43.8 million for third quarter 2013. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Other Income (Expense), Net. Other (expense) income, net increased to expense of $3.5 million for third quarter 2014, from income of $0.9 million for third quarter 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. We recorded an income tax expense of $1.3 million on a pre-tax loss of $19.9 million, resulting in a negative effective tax rate of 6.3% in third quarter 2014. For third quarter 2013, we recorded income tax expense of $0.8 million on pre-tax losses of $17.6 million, resulting in a negative effective tax rate of 4.6%. Our effective tax rates are negative primarily because of valuation allowances recorded against our U.S. federal and state net operating losses.

Nine Months Ended September 27, 2014 (nine months 2014) compared to Nine Months Ended September 28, 2013 (nine months 2013)

Net Sales. Our net sales for nine months 2014 were $902.1 million, compared to net sales of $861.9 million for nine months 2013, representing a 4.7% increase year over year. Excluding a favorable impact related to changes in foreign exchange rates in effect in nine months 2014 compared to the rates in effect in nine months 2013, net sales increased by $37.2 million, or 4.3%, to $899.1 million for nine months 2014 from $861.9 for nine months 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	Nine Months 2014	% of Net Sales	Nine Months 2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$366,977	40.7%	$348,455	40.4%	18,522	5.3%
Recovery Sciences	218,790	24.2	229,413	26.6	(10,623)	(4.6)
Surgical Implant	72,842	8.1	62,890	7.3	9,952	15.8
International	243,503	27.0	221,113	25.7	22,390	10.1

	$902,112	100.0%	$861,871	100.0%	$40,241	4.7%

Net sales in our Bracing and Vascular segment were $367.0 million for nine months 2014, increasing 5.3% from net sales of $348.5 million for nine months 2013. Growth in net sales in this segment is being driven by sales of new bracing and compression system products, as well as new account acquisition in our OfficeCare business.

Net sales in our Recovery Sciences segment were $218.8 million for nine months 2014, decreasing 4.6% from net sales of $229.4 million for nine months 2013. The decrease was primarily driven by changes in reimbursement for certain products in our Empi business unit and slower than anticipated sales in our CMF business unit.

Net sales in our Surgical Implant segment were $72.8 million for nine months 2014, increasing 15.8% from net sales of $62.9 million for nine months 2013. The increase was driven by strong sales of our shoulder products as well as sales of new hip products. and overall strong sales execution.

Net sales in our International segment were $243.5 million for nine months 2014, increasing 10.1% from net sales of $221.1 million for nine months 2013. Excluding a favorable impact of $3.1 million related to changes in foreign exchange rates in effect in nine months 2014 compared to the rates in effect in nine months 2013, net sales for nine months 2014 for the International segment increased 8.7% compared to net sales for nine months 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution and increased sales penetration in certain geographies.

Gross Profit. Consolidated gross profit as a percentage of net sales was relatively consistent at 59.4% for nine months 2014, compared to 59.8% for nine months 2013.

Gross profit in our Bracing and Vascular segment as a percentage of net sales was 52.7% for nine months 2014, compared to 51.2% for nine months 2013. The increase was primarily due to mix of higher margin products sold and lower costs related to procurement and manufacturing efficiencies.

Gross profit in our Recovery Sciences segment as a percentage of net sales was 75.4% for nine months 2014, compared to 75.0% for nine months 2013. The increase was primarily due to a mix of products sold.

Gross profit in our Surgical Implant segment as a percentage of net sales increased to 74.5% for nine months 2014, compared to 71.6% for nine months 2013. The increase was primarily due to lower costs related to procurement and manufacturing efficiencies.

Gross profit in our International segment as a percentage of net sales remained consistent at 55.4% for nine months 2014, compared to 55.5% for nine months 2013. The decrease was primarily due to a lower margin mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses increased to $374.8 million for nine months 2014, from $348.2 million in nine months 2013. As a percentage of sales, SG&A expenses increased to 41.5% for nine months 2014, compared to 40.4% for nine months 2013. The increase was driven by higher variable selling costs due to a relative increase in sales for the Bracing and Vascular and Surgical Implant segments, an increase in accounts receivable allowance for doubtful accounts in our reimbursement channels due to a trend over the past two quarters in slower collections and uncertainty as to the continuation and duration of such trend, and an increase in reorganization and integration costs.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months 2014	Nine Months 2013
Integration charges:
Commercial and global business unit reorganization and integration	$6,218	$2,897
Acquisition related expenses and integration	319	1,002
CFO transition	227	1,386
Litigation and regulatory costs and settlements, net	4,473	4,164
Other non-recurring items	4,319	1,356
Automation projects	4,656	3,375

	$20,212	$14,180

Research and Development (R&D). R&D expenses increased to $28.5 million for nine months 2014, from $23.8 million in nine months 2013. As a percentage of sales, R&D expense increased to 3.2% in nine months 2014 from 2.8% in nine months 2013, reflecting an increase in our new product development activities.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $70.3 million for nine months 2014, from $71.6 million for nine months 2013. The decrease is due to certain intangible assets reaching full amortization, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense. Our interest expense decreased to $130.7 million for nine months 2014, from $133.4 million for nine months 2013. The decrease is due to lower weighted average interest rates on outstanding borrowings.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for nine months 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. Loss on modification and extinguishment of debt for nine months 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.

Other (Expense)Income, Net. Other (expense) income, net increased to expense of $2.9 million for nine months 2014, from expense of $0.5 million for nine months 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. We recorded an income tax expense of $10.6 million on a pre-tax loss of $71.9 million, resulting in a negative effective tax rate of 14.8% in nine months 2014. For nine months 2013, we recorded income tax expense of $7.8 million on pre-tax losses of $63.3 million, resulting in a negative effective tax rate of 12.4%. Our effective tax rates are negative primarily because of valuation allowances recorded against our U.S. federal and state net operating losses.

Liquidity and Capital Resources

As of September 27, 2014, our primary sources of liquidity consisted of cash and cash equivalents totaling $40.9 million and our $100.0 million revolving credit facility, of which $89.5 million was available. Our revolving credit balance was $10.0 million as of September 27, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at September 27, 2014 was $221.4 million.

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

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	Nine Months 2014	Nine Months 2013
Cash provided by operating activities	$47,085	$39,203
Cash used in investing activities	(47,069)	(27,429)
Cash used in financing activities	(1,907)	(9,697)
Effect of exchange rate changes on cash and cash equivalents	(830)	226

Net (decrease) increase in cash and cash equivalents	$(2,721)	$2,303

Operating activities provided $47.1 million and $39.2 million of cash in nine months 2014 and nine months 2013, respectively, reflecting our net loss adjusted for non-cash expenses and changes in working capital. Cash paid for interest was $104.0 million and $109.0 million, respectively.

Investing activities used $47.1 million and $27.4 million of cash in nine months 2014 and nine months 2013, respectively. Cash used in investing activities for nine months 2014 primarily consisted of $41.5 million for purchases of property and equipment for Surgical Implant instruments to support growth, new product introductions, innovations and cost savings and $4.6 million related to the acquisition of Speetec. Cash used in investing activities for nine months 2013 primarily consisted of $24.0 million for purchases of property and equipment and $2.0 million related to the acquisition of assets from our vascular distributors in Australia and South Africa.

Financing activities used $1.9 million and $9.7 million of cash in nine months 2014 and nine months 2013, respectively. Cash used in financing activities in nine months 2014 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos. Cash provided in financing activities in nine months 2013 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility.

For the remainder of 2014, we expect to spend cash of approximately $70.7 million for the following investing and financing activities:

•	$9.5 million for capital expenditures;

•	$13.2 million for scheduled principal and estimated interest payments on our senior secured credit facilities; and

•	$48.0 million for scheduled interest payments on our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes

Indebtedness

As of September 27, 2014, we had $2,269.1 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $0.9 million. The principal amount and carrying value of our debt was as follows for September 27, 2014 and December 31, 2013 (in thousands):

	September 27, 2014		December 31, 2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$10,000	$10,000	$38,000	$38,000
Term loans	889,017	883,496	853,400	846,297

	899,017	893,496	891,400	884,297

Note financing:
8.75% second priority senior secured notes	330,000	334,664	330,000	335,490
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,374,664	1,370,000	1,375,490

Other debt:	109	109	—	—

Total indebtedness	$2,269,126	$2,268,269	$2,261,400	$2,259,787

Senior Secured Credit Facilities. Term loans outstanding under our senior secured credit facilities at September 27, 2014 consist of $889.0 million of term loans which mature on September 15, 2017. Of the $100.0 million total revolving credit facility which matures on March 15, 2017, $89.5 million was available. Our revolving credit balance was $10.0 million at September 27, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of September 27, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.24%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.75:1 for the trailing twelve months ended September 27, 2014. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of September 27, 2014, our actual senior secured first lien leverage ratio was within the required ratio at 3.11:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 27, 2014, measured on that date, was 1.64:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.75:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

Our ability to meet the covenants specified above will depend on future events, some of which are beyond our control, and we cannot assure you that we will meet those covenants. A breach of any of these covenants in the future could result in a default under our senior secured credit facilities and the Indentures, at which time the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 27, 2014 and September 28, 2013 and the twelve months ended September 27, 2014 (in thousands). The terms and related calculations are defined in the Credit Agreement and the Indentures.

	Three Months Ended		Nine Months Ended		Twelve Months Ended September 27, 2014
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net loss attributable to DJO Finance LLC	$(21,206)	$(18,488)	$(83,162)	$(71,666)	$(214,948)
Interest expense, net	43,280	43,813	130,519	133,295	174,766
Income tax provision	1,249	807	10,627	7,845	15,898
Depreciation and amortization	32,367	32,698	96,626	95,723	129,569
Non-cash charges (a)	402	(2,090)	162	(15)	107,363
Non-recurring and integration charges (b)	8,797	5,857	35,203	17,426	48,377
Other adjustment items (c)	5,350	1,057	10,061	7,564	12,998

Adjusted EBITDA	$70,239	$63,654	$200,036	$190,172	$274,023

(a)	Non-cash items are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended September 27, 2014
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock compensation expense	$343	$291	$1,274	$1,544	$1,885
Impairment of goodwill and intangible assets	—	—	—	—	106,600
Loss (gain) on disposal of fixed assets and assets held for sale, net	59	—	(1,344)	(1)	(1,344)
Purchase accounting adjustments (1)	—	(2,381)	232	(1,558)	222

Total non-cash charges	$402	$(2,090)	$162	$(15)	$107,363

(1)	Purchase accounting adjustments for the twelve months ended September 28, 2013 consist of $0.1 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended September 27, 2014
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Integration charges:
Commercial and global business unit reorganization and integration	$655	$1,517	$8,481	$4,256	$11,302
Acquisition related (credits) expenses and integration (1)	23	470	322	1,708	477
CFO transition	(1)	1,386	227	1,386	514
Litigation and regulatory costs and settlements, net (2)	1,824	340	4,495	4,800	3,601
Other non-recurring items (3)	5,372	390	17,022	1,901	25,652
Automation projects	924	1,754	4,656	3,375	6,831

Total non-recurring and integration charges	$8,797	$5,857	$35,203	$17,426	$48,377

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended September 27, 2014, litigation and regulatory costs consisted of $0.7 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $4.8 million related to other litigation and regulatory costs and settlements, net of $1.0 million received related to an indemnity claim from a third party pain pump manufacturer and a settlement with its insurance carrier, and a $0.9 million favorable cost estimate adjustment for the post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products.
(3)	For the twelve months ended September 27, 2014, other non-recurring items consist of $8.0 million in incremental Empi bad debt expense related to the Medicare CLBP decision, $12.6 million in specifically identified non-recurring operational and regulatory projects, $2.6 million in expenses related to our Tunisia factory fire and $2.4 million in professional fees and other non-recurring charges.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended September 27, 2014
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Blackstone monitoring fees	$1,750	1,750	$5,250	$5,250	$7,000
Non-controlling interests	74	114	649	524	1,015
Loss on modification and extinguishment of debt (1)	—	—	1,019	1,059	1,019
Other (2)	3,526	(807)	3,143	731	3,964

Total other adjustment items	$5,350	$1,057	$10,061	$7,564	$12,998

(1)	Loss on modification and extinguishment of debt for the twelve months ending September 27, 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. Loss on modification and extinguishment of debt for the nine months ending September 28, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

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

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 27, 2014, we have $1,370.0 million of aggregate principal amount of fixed rate notes and $899.0 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the nine months ended September 27, 2014 by $1.1 million. Our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.15% as of September 27, 2014. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the nine months ended September 27, 2014 would have increased the rate applicable to our variable debt by only 0.15%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and nine months ended September 27, 2014, sales denominated in foreign currencies accounted for 22.4% and 24.4% of our consolidated net sales, respectively, of which 15.6% and 17.4%, respectively, were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the nine months ended September 27, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements). These foreign exchange forward contracts expire weekly throughout fiscal year 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. Except as disclosed below, there have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Cold Therapy Litigation

DJO was named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs which alleged that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints alleged various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages were alleged in the complaints. These cases were included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. The first of these cases was tried and ended with a deadlocked jury, resulting in no verdict and a declaration of a mistrial. In October 2014, the company reached a settlement agreement with plaintiffs’ counsel that effectively resolves all of the claims. The settlement amount will be paid by our product liability carriers.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 25, 2014. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.	OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 27, 2014.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. During the quarter ended September 27, 2014, one such portfolio company included information in its periodic report filed with the SEC regarding activities that require disclosure under the ITRSHR. This disclosure is reproduced in Exhibit 99.1 of this report and is incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 27, 2014 and September 28, 2013, (iv) the Unaudited Consolidated Statement of Deficit as of September 27, 2014 and December 31, 2013, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 12, 2014	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer