Form 10-K
period 2014-12-31
DJO Finance LLC
filed 2015-02-20
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 20, 2015, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM  10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2014 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trademark or service mark for which we claim common law rights: Cefar®, Empi®, Exos™, Bell-Horn®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, MotionCare™, SpinaLogic®, Dr. Comfort™, CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Operating Segments and Products

We currently develop, manufacture and distribute our products through the following four operating segments; Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, ProCare®, CMF™, Empi®, MotionCare™, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and ExosTM.

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to the retail consumer. These four segments constitute our reportable segments. See Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8, herein for financial and other additional information regarding our segments.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and on-line. The bracing and vascular products sold through this channel will principally be sold under the DonJoy Performance, Bell-Horn and Doctor Comfort brands.

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

Recovery Sciences Segment

Our Recovery Sciences segment, which generates its revenues in the United States, consists of three key brands: Empi, CMF and Chattanooga. These products are sold to medical clinics, independent distributors or patient direct for consumer home use. For products sold directly to patients, we arrange billing to the patients and their third party payors, if applicable. Empi products are non-invasive, non-addictive and non-narcotic solutions for pain management and strength recovery. The CMF brand of bone growth stimulation products provides medical professionals with an effective tool for healing problem fractures and spinal fusion procedures. Chattanooga rehabilitation equipment is used for treating musculoskeletal, neurological and soft tissue disorders. These products include clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy This segment also provides professional and consumer retail customers our Compex electrostimulation device, which is used in training programs to aid muscle development and to accelerate muscle recovery after training sessions.

The following table summarizes our Recovery Sciences segment product categories:

Product Category	Description
Home electrotherapy devices	Transcutaneous electrical nerve stimulation (TENS) Neuromuscular electrical stimulation (NMES) Interferential electrical nerve stimulation Electrodes
Iontophoresis	Needle-free transdermal drug delivery
Bone growth stimulation	Non-union fracture bone growth stimulation devices Adjunct to spinal fusion bone growth stimulation devices
Clinical electrotherapy	TENS NMES Ultrasound / Acoustic wave therapy Laser / Light therapy Shortwave Diathermy Electrodes
Patient care	Patient safety devices Continuous passive motion devices Dynamic splinting Back braces Compounded pain relief cream
Physical therapy tables and traction products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Hot, cold and compression therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy

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

International Segment

Our International segment, which generates most of its revenues in Europe, sells all of our products and certain third party products through a combination of direct sales representatives and independent distributors. The product categories for our International segment are similar to the product categories for our domestic segments except certain products are tailored to international market requirements and preferences. In addition, our International segment sells a number of products, none of which is individually significant, that we do not sell domestically.

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

We conduct research and development programs at our facilities in Vista, California; Austin, Texas; and Ecublens, Switzerland. We spent $37.7 million, $33.2 million, and $27.9 million in 2014, 2013 and 2012, respectively, for research and development activities.

Marketing and Sales

Our products reach our customers, including hospitals and other healthcare facilities, physicians and other healthcare providers and end user patients and consumers, through several sales and distribution channels.

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2014. Medicare and Medicaid together accounted for approximately 4.8% of our consolidated 2014 net sales.

Bracing and Vascular Segment

We market and sell our Bracing and Vascular segment products in several different ways. The DonJoy brand is primarily dedicated to the sale of our bracing and supports products to orthopedic surgeons, podiatrists, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. The DonJoy brand is mostly sold through independent commissioned sales representatives who are employed by independent sales agents. Because the DonJoy products generally require customer education in the application and use, DonJoy sales representatives are technical specialists who receive extensive training, and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, and pay a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third party payor, if applicable, on behalf of the patient. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we have the right to terminate our relationship with the agent. Certain DonJoy sales representatives also sell our Recovery Sciences and Vascular products.

The ProCare/Aircast brand is sold by direct and independent sales representatives that manage a network of distributors focused on selling our bracing and supports products to primary and acute care facilities. Vascular systems are also included in this brand. These products are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and PSS World Medical, regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of healthcare providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by the patients. In addition, we sell our products through group purchasing organizations (GPOs) that are a preferred purchasing source for members of a buying group. These products generally do not require significant customer education for their use. Our vascular pumps are provided to primary and acute care facilities, supplemented by vascular system specialists. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient. We have recently introduced vascular pumps for home use.

Under the Dr. Comfort brand, we market and distribute our therapeutic footwear and related medical and comfort products primarily through the podiatry, home medical equipment (HME), pharmacy, and orthotic and prosthetic (O&P) channels through our sales force of direct and independent sales representatives. Compression hosiery is private labeled and sold to customers who resell the products.

OfficeCare provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 2,000 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor.

Our Consumer channel, which we expanded in 2014, sells or plans to sell certain of our bracing products, primarily orthopedic soft goods, and footwear based on our therapeutic footwear in the professional retail and consumer retail markets. The Consumer channel is also developing products designed for consumers in the athletic and sports retail market. A wide variety of our bracing and vascular products are offered by the Consumer channel through an on-line web site.

In a marketing program conducted under the framework of Motion is Medicine™ and coordinated by the Bracing and Vascular and Recovery Cciences segments, we are offering to physicians and clinics a protocol of products that address the full spectrum of requirements to treat common indications, such as osteoarthritis of the knee or anterior cruciate ligament (ACL) injuries. Under this program, called MotionCare™, the physician has readily available for prescription our preventative products, pain management products and rehabilitative products to provide a conservative care regimen to patients. We plan to expand this MotionCare approach to other indications where a range of conservative care products would be beneficial to patients in treating chronic conditions or injuries and in preparing for and recovering from surgery.

Recovery Sciences Segment

We market and sell our Recovery Sciences segment products in several different ways, including the MotionCare program described above under the Bracing and Vascular segment. Our Empi brand includes prescription-based home therapy products primarily marketed to physicians and physical therapy clinics, which include hospital physical therapy departments, sports medicine clinics and pain management centers, through our sales force of direct and independent sales representatives. A physician such as an orthopedic surgeon generally prescribes our electrotherapy and orthotics products to patients. The physician will typically direct the patient to a physical therapy clinic to meet with a trained physical therapist who provides the patient with the prescribed product from our consigned inventory at the clinic. This sales process is facilitated by our extensive relationships with third party payors, such as managed care organizations, who ultimately pay us for the products prescribed to patients. For these reasons, we view physical therapists, physicians and third party payors as key decision makers in product selection and patient referral. Our home therapy products generally are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors.

CMF non-union fracture bone growth stimulator devices (OL1000) and spine bone growth stimulator device (SpinaLogic) are sold by our direct and independent sales representatives specially trained to sell the product. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient. A number of the direct and independent sales representatives in the Recovery Sciences segment sell both Empi and CMF products.

We sell our Chattanooga rehabilitation product lines to physical therapy clinics, primarily through a national network of independent distributors, which are managed by our employed sales managers. These distributors sell our clinical rehabilitation products to a variety of healthcare professionals, including physical therapists, athletic trainers, chiropractors, and sports medicine physicians. Except for distributors outside of the United States, we do not maintain formal distribution contracts for our clinical rehabilitation products. These distributors purchase products from us at discounts off our published list price. We maintain an internal marketing and sales support program to support our distributor network. This program comprises a group of individuals who provide distributor and end-user training, develop promotional materials, and attend trade shows each year.

Our Consumer Compex electrostimulation device is marketed and sold to fitness enthusiasts and competitive athletes in a direct-to-consumer model and through our on-line web site. We are planning to market and sell this device, as well as other Recovery Sciences products appropriate for sale directly to the end user, in the professional and consumer retail markets.

Surgical Implant Segment

We market and sell our Surgical Implant products to hospitals and orthopedic surgeons through a network of independent commissioned sales representatives who are employed by independent sales agents. Generally, our independent sales representatives sell a range of reconstructive joint products, including our products. We usually enter into agreements with sales agents for a term of one to five years. Agents are typically paid a sales commission and are eligible for bonuses if sales exceed certain preset objectives. Our independent sales representatives work for these agents. We assign each of our sales agents to an exclusive sales territory and require them to meet specific periodic sales targets. Substantially all of our sales agents agree not to sell competitive products. We provide our sales agents with product inventories, on consignment, for their use in marketing and filling customer orders.

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

In our Bracing and Vascular segment, the ETI factory in Asheboro, North Carolina, manufactures a full range of compression products, such as anti-embolism stockings; men’s and women’s daily wear and sports compression socks; sheer and surgical weight below knee, thigh length, and pantyhose compression stockings; braces and lymphoedema arm sleeves. The products are sold to worldwide OEM customers as well as to our internal distribution network. The factory specializes in circular knitting and is FDA and ISO 9001:2008 certified and sells under the CE mark in Europe. The primary raw materials used for the compression hosiery are yarn (spandex, nylon, and polyester), dyes, and woven elastics.

Also in our Bracing and Vascular segment, the Dr. Comfort manufacturing facility in Mequon, Wisconsin, manufactures therapeutic footwear and related medical and comfort products. These products are the custom insoles provided primarily as additional product with our Diabetic footwear collections as well as shoe modifications. The primary raw material is a foam ethylene vinyl acetate (EVA) copolymer that is machined to closely match the plantar surface of our customer. The facility is a registered manufacturer with the FDA.

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

Many of the products for our International segment are manufactured in the same facilities as our domestic segments. We operate a manufacturing facility in Tunisia that provides Bracing and Vascular and Recovery Sciences products for the European markets. In addition, our German and French channels source certain of the products they sell from third party suppliers. Our French channel currently utilizes a single vendor for many of its home electrotherapy devices.

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

Bracing and Vascular Segment

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., the recent combination by merger of Breg, Inc. (Breg) and Bledsoe Brace Systems (Bledsoe), and Townsend Design. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price.

In the soft goods products market, our competitors include Biomet Inc. (Biomet), DeRoyal Industries, Össur hf. and Zimmer Holdings, Inc. (Zimmer). In the cold therapy products market, our competitors include Breg and Bledsoe and Stryker Corporation (Stryker). Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

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

Recovery Sciences Segment

The primary competitors of our Empi and Chattanooga products are Dynatronics Corporation, Mettler Electronics Corporation, Rich-Mar, Patterson Medical, Enraf-Nonius, Gymna-Uniphy, Acorn Engineering, International Rehabilitation Sciences, Inc. (d/b/a RS Medical), Zynex and EMSI. The physical therapy products market is highly competitive and fragmented. Our competitors in the CPM devices market include several multi-product companies with significant market share and numerous smaller niche competitors. Competition in these markets is based primarily on the quality and technical features of products, product pricing and contractual arrangements with third party payors and national accounts.

Our competitors for CMF products are large, diversified orthopedic companies. In the non-union bone growth stimulation market, our competitors include Orthofix International, N.V. (Orthofix), Biomet and Bioventus LLC, formerly known as Smith & Nephew plc, and in the spinal fusion market, we compete with Biomet and Orthofix. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

Our primary competitor in the dynamic splinting market is Dynasplint Systems, Inc.

Surgical Implant Segment

The market for orthopedic products similar to those produced by our surgical implant business is dominated by a number of large companies, including Biomet, DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker, and Zimmer, which are much larger and have significantly greater financial resources than we do. Our Surgical Implant segment also faces competition from U.S.-based companies similar in size to ours, such as Wright Medical Group, Inc. and Exactech, Inc. Competition in the market in which our Surgical Implant segment participates is based primarily on innovative design and technical capability, scale of field sales and service organization, breadth of product line, quality and price.

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

Under the Food, Drug and Cosmetic Act, as amended, medical devices are generally classified into one of three classes depending on the degree of risk to patients using the device. Class I is the lowest risk classification and most Class I devices are exempt from pre-market submission requirements. Some Class I devices and most Class II devices require a pre-market notification to and clearance from FDA as set forth under § 510(k) of the Food, Drug and Cosmetic Act, as amended, also known as a “510(k)” submission. The 510(k) process is one in which the FDA seeks to determine if a device is “substantially equivalent” to a legally marketed device. Class III devices are the highest risk devices, and a Pre-Market Approval (PMA) application must be submitted to and approved by the FDA before the manufacturer of a Class III product can proceed in marketing the product.

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

Our manufacturing processes are also required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, which are specified in FDA QSRs. The QSRs cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur, and the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

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

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME) and durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates. For instance, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminated the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2015 the update factor is 1.5% (reflecting a 2.1% inflation update that is partially offset by 0.6% “productivity adjustment”).

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Our products were first included in competitive bidding in 2012 when Centers for Medicare & Medicaid Services (CMS) included TENS units in a recompetition of a prior round of competitive bidding in nine CBAs as part of a new “General Home Equipment and Related Supplies and Accessories” product category. Although we submitted bids to supply products in this category and were selected as a successful bidder in two CBAs, we did not enter into a contract to be a supplier in those two regions. The reimbursement rate in those two regions was established at a 46% reduction to the Medicare fee schedule rate, which is generally consistent with the results of competitive bidding for other items of DME. CMS has also announced that competitive bidding for TENS as a standalone product will be conducted in 2015 in 117 CBAs, with the reimbursement rates resulting from that bidding to be announced in the winter of 2016. We plan to participate in that round of competitive bidding. In conformance with statutory requirements, CMS will begin applying pricing data from competitive bidding outside of CBAs beginning in 2016. Specifically, the reimbursement rate outside of CBAs for TENS and certain other items subject to limited competitive bidding will be 110% of the average of the rates established in the nine CBAs through competitive bidding, with 50% of this reduction in the reimbursement rate implemented on January 1, 2016 and the full reduction implemented on July 1, 2016.

In addition, in 2013 CMS released a listing of codes that it considers to be off-the-shelf (OTS) orthotics and subject to competitive bidding in the future. When our orthotic products are subject to competitive bidding, if we are not a contract supplier (or subcontractor) in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. CMS has not yet announced the schedule for competitive bidding for off-the-shelf orthotics. The Affordable Care Act (ACA) also authorizes the Secretary to use competitive bidding payment information to adjust OTS orthotics payments in areas outside of CBAs beginning in 2016.

The ACA established new disclosure requirements (sometimes referred to as the Physician Payment Sunshine Act) regarding financial arrangements between medical device and supplies manufacturers and physicians, including physicians who serve as consultants. The recordkeeping requirements became effective August 1, 2013. The first reports for data from August 2013 through December of 2013 were submitted in the spring of 2014 and made publicly available on September 30, 2014. The regulations require us to report annually to CMS all payments and other transfers of value to physicians and teaching hospitals for products payable under federal health care programs, as well as ownership or investments held by physicians or their family members. Failure to fully and accurately disclose transfers of value to physicians could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future.

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of individuals who can fit our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. The state of Texas has adopted such a licensure law which the state regulatory board has interpreted as not including an exemption for manufacturer’s sales representatives acting under the supervision of a physician and has issued a cease and desist letter directed to the fitting activities of our sales representatives in that state. We have requested clarification of such letter. Additional states may be considering similar legislation. If these laws are enforced without an exemption for manufacturer’s sales representatives or without our sales representatives qualifying as certified or licensed persons, our ability to fit and bill these products will be adversely impacted. In addition, in July 2013 we were served with a subpoena under HIPAA (as defined and further described below) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have of supplied the documents requested under the subpoena.

Efforts have also been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS has not implemented this requirement to date. In July 2014, CMS promulgated regulations to define the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotist. Under the proposed definition, CMS would consider only the following four categories of individuals to have such specialized training: a physician, a treating practitioner, an occupational therapist, or a physical therapist. Under this proposal, trained manufacturers’ representatives, certified athletic trainers, certified orthotic fitters, and other categories of individuals would not have been considered qualified to provide custom-fitting of orthotics. However, in the final rule published on November 6, 2014, CMS specified that it was not finalizing changes to this standard at this time.

Our international sales also depend in part upon the eligibility of our products for reimbursement through third party payors, the amount of reimbursement, and the allocation of payments between the patient and third party payors. Reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards. For example, in Germany, our largest foreign market, new regulations generally require adult patients to pay a portion of the cost of each medical technical device prescribed. This may adversely affect our sales and profitability by making it more difficult for patients in Germany to pay for our products. Any developments in our foreign markets that eliminate, reduce or materially modify coverage of, and reimbursement rates for, our products could have an adverse impact on our ability to sell our products.

Fraud and Abuse

We are subject to various and frequently changing federal and state laws and regulations pertaining to healthcare fraud and abuse. Many of these laws and regulations are vague or indefinite and may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes to our operations. Violations of these laws are punishable by criminal, civil and administrative sanctions, including, in some instances, loss of licenses and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the health care program for active duty military, retirees and their families managed by the Department of Defense).

Anti-Kickback and Other Fraud Laws

Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of remuneration has been broadly interpreted to include anything of value, including such items as gifts, discounts, waivers of payment, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services (HHS) has issued regulations, commonly known as safe harbors, which set forth certain conditions, which if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute for their involvement in certain types of arrangements or activities. The penalties for violating the Anti-Kickback Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

HIPAA

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created two new federal crimes effective as of August 21, 1996, relating to healthcare fraud and false statements regarding healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA applies to any healthcare benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the DOJ and provided enhanced resources to support the activities and responsibilities of the HHS, OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information, as described below in greater detail under “Federal Privacy and Transaction Law and Regulations.”

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

False Claims Laws

Under multiple state and federal statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as whistleblowers, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, which may be costly and protracted, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. A number of states have enacted false claims acts that are similar to the federal False Claims Act.

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. Under the ACA, claims for items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false claim. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

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

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA) , antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their representatives officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may be considered as meeting the definition of foreign officials for purposes of the FCPA. If we are found to have violated the FCPA or similar law, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. Among other things, the ACA expanded the Recovery Audit Contractors (RAC) program, an audit tool that utilizes private companies operating on a contingent fee basis to identify and recoup Medicare overpayments. The Medicare and Medicaid programs also have broad authority to impose payment suspensions when they believe credible allegations of fraud exist. We have historically been subject to pre and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. We review and assess such audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards. Noncompliance can result in, among other things, a revocation of Medicare billing privileges or termination from the Medicare program.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, as amended by the regulations promulgated pursuant to Health Information Technology for Economic and Clinical Health Act (HITECH Act), which we collectively refer to as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). These restrictions and requirements are set forth in the HIPAA Privacy, Security and Breach Notification Rules.

In many of our operations, we are a “covered entity” under HIPAA and therefore required to comply with the Privacy, Security and Breach Notification Rules, and are subject to significant civil and criminal penalties for failure to do so.We also provide services to customers that are covered entities themselves, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, and direct action by the federal government, including penalties.

On January 25, 2013, the Office for Civil Rights (OCR) of the Department of Health and Human Services published its final rule to modify the HIPAA Privacy, Security, Breach Notification and Enforcement Rules, including most revisions/additions made by the HITECH Act. The rule expanded the privacy and security requirements for business associates that create, receive, maintain or transmit protected health information for or on behalf of covered entities, increased penalties for noncompliance, and strengthened requirements for reporting of breaches of unsecured protected health information, among other changes. The rule also made business associates and their subcontractors directly liable for civil monetary penalties for impermissible uses and disclosures of protected health information. The rule became effective on March 23, 2013, and, with limited exception, entities and business associates covered by the rule were required to comply with most of the applicable requirements by September 23, 2013.

In addition to HIPAA, we must adhere to state patient confidentiality laws that are not preempted by HIPAA, including those that are more stringent than HIPAA requirements.

In November 2014, the Company experienced the loss of certain electronic protected health information following the theft of a laptop computer from the car of an IT consultant who was working for our Empi business in Shoreview, MN. The laptop belonged to the Company and contained reports which included patient data for approximately 160,000 patients. The data saved on the laptop computer was not encrypted. The Company has taken actions to notify all of the affected individuals and the media in most states as required by HIPAA. The Company has also provided the required notice to the Office of Civil Rights. As a result of this breach, the Company has undertaken additional remedial actions to strengthen its privacy and information security policies and infrastructure. We are unable to predict at this time whether or to what extent federal or state agencies will impose any civil monetary penalties or take other action as a result of this breach.

There are costs and administrative burdens associated with ongoing compliance with HIPAA and similar state law requirements. Any failure or perceived failure to comply carries with it the risk of significant penalties and sanctions. We cannot predict at this time the costs associated with ongoing compliance, or the ultimate impact of such laws and regulations on our results of operations, cash flows or financial condition.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2014.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be our affiliates. During 2014, Blackstone included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Employees

As of December 31, 2014, we had approximately 4,940 employees. Of these, approximately 3,510 were engaged in production and production support, approximately 90 in research and development, approximately 980 in sales and support, and approximately 360 in various administrative capacities including third party billing. Of these employees, approximately 2,130 were located in the United States, approximately 1,960 were located in Mexico and approximately 850 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

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

We are highly leveraged. As of December 31, 2014, our total indebtedness was $2,271.6 million, exclusive of net unamortized original issue discount of $0.7 million. We also had an additional $82.5 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

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

Substaintially all of our indebtedness matures in 2017 and 2018 and changes in the debt financing markets could negatively impact our ability to obtain attractive financing or re-financing for repayment of such indebtedness which would lead to increased financing costs and reduce our income.

Approximately $884.6 million principal amount of term loan borrowings under our senior secured credit facilities mature in September 2017 and approximately $1,370.0 million aggregate principal amount of our notes mature between October 2017 and April 2018. Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change relating to the terms of such debt financing with, for example, higher rates and/or more restrictive covenants, would have a material adverse impact on our business. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Risks Related To Our Business

If adequate levels of reimbursement and coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products; and our revenue and profits may decline.

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

Medicare payment for durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. CMS also has adopted regulations to begin adjusting national DMEPOS fee schedules to take into account competitive bidding pricing. See “Government Regulations—Third Party Reimbursement” in the “Business” section above. If we are not selected as a contract supplier (or subcontractor) in a particular region under competitive bidding, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

Because many private payors model their coverage and reimbursement policies on Medicare, other third party payors’ coverage of, and reimbursement for, our products also could be negatively impacted by legislative, regulatory or other measures that restrict Medicare coverage or reduce Medicare reimbursement.

Our international sales also depend in part upon the coverage and eligibility for reimbursement of our products through government-sponsored healthcare payment systems and third party payors, the amount of reimbursement, and the cost allocation of payments between the patient and government-sponsored healthcare payment systems and third party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent reimbursement standards relating to our international operations.

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

Medicare DMEPOS suppliers (other than certain exempted professionals) must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS including specific requirements for suppliers of custom-fabricated and custom-fitted orthoses and certain prosthetics. Medicare suppliers also are required to meet surety bond requirements. In addition, Medicare DMEPOS suppliers must comply with Medicare supplier standards in order to obtain and retain billing privileges, including meeting all applicable federal and state licensure and regulatory requirements. CMS periodically expands or otherwise clarifies the Medicare DMEPOS supplier standards and states periodically change licensure requirements, including licensure rules imposing more stringent requirements on out-of-state DMEPOS suppliers. We believe we currently are in compliance with these requirements. If we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements or state licensure requirements in the future, or if these requirements are changed or expanded, it could adversely affect our profits and results of operations.

If we, our contract manufacturers, or our component suppliers fail to comply with the Food and Drug Administration’s (the FDA) Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes, and the manufacturing processes of our contract manufacturers and component suppliers are required to comply with the FDA’s Quality System Regulation, which covers current Good Manufacturing Practice requirements including procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. We also are subject to state requirements and licenses applicable to manufacturers of medical devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. Moreover, if we fail to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements, we may receive a notice of a violation in the form of inspectional observations on Form FDA-483 or a warning letter, or we could otherwise be required to take corrective action and, in severe cases, we could suffer a disruption of our operations and manufacturing delays. If we fail to take adequate corrective actions, we could be subject to certain enforcement actions, including, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements. Any notice or communication from the FDA regarding a failure to comply with applicable requirements could adversely affect our product sales and profitability. We have received FDA warnings letters in the past and we cannot assure you that the FDA will not take further action in the future.

Our contract manufacturers and our component suppliers are also required to comply with the FDA’s Quality System Regulations. We cannot assure anyone that our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fail a quality system inspection, our product sales and profitability could be adversely affected.

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

We have established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for contractual allowances, rebates, product returns, rental credits, uncollectible accounts receivable and inventory and other allowances in any accounting period. If such judgments and estimates are inaccurate, our reserves for such items may have to be increased which could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

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

We have maintained customer relationships with numerous orthopedic surgeons, primary care physicians, other specialist physicians, physical therapists, athletic trainers, chiropractors and other healthcare professionals. We believe that sales of our products depend significantly on their confidence in, and recommendations of, our products. Acceptance of our products depends on educating the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to the products offered by our competitors and on training healthcare professionals in the proper use and application of our products. Failure to maintain these customer relationships and develop similar relationships with other leading healthcare professionals could result in fewer recommendations of our products, which may adversely affect our sales and profitability.

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

Federal and state legislatures and regulators have periodically considered proposals to limit the types of orthopedic professionals who can fit or sell our orthotic products or who can seek reimbursement for them. Several states have adopted legislation imposing certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices, and additional states may do so in the future. Although some of these state laws exempt manufacturers’ representatives, others do not. Such laws could reduce the number of potential customers by restricting our sales representatives’ activities in those jurisdictions and/or reduce demand for our products by reducing the number of professionals who fit and sell them. The adoption of such policies could have a material adverse impact on our business.

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. In 2014 CMS proposed, but ultimately did not adopt, a regulatory change that would have narrowly defined the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotists. We cannot predict whether additional restrictions will be implemented at the state or federal level or the impact of such policies on our business.

We rely on our own direct sales force for certain of our products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We rely on our own direct sales force of representatives in the United States and in Europe to market and sell certain of the orthopedic rehabilitation products which are intended for use in the home and in rehabilitation clinics. Some of our competitors rely predominantly on independent sales agents and third party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse impact on our results of operations.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 26.5% of our net revenues from customers outside the United States for the year ended December 31, 2014. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand, Tunisian Dinar and Indian Rupee. Sales denominated in foreign currencies accounted for 24.0% of our consolidated net sales for the year ended December 31, 2014, of which 17.1% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2014, we had outstanding MXN forward contracts to purchase an aggregate U.S. dollar equivalent of $0.5 million. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by Recovery Audit Contractors (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) could result in material delays in payment, as well as material recoupment or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

We are, directly or indirectly through our customers, subject to various federal and state laws pertaining to healthcare fraud and abuse, including the Federal Anti-Kickback Statute, several federal False Claims statutes, HIPAA’s healthcare fraud statute and false statements statute, federal physician self-referral prohibition (Stark Law) and state equivalents to these statutes.

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

The fraud and abuse laws and regulations are complex, and even minor, inadvertent irregularities in submissions can potentially give rise to investigations and claims that the law has been violated. Any violations of these laws or regulations could result in a material adverse impact on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change one or more of our business practices to be in compliance with these laws. Required changes could be costly and time consuming. Any failure to make required changes could result in our losing business or our existing business practices being challenged as unlawful.

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

In addition, we rely on third parties to manufacture some of our products. For example, we use a single source for many of the home electrotherapy devices our French channel distributes. If our agreements with these manufacturing companies were terminated, we may not be able to find suitable replacements within a reasonable amount of time or at all. Any such cessation, interruption or delay may impair our ability to meet scheduled deliveries of our products to our customers and may cause our customers to cancel orders. In that event, our reputation and results of operations may be adversely affected.

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2014, we obtained 31.1% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and may not be able to operate our business profitably. We may also become involved in litigation regarding our patents and other intellectual property rights which can have a material adverse effect on our operating results and financial condition.

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

We may become a party to lawsuits involving patents or other intellectual property. Such litigation is costly and time consuming. If we lose any of these proceedings, a court or a similar foreign governing body could invalidate or render unenforceable our owned or licensed patents or other intellectual property, require us to pay significant damages, seek licenses and/or pay ongoing royalties to third parties (which may not be available under terms acceptable to us, or at all), require us to redesign our products, or prevent us from manufacturing, using or selling our products, any of which would have an adverse impact on our results of operations and financial condition.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business, financial condition, results of operations and prospects.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support a variety of business processes, including medical records, financial transactions and records, personal identifying information, and payroll data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential patient and other customer information, such as individually identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, theft of mobile equipment, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized disclosure of confidential information. If personal or otherwise protected information of our patients is improperly accessed, tampered with or distributed, we may incur significant costs to remediate possible injury to the affected patients and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential patient health information. Any failure to maintain proper functionality and security of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of February 20, 2015, affiliates of Blackstone collectively beneficially own 97.5% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2.	PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	September 2016	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2016	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
Shoreview, Minnesota	Office, operations, medical billing	Leased	October 2018 (a)	94
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	54
Sfax, Tunisia	Manufacturing facility	Leased	Various	42
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019 (b)	53
Austin, Texas	Office and distribution facility	Leased	February 2020	35
Vista, California	Manufacturing facility	Leased	December 2018	53
Vista, California	Office and distribution facility	Leased	February 2017	21
Arden Hills, Minnesota	Office and manufacturing facility	Leased	September 2015	20
Freiburg, Germany	Research and development, distribution facility	Leased	December 2016	20
Freiburg, Germany	Research and development, distribution facility	Leased	June 2017	27
Mouguerre, France	Office and distribution facility	Leased	December 2021	51
Sydney, Australia	Office and distribution facility	Leased	April 2017	28
Mississauga, Canada	Office and distribution facility	Leased	April 2020	30
Herentals, Belgium	Office and distribution facility	Leased	March 2015	26
Freiburg, Germany	Office and distribution facility	Leased	December 2020	23
Malmo, Sweden	Office and distribution facility	Leased	March 2017	14
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2025	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	May 2016	12
Other various locations	Various	Leased	Various	65

(a)	Renewable, at our option, for one additional five-year term.
(b)	Renewable, at our option, for two additional five-year terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 7 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in two U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past four years, we have entered into settlements with plaintiffs in approximately 140 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy. The carrier under our directors and officers liability policy has agreed to reimburse defense costs incurred in this matter, subject to reservation of rights to deny coverage for customary matters. A tentative settlement has been reached in this case, which if completed will result in a dismissal of the lawsuit and complete resolution of this matter.

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

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with both the government and the relator, and the case continues against the remaining defendants, with the relator pressing for discovery after years of inactivity on the case. While we believe the case against us has no merit, we can make no assurances as to the resources that will be needed to respond to this matter or the final outcome of the case.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion is pending. We believe that this lawsuit is without merit and intend to vigorously defend this case.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of DJO by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2014, DJO issued 115,693 shares of its common stock upon the net exercise of vested stock options that had been granted to two former members of DJO’s Board of Directors in 2006 and to employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The two former directors and employees exercised these Rollover Options for a total of 507,088 shares of DJO’s common stock, from which we withheld 391,395 shares to cover $6.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 115,693 shares.

Additionally, during the year ended December 31, 2014, DJO issued 6,447 shares of its common stock upon the exercise of stock options. Net proceeds are included in Member capital in our Consolidated Balance Sheet as of December 31, 2014.

During the year ended December 31, 2013, DJO issued 72,151 shares of common stock upon the net exercise of Rollover Options. During the year ended December 31, 2013, the net exercise method was employed by the participants to exercise Rollover Options to acquire 221,057 shares of our common stock; we withheld 148,906 of the shares subject to the Rollover Options to cover $2.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 72,151 shares to the participants.

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

As of February 20, 2015, there were 37 holders of DJO’s common stock.

As of February 20, 2015, 100% of DJOFL’s membership interests were owned by DJO Holdings LLC.

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

	Year Ended December 31,
($ in thousands)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$1,229,166	$1,175,457	$1,129,420	$1,074,770	$965,973
Loss from continuing operations (1)	(89,562)	(202,562)	(118,368)	(213,587)	(51,675)
Net loss attributable to DJOFL (1)	(90,534)	(203,452)	(119,150)	(214,469)	(52,532)
Depreciation and amortization	128,810	128,666	127,459	121,151	103,519
Balance Sheet Data (at period end):
Cash and cash equivalents	$31,144	$43,578	$31,223	$38,169	$38,132
Total assets	2,598,493	2,694,779	2,862,416	2,894,860	2,779,790
Long-term debt, net of current portion	2,261,941	2,251,167	2,223,816	2,159,091	1,816,291
DJOFL membership (deficit) equity	(124,234)	(21,926)	182,092	295,813	504,139

(1)	Results for the years ended December 31, 2013, 2012, and 2011 include aggregate goodwill and intangible asset impairment charges of $106.6 million, $7.4 million, and $141.0 million, respectively.

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

Operating Segments

The company’s continuing operations fall into four operating segments; Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. See Note 18 to our Consolidated Financial Statements for financial and other additional information regarding our segments.

Some of the tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges.

Recent Acquisitions

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

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2014		2013		2012
Net sales	$1,229,166	100.0%	$1,175,457	100.0%	$1,129,420	100.0%
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets (1))	495,397	40.3	471,665	40.2	443,859	39.3
Selling, general and administrative	499,205	40.6	477,990	40.7	460,111	40.7
Research and development	37,742	3.1	33,221	2.8	27,892	2.5
Amortization of intangible assets	93,071	7.6	95,539	8.1	97,243	8.6
Impairment of goodwill	—	—	102,000	8.7	—	—
Impairment of intangible assets	—	—	4,600	0.3	7,397	0.7

	1,125,415	91.6	1,185,015	100.8	1,036,502	91.8

Operating income (loss)	103,751	8.4	(9,558)	(0.8)	92,918	8.2
Other (expense) income:
Interest expense, net	(174,291)	(14.2)	(177,542)	(15.1)	(182,854)	(16.1)
Loss on modification and extinguishment of debt	(938)	(0.1)	(1,059)	(0.1)	(36,889)	(3.3)
Other (expense) income, net	(5,194)	(0.4)	(1,287)	(0.1)	3,553	0.3

	(180,423)	(14.7)	(179,888)	(15.3)	(216,190)	(19.1)

Loss from continuing operations before income taxes	(76,672)	(6.3)	(189,446)	(16.1)	(123,272)	(10.9)
Income tax (provision) benefit	(12,890)	(1.0)	(13,116)	(1.1)	4,904	0.5

Net loss	(89,562)	(7.3)	(202,562)	(17.2)	(118,368)	(10.4)
Net income attributable to noncontrolling interests	(972)	(0.1)	(890)	(0.1)	(782)	(0.1)

Net loss attributable to DJOFL	$(90,534)	(7.4)%	$(203,452)	(17.3)%	$(119,150)	(10.5)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $34,368, $35,125, and $38,355 for the years ended December 31, 2014, 2013 and 2012, respectively.

Year Ended December 31, 2014 (2014) Compared to Year Ended December 31, 2013 (2013)

Net Sales. Our net sales for 2014 were $1,229.2 million, compared to net sales of $1,175.5 million for 2013, representing a 4.6% increase year over year. In constant currency, excluding an unfavorable impact of $3.0 million related to changes in foreign exchange rates in effect in 2014 compared to the rates in effect in 2013, net sales increased by $56.7 million, or 4.8%, to $1,232.2 million for 2014 from $1,175.5 million for 2013.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2014	% of Net Sales	2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$504,590	41.1%	$476,492	40.5%	$28,098	5.9%
Recovery Sciences	299,122	24.3	312,783	26.6	(13,661)	(4.4)
Surgical Implant	100,139	8.1	87,088	7.4	13,051	15.0
International	325,315	26.5	299,094	25.5	26,221	8.8

Total net sales	$1,229,166	100.0%	$1,175,457	100.0%	$53,709	4.6%

Net sales in our Bracing and Vascular segment were $504.6 million for 2014, increasing 5.9% from net sales of $476.5 million for 2013. Growth in net sales in this segment is being driven by sales of new bracing and compression system products, as well as new account acquisition in our OfficeCare channel.

Net sales in our Recovery Sciences segment were $299.1 million for 2014, decreasing 4.4% from net sales of $312.8 million for 2013. The decrease was primarily driven by changes in reimbursement for certain Empi products and slower than anticipated CMF product sales.

Net sales in our Surgical Implant segment were $100.1 million for 2014, increasing 15.0% from net sales of $87.1 million for 2013. The increase was driven by strong sales of our shoulder products as well as sales of new hip products and overall strong sales execution.

Net sales in our International segment were $325.3 million for 2014, increasing 8.8% from net sales of 299.1 million for 2013. In constant currency, excluding an unfavorable impact of $3.0 million related to changes in foreign exchange rates in effect in 2014 compared to the rates in effect in 2013, net sales for 2014 for the International segment increased 9.8% compared to net sales for 2013. Growth in net sales in this segment is being driven by sales from new products, improved sales execution, and increased sales penetration in certain geographies.

Cost of Sales. Costs of sales increased to $495.4 million for 2014, from $471.7 million for 2013. As a percentage of net sales, costs of sales remained fairly consistent at 40.3% for 2014, compared to 40.2% for 2013.

Selling, General and Administrative (SG&A). SG&A expenses increased to $499.2 million for 2014, from $478.0 million in 2013. As a percentage of net sales, SG&A expenses remained fairly consistent at 40.6% for 2014, compared to 40.7% for 2013. The increase was driven by higher variable selling costs due to a relative increase in sales for the Bracing and Vascular and Surgical Implant segments, an increase in accounts receivable allowance for doubtful accounts in our reimbursement channels due to a trend over the past three quarters in slower collections and uncertainty as to the continuation and duration of such trend, and an increase in reorganization and integration costs, offset by savings in wages and related costs of benefits.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	2014	2013
Integration charges:
Global business unit reorganization and integration	$7,304	$5,438
Acquisition related expenses and integration	325	1,152
CFO transition	227	1,673
Litigation and regulatory costs and settlements, net	5,730	3,563
Automation projects	5,867	5,550
Other non-recurring items	4,981	8,526

	$24,434	$25,902

Research and Development (R&D). R&D expenses increased to $37.7 million for 2014, from $33.2 million in 2013. As a percentage of net sales, R&D expense increased to 3.1% in 2014 from 2.8% in 2013, reflecting an increase in our new product development activities primarily in our Bracing and Vascular segment.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $93.1 million for 2014, from $95.6 million for 2013. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense, net. Our interest expense, net decreased to $174.3 million for 2014, from $177.5 million for 2013. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for 2014 consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished. Loss on modification and extinguishment of debt for 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.

Other Expense, Net. Other expense, net increased to $5.2 million for 2014, from $1.3 million for 2013. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We recorded income tax expense of $12.9 million on pre-tax losses of $76.7 million, resulting in a negative effective tax rate of 16.8% in 2014. For 2013, we recorded income tax expense of $13.1 million on pre-tax losses of $189.4 million, resulting in a negative effective tax rate of 6.9%. We are subject to federal and state income tax in the United States and in the various foreign countries where we do business. Our tax rates are negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax. In addition, we do not currently recognize a tax benefit for our US and state tax loss carryovers because we cannot conclude that it is more likely than not they will offset future taxable income.

We recorded income tax expense, although there were pretax losses, primarily because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, income tax expense recorded for the years ended December 31, 2014 and 2013 included the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets, that was not available to offset existing deferred tax assets.

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

Net sales in our Bracing and Vascular segment were $476.5 million for 2013, increasing 7.2% from net sales of $444.4 million for 2012. Growth in net sales in this segment is being driven by sales of new products as a result of our acquisition of Exos as well as increased sales of existing products.

Net sales in our Recovery Sciences segment were $312.8 million for 2013, decreasing 5.6% from net sales of $331.5 million for 2012. The decrease was primarily driven by changes in reimbursement for certain Empi products and by slow market conditions for Chattanooga capital equipment.

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

Cost of Sales. Costs of sales increased to $471.7 million for 2013, from $443.9 million for 2012. As a percentage of net sales, costs of sales increased from 40.2% for 2013, compared to 39.3% for 2012.

Selling, General and Administrative (SG&A). SG&A expenses increased to $478.0 million for 2013, from $460.1 million in 2012. As a percentage of net sales, SG&A expense remained consistent at 40.7% for 2013 and 2012.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	2013	2012
Integration charges:
Global business unit reorganization and integration	$5,438	$6,042
Acquisition related expenses and integration	1,152	2,277
CEO transition	—	183
CFO transition	1,673	—
Litigation and regulatory costs and settlements, net	3,563	11,247
Other non-recurring items	8,526	3,150
Automation projects	5,550	4,905

	$25,902	$27,804

Research and Development (R&D). R&D expenses increased to $33.2 million for 2013, from $27.9 million in 2012. As a percentage of net sales, R&D expense increased to 2.8% in 2013 from 2.5% in 2012, reflecting an increase in our new product development activities, including expenses incurred in 2013 by Exos, which we acquired in December 2012.

Amortization of Intangible Assets. Amortization of intangible assets was $95.5 million in 2013 and $97.2 million for 2012. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category, partially offset by an increase in our patents and technology intangible assets resulting from our 2012 acquisition of Exos.

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

Interest Expense, net. Our interest expense, net was $177.5 million for 2013 and $182.9 million for 2012. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

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

Income Tax (Provision) Benefit. We recorded an income tax expense of $13.1 million on pre-tax losses of $189.4 million, resulting in a negative effective tax rate of 6.9% in 2013. In 2012 we recorded an income tax benefit of $4.9 million on a pre-tax loss of $123.3 million, resulting in an effective tax rate of 4.0%. The change in our effective tax rates from 2012 to 2013 occurs primarily because we no longer recorded tax benefits relating to our tax loss carryforwards beginning 2013 as we could not conclude it was more likely than not they would offset future taxable income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this standard has the potential to impact the Company’s accounting for and disclosure of any future discontinued operations.

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

In June 2014, the FASB issued an accounting standards update related accounting for share-based payments. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In August 2014, the FASB issued an accounting standards update related to going concern disclosures. The standard requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

Liquidity and Capital Resources

As of December 31, 2014, our primary sources of liquidity consisted of cash and cash equivalents totaling $31.1 million and our $100.0 million revolving credit facility, of which $82.5 million was available. Our revolving credit balance was $17.0 million as of December 31, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at December 31, 2014 was $235.6 million.

We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our revolving credit facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, and debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our senior secured credit facilities, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the senior secured credit facilities. We and our subsidiaries, affiliates, or significant shareholders (including Blackstone and its affiliates) may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities (including any publicly issued debt securities), in privately negotiated or open market transactions, by tender offer or otherwise.

Cash Flows

Operating activities provided $46.5 million, $29.8 million and $44.6 million of cash for 2014, 2013 and 2012, respectively. Cash provided by operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. In 2014, changes in working capital largely consisted of increases in inventories which used cash of $20.5 million compared to providing cash of $4.5 million in 2013 and using cash of $21.9 million in 2012. For 2014, 2013 and 2012, cash paid for interest was $165.5 million, $171.4 million and $162.6 million, respectively.

Investing activities used $58.4 million, $41.1 million and $64.0 million of cash for 2014, 2013 and 2012 respectively. Cash used in investing activities for 2014 primarily consisted of $52.8 million for purchases of property and equipment primarily for surgical instruments to support growth, IT automation technology, manufacturing equipment for new products and more efficient production, and $4.6 million related to the acquisition of Speetec. Cash used in investing activities for 2013 primarily consisted of purchases of property and equipment of $37.5 million primarily for surgical instruments and IT automation technology, and $2.0 million related to the acquisition of assets from our vascular distributors in Australia and South Africa. Cash used in investing activities for 2012 primarily consisted of purchases of property and equipment of $33.0 million and cash paid for the acquisition of Exos of $30.0 million, net of cash acquired.

Financing activities used cash of $23 thousand in 2014 and provided $23.3 million and $12.0 million of cash in 2013 and 2012, respectively. Cash used in financing activities in 2014 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos. Cash provided in financing activities in 2013 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities. Cash provided by financing activities in 2012 consisted of proceeds from borrowings under our senior secured credit facilities and our new 8.75% Notes, offset by repayments of our original senior secured credit facilities and our 10.875% Notes and the payment of $55.9 million of debt issuance, modification and extinguishment costs. During 2012, we received an investment of $2.0 million from DJO, our indirect parent, related to proceeds from the sale of common stock.

Indebtedness

As of December 31, 2014, we had $2,271.6 million in aggregate indebtedness outstanding, exclusive of a net unamortized original issue discount of $0.7 million. The principal amount and carrying value of our debt was as follows for December 31, 2014 and 2013 (in thousands):

	2014		2013
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$17,000	$17,000	$38,000	$38,000
Term loans	884,560	879,476	853,400	846,297

	901,560	896,476	891,400	884,297
Note financing:
8.75% second priority senior secured notes	330,000	334,377	330,000	335,490
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,374,377	1,370,000	1,375,490

Other debt:	63	63	—	—

Total indebtedness	$2,271,623	$2,270,916	$2,261,400	$2,259,787

Senior Secured Credit Facilities. Our senior secured credit facilities at December 31, 2014 consist of $884.6 million of term loans which mature on September 15, 2017 and a $100.0 million revolving credit facility which matures on March 15, 2017. Our revolving credit balance was $17.0 million at December 31, 2014 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 325 basis points. The interest rate margins applicable to the term loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.23%.

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

See Note 12 to our Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.75:1 for the trailing twelve months ended December 31, 2014. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of December 31, 2014, our actual senior secured first lien leverage ratio was within the required ratio at 3.08:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2014, measured on that date, was 1.70:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.75:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net loss attributable to DJO Finance LLC	$(90,534)	$(203,452)	$(119,150)
Interest expense, net	174,291	177,542	182,854
Income tax expense (benefit)	12,890	13,116	(4,904)
Depreciation and amortization	128,810	128,666	127,459
Non-cash charges (a)	(142)	107,723	10,769
Non-recurring and integration charges (b)	42,558	30,600	32,584
Other adjustment items, before permitted pro forma adjustments (c)	14,383	10,500	41,402

	282,256	264,695	271,014
Permitted pro forma adjustments (d)
Pre-acquisition Adjusted EBITDA	—	—	1,590
Future cost savings	—	—	1,396

Adjusted EBITDA	$282,256	$264,695	$274,000

(a)	Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Stock compensation expense	$1,869	$2,155	$2,339
Impairment of goodwill and intangible assets	—	106,600	7,397
Impairment of fixed assets and assets held for sale	—	—	975
Purchase accounting adjustments (1)	(1,250)	(1,568)	—
(Gain) loss on disposal of assets, net	(761)	536	58

Total non-cash items	$(142)	$107,723	$10,769

(1)	Purchase accounting adjustments for the twelve months ended December 31, 2014 consist of $0.2 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec. Purchase accounting adjustments for 2013 consist of $0.9 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Integration charges:
Global business unit reorganization and integration	$10,030	$7,077	$7,025
Acquisition related expenses and integration (1)	331	1,863	3,020
CEO transition	—	—	183
CFO transition	227	1,673	—
Litigation and regulatory costs and settlements, net (2) (3)(4)	5,752	3,906	12,582
Other non-recurring items (5) (6) (7)	20,351	10,531	4,129
ERP implementation and other automation projects	5,867	5,550	5,645

Total non-recurring and integration charges	$42,558	$30,600	$32,584

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended December 31, 2014, litigation and regulatory costs consisted of $0.9 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products and $4.9 million related to other litigation and regulatory costs and settlements.
(3)	For the twelve months ended December 31, 2013, litigation and regulatory costs consisted of $3.1 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.7 million related to other litigation and regulatory costs and settlements, net of $2.0 million received related to an indemnity claim from a third party pain pump manufacturer and a settlement with its insurance carrier, and a $0.9 million favorable cost estimate adjustment for the post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products.
(4)	For the twelve months ended December 31, 2012, litigation and regulatory costs consisted $4.7 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products, $3.8 million related to other litigation and regulatory costs and settlements, $2.8 million of estimated costs to complete a post-market surveillance study required by the FDA related to our discontinued metal-on-metal hip implant products and a $1.3 million judgment related to a French litigation matter we intend to appeal.
(5)	For the twelve months ended December 31, 2014, other non-recurring items consist of $1.7 million in incremental Empi bad debt expense related to CMS’s decision to deny coverage for TENS for the treatment of chronic low back pain outside of clinical studies (the Medicare CLBP decision), $13.7 million in specifically identified non-recurring operational and regulatory projects, $2.2 million in expenses related to our Tunisia factory fire and $2.8 million in professional fees and other non-recurring charges.
(6)	For the twelve months ended December 31, 2013, other non-recurring items consist of $5.8 million in incremental Empi bad debt expense related to the Medicare CLBP decision, $1.9 million in specifically identified non-recurring operational and regulatory projects, $0.9 million in expenses related to our Tunisia factory fire and $2.0 million in other non-recurring travel & professional fees.
(7)	For the twelve months ended December 31, 2012, other non-recurring items consist of $2.6 million in non-recurring human resource talent initiatives, $0.8 million in specifically identified non-recurring operational and regulatory projects, $0.3 million related to the move of one of our factories and $0.4 million in other non-recurring professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	972	890	781
Loss on modification and extinguishment of debt (1) (2)(3)	938	1,059	36,889
Other (4)	5,473	1,551	(3,268)

Total other adjustment items before permitted pro forma adjustments	$14,383	$10,500	$41,402

(1)	Loss on modification and extinguishment of debt for the twelve months ending December 31, 2014 consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.
(2)	Loss on modification and extinguishment of debt for the twelve months ending December 31, 2013 consists of $0.9 million in arrangement and amendment fees and other fees and expenses incurred in connection with the March 2013 amendment of our senior secured credit facilities and $0.2 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with term loans which were extinguished.

(3)	Loss on modification and extinguishment of debt for the twelve months ending December 31, 2012 consists of $17.2 million in premiums related to the fourth quarter 2012 repurchase or redemption of our 10.875% Senior Secured Notes (“10.875% Notes”), $12.7 million related to the non-cash write off of unamortized debt issuance costs related to the 10.875% Notes and $0.1 million in legal and other fees, net of $2.5 million related to the non-cash write off of unamortized original issue premium associated with the 10.875% Notes, $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the March 2012 amendment of our senior secured credit facilities and $0.8 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with a portion of our term loans which were extinguished.
(4)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

(d)	Permitted pro forma adjustments include:

•	Pre-acquisition Adjusted EBITDA related to the acquisition acquired businesses.

•	Future cost savings for the year ended December 31, 2012 included $0.6 million for Dr. Comfort, $0.3 million for Circle City, $0.2 million for Exos and $0.3 million for ETI.

Contractual Commitments

As of December 31, 2014, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations	$2,271,623	$8,975	$1,192,648	$1,070,000	$—
Interest payments (1)	495,742	162,793	307,479	25,470	—
Operating lease obligations	73,254	17,374	25,343	16,318	14,219
Purchase obligations	101,564	73,564	14,000	14,000	—

Total contractual commitments	$2,942,183	$262,706	$1,539,470	$1,125,788	$14,219

(1)	$1,370.0 million principal amount of long-term debt is subject to fixed interest rates and $901.6 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.25%, which is equal to the average assumed effective interest rate for the term loans under the senior secured credit facilities over the remainder of their term.

As of December 31, 2014, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $73.3 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in November 2007, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the monitoring fee agreement.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2014, 2013 and 2012, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 35%, 40% and 35%, respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 66%, 73% and 72% of our net revenues for the year ended December 31, 2014, 2013 and 2012, respectively. Direct-billed customers represented approximately 67% and 71% of our net accounts receivable at December 31, 2014 and 2013, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2014, 2013 and 2012.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 34%, 27% and 28% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Third party payor customers represented approximately 33% and 30%, respectively, of our net accounts receivable at December 31, 2014 and 2013. For the years ended December 31, 2014, 2013 and 2012, we estimate bad debt expense to be approximately 6%, 6% and 4%, respectively, of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as Selling, general and administrative expense in our Consolidated Statements of Operations.

Our reserve for rebates accounts for incentives that we offer certain of our distributors. These rebates are substantially attributable to sales volume, sales growth or to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

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

Inventory Reserves

We provide reserves for estimated excess and obsolete inventories equal to the difference between the costs of inventories on hand and the costs of projected inventories required based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products.

We consign a portion of our inventory to allow our products to be immediately dispensed to patients. This requires inventory to be on hand for the products we sell through consignment arrangements. It also increases the sensitivity of these products to obsolescence reserve estimates. As this inventory is not in our possession, we maintain additional reserves for estimated shrinkage of these inventories based on the results of periodic inventory counts and historical trends.

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

In performing our 2014 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 1% and 6% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.6% to 11.3%, and terminal value growth rates ranging from 1.4% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value and no reporting unit was at risk of failing the test. The percentage by which fair value of the six reporting units exceeded their carrying value ranged from 30.9% to 126.1%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2014 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 9.6% to 11.3%, and terminal value growth rates ranging from 1.4% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 10.5% to 89.6%. As such, we determined that these indefinite lived intangible assets are not impaired.

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

We generated additional deferred tax liabilities related to tax amortization of acquired indefinite lived intangible assets because these assets were not amortized for financial reporting purposes. The tax amortization in current and future years gives rise to a deferred tax liability which will only reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to offset the deferred tax asset related to the net operating loss carry forward for tax purposes that is generated by the same amortization. This “naked credit” gives rise to the need for additional valuation allowance.

Our gross deferred tax asset balance was $280.3 million at December 31, 2014 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2014, we maintained a valuation allowance of $137.5 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards and capital loss carryforwards not expected to be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of December 31, 2014, we have $1,370.0 million of aggregate fixed rate notes and $901.6 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the year ended December 31, 2014 by $1.6 million. As of December 31, 2014, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.16% as of December 31, 2014. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the year ended December 31, 2014 would have increased the rate applicable to our variable debt by only 0.16%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the year ended December 31, 2014, sales denominated in foreign currencies accounted for 24.0% of our consolidated net sales, of which 17.1% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2014, these foreign exchange forward contracts are short term contracts expiring in January 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, (deficit) equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

February 20, 2015

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,144	$43,578
Accounts receivable, net	188,060	185,088
Inventories, net	175,340	154,983
Deferred tax assets, net	24,598	27,527
Prepaid expenses and other current assets	17,172	27,951

Total current assets	436,314	439,127
Property and equipment, net	120,107	107,829
Goodwill	1,141,188	1,149,331
Intangible assets, net	868,031	958,993
Other assets	32,853	39,499

Total assets	$2,598,493	$2,694,779

Liabilities and Deficit
Current liabilities:
Accounts payable	$62,960	$56,374
Accrued interest	29,600	29,682
Current portion of debt obligations	8,975	8,620
Other current liabilities	99,145	109,472

Total current liabilities	200,680	204,148
Long-term debt obligations	2,261,941	2,251,167
Deferred tax liabilities, net	243,123	242,028
Other long-term liabilities	14,365	16,718

Total liabilities	$2,720,109	$2,714,061

Commitments and contingencies

Deficit:
DJO Finance LLC membership deficit:
Member capital	839,781	838,769
Accumulated deficit	(952,412)	(861,878)
Accumulated other comprehensive (loss) income	(11,603)	1,183

Total membership deficit	(124,234)	(21,926)
Noncontrolling interests	2,618	2,644

Total deficit	(121,616)	(19,282)

Total liabilities and deficit	$2,598,493	$2,694,779

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net sales	$1,229,166	$1,175,457	$1,129,420

Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $34,368, $35,125, and $38,355 for the year ended December 31, 2014, 2013 and 2012, respectively)	495,397	471,665	443,859
Selling, general and administrative	499,205	477,990	460,111
Research and development	37,742	33,221	27,892
Amortization of intangible assets	93,071	95,539	97,243
Impairment of goodwill	—	102,000	—
Impairment of intangible assets	—	4,600	7,397

	1,125,415	1,185,015	1,036,502

Operating income (loss)	103,751	(9,558)	92,918
Other (expense) income:
Interest expense, net	(174,291)	(177,542)	(182,854)
Loss on modification and extinguishment of debt	(938)	(1,059)	(36,889)
Other (expense) income, net	(5,194)	(1,287)	3,553

	(180,423)	(179,888)	(216,190)

Loss before income taxes	(76,672)	(189,446)	(123,272)
Income tax (provision) benefit	(12,890)	(13,116)	4,904

Net loss	(89,562)	(202,562)	(118,368)
Net income attributable to noncontrolling interests	(972)	(890)	(782)

Net loss attributable to DJO Finance LLC	$(90,534)	$(203,452)	$(119,150)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(89,562)	$(202,562)	$(118,368)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $3,871, $(1,212), and $(1,386) for the year ended December 31, 2014, 2013, and 2012, respectively	(13,167)	19	1,108

Other comprehensive (loss) income	(13,167)	19	1,108

Comprehensive loss	(102,729)	(202,543)	(117,260)
Comprehensive income attributable to non-controlling interests	(591)	(1,010)	(824)

Comprehensive loss attributable to DJO Finance LLC	$(103,320)	$(203,553)	$(118,084)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC				Non-controlling interests	Total (deficit) equity
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity
Balance at December 31, 2011	$834,871	$(539,276)	$218	$295,813	$2,143	$297,956
Net (loss) income	—	(119,150)	—	(119,150)	782	(118,368)
Other comprehensive income, net of taxes	—	—	1,066	1,066	42	1,108
Investment by parent	2,000	—	—	2,000	—	2,000
Stock-based compensation	2,339	—	—	2,339	—	2,339
Exercise of stock options	24	—	—	24	—	24
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(649)	(649)

Balance at December 31, 2012	839,234	(658,426)	1,284	182,092	2,318	184,410
Net (loss) income	—	(203,452)	—	(203,452)	890	(202,562)
Other comprehensive (loss) income, net of taxes	—	—	(101)	(101)	120	19
Stock-based compensation	2,155	—	—	2,155	—	2,155
Cancellation of vested options	(2,001)	—	—	(2,001)	—	(2,001)
Exercise of stock options	(619)	—	—	(619)	—	(619)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(684)	(684)

Balance at December 31, 2013	838,769	(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(90,534)	—	(90,534)	972	(89,562)
Other comprehensive loss, net of taxes	—	—	(12,786)	(12,786)	(381)	(13,167)
Stock-based compensation	1,869	—	—	1,869	—	1,869
Exercise of stock options	(857)	—	—	(857)	—	(857)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(617)	(617)

Balance at December 31, 2014	$839,781	$(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(89,562)	$(202,562)	$(118,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,739	33,127	30,216
Amortization of intangible assets	93,071	95,539	97,243
Amortization of debt issuance costs and non-cash interest expense	8,692	8,012	9,732
Stock-based compensation expense	1,869	2,155	2,339
Impairment of goodwill	—	102,000	—
Impairment of intangible assets	—	4,600	7,397
(Gain) loss on disposal of assets, net	(843)	1,108	1,686
Deferred income tax provision (benefit)	6,358	4,738	(11,581)
Loss on modification and extinguishment of debt	938	1,059	36,889
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,271)	(17,865)	(7,264)
Inventories	(20,531)	4,473	(21,937)
Prepaid expenses and other assets	11,064	(8,755)	1,313
Accrued interest	(81)	(1,969)	10,723
Accounts payable and other current liabilities	7,044	4,120	6,231

Net cash provided by operating activities	46,487	29,780	44,619

Cash Flows From Investing Activities:
Purchases of property and equipment	(52,793)	(37,484)	(32,950)
Cash paid in connection with acquisitions, net of cash acquired	(4,587)	(1,953)	(29,909)
Other investing activities, net	(1,038)	(1,626)	(1,106)

Net cash used in investing activities	(58,418)	(41,063)	(63,965)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	1,000,294	549,417	1,342,450
Repayments of debt obligations	(990,219)	(523,037)	(1,276,045)
Payment of debt issuance, modification and extinguishment costs	(1,812)	(2,387)	(55,827)
Payment of contingent consideration	(5,690)	—	—
Investment by parent	—	—	2,000
Cash paid in connection with the cancellation of vested options	(2,001)	—	—
Dividend paid by subsidiary to owners of noncontrolling interests	(617)	(684)	(649)
Exercise of stock options	22	—	24

Net cash (used in) provided by financing activities	(23)	23,309	11,953

Effect of exchange rate changes on cash and cash equivalents	(480)	329	447

Net (decrease) increase in cash and cash equivalents	(12,434)	12,355	(6,946)
Cash and cash equivalents, beginning of year	43,578	31,223	38,169

Cash and cash equivalents, end of year	$31,144	$43,578	$31,223

Supplemental disclosures of cash flow information:
Cash paid for interest	$165,469	$171,361	$162,579
Cash paid for taxes, net	$7,442	$7,834	$4,704

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs were recorded for the year ended December 31, 2013. Additionally, we recorded $1.3 million in revenue from business interruption insurance proceeds for the year ended December 31, 2013. Final claims were settled against the policies in September 2014. As a result, estimated losses were adjusted to $3.3 million, and additional $2.3 million in revenue from business interruption insurance proceeds was recorded for the year ended December 31, 2014. The activity in the corresponding insurance receivable was follows (in thousands):

Year Ended
December 31, 2014
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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $2.0 million, $1.9 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, we had $8.5 million and $10.5 million respectively, of unamortized internally developed software costs included within property and equipment in our Consolidated Balance Sheets.

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

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,847	$1,488	$1,756
Amount charged to expense for estimated warranty costs	1,788	1,138	338
Deductions for actual costs incurred	(1,693)	(779)	(606)

Balance, end of year	$1,942	$1,847	$1,488

Self Insurance. We are partially self-insured for certain employee health benefits and product liability claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.

Revenue Recognition. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title occurs; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

We sell our products through a variety of distribution channels. We generally recognize revenue when we ship our products to our customers. We include amounts billed to customers for freight in revenue. We recognize revenue, both rental and purchase, for products sold directly to patients or their third party insurance payors, when our product has been dispensed or shipped to the patient and the patient’s insurance has been verified.

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

Advertising Costs. We expense advertising costs as they are incurred. For the years ended December 31, 2014, 2013 and 2012, advertising costs were $4.7 million, $6.4 million and $6.5 million, respectively. In 2013 we revised our definition of advertising costs to exclude certain other marketing and promotion costs. The amounts for the year ended December 31, 2012 have been revised to conform to the current definition.

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

Foreign Currency Translation and Transactions. The reporting currency of DJOFL is the U.S. Dollar. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date, and our Consolidated Statement of Operations is translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of other comprehensive income (loss) in our Consolidated Statement of Comprehensive Loss. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2014, 2013 and 2012, foreign transaction (losses) gains were $(5.3) million, $(1.5) million and $3.6 million, respectively.

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

Comprehensive Income (Loss). Comprehensive income (loss) includes net income (loss) as per our Consolidated Statement of Operations and other comprehensive income (loss). Other comprehensive income (loss), which is comprised of unrealized gains and losses on foreign currency translation adjustments, net of tax, is included in our Consolidated Statement of Comprehensive Loss.

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 26.5%, 25.5% and 24.8% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2014, 2013 and 2012, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

Fair Value of Financial Instruments. The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. See Note 12 for information concerning the fair value of our variable and fixed rate debt.

Recent Accounting Standards. In July 2013, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this standard has the potential to impact the Company’s accounting for and disclosure of any future discontinued operations.

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

In June 2014, the FASB issued an accounting standards update related accounting for share-based payments. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In August 2014, the FASB issued an accounting standards update related to going concern disclosures. The standard requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

3. ACQUISITIONS

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (“Speetec”). Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products in Germany. The purchase price consisted of a cash payment at closing of $5.0 million, a holdback of $1.3 million for potential indemnity claims and $1.6 million for the fair value of contingent consideration. The fair value of contingent consideration equals approximately 25% of the total potential contingent consideration of $7.3 million. The valuation was based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015.

The indemnity holdback accrues interest at the Euribor rate plus 100 basis points and is 50% payable in March 2015 and March 2016, respectively, if not used for indemnification claims. The contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned.

On July 1, 2013 we acquired certain assets of Blue Leaf Medical CC, (“Blue Leaf”) for a total purchase price of $0.6 million. The assets acquired relate to certain vascular product lines in South Africa, Namibia, Botswana, Mozambique and Zambia. The purchase price consisted of a cash payment at closing of $0.4 million, $0.1 million for the purchase of inventory on hand at closing and $0.1 million which was held back to provide security for potential indemnification claims. The hold back payment was paid to the sellers in September 2014.

On March 7, 2013 we acquired certain assets of Vasyli Medical Asia/Pacific Pty Ltd, (“Vasyli”) for a total purchase price of $2.2 million. The assets acquired relate to the distribution of certain vascular product lines in Australia and New Zealand. The purchase price consisted of a cash payment at closing of $1.3 million, $0.5 million for the purchase of inventory on hand at closing and $0.4 million which was held back to provide security for potential indemnification claims. The hold back payment was paid to the sellers in March 2014. Additionally, there was $0.3 million of contingent consideration payable one year from the acquisition date if certain revenue targets were met by December 31, 2013; however, these targets were not achieved and therefore no payment was made.

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

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Speetec	Blue Leaf	Vasyli	Exos
Cash	$489	$—	$—	$1,282
Accounts receivable	608	—	—	1,138
Inventory	2,766	59	542	1,754
Other current assets	154	—	31	105
Property and equipment	379	—	12	584
Other non-current assets	—	—	—	12
Liabilities assumed	(1,642)	—	—	(474)
Deferred tax liabilities	(1,003)	—	—	(9,137)
Identifiable intangible assets (1):
Customer relationships	2,861	90	308	—
Technology	—	—	—	24,200
Non-compete	569	111	930	1,900
Trademarks and trade names	320	—	—	1,000
Goodwill (2)	2,383	322	363	18,211

Total purchase price	$7,884	$582	$2,186	$40,575

(1)	The fair value of customer relationships was assigned to relationships with major customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

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

(2)	Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Among the factors which resulted in the recognition of goodwill for the Speetec acquisition was the opportunity to expand our direct presences in the German market with our surgical products. Among the factors which resulted in the recognition of goodwill for the Blue Leaf and Vasyli assets was the opportunity to expand our direct presence in the local markets with our vascular products. Among the factors which resulted in the recognition of goodwill for Exos was improved our margins on the sale of Exos products and being able to control the rights to future products developed by Exos.

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$32,957	$25,211	$35,649
Provision for doubtful accounts	40,164	33,129	19,586
Write-offs, net of recoveries	(31,719)	(25,383)	(30,024)

Balance, end of year	$41,402	$32,957	$25,211

Our allowance for sales returns balance was $3.6 million $3.9 million, and $4.0 million as of December 31, 2014, 2013 and 2012, respectively.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,2014	December 31,2013
Components and raw materials	$59,578	$59,825
Work in process	5,718	7,373
Finished goods	103,042	83,502
Inventory held on consignment	30,978	27,969

	199,316	178,669
Inventory reserves	(23,976)	(23,686)

	$175,340	$154,983

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$23,686	$17,313	$14,146
Provision charged to costs of sales	8,924	10,121	6,350
Write-offs, net of recoveries	(8,634)	(3,748)	(3,183)

Balance, end of year	$23,976	$23,686	$17,313

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013	Depreciable lives (years)
Land	$266	$266	Indefinite
Buildings and improvements	28,967	27,229	3 to 25
Equipment	137,468	132,688	2 to 7
Software	38,627	33,817	3 to 10
Furniture and fixtures	12,618	12,223	3 to 8
Surgical implant instrumentation	78,275	55,841	5
Construction in progress	12,027	7,919	N/A

	308,248	269,983
Accumulated depreciation and amortization	(188,141)	(162,154)

Property and equipment, net	$120,107	$107,829

Depreciation and amortization expense relating to property and equipment was $35.7 million, $33.1 million and $30.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2014 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$495,999	$47,406	$348,774	$1,375,437
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	483,258	317,299	—	348,774	1,149,331
Acquisitions (see Note 3)	—	—	—	2,383	2,383
Foreign currency translation	—	—	—	(10,526)	(10,526)
Balance, end of period
Goodwill	483,258	495,999	47,406	340,631	1,367,294
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	$483,258	$317,299	$—	$340,631	$1,141,188

In performing our 2014 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 1% and 6% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.6% to 11.3%, and terminal value growth rates ranging from 1.4% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value and no reporting unit was at risk of failing the test. The percentage by which the fair value of the six reporting units exceeded their carrying value ranged from 30.9% to 126.1%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2013, we determined that the carrying values of our Empi and Chattanooga reporting units were in excess of their estimated fair values. As a result, we recorded goodwill impairment charges for the Empi and Chattanooga reporting units of $52.5 million and $49.5 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The goodwill impairment in our Empi reporting unit resulted primarily from reductions in our projected operating results due to unfavorable decisions made by certain third party payors related to insurance pricing for certain products sold by the Empi reporting unit. The goodwill impairment in the Chattanooga reporting unit resulted primarily from reductions in our projected operating results and estimated future cash flows due to slow market conditions for capital equipment.

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,360	$(341,353)	$228,007
Patents and technology	486,466	(264,132)	222,334
Trademarks and trade names	25,970	(9,902)	16,068
Distributor contracts and relationships	4,771	(3,401)	1,370
Non-compete agreements	6,824	(4,723)	2,101

	$1,093,391	$(623,511)	469,880

Indefinite-lived intangible assets:
Trademarks and trade names			398,151

Net identifiable intangible assets			$868,031

December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$570,070	$(290,359)	$279,711
Patents and technology	486,246	(230,111)	256,135
Trademarks and trade names	25,820	(7,102)	18,718
Distributor contracts and relationships	5,054	(3,183)	1,871
Non-compete agreements	6,423	(3,149)	3,274

	$1,093,613	$(533,904)	559,709

Indefinite-lived intangible assets:
Trademarks and trade names			399,284

Net identifiable intangible assets			$958,993

In the fourth quarter of 2014 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 9.6% to 11.3%, and terminal value growth rates ranging from 1.4% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 10.5% to 89.6%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

In the fourth quarter of 2013 we determined that the carrying value of our Empi trade name was in excess of its estimated fair value, and recorded an impairment charge of $4.5 million. The impairment charge was included in Impairment of goodwill and intangible assets line item in the Consolidated Statement of Operations.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 5.1 years for customer relationships, 8.3 years for patents and technology, 2.7 years for distributor contracts and relationships, 6.2 years for trademarks and trade names, and 2.2 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2014, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2015	$88,405
2016	83,874
2017	72,712
2018	62,552
2019	51,742
Thereafter	110,595

$469,880

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2014	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$487,122
Recovery Sciences	317,299	218,260
International	340,631	150,128
Surgical Implant	—	12,521

	$1,141,188	$868,031

December 31, 2013	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$527,806
Recovery Sciences	317,299	250,725
International	348,774	165,569
Surgical Implant	—	14,893

	$1,149,331	$958,993

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued wages and related expenses	$32,220	$33,128
Accrued commissions	16,611	16,489
Accrued rebates	12,981	10,731
Accrued other taxes	4,987	4,734
Accrued professional expenses	2,682	3,372
Income taxes payable	2,477	2,877
Deferred tax liability	343	445
Other accrued liabilities	26,844	37,696

	$99,145	$109,472

9. EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and make matching and may make certain discretionary contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $4.1 million, $4.2 million and $4.0 million, to the plans for the years ended December 31, 2014, 2013 and 2012, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2014. In addition, we made contributions to our international pension plans of $1.7 million, $1.1 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. Foreign exchange forward contracts held as of December 31, 2014 are short term contracts expiring in January 2015. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Foreign exchange contracts not designated as hedges	7,682	302,730	$526	$22,959

The following table summarizes the fair value of derivative instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$4	$44

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2014	2013	2012
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$40	(821)	1,322

		$40	$(821)	$1,322

11. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

During the year ended December 31, 2014, we remeasured the fair value of contingent consideration related to our January 2014 acquisition of Speetec. We initially valued the contingent consideration at $1.6 million which equaled approximately 25% of the total potential contingent consideration of $7.3 million. The valuation was based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015. The fair value of the expected payment was then calculated using a 9.9% discount rate as the contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. Our remeasurement of the fair value based on the probability of achieving the Speetec revenue targets and the discounted present value of the current estimate of the future contingent payments reduced the net fair value of the contingent consideration to zero. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$4	$—	$4

As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$44	$—	$44

Contingent consideration	$—	$—	$5,690	$5,690

The table below presents reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 (in thousands):

Year Ended
December 31, 2014
Balance, beginning of period	$5,690
Acquisitions	1,627
Payment of contingent consideration	(5,690)
Adjustment of contingent consideration included in SG&A	(1,482)
Foreign currency translation	(145)

Balance, end of period	$—

12. DEBT

Debt obligations consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Senior secured credit facilities:
Revolving credit facility	$17,000	$38,000
Term Loan:
$884.6 million New Tranche B term loans, net of unamortized original issuance discount of $5.1 million as of December 31, 2014	879,476	—
$853.4 million Tranche B term loans, net of unamortized original issuance discount of $7.1 million as of December 31, 2013	—	846,297
8.75% Second priority senior secured notes, including unamortized original issue premium of $4.4 million and $5.5 million as of December 31, 2014 and December 31, 2013, respectively	334,377	335,490
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Other	63	—

Total debt	2,270,916	2,259,787
Current maturities	(8,975)	(8,620)

Long-term debt	$2,261,941	$2,251,167

Senior Secured Credit Facilities

Our senior secured credit facilities consist of term loans and a $100.0 million revolving credit facility, originally entered into on November 20, 2007 and subsequently amended and restated on March 20, 2012.

On March 21, 2013, we entered into an amendment to the senior secured credit facilities which, among other things, (1) provided for the issuance of $421.4 million of additional term loans issued at par, the proceeds of which were used to prepay existing term loans; (2) extended the maturity of the term loans issued under the original senior secured credit facilities to September 15, 2017 (“extended term loans”); (3) combined the additional term loans and the extended term loans into one new tranche (“tranche B term loans”); (4) reduced the interest rate margin applicable to all borrowings under the senior secured credit facilities; and (5) set the senior secured first lien leverage ratio covenant at a level of 4.25x for the duration of the agreement.

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

As of December 31, 2014, the market values of our New Tranche B Term Loans and drawings under our revolving credit facility were $862.4 million and $15.6 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective April 8, 2014, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of December 31, 2014, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.23%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “Credit Agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sale or disposition so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the year ended December 31, 2014.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the Credit Agreement) of 4.75:1 for the trailing twelve months ended December 31, 2014. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of December 31, 2014, our actual senior secured first lien net leverage ratio was 3.08:1, and we were in compliance with all other applicable covenants.

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

As of December 31, 2014, the market value of the 8.75% Notes was $344.0 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2014, the market value of the 9.875% Notes was $442.2 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2014, the market value of the 7.75% Notes was $286.5 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 7.75% Notes (the 7.75% Indenture), prior to April 15, 2014, we have the option to redeem some or all of the 7.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium plus accrued and unpaid interest. As of April 15, 2014, we were able to redeem some or all of the 7.75% Notes at a redemption price of 105.813% of the then outstanding principal balance plus accrued and unpaid interest. The redemption price decreases to 103.875%, 101.938% and 100% of the then outstanding principal balance at April 15, 2015, 2016 and 2017, respectively.

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

As of December 31, 2014, the market value of the 9.75% Notes was $294.0 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Under the agreement governing the 9.75% Notes (the 9.75% Indenture), prior to October 15, 2013, we have the option to redeem some or all of the 9.75% Notes for cash at a redemption price equal to 100% of the then outstanding principal balance plus an applicable make-whole premium, plus accrued and unpaid interest. As of October 15, 2014, we were able to redeem some or all of the 9.75% Notes at a redemption price 104.875% of the then outstanding principal balance, plus accrued and unpaid interest. The redemption price decreases to 102.438% and 100% of the then outstanding principal balance at October 15, 2015 and 2016, respectively.

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

Covenants

The 8.75% Indenture, the 9.75% Indenture, the 9.875% Indenture and the 7.75% Indenture (collectively, the Indentures) each contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2014, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those covenants. A breach of any of these covenants in the future could result in a default under the Agreement or the Indentures, at which time the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2014, the aggregate amounts of annual principal maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

Years Ending December 31,
2015	$8,975
2016	8,912
2017	1,183,736
2018	1,070,000
2019	—

$2,271,623

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2014, we recognized a loss on modification and extinguishment of debt of $0.9 million. The loss consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

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

Debt Issuance Costs

As of December 31, 2014 and December 31, 2013, we had $28.6 million and $35.7 million, respectively, of unamortized debt issuance costs, which are included in Other assets in our Consolidated Balance Sheets. For each of the years ended December 31, 2014 and 2013, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities.

For the years ended December 31, 2014, 2013 and 2012 amortization of debt issuance costs was $8.1 million, $7.3 million and $8.9 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13. MEMBERSHIP DEFICIT

During the year ended December 31, 2014, DJO issued 115,693 shares of its common stock upon the net exercise of vested stock options that had been granted to two former members of DJO’s Board of Directors in 2006 and to employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The two former directors and employees exercised these Rollover Options for a total of 507,088 shares of DJO’s common stock, from which we withheld 391,395 shares to cover $6.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 115,693 shares.

Additionally, during the year ended December 31, 2014, DJO issued 6,447 shares of its common stock upon the exercise of stock options. Net proceeds from the share sales were contributed by DJO to us, and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2014.

During the year ended December 31, 2013, DJO issued 72,151 shares of common stock upon the net exercise of Rollover Options. During the year ended December 31, 2013, the net exercise method was employed by the participants to exercise Rollover Options to acquire 221,057 shares of our common stock; we withheld 148,906 of the shares subject to the Rollover Options to cover $2.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 72,151 shares to the participants.

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

The proceeds from the DJO sales of shares were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 17).

14. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

Stock Option Plan

We have one active equity compensation plan, the DJO 2007 Incentive Stock Plan (2007 Plan) under which we are authorized to grant awards of restricted and unrestricted stock, options, and other stock-based awards based on the shares of common stock of our indirect parent, DJO, subject to adjustment in certain events. The total number of shares available to grant under the 2007 plan is 10,575,529.

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

In December 2013 and December 2014, options were granted to employees following the net exercise of their Rollover Options which were scheduled to expire in December 2013 and December 2014, respectively. These new options were fully vested on the date of grant and have a term of ten years (“Vested Options”).

In February 2014, all 2012 and 2013 Performance Options were amended to allow for vesting of the 2012 and 2013 Adjusted EBITDA tranches if the 2014 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA reflected in the 2014 financial plan.

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

Stock-Based Compensation

During the year ended December 31, 2014, the compensation committee granted 1,747,268 options to employees, of which 1,221,162 were Performance Options, 498,338 were Time-Based Options and 27,768 were Vested Options. The weighted average grant date fair values of the Time-Based Options and the Vested Options granted during the year ended December 31, 2014 were $6.05 and $5.28, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options of stock options granted during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	31.7-33.4%	33.4-35.1%	35.3-37.7%
Risk-free interest rate	1.7-2.2%	0.7-2.0%	0.8-1.5%
Expected term until exercise	5.0-6.4	5.0-6.3	6.1-6.2
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of goods sold	$82	$52	$78
Operating expenses:
Selling, general and administrative	1,782	2,049	2,206
Research and development	5	54	55

	$1,869	$2,155	$2,339

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2014. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2015, 2016 and 2017, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted in 2013 or 2014.

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

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,017,290	$15.79	6.1	$6,133,210
Granted	1,747,268	$16.46
Exercised	(513,535)	$10.89
Forfeited or expired	(1,011,857)	$16.44

Outstanding at December 31, 2014	9,239,166	$16.11	6.3	$3,197,576

Vested or expected to vest at December 31, 2014	5,793,957	$15.91	5.5	$3,197,576

Exercisable at December 31, 2014	2,496,422	$15.18	3.6	$3,197,576

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

The following table provides information regarding the use of the net exercise method during the periods presented:

	Year Ended December 31,
	2014	2013
Options exercised	507,088	221,057
Shares withheld	391,395	148,906

Shares issued	115,693	72,151

Average market value per share withheld	$16.46	$16.46

Aggregate market value of shares withheld (in thousands)	$6,442	$2,451

As of December 31, 2014, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return and Enhanced Market Return Options, was $2.0 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately four years. Compensation expense associated with the Market Return and Enhanced Market Return Options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15. INCOME TAXES

The components of loss before income tax provision (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$(94,111)	$(206,769)	$(137,268)
Foreign operations	17,439	17,323	13,996

	$(76,672)	$(189,446)	$(123,272)

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income taxes:
U.S. federal	$(309)	$1,135	$(1,205)
U.S. state	852	870	1,347
Foreign	5,989	6,373	6,330

Total current income taxes	6,532	8,378	6,472

Deferred income taxes:
U.S. federal	8,676	7,460	(3,558)
U.S. state	(307)	(2,154)	(5,751)
Foreign	(2,011)	(568)	(2,067)

Total deferred income taxes	6,358	4,738	(11,376)

Total income tax provision (benefit)	$12,890	$13,116	$(4,904)

The difference between the income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate of 35% and the recognized income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate to loss before income taxes	$(26,835)	$(66,306)	$(43,145)

Add (deduct) the effect of:
State tax benefit, net	(2,476)	(3,323)	(4,275)
Change in state effective tax rates	(722)	(992)	(639)
Foreign earnings repatriation	(1,646)	2,678	3,199
Unrecognized tax benefits	949	2,216	(7,723)
Goodwill impairment	—	33,687	—
Prepaid tax asset impairment	(1)	229	5,479
Valuation allowance	40,692	50,516	38,845
Research tax credit	(618)	(1,249)	—
Equity compensation benefit	—	(2,864)	—
Permanent differences and other, net	3,547	(1,476)	3,355

	$12,890	$13,116	$(4,904)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$214,319	$202,387
Receivables reserve	26,709	23,878
Other	39,284	38,766

Gross deferred tax assets	280,312	265,031
Valuation allowance	(137,520)	(94,741)

Net deferred tax assets	142,792	170,290

Deferred tax liabilities:
Intangible assets	(343,370)	(362,950)
Foreign earnings repatriation	(13,012)	(14,092)
Other	(3,987)	(7,038)

Gross deferred tax liabilities	(360,369)	(384,080)

Net deferred tax liabilities	$(217,577)	$(213,790)

At December 31, 2014, we maintain federal and state net operating loss carryforwards of $563.1 million and $336.5 million respectively, which expire over a period of 1 to 20 years. Our foreign net operating loss carryforwards of $2.8 million generally are not subject to expiration dates, unless we trigger certain events.

At December 31, 2014 and 2013 we had gross deferred tax assets of $280.3 million and $265.0 million, respectively, which we reduced by valuation allowances of $137.5 million and $94.7 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax (income) expense of $(0.6) million, $1.8 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, for unrepatriated foreign earnings in those years.

We file income tax returns in U.S. federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2009.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$14,469	$12,342	$19,443
Additions based on tax positions related to current year	1,502	1,531	817
Additions for tax positions related to prior years	354	975	892
Reductions for tax positions of prior years	—	—	—
Reduction due to lapse of statute of limitations	(709)	(379)	(990)
Reductions for settlements of tax positions	(1,711)	—	(7,820)

Balance, end of year	$13,905	$14,469	$12,342

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $0.6 million of uncertain tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $5.2 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.4 million, $0.5 million and $0.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2014 and 2013, we have $2.3 million and $2.6 million, respectively, accrued for interest and penalties.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$17,374
2016	15,645
2017	9,698
2018	8,966
2019	7,352
Thereafter	14,219

$73,254

Rental expense under operating leases totaled $17.4 million, $17.6 million, and $16.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Pain Pump Litigation

Over the past 7 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in two U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past four years, we have entered into settlements with plaintiffs in approximately 140 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of December 31, 2014, we have accrued $0.7 million for unpaid settlements in this case, and a corresponding receivable as all of the settlements will be paid by our product liability carriers.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy. The carrier under our directors and officers liability policy has agreed to reimburse defense costs incurred in this matter, subject to reservation of rights to deny coverage for customary matters. A tentative settlement has been reached in this case, which if completed will result in a dismissal of the lawsuit and complete resolution of this matter.

Cold Therapy Litigation

DJO was named in nine multi-plaintiff lawsuits involving a total of 172 plaintiffs which alleged that the plaintiffs had been injured following use of certain cold therapy products manufactured by DJO. The complaints alleged various product liability theories, including inadequate warnings regarding the risks associated with the use of cold therapy and failure to incorporate certain safety features into the design. No specific dollar amounts of damages were alleged in the complaints. These cases were included in a coordinated proceeding in San Diego Superior Court with a similar number of cases filed against one of our competitors. The first of these cases was tried and ended with a deadlocked jury, resulting in no verdict and a declaration of a mistrial; therefore, the range of potential loss for these claims was not estimable at that time. In October 2014, the company reached a settlement agreement with plaintiffs’ counsel that effectively resolves all of the claims. The settlement amount was paid by our product liability carriers. As such, there was no impact to the financial results.

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

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with both the government and the relator, and the case continues against the remaining defendants, with the relator pressing for discovery after years of inactivity on the case. While we believe the case against us has no merit, we can make no assurances as to the resources that will be needed to respond to this matter or the final outcome of the case.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion is pending. We believe that this lawsuit is without merit and intend to vigorously defend this case.

17. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the years presented, we expensed $7.0 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

18. SEGMENT AND GEOGRAPHIC INFORMATION

For the years ended December 31, 2014, 2013 and 2012, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and on-line. The bracing and vascular products sold through the channel will principally be sold under the DonJoy Performance, Bell-Horn and Doctor Comfort brands.

Recovery Sciences Segment

Our Recovery Sciences segment, which generates its revenues in the United States, is divided into four main channels:

•	Empi. Our Empi channel offers our home electrotherapy, iontophoresis, and home traction products. We primarily sell these products directly to patients or to physical therapy clinics. For products sold to patients, we arrange billing to the patients and their third party payors.

•	CMF. Our CMF channel sells our bone growth stimulation products. We sell these products either directly to patients or to independent distributors. For products sold to patients, we arrange billing to the patients and their third party payors.

•	Chattanooga. Our Chattanooga channel offers products in the clinical rehabilitation market in the category of clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy.

•	Consumer. Our consumer channel offers professional and consumer retail customers our Compex electrostimulation device, which is used in training programs to aid muscle development and to accelerate muscle recovery after training sessions.

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

	Year Ended December 31,
	2014	2013	2012
Net sales:
Bracing and Vascular	$504,590	$476,492	$444,444
Recovery Sciences	299,122	312,783	331,461
Surgical Implant	100,139	87,088	72,980
International	325,315	299,094	280,535

	$1,229,166	$1,175,457	$1,129,420

Operating income (loss):
Bracing and Vascular	$102,933	$86,447	$87,694
Recovery Sciences	84,322	83,028	90,353
Surgical Implant	12,712	8,669	6,747
International	62,304	57,515	54,442
Expenses not allocated to segments and eliminations	(158,520)	(245,217)	(146,318)

	$103,751	$(9,558)	$92,918

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$903,851	$876,363	$848,885
Other Europe, Middle East, and Africa	156,339	139,252	135,030
Germany	91,754	88,236	84,527
Australia and Asia Pacific	39,990	35,025	26,786
Canada	26,481	27,035	24,588
Latin America	10,751	9,546	9,604

	$1,229,166	$1,175,457	$1,129,420

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2014, 2013 and 2012, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2014	December 31, 2013
United States	$136,490	$130,498
International	16,470	16,830

	$152,960	$147,328

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$282,744	$313,867	$305,501	$327,054
Operating income	10,202	25,521	26,861	41,167
Net loss	(36,173)	(25,207)	(21,133)	(7,049)
Net loss attributable to DJOFL	(36,522)	(25,434)	(21,206)	(7,372)

	Three months ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 31, 2013
Net sales	$279,077	$294,745	$288,049	$313,586
Operating income (loss)	19,793	26,423	25,375	(81,149)
Net loss	(32,126)	(20,642)	(18,375)	(131,419)
Net loss attributable to DJOFL	(32,364)	(20,814)	(18,488)	(131,786)

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

The 8.75% Notes are jointly and severally, fully and unconditionally guaranteed, on a senior secured basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 9.875% Notes and the 7.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior basis by the Guarantors. The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee the notes.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,958	$3	$18,183	$—	$31,144
Accounts receivable, net	—	140,782	47,278	—	188,060
Inventories, net	—	145,046	31,134	(840)	175,340
Deferred tax assets, net	—	24,351	247	—	24,598
Prepaid expenses and other current assets	160	11,464	5,548	—	17,172

Total current assets	13,118	321,646	102,390	(840)	436,314
Property and equipment, net	—	106,191	14,071	(155)	120,107
Goodwill	—	1,066,479	109,260	(34,551)	1,141,188
Intangible assets, net	—	853,023	15,008	—	868,031
Investment in subsidiaries	1,297,699	1,686,557	56,572	(3,040,828)	—
Intercompany receivables	836,759	—	—	(836,759)	—
Other non-current assets	28,632	1,822	2,399	—	32,853

Total assets	$2,176,208	$4,035,718	$299,700	$(3,913,133)	$2,598,493

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$50,590	$12,370	$—	$62,960
Current portion of debt obligations	8,912	—	63	—	8,975
Other current liabilities	29,589	70,073	29,083	—	128,745

Total current liabilities	38,501	120,663	41,516	—	200,680
Long-term debt obligations	2,261,941	—	—	—	2,261,941
Deferred tax liabilities, net	—	237,813	5,310	—	243,123
Intercompany payables, net	—	552,612	135,833	(688,445)	—
Other long-term liabilities	—	12,243	2,122	—	14,365

Total liabilities	2,300,442	923,331	184,781	(688,445)	2,720,109
Noncontrolling interests	—	—	2,618	—	2,618
Total membership (deficit) equity	(124,234)	3,112,387	112,301	(3,224,688)	(124,234)

Total liabilities and (deficit) equity	$2,176,208	$4,035,718	$299,700	$(3,913,133)	$2,598,493

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,059,241	$318,849	$(148,924)	$1,229,166
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $34,368)	—	433,692	230,721	(169,016)	495,397
Selling, general and administrative	—	398,491	100,714	—	499,205
Research and development	—	33,525	4,245	(28)	37,742
Amortization of intangible assets	—	89,172	3,899	—	93,071

	—	954,880	339,579	(169,044)	1,125,415

Operating (loss) income	—	104,361	(20,730)	20,120	103,751
Other (expense) income:
Interest (expense) income, net	(174,309)	128	(110)	—	(174,291)
Loss on modification of debt	(938)	—	—	—	(938)
Other income (expense), net	—	(277)	(4,917)	—	(5,194)
Intercompany income (expense), net	—	(14,848)	24,037	(9,189)	—
Equity in loss of subsidiaries, net	84,713	—	—	(84,713)	—

	(90,534)	(14,997)	19,010	(93,902)	(180,423)

(Loss) income before income taxes	(90,534)	89,364	(1,720)	(73,782)	(76,672)
Income tax benefit (provision)	—	(8,638)	(4,252)	—	(12,890)

Net (loss) income	(90,534)	80,726	(5,972)	(73,782)	(89,562)
Net income attributable to noncontrolling interests	—	—	(972)	—	(972)

Net (loss) income attributable to DJOFL	$(90,534)	$80,726	$(6,944)	$(73,782)	$(90,534)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $3,871	—	—	(13,167)	—	(13,167)

Other comprehensive income (loss)	—	—	(13,167)	—	(13,167)

Comprehensive (loss) income	(90,534)	80,726	(19,139)	(73,782)	(102,729)

Comprehensive income attributable to noncontrolling interests	—	—	(591)	—	(591)

Comprehensive (loss) income attributable to DJO Finance LLC	$(90,534)	$80,726	$(19,730)	$(73,782)	$(103,320)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	29,653	6,265	(179)	35,739
Amortization of intangible assets	—	89,172	3,899	—	93,071
Amortization of debt issuance costs and non-cash interest expense	8,692	—	—	—	8,692
Loss on modification and extinguishment of debt	938	—	—	—	938
Stock-based compensation expense	—	1,869	—	—	1,869
(Gain) loss on disposal of assets, net	—	(948)	105	—	(843)
Deferred income tax expense (benefit)	—	8,450	(1,104)	(988)	6,358
Equity in loss of subsidiaries, net	(84,713)	—	—	84,713	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	338	(7,609)	—	(7,271)
Inventories	—	(13,212)	12,746	(20,065)	(20,531)
Prepaid expenses and other assets	—	6,504	4,851	(291)	11,064
Accounts payable and other current liabilities	(83)	3,376	1,618	2,052	6,963

Net cash (used in) provided by operating activities	(165,700)	205,928	14,799	(8,540)	46,487

Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(46,321)	(6,597)	125	(52,793)
Other investing activities, net	—	(676)	(362)	—	(1,038)

Net cash (used in) provided by investing activities	—	(46,997)	(11,546)	125	(58,418)

Cash Flows From Financing Activities:
Intercompany	149,870	(153,596)	(4,687)	8,413	—
Proceeds from issuance of debt	1,000,294	—	—	—	1,000,294
Repayments of debt obligations	(990,085)	—	(134)	—	(990,219)
Payment of debt issuance, modification and extinguishment costs	(1,812)	—	—	—	(1,812)
Investment by parent	22	—	—	—	22
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Cancellation of vested options	(2,001)	—	—	—	(2,001)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(617)	—	(617)

Net cash provided by (used in) financing activities	156,288	(159,286)	(5,438)	8,413	(23)
Effect of exchange rate changes on cash and cash equivalents	—	—	(480)	—	(480)

Net decrease in cash and cash equivalents	(9,412)	(355)	(2,665)	(2)	(12,434)
Cash and cash equivalents, beginning of year	22,370	358	20,848	2	43,578

Cash and cash equivalents, end of year	$12,958	$3	$18,183	$—	$31,144

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

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$1,026,249	$282,317	$(133,109)	$1,175,457
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $35,125)	—	426,889	191,135	(146,359)	471,665
Selling, general and administrative	—	383,961	94,022	7	477,990
Research and development	—	29,621	3,577	23	33,221
Amortization of intangible assets	—	90,170	5,369	—	95,539
Impairment of goodwill	—	102,000	—	—	102,000
Impairment of intangible assets	—	4,600	—	—	4,600

	—	1,037,241	294,103	(146,329)	1,185,015

Operating (loss) income	—	(10,992)	(11,786)	13,220	(9,558)

Other (expense) income:
Interest (expense) income, net	(177,570)	109	(81)	—	(177,542)
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other income (expense), net	—	(315)	(10,684)	9,712	(1,287)
Intercompany income (expense), net	—	4,379	17,799	(22,178)	—
Equity in (loss) income of subsidiaries, net	(24,823)	—	—	24,823	—

	(203,452)	4,173	7,034	12,357	(179,888)

(Loss) income before income taxes	(203,452)	(6,819)	(4,752)	25,577	(189,446)
Income tax provision	—	(7,828)	(5,288)	—	(13,116)

Net (loss) income	(203,452)	(14,647)	(10,040)	25,577	(202,562)
Net income attributable to noncontrolling interests	—	—	(890)	—	(890)

Net (loss) income attributable to DJOFL	$(203,452)	$(14,647)	$(10,930)	$25,577	$(203,452)

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

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(203,452)	$(14,647)	$(10,040)	$25,577	$(202,562)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	28,002	5,383	(258)	33,127
Amortization of intangible assets	—	90,170	5,369	—	95,539
Amortization of debt issuance costs and non-cash interest expense	8,012	—	—	—	8,012
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	2,155	—	—	2,155
Impairment of goodwill	—	102,000	—	—	102,000
Impairment of intangible assets	—	4,600	—	—	4,600
Loss on disposal of assets, net	—	424	684	—	1,108
Deferred income tax expense (benefit)	—	5,824	(1,233)	147	4,738
Equity in income of subsidiaries, net	24,823	—	—	(24,823)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(11,533)	(6,332)	—	(17,865)
Inventories	—	5,799	7,738	(9,064)	4,473
Prepaid expenses and other assets	—	(1,076)	(7,368)	(311)	(8,755)
Accounts payable and other current liabilities	(1,839)	(2,863)	7,597	(744)	2,151

Net cash (used in) provided by operating activities	(171,397)	208,855	1,798	(9,476)	29,780
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(192)	(1,761)	—	(1,953)
Purchases of property and equipment	—	(29,158)	(8,310)	(16)	(37,484)
Other investing activities, net	—	(1,239)	(387)	—	(1,626)

Net cash used in investing activities	—	(30,589)	(10,458)	(16)	(41,063)
Cash Flows from Financing Activities:
Intercompany	156,598	(181,030)	14,944	9,488	—
Proceeds from issuance of debt	549,417	—	—	—	549,417
Repayments of debt obligations	(523,037)	—	—	—	(523,037)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)
Dividend paid by subsidiary to owners of noncontrolling interest	—	—	(684)	—	(684)

Net cash provided by (used in) financing activities	180,591	(181,030)	14,260	9,488	23,309
Effect of exchange rate changes on cash and cash equivalents	—	—	329	—	329

Net increase (decrease) in cash and cash equivalents	9,194	(2,764)	5,929	(4)	12,355
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223

Cash and cash equivalents at end of period	$22,370	$358	$20,848	$2	$43,578

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$976,874	$265,137	$(112,591)	$1,129,420
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $38,355)	—	392,369	178,626	(127,136)	443,859
Selling, general and administrative	—	377,086	83,021	4	460,111
Research and development	—	23,600	4,292	—	27,892
Amortization of intangible assets	—	93,038	4,205	—	97,243
Impairment of intangible assets	—	—	7,397	—	7,397

	—	886,093	277,541	(127,132)	1,036,502

Operating income (loss)	—	90,781	(12,404)	14,541	92,918
Other (expense) income:
Interest (expense) income, net	(182,909)	93	(38)	—	(182,854)
Loss on modification of debt	(36,889)	—	—	—	(36,889)
Other income, net	—	2,453	1,100	—	3,553
Intercompany (expense) income, net	—	(1,297)	10,584	(9,287)	—
Equity in income of subsidiaries, net	100,648	—	—	(100,648)	—

	(119,150)	1,249	11,646	(109,935)	(216,190)

(Loss) income before income taxes	(119,150)	92,030	(758)	(95,394)	(123,272)
Income tax benefit (provision)	—	8,333	(3,429)	—	4,904

Net (loss) income	(119,150)	100,363	(4,187)	(95,394)	(118,368)
Net income attributable to noncontrolling interests	—	—	(782)	—	(782)

Net (loss) income attributable to DJOFL	$(119,150)	$100,363	$(4,969)	$(95,394)	$(119,150)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(119,150)	$100,363	$(4,187)	$(95,394)	$(118,368)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,386	—	—	1,108	—	1,108

Other comprehensive income	—	—	1,108	—	1,108
Comprehensive (loss) income	(119,150)	100,363	(3,079)	(95,394)	(117,260)
Comprehensive income attributable to noncontrolling interests	—	—	(824)	—	(824)

Comprehensive (loss) income attributable to DJO Finance LLC	$(119,150)	$100,363	$(3,903)	$(95,394)	$(118,084)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(119,150)	$100,363	$(4,187)	$(95,394)	$(118,368)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	25,529	5,049	(362)	30,216
Amortization of intangible assets	—	93,038	4,205	—	97,243
Amortization of debt issuance costs and non-cash interest expense	9,732	—	—	—	9,732
Stock-based compensation expense	—	2,339	—	—	2,339
Loss on disposal of assets, net	—	1,098	588	—	1,686
Impairment of intangible assets	—	—	7,397	—	7,397
Deferred income benefit	—	(8,493)	(3,088)	—	(11,581)
Equity in (income) loss of subsidiaries, net	(100,648)	—	—	100,648	—
Loss on modification and extinguishment of debt	36,889	—	—	—	36,889
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(4,491)	(2,773)	—	(7,264)
Inventories	—	(18,687)	9,725	(12,975)	(21,937)
Prepaid expenses and other assets	—	1,108	169	36	1,313
Accounts payable and other current liabilities	10,648	9,675	(5,420)	2,051	16,954

Net cash (used in) provided by operating activities	(162,529)	201,479	11,665	(5,996)	44,619
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(29,909)	—	—	(29,909)
Purchases of property and equipment	—	(27,929)	(5,008)	(13)	(32,950)
Other investing activities, net	—	(1,106)	—	—	(1,106)

Net cash used in investing activities	—	(58,944)	(5,008)	(13)	(63,965)
Cash Flows From Financing Activities:
Intercompany	149,292	(141,153)	(14,153)	6,014	—
Proceeds from issuance of debt	1,342,450	—	—	—	1,342,450
Repayments of debt obligations	(1,276,007)	(38)	—	—	(1,276,045)
Payment of debt issuance, modification and extinguishment costs	(55,827)	—	—	—	(55,827)
Investment by parent	2,000	—	—	—	2,000
Exercise of indirect parent stock options	24	—	—	—	24
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(649)	—	(649)

Net cash provided by (used in) financing activities	161,932	(141,191)	(14,802)	6,014	11,953
Effect of exchange rate changes on cash and cash equivalents	—	—	447	—	447

Net (decrease) increase in cash and cash equivalents	(597)	1,344	(7,698)	5	(6,946)
Cash and cash equivalents, beginning of year	13,773	1,778	22,617	1	38,169

Cash and cash equivalents, end of year	$13,176	$3,122	$14,919	$6	$31,223

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2014, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.

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

Although DJOFL is the Registrant filing this Annual Report, the Board of Directors of DJO (“the Board”), DJOFL’s indirect parent, acts as the governing body of DJOFL’s businesses. The following table sets forth information about the directors and executive officers of DJO. The executive officers of DJO are also executive officers of DJOFL with the same titles.

Name	Age	Position
Michael P. Mogul	50	President, Chief Executive Officer and Director; Manager of DJOFL
Susan M. Crawford	57	Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL
Thomas A. Capizzi	56	Executive Vice President, Global Human Resources
Steven Ingel	50	President, Global Bracing and Supports
Gerry McDonnell	50	Executive Vice President, Global Quality and Operations
Stephen J. Murphy	50	President, International Commercial Business
Donald M. Roberts	66	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Brady Shirley	49	President, DJO Surgical
Sharon Wolfington	51	President, Global Recovery Sciences
Mike S. Zafirovski	61	Chairman of the Board
John R. Murphy	64	Director
John Chiminski	51	Director
Julia Kahr	36	Director
David N. Kestnbaum	33	Director
Dr. Jacqueline Kosecoff	65	Director
James R. (Ron) Lawson	70	Director
James Quella	65	Director

Michael P. Mogul—President, Chief Executive Officer and Director; Manager of DJOFL. Mr. Mogul was appointed President, Chief Executive Officer of DJO, and Director of DJO and Manager of DJOFL in June 2011. Prior to joining DJO, Mr. Mogul served as President and subsequently Group President of Orthopaedics for Stryker Corp. from 2005 until his transition to DJO in 2011. Prior to that, he served as Managing Director of Stryker Germany, Austria and Switzerland, where he led the rebuilding of those organizations following the Howmedica acquisition. From 1994 to 2000, he served as Vice President, Sales for the Osteonics Division of Stryker, where he led the successful integration of the U.S. Osteonics and Howmedica sales teams. Mr. Mogul served as General Manager of the Osteonics Instrument Business Unit, Assistant to the Chairman and Regional Sales Manager of Stryker Instruments. He joined Stryker in 1989 as Sales Representative for Stryker Instruments after starting his career in 1986 as an Account Manager for NCR Corp. Mr. Mogul received a Bachelor of Science from the University of Colorado and attended the Advanced Management Program at the Harvard Business School.

Susan M. Crawford—Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL. Ms. Crawford was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and Manager of DJOFL in March 2014. Susan previously served as Vice President of Business Transformation at Life Technologies, where she was responsible for integrating newly acquired companies and engineering business processes throughout the broader organization. She also assisted the Life Technologies Board of Directors with evaluating strategic options for the company. Prior to that role, Susan served as Vice President of Corporate Finance Planning and Analysis, responsible for providing finance leadership on the company’s growth strategy, forecasting and analysis, supply chain productivity and financial modeling for mergers and acquisitions. Before joining Life Technologies in 2005, Susan held CFO positions at companies including RealNames and POWERTV, as well as Head of Investor Relations and Financial Planning at Covad Communications. She received a Bachelor of Arts in Accounting from Rollins College and a Master of Business Administration from the University of Central Florida.

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

Stephen J. Murphy—President, International Commercial Business. Mr. Murphy was appointed President, International Commercial Business of DJO in October 2013 and was Executive Vice President, International Commercial Business of DJO from September 2009 to October 2013. Prior to September 2009, Mr. Murphy served as Senior Vice President, International Sales and Marketing of DJO since the DJO Merger and before that in various international positions with DJO Opco since August 2001. Prior to this, Mr. Murphy served in similar positions with DonJoy, LLC, since June 1999 and served in various international sales and marketing positions since 1992 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the Medical Business of Smith & Nephew in Ireland and later for the international business of the Smith & Nephew Homecraft Rehabilitation business, based in England. Mr. Murphy began his career as an accountant with Smith & Nephew Ireland in 1991. He is a Chartered Management Accountant and completed his studies at the Accountancy and Business College in Dublin in 1991. Mr. Murphy is not related to Mr. John R. Murphy, one of our directors.

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

Brady Shirley—President, DJO Surgical. Mr. Shirley was appointed President, DJO Surgical of DJO in March 2014. From August 2009 to September 2013, Mr. Shirley was CEO and a Director of Innovative Medical Device Solutions, a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical devices companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. At Stryker, Mr. Shirley was responsible for all domestic operations and profit and loss for the Communications division and was responsible for Global Product Development and Sales and Marketing for the Endoscopy division. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

Sharon Wolfington—President, Global Recovery Sciences. Ms. Wolfington joined DJO and was appointed President of Global Recovery Sciences of DJO in June 2013. Prior to this, Ms. Wolfington was President of Stryker’s Performance Solutions business from January 2011 to June 2013 and was responsible for building and leading a startup business within Stryker to deliver systems and services to assist hospitals, patients, payors and surgeons focused on meeting their clinical, financial and operational performance goals. From 2009 to 2011, she held the position of VP and GM, Stryker Global Trauma and Extremities. She joined Stryker in 2001 as Director of Sales for Stryker Biotech. Prior to Stryker, Ms. Wolfington held several progressive roles at Biomet/EBI Medical Systems. She has completed the Harvard Business School Advanced Management Program, and received a Bachelor of Arts in Nutrition Science from Miami University.

Mike S. Zafirovski—Chairman of the Board. Mr. Zafirovski became one of DJO’s directors and was named as non-executive Chairman of the Board of DJO in January 2012. Mr. Zafirovski is the founder and president of The Zaf Group LLC, established in November 2012. Mr. Zafirovski is also an Executive Advisor to The Blackstone Group, L.P., an affiliate of DJO’s primary shareholder (“The Blackstone Group”). He served as Director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009. Previously, Mr. Zafirovski was Director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to, and a director of, Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector (mobile devices) of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas, his most recent being President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski also serves as Chairman of the Board of PGI and on the boards of the Boeing Company, Stericycle, Inc and Apria Healthcare Group Inc. Mr. Zafirovski holds a Bachelor of Arts in Mathematics from Edinboro University in Pennsylvania.

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

John Chiminski—Director. Mr. Chiminski became one of DJO’s directors in March 2012 and was named as Chairman of the Governance and Nominating Committee in February 2015. Mr. Chiminski currently serves as President and Chief Executive Officer of Catalent Pharma Solutions. From 2007 until March 2009 when he joined Catalent Pharma Solutions, Mr. Chiminski served as President and Chief Executive Officer of GE Medical Diagnostics, a global business with sales of $1.9 billion. From 2005 to 2007, he served as Vice President and General Manager of GE Healthcare’s Global Magnetic Resonance Business, and from 2001 to 2005, Mr. Chiminski served as Vice President and General Manager of Global Healthcare Services. He is on the Board of Trustees for HealthCare Institute of New Jersey. Mr. Chiminski holds a Bachelor of Science from Michigan State University and a Master of Science from Purdue University, both in electrical engineering, as well as a Master in Management degree from the Kellogg School of Management at Northwestern University.

Julia Kahr—Director. Ms. Kahr became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group in November 2006. Ms. Kahr is currently a senior managing director of The Blackstone Group. Before joining The Blackstone Group in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is a director and member of the Audit Committee of Summit Materials and a director of Gates Global Inc. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

David N. Kestnbaum—Director. Mr. Kestnbaum became one of DJO’s directors in April 2013. Mr. Kestnbaum is a Principal in the Private Equity Group of The Blackstone Group based in New York. Prior to joining The Blackstone Group in 2013, Mr. Kestnbaum was a Vice President at Vestar Capital Partners, where he evaluated and executed investments in the diversified industrials, business services, consumer, and healthcare sectors. Prior to Vestar, Mr. Kestnbaum worked in investment banking as a member of JPMorgan’s Financial Sponsor Group, where he executed a variety of private equity-related M&A and financing transactions. He currently serves on the Board of Directors of AlliedBarton Security Services and Outerstuff Ltd. Mr. Kestnbaum holds a Bachelor of Arts in Political Science from The University of North Carolina at Chapel Hill.

Dr. Jacqueline Kosecoff—Director. Dr. Kosecoff became one of DJO’s directors in December 2014. Since March 2012, Dr. Kosecoff has served as managing partner of Moriah Partners, LLC, a private equity firm focused on health services and technology, and as a senior advisor to Warburg Pincus LLC, a global private equity company, since March 2012. From October 2007 to November 2011, Dr. Kosecoff served as chief executive officer of OptumRx (formerly Prescriptions Solutions), a pharmacy benefits management company and subsidiary of UnitedHealth Group, and continued to serve as a senior advisor to OptumRx from December 2011 to February 2012. She served as chief executive officer of Ovations Pharmacy Solutions, a subsidiary of UnitedHealth Group providing health and well-being services for people who are over 50, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. Prior to joining PacifiCare, Dr. Kosecoff was founder, President and Chief Operating Officer of Protocare, a firm whose lines of business included the clinical development of drugs, devices, biopharmaceutical and nutritional products, and health services consulting. Dr. Kosecoff has served as a consultant and on the boards of several public and private companies and institutions and currently is a director of athenahealth, Inc., CareFusion Corporation, Sealed Air Corporation and STERIS Corporation. Dr. Kosecoff served as Professor of Medicine and Public Health at the University of California, Los Angeles from 1975 to 2006. Dr. Kosecoff holds a Bachelor of Arts in Mathematics from the University of California, Los Angeles (UCLA), a Master of Science in Applied Mathematics from Brown University, and a Ph.D. in Research Methods from UCLA.

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

James Quella—Director. Mr. Quella became one of DJO’s directors in September 2012 and was named as Chairman of the Compensation Committee in February 2015. Since June 2013, Mr. Quella has been serving as a Blackstone Senior Advisor for Private Equity. From February 2004 to June 2013, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group, LP in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners and CSFB Private Equity from 2000 to 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, now known as Oliver Wyman, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella has been a member of various private equity company boards and currently serves as a director of Catalent, Freescale Semiconductor and Michaels Stores. Mr. Quella holds a Bachelor of Arts from University of Chicago/University of Wisconsin—Madison and a Master of Business Administration from University of Chicago/Booth Graduate School of Business with Dean’s Honors.

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 97.5% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

Term of Officers. The executive officers of DJO and DJOFL are appointed by the DJO Board and serve at the pleasure of the Board and hold office until resignation or replacement.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In recommending directors, our Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of a company with our size and nature of business. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board considered the following important characteristics: (i) Ms. Kahr and Mr. Kestnbaum are representatives appointed by The Blackstone Group, an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) our Chief Executive Officer has extensive experience in the orthopedic device industry and in executive management, (iii) our Chairman of the Board has significant experience as a CEO, COO and other senior management positions with large multi-national companies; and (iv) our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries. Specifically, Mr. Zafirovski brings extensive financial management and board experience; Mr. Murphy is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience in various senior financial management and board positions; Mr. Chiminski has served in numerous senior management roles with medical device and pharmaceutical companies; Mr. Quella has extensive financial and investment experience from his involvement in The Blackstone Group and from his prior involvement in management consulting companies; Mr. Lawson has over 35 years of senior management and board of directors experience in the orthopedic medical device industry; and Dr. Kosecoff has extensive senior management experience with healthcare companies, as well as with private equity firms invested in healthcare services and technology, and senior academic positions at a major U.S. university.

In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as Director, President and Chief Executive Officer, and subsidiary companies filed for bankruptcy protection in the United States, Canada and Europe. Mr. Zafirovski resigned from Nortel on August 14, 2009, at which time the two largest business units were under contract for sale, the board was reduced to three directors and the CEO position was eliminated. In October 2009, Accuride Corporation, for which Mr. John Murphy served in various senior management roles, including as Chief Financial Officer, President and Chief Executive Officer, filed for bankruptcy protection in the United States. Mr. Murphy resigned from Accuride in September 2008. The Board has concluded that neither of these events impair either Mr. Zafirovski’s or Mr. Murphy’s ability to serve as a director.

Board Leadership Structure. Effective January 5, 2012, the Board elected Mr. Zafirovski as a member of the Board and as non-executive Chairman of the Board. The Chief Executive Officer position is and will remain separate from the Chairman position. We believe that the separation of the Chairman and CEO positions is appropriate for a company of the size and nature of DJO.

Role of Board in Risk Oversight. The Board has extensive involvement in the oversight of risk related to the Company and its business. The Audit Committee of the Board plays a key role in representing and assisting the Board in discharging its oversight responsibility relating to the accounting, reporting and financial practices of the Company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the Company’s compliance with legal and regulatory requirements. Through its regular meetings with management, including legal, regulatory, compliance and internal audit functions, the Audit Committee reviews and discusses all of the principal functions of our business and updates the Board on all material matters.

Audit Committee. Our Audit Committee currently consists of two appointed Directors, Mr. Murphy (Chairman), and Ms. Kahr. As a privately held company, our Audit Committee is not required to be composed of only independent directors. We believe that Mr. Murphy meets the definition of an independent director under the Rules of the New York Stock Exchange. Our Board has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board also believes that the other member of the Audit Committee has the requisite level of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee. The Compensation Committee of the DJO Board currently consists of three appointed Directors, Mr. Quella (Chairman), Ms. Kahr and Mr. Chiminski. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of two appointed directors, Mr. Chiminski (Chairman) and Mr. Quella. We believe Mr. Chiminski and Mr. Quella meet the definition of an independent director under the Rules of the New York Stock Exchange.

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the objectives of our executive compensation program and the material elements of compensation for those executive officers who are identified under Item 11. “Executive Compensation—Summary Compensation Table” (the Named Executive Officers or NEOs), along with the role of the Compensation Committee of the DJO Board (the Compensation Committee) in reviewing and making decisions regarding our executive compensation program.

Named Executive Officers

For the year ended December 31, 2014, the following individuals were our NEOs:

Michael P. Mogul	President, Chief Executive Officer and Director
Susan M. Crawford	Executive Vice President, Chief Financial Officer and Treasurer (commenced employment on March 31, 2014)
Cynthia J. Dieter	Former Interim Principal Financial Officer (resigned from such position on March 31, 2014 and terminated employment with DJO on August 8, 2014)
Brady Shirley	President, DJO Surgical (commenced employment on March 10, 2014)
Stephen J. Murphy	President, International Commercial Business
Sharon Wolfington	President, Global Recovery Sciences

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock incentive plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met four times during 2014 and acted by written consent once. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

Objectives of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented senior management who can contribute to our growth and success and thereby build long-term value for our stockholders. We believe that an effective executive compensation program is critical to our long-term success. By having an executive compensation program that is competitive with current market practices and focuses on driving superior and enduring performance, we believe we can align the interests of our executive officers with the interests of our stockholders and reward our executive officers for successfully improving stockholder returns and achieving long-term business goals. Our compensation program has the following objectives:

•	Attract and retain talented senior management to ensure our future success,

•	Encourage a pay-for-performance mentality by directly relating variable compensation elements to the achievement of financial and strategic objectives,

•	Promote a direct relationship between executive compensation and the interests of our stockholders, with long-term incentive compensation that links a significant portion of executive compensation to our sustained performance through stock option awards, and

•	Structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.

The Elements of Our Executive Compensation Program

The material elements of our executive compensation program are as follows:

•	Base salary,

•	Annual and quarterly cash incentive compensation (performance-based bonuses, with such bonus in an amount up to 70% of base salary for the executive officers (other than the CEO) for achieving certain target goals and with an additional supplemental bonus of up 100% of base salary for achieving enhanced goals; and a bonus in an amount up to 100% of base salary for the CEO with an additional supplemental bonus for achieving enhanced goals of up to 50% of his base salary),

•	Equity-based awards (stock options), and

•	Retention and severance agreements, where appropriate.

Base Salary

Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries, the nature of the position, the contribution and experience of the officers and their length of service.

The Compensation Committee does not automatically or regularly make increases in base salary, but reviews base salaries and overall compensation from time-to-time. No base salary increases were made in 2014 for any of our NEOs. Ms. Crawford was hired on March 31, 2014 with an annual base salary of $500,000 and Mr. Shirley was hired on March 10, 2014 with an annual base salary of $425,000. The base salaries for Ms. Crawford and Mr. Shirley were based on salaries of comparable senior positions in the industry and DJO’s prior compensation practices and were the result of negotiation with these individuals.

Annual and Quarterly Cash Incentive Compensation

Performance-based cash incentive compensation is provided to motivate our NEOs each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past seven years, the Compensation Committee has adopted annual bonus plans which have several basic features which have carried over from year to year, with some modifications and the establishment of specific financial targets for each year.

On April 24, 2014, the Compensation Committee approved the management incentive bonus plan for 2014 (the “2014 Bonus Plan”) for our NEOs and other executive officers. Under the 2014 Bonus Plan, each NEO (other than the CEO) had an opportunity to earn a target bonus in an amount up to 70% of such NEO’s annual base salary (the “Target Bonus”). Pursuant to his employment agreement, Mr. Mogul’s Target Bonus is equal to 100% of his annual base salary. Under the 2014 Bonus Plan, 50% of the Target Bonus was based on full-year performance and 50% on quarterly performance. In addition, for NEOs other than Mr. Murphy and Mr. Shirley, 50% of each quarterly and annual Target Bonus opportunity was based on meeting the Company’s revenue targets and 50% of each quarterly and annual Target Bonus opportunity was based on meeting the Company’s Adjusted EBITDA targets.

For Mr. Murphy, 50% of his annual and quarterly Target Bonus is based on the revenue of the International segment and 50% is based on the Company’s Adjusted EBITDA.

For Mr. Shirley, 50% of his annual and quarterly Target Bonus is based on the revenue of the Surgical Implant segment and 50% is based on the Company’s Adjusted EBITDA. Pursuant to the terms of Mr. Shirley’s offer letter, he was guaranteed payment of his Target Bonuses for the second, third and fourth quarters of 2014 and his annual Target Bonus for 2014 based on the actual salary paid to him in 2014, as well as the first quarter Target Bonus for 2015 based on the actual salary paid to him in the first quarter of 2015.

The Compensation Committee selected revenue and Adjusted EBITDA as the relevant Company-wide performance criteria for the 2014 Bonus Plan because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to stockholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2014 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities. For certain of the business unit leaders, the Compensation Committee determined that it was appropriate that their Bonus Plans include components related to the revenue and Adjusted EBITDA for such leader’s business unit in order to incentivize him or her to achieve the goals of the applicable business unit.

The 2014 Bonus Plan provided for a minimum bonus of 1.5% of the revenue portion of the Target Bonus for any revenue growth over 2013 revenue and a minimum bonus of 25% of the Adjusted EBITDA portion of the Target Bonus for growth of 2.6% over 2013 Adjusted EBITDA (the “Threshold Bonus”). The revenue and Adjusted EBITDA targets for earning quarterly bonuses were calculated on a year-to-date cumulative basis and no bonus for revenue performance would be paid for any quarter or year unless Adjusted EBITDA results for such period also showed growth over the comparable period in the prior year. The 2014 Plan also provided for a supplemental bonus opportunity based on full year performance pursuant to which the NEOs were eligible to earn an additional bonus of up to 100% of their applicable Target Bonus (50% for Mr. Mogul) if the Company’s and, where applicable, the business unit’s financial performance exceeded the applicable target by up to 10% for revenue and up to 10% for Adjusted EBITDA (the “Maximum Bonus”). The effects of foreign currency translation were excluded from the financial calculations under the 2014 Bonus Plan. See definition of “Adjusted EBITDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

In establishing the specific financial performance goals for the 2014 Bonus Plan, the Compensation Committee set the annual revenue and Adjusted EBITDA targets to reflect growth of 5.4% and 7.8% over the 2013 revenue and Adjusted EBITDA, respectively. For the International segment, the revenue target was set to reflect growth over 2013 of 6.8% over the 2013 revenue.

As a result of the Company’s financial performance in 2014, no amount was earned for the first quarter of 2014 and partial quarterly bonuses of 66.8%, 68.2%, and 68.2% of the Target Bonus for the revenue component were earned for the second, third and fourth quarters and partial quarterly bonuses of 58.0%, 65.0% and 48.0% of the Target Bonus for the Adjusted EBITDA component were earned for the second, third and fourth quarters. For the annual bonus, 68.2% of the Target Bonus was earned on the revenue component and 48.0% of the Target Bonus was earned on the Adjusted EBITDA component. No supplemental bonus amounts were earned in 2014.

As a result of the financial performance of the International segment in 2014, no amount for the revenue component of the Target Bonus was earned for the first quarter of 2014 and quarterly bonuses of 100.0% of the Target Bonus for the revenue component of the International segment were earned for the second, third and fourth quarters. For the annual bonus, 100.0% of the Target Bonus was earned on the revenue component of the International segment. No supplemental bonus amounts were earned in 2014.

Equity Compensation Awards

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price of not less than the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Board of Directors. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-

public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2014, options for a total of 9,239,166 shares were outstanding.

2014 Option Grants. On April 24, 2014, in connection with the hiring of Ms. Crawford and Mr. Shirley, the Compensation Committee approved the grant of options to each of Ms. Crawford and Mr. Shirley to purchase 250,000 shares under the 2007 Plan. The Compensation Committee believes that the number of shares subject to these option grants reflect a typical initial grant for senior executives. These options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was not less than the fair market value of our common stock on the date of grant. One-third of these options will vest in equal annual installments over five years, contingent on each executive’s continued employment through each each vesting date (“Time-Based Tranche”). The other two-thirds of the stock options (“Adjusted EBITDA Tranche”) will vest in four equal annual installments for 2014 and for each of the three following calendar years, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the DJO Board. In the event that Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not vest for such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA achieved over such four year period equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. Furthermore, in the event that Blackstone achieves a minimum return of money on invested capital (MOIC) of 2.25 following the sale of all or a portion of its shares of DJO capital stock during the term of the options, any unvested installments from prior years and all installments for future years shall thereupon vest. Since the Company did not meet the annual Adjusted EBITDA target for 2014, the 2014 vesting installment did not vest as of December 31, 2014, but remain eligible for vesting (i) at the end of the applicable four year vesting period based on the achievement of the required cumulative Adjusted EBITDA as described above, and (ii) upon achievement of the MOIC condition during the term of the option as described above.

2014 Amendments to 2012 and 2013 Option Grants. On February 20, 2014, the Compensation Committee approved an amendment to the vesting provisions of the options granted in 2012 and 2013 to employees, including the NEOs, that provides that the 2012 and 2013 vesting installments, which did not vest based on the 2012 and 2013 Adjusted EBITDA performance goals may vest at the end of 2014 if an enhanced 2014 Adjusted EBITDA target is achieved. Because the Company did not meet the Annual EBITDA target for 2014, the 2012, 2013 and 2014 vesting installments did not vest as of December 31, 2014, but remain eligible for vesting (i) at the end of the applicable four year vesting period based on the achievement of the required cumulative Adjusted EBITDA as described above, and (ii) upon achievement of the MOIC condition during the term of the option as described above.

Management Rollover Options. In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their DJO Opco stock options for options to purchase shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options. The 2007 Plan permits optionees to exercise stock options using a net exercise method. In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. On December 8, 2014, Mr. Murphy employed the net exercise method to exercise DJO Management Rollover Options resulting in the purchase of 8,369 shares of common stock for $7.00 per share. In connection with the exercise of his Rollover Options, in December 2014, we granted a fully vested option to purchase 18,791 shares under the 2007 Plan to Mr. Murphy (the “2014 Vested Options”). The 2014 Vested Options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was not less than the fair market value of our common stock on the date of grant.

Change in Control Provisions in Option Awards. All options granted under the 2007 Plan prior to 2012 contain change-in-control provisions that cause the options in the Time-Based Tranche to become immediately vested and exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control. For options granted to new employees after 2011, options in the Time-Based Tranche also contain change-in-control provisions.

Employment Agreement with CEO.

The Employment Agreement with our CEO provides for severance benefits in the event that we terminate him without cause at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). The CEO’s employment agreement does not provide for enhanced severance if we have a change in control.

Severance Agreement with Mr. Murphy.

In connection with the retirement of DJO’s former CEO in 2011, we entered into a severance agreement with Mr. Murphy and certain other executive officers. Mr. Murphy’s severance agreement provides that if the executive’s employment is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as he is in compliance with the restrictive covenants set forth in the severance agreement, he will be paid certain amounts as described below in “Potential Payments Upon Termination or Change-in-Control.” We believe that it was necessary to offer these severance benefits in order to remain competitive in attracting and retaining executives such as Mr. Murphy.

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

Submitted by the Compensation Committee:
James Quella
Julia Kahr
John Chiminski

Summary Compensation Table

The following table sets forth summary information about the compensation during 2014, 2013, and 2012 for services rendered in all capacities by our Chief Executive Officer, our Chief Financial Officer, our former Interim Principal Financial Officer and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation (10) ($)	Total ($)
Michael P. Mogul	2014	750,000	—	—	—	435,675	9,100	1,194,775
President, Chief Executive Officer and Director	2013	750,000	—	—	—	257,753	8,925	1,016,678
	2012	750,000	—	—	—	526,326	8,750	1,285,076

Susan M. Crawford (6)	2014	375,000	—	—	1,527,500	152,486	9,100	2,064,086
Executive Vice President, Chief Financial Officer

Cynthia J. Dieter (7)	2014	141,481	—	—	—	17,936	243,204	402,621
Former Interim Principal Financial Officer

Brady Shirley (8)	2014	343,269	240,288	—	1,527,500	—	39,772	2,150,829
President, DJO Surgical

Stephen J. Murphy (9)	2014	357,043	—	—	99,216	210,481	83,248	749,988
President, International Commercial Businesses	2013	304,003	—	—	34,360	98,864	68,898	506,125
	2012	301,112	162,500	—	609,000	185,586	89,422	1,347,620

Sharon Wolfington	2014	425,000	—	—	—	172,818	39,156	636,974
President, Global Recovery Sciences	2013	212,500	148,750	—	1,532,500	—	16,101	1,909,851

(1)	The amount in the “Bonus” column for 2014 for Mr. Shirley reflects the guaranteed payment of his quarterly target bonus for the second, third and fourth quarters of 2014 and the 2014 annual target bonus based on his actual salary earned in 2014.
(2)	The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years, computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. We are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year. These amounts may not correspond to the actual value that is ultimately realized by the NEOs. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options.
(3)	The amount shown for Ms. Crawford’s and Mr. Shirley’s option awards includes an amount related to the Time-Based Tranche of options and an amount related to the Adjusted EBITDA Tranche of options. See “2014 Option Grants” in “Compensation Discussion and Analysis” above for a description of the terms of these options.
(4)	The option awarded to Mr. Murphy in 2014 was fully vested. See “Management Rollover Options” in “Compensation Discussion and Analysis” above for a description of the terms of these options.
(5)	The amounts shown in this column include amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year.
(6)	Ms. Crawford commenced employment with the Company on March 31, 2014 as Executive Vice President, Chief Financial Officer and Treasurer.
(7)	Ms. Dieter was appointed Interim Principal Financial Officer in February 2014 and resigned from such position on March 31, 2014 upon commencement of Ms. Crawford’s employment. Ms. Dieter’s employment with the Company terminated on August 8, 2014.
(8)	Mr. Shirley commenced employment with the Company of March 10, 2014 as President, DJO Surgical.
(9)	Mr. Murphy’s Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year, with the average exchange rate for fiscal year ending December 31, 2014 of $1.65 per pound.

(10)	The elements of All Other Compensation shown in this column for 2014 for each of the NEOs are set forth in the following table:

For the Year Ended December 31, 2014

	Mr. Mogul	Ms. Crawford	Ms. Dieter	Mr. Shirley (2)	Mr. Murphy (3)	Ms. Wolfington (2)
Severance	$—	$—	$207,800	$—	$—	$—
Company contributions to deferred compensation plans	9,100	9,100	7,500	9,100	58,496	9,100
Accrued Vacation	—	—	27,904	—	—
Housing Expenses(1)	—	—	—	25,607	—	27,984
Relocation Expenses(1)	—	—	—	—	—	2,072
Vehicle allowance(1)	—	—	—	5,065	17,255	—
Medical insurance, Life insurance and Income protection	—	—	—	—	7,497	—

Total	$9,100	$9,100	$243,204	$39,772	$83,248	$39,156

(1)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits.
(2)	The amounts for “Relocation Expenses” and “Housing Expenses” for Mr. Shirley and Ms. Wolfington represent the incremental cost to the Company of the costs of relocation and temporary housing for their relocation to Austin, Texas and San Diego County, respectively.
(3)	Mr. Murphy’s Other Compensation for 2014 has been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2014 of $1.65 per pound.

Employment Agreement with CEO.

On May 31, 2011, we entered into an Employment Agreement with Mr. Mogul, pursuant to which he is entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary with a maximum bonus of 150% of his base salary, contingent on his achieving target and maximum performance objectives established by the DJO Board. Fifty percent of his bonus can be earned and paid quarterly based on the Company’s achievement of the established quarterly financial results and the remaining fifty percent of the target bonus, plus any supplemental bonus, can be paid annually based on the Company’s overall financial results for the year. Mr. Mogul’s employment agreement has a four year term, with automatic one-year extensions unless prior notice of termination is given by either party. Following a termination without cause (as defined in the employment agreement), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his target bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s medical benefit plans for up to 18 months. The employment agreement contains a covenant not to compete during the term of the agreement and for 18 months after his employment terminates.

Grants of Plan-Based Awards in 2014

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2014.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold (2)($)	Target ($)	Maximum ($)
Michael P. Mogul	1/1/2014	99,375	750,000	1,125,000	—		—	—
Susan M. Crawford	3/31/14	46,375	350,000	700,000	—		—	—
	4/24/14	—	—	—	250,000	(5)	16.46	1,527,500
Cynthia Dieter	1/1/2014	—	—	—	—		—	—
Brady Shirley (3)	4/24/14	—	—	—	250,000	(5)	16.46	1,527,500
Sharon Wolfington	1/1/2014	39,419	297,500	595,000	—		—	—
Stephen J. Murphy (4)	1/1/2014	33,341	249,930	499,861	—		—	—
	12/8/2014	—	—	—	18,791	(6)	16.46	99,216

(1)	The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the Threshold, Target and Maximum Bonus potential under the 2014 Bonus Plan. See discussion of in the 2014 Bonus Plan under the heading “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for more details.
(2)	The Threshold Bonus is calculated based on the minimum payout percentages of 1.5% of the Target Bonus based on revenue targets and 25% of the Target Bonus based on Adjusted EBITDA targets.
(3)	Mr. Shirley’s employment commenced on March 10, 2014. Under the terms of his offer letter, he was guaranteed payment of his quarterly target bonus for the second, third and fourth quarters of 2014 and the 2014 annual target bonus based on his actual salary earned in 2014 as well as the target bonus for the first quarter of 2015 based on his actual salary earned in 2015. Because these bonuses were guaranteed, the amounts are not included in this table.
(4)	Amounts shown for Mr. Murphy have been translated from pound sterling at an average rate for the year ending December 31, 2014 of $1.65 per pound.
(5)	These options have a term of 10 years from the date of grant. One-third of these options will vest in equal annual installments over five years, contingent on Ms. Crawford’s and Mr. Shirley’s continued employment through each vesting date. The other two-thirds of the stock options will vest in four equal annual installments for 2014 and for each of the following three calendar years, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board and with such other terms as the options granted in 2012 and 2013. Because the Company did not meet the Adjusted EBITDA target for 2014, the 2014 vesting installment did not vest as of December 31, 2014, but remain eligible for vesting (i) at the end of the applicable four year vesting period loosed on achievement of the required Cumulative Adjusted EBITDA as described above, and (ii) upon achivement of the MOIC condition during the term of the option as described above.
(6)	These options have a term of 10 years from the date of grant. These options were fully vested on the date of grant.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Michael P. Mogul	200,001	(1)	66,666	(8)	533,333	(10)	16.46	6/13/2021

Susan M. Crawford	—		83,333	(9)	166,667	(11)	16.46	4/24/2014

Cynthia Dieter	—		—		—		—	—

Brady Shirley	—		83,333	(9)	166,667	(11)	16.46	4/24/2024

Stephen J. Murphy	18,791	(2)	—		—		16.46	12/8/2024
	6,103	(3)	—		—		16.46	12/5/2023
	—		—		100,000	(11)	16.46	3/16/2022
	7,372	(4)	—		14,742	(10)	16.46	12/9/2019
	83,284	(5)	—		91,907	(10)	16.46	2/21/2018
	36,634	(6)	—		—		13.10	5/11/2017
	30,529	(6)	—		—		12.91	4/3/2016

	182,713		—		206,649

Sharon Wolfington	16,665	(7)	66,660	(9)	166,675	(11)	16.46	7/24/2023

(1)	On June 13, 2011, Mr. Mogul was granted an option to purchase 800,000 shares under the 2007 Plan in connection with his commencement of employment. The amount above reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable.
(2)	These options reflect the number of shares underlying the 2014 Vested Options which are fully vested. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above.
(3)	In December 2013, Mr. Murphy received an option to purchase 6,103 shares under the 2007 Plan, with a term of 10 years from the date of grant. The option was granted to employees who previously received the DJO Management Rollover Options, a portion of which were scheduled to expire in December 2013. This option was fully vested on the date of grant.
(4)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable that were granted in 2009 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2009 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) in 2009. These options have a term of 10 years from the date of grant.
(5)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that were vested and exercisable on December 31, 2014 which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009. These options have a term of ten years from the date of grant.

(6)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.
(7)	This amount reflects the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to Ms. Wolfington on July 24, 2013, in connection with the commencement of her employment. These options have a term of 10 years from the date of grant.
(8)	This amount reflects the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted on June 13, 2011 under the 2007 Plan. The remainder of these options vests on June 13, 2015.
(9)	These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2013 to Ms. Wolfington and in 2014 to Mr. Shirley and Ms. Crawford under the 2007 Plan. Twenty percent of the original Time-Based Tranche of Options vest on the following dates: Ms Wolfington: July 24, 2015, July 24, 2016, July 24, 2017 and July 24, 2018; Ms. Crawford and Mr. Shirley: April 24, 2015, April 24, 2016, April 24, 2017, April 24, 2018 and April 24, 2019.
(10)	These amounts reflect the number of shares underlying the Market Return Tranche and the Enhanced Market Return Tranche of options that have not been earned (i.e., their performance conditions have not been satisfied). The “Market Return Tranche” and “Enhanced Market Return Tranche” vest upon achievement by Blackstone of a minimum return of money on invested capital (MOIC) of 2.25 and 2.5, respectively, following the sale of all or a portion of its shares of DJO capital stock. See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.
(11)	These amounts reflect the number of shares underlying the Adjusted EBITDA Tranche of options granted to Mr. Murphy in 2012, Ms. Wolfington in 2013, Mr. Shirley in 2014 and Ms. Crawford in 2014 that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

Option Exercises During 2014

The following table provides information regarding the amounts received by our NEOs as a result of exercises of stock options during the year ended December 31, 2014.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Stephen J. Murphy (1)	8,369	259,923

(1)	Reflects the net exercise of rollover options held by Mr. Murphy on December 8, 2014. The Value Realized on Exercise of these options is equal to the product of 27,476 gross shares exercised and the difference between $16.46 and the exercise price of $7.00 per share. The net number of shares issued is equal to 27,476 shares, less the sum of (i) the fair value of the aggregate exercise price for the gross number of shares ($192,332), divided by $16.46, and (ii) the tax withholding amount ($122,164), divided by $16.46.

Non-Qualified Deferred Compensation for 2014

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

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Michael P. Mogul (1)	4,547	—	5,522	—	97,235
Stephen J. Murphy (2)	20,434	58,496	—	—	842,229

(1)	Amounts deferred by Mr. Mogul under the Deferred Plan have been reported as 2014 compensation to Mr. Mogul in the “Salary” column in the Summary Compensation Table above. Amounts included in aggregate earnings are not required to be included in Summary Compensation Table above.
(2)

Amounts under “Executive Contributions in Last FY” have been reported as compensation to Mr. Murphy in the “Salary” column in the Summary Compensation Table above. Amounts under “Registrant Contributions in Last FY” have been reported as compensation to Mr. Murphy in the “Other Compensation” column of the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources. Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above. The amounts for

Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2014 of $1.65 per pound. The registrant is unable to determine the Aggregate Earnings in 2014 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

Of our NEOs, only Mr. Mogul is party to an employment agreement and Mr. Murphy is party to a severance agreement, each of which contain severance provisions. None of the other NEOs have a severance agreement or employment agreement. Mr. Mogul’s employment agreement provides that he is entitled to the following if he is terminated by us without cause (as defined in the employment agreement): (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times his base salary plus 1.5 times his target bonus for the year of termination, payable in equal installments in accordance with our standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months. Mr. Murphy’s severance agreement provides that if he is terminated by the Company without “cause” (as defined in the severance agreement) and for so long as the executive is in compliance with the restrictive covenants described below, he will be paid the following amounts: (a) a monthly payment equal to his monthly base salary for 12 months; (b) a monthly payment equal to one-twelfth of his target bonus amount under the annual bonus plan for the year of termination for the 12 month period; (c) a pro-rata share of any quarterly bonus for the quarter in which his employment is terminated plus a pro-rata share of the annual bonus that he would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 12 month period following such termination. In addition, if Mr. Murphy holds DJO Management Rollover Options, the severance agreement provides that the Company will purchase the DJO Management Rollover Options held by him on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the DJO Management Rollover Options. Payment of the benefits under the severance agreement is contingent on compliance with a covenant not to compete against the Company and a covenant not to solicit customers or employees for 12 months. Such payments will not be made if the executive’s employment terminates due to death or disability. Receipt of severance under these agreements is conditioned upon receiving a full release of any claims from the executive.

In connection with the termination of Ms. Dieter’s employment on August 8, 2014, Ms. Dieter executed a standard termination agreement containing a full release of any claims and was paid $207,800 in severance payments.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2014:

Name	Base Salary Payment	Bonus Payment	Health Benefits	Value of Rollover Options	Total
Michael P. Mogul	$1,125,000	$1,125,000	$33,812	$—	$2,283,812
Susan M. Crawford	—	—	—	—	—
Brady Shirley	—	—	—	—	—
Stephen J. Murphy	357,043	249,930	7,497	231,471	845,941
Sharon Wolfington	—	—	—	—	—

The options granted to our executive officers and other members of management prior to 2012 contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the NEO remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Market Return Tranche or Enhanced Market Return Tranche (as described above), the vesting of which requires the achievement of the minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO. The Time-Based Tranche of the options granted in 2013 to Ms. Wolfington and in 2014 to Ms. Crawford and Mr. Shirley also contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon occurrence of a change-in-control.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our non-employee directors on an annual basis. During 2014, our Board consisted of the following persons: Mike S. Zafirovski, Michael P. Mogul, John R. Murphy, Sidney Braginsky (until January 14, 2014), John Chiminski, Julia Kahr, David N. Kestnbaum, Dr. Jacqueline Kosecoff (from December 18, 2014), Ron Lawson, and James Quella. Ms. Kahr and Mr. Kestnbaum are affiliated with Blackstone and are not compensated for serving as members of our Board. Mr. Mogul is our Chief Executive Officer and is not separately compensated for serving as a member of the Board.

The standard compensation package for directors who are not employed by, and who do not consult for, the Company or by any Blackstone-controlled entity (the “Eligible Directors”), consists of an annual fee of $80,000 for each such director, except as described below, and annual stock option grants valued at $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the Chairmen of the Compensation and Nominating and Corporate Governance Committees receive an annual fee of $15,000. Prior to 2015, the other members of the Audit Committee (who are Eligible Directors) received an annual fee of $15,000. Commencing in 2015, Committee members other than the Chairman will not receive a separate Committee fee.

On September 11, 2012, the Compensation Committee approved Mr. Lawson’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years, one-third is subject to the Market Return Tranche vesting condition and one-third is subject to the Enhanced Market Return Tranche vesting condition.

On January 5, 2012, the Compensation Committee approved Mr. Zafirovski’s compensation as Chairman of the Board of DJO, consisting of annual cash compensation of $400,000 per year, and options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years, one-third is subject to the Market Return Tranche vesting condition and one-third is subject to the Enhanced Market Return Tranche vesting condition.

On October 22, 2013, the Compensation Committee approved Mr. Quella’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years, one-third is subject to the Market Return Tranche vesting condition and one-third is subject to the Enhanced Market Return Tranche vesting condition.

On February 20, 2014, the Compensation Committee ratified payment to Mr. Murphy of additional compensation as a consultant to DJO, consisting of monthly cash compensation of $20,000. Mr. Murphy’s arrangement provided that he would provide consulting services to assist the Company during the CFO transition period, which ended at March 31, 2014 with the hiring of Ms. Crawford. Mr. Murphy received a total of $120,000 for his services during this period.

No separate compensation is paid to Mr. Mogul or Ms. Crawford for their services as Managers of DJOFL.

The following table sets forth the compensation earned by our directors for their services in 2014 (excluding Mr. Mogul, Ms. Kahr and Mr. Kestnbaum, who are not separately compensated as directors):

	Directors Compensation for 2014
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Sidney Braginsky (2)	$—	$—	$—
John Chiminski	80,000	—	80,000
Dr. Jacqueline Kosecoff (3)	—	—	—
James R. Lawson	200,000	—	200,000
John R. Murphy	105,000	—	105,000
James Quella	200,000	—	200,000
Mike Zafirovski	400,000	—	400,000

(1)	No option awards were granted to our non-employee directors in 2014. As of December 31, 2014, Mr. Chiminski had 4,600 stock options outstanding (grant date fair value: 2013 grant: $26,680), Mr. Lawson had 100,000 stock options outstanding (grant date fair value: 2012 grant: $614,000), Mr. Murphy had 9,200 stock options outstanding (grant date fair value: 2012 grant: $27,968, 2013 grant: $26,680), Mr. Quella had 100,000 stock options outstanding (grant date fair value: 2013 grant: $612,000) and Mr. Zafirovski had 303,767 stock options outstanding (grant date fair value: 2012 grant: $1,846,903).
(2)	Mr. Braginsky resigned as a director effective January 14, 2014.
(3)	Dr. Kosecoff was elected director effective December 18, 2014.

Compensation Committee Interlocks and Insider Participation

During 2014, our Compensation Committee consisted of two designees of Blackstone, Ms. Kahr and Mr. Quella. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of February 20, 2015, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.45%
Directors and Executive Officers:
Michael P. Mogul
President, Chief Executive Officer and Director	218,712	200,001	*
Susan M. Crawford
Chief Financial Officer and Treasurer	—	—	—
Cynthia Dieter
Former Interim Principal Officer	—	—	—
Brady Shirley
President, DJO Surgical	—	—	—
Sharon Wolfington
President, Global Recovery Sciences	—	16,665	*
Stephen J. Murphy
President, International Commercial Business	28,102	182,713	*
Mike S. Zafirovski
Chairman of the Board	60,753	101,256	*
John Chiminski
Director	—	3,067	*
Julia Kahr (4)
Director	—	—	—
David Kestnbaum (4)
Director	—	—	—
Dr. Jacqueline Kosecoff	—	—	—
Director
Ron Lawson
Director	60,753	22,222	*
John R. Murphy
Director	—	7,667	*
James Quella
Director	—	11,112	—
All Directors and executive officers as a group	379,186	1,085,287	2.90%

*	Less than 1%
(1)	Includes shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Includes the number of shares that could be purchased by exercise of options on or within 60 days after February 20, 2015 under DJO’s stock option plan. For the NEOs, this number includes the DJO Management Rollover Options which are fully vested, the portion of the Time-Based Tranche that have vested or will vest in 60 days, and options that vested in 2008 and 2009 which were part of the former Performance-Based Tranche portion of the Market Return Tranche or the Enhanced Market Return Tranche.
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

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	9,239,166	$16.11	522,397

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

Director Independence

As a privately held company, the DJO Board is not required to have a majority of independent directors. However, we believe that Messrs. Murphy, Chiminski, Lawson and Quella and Dr. Kosecoff would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2014 and 2013 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2014	2013
Audit fees (1)	$2,551,720	$1,549,769
Audit-related fees (2)	29,645	14,373
Tax fees (3)	19,000	84,985

(1)	Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2014, audit fees included fees related to our 2014 acquistion activity as well as the amendment of our senior secured credit facilities. In 2013, audit fees included fees related to our 2013 acquisition activity.
(2)	Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2014 and 2013 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.
(3)	Tax Fees: Consists of tax compliance and consultation services.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.	The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2014 and 2013.

•	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of (Deficit) Equity for the Years Ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

4.1	Indenture, dated as of October 18, 2010, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.75% Senior Subordinated Notes due 2017 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

4.2	Indenture, dated as of April 7, 2011, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.75% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on April 8, 2011).

4.3	Indenture, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Trustee and Second Lien Agent, governing the 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

4.4	Indenture, dated as of October 1, 2012, by and among DJOFL, Finco, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 9.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

4.5	Supplemental Indenture, dated as of March 17, 2011, between Elastic Therapy, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.3 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.6	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.6 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.7	Supplemental Indenture, dated as of April 7, 2011, between Rikco International, LLC and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

4.8	First Supplemental Indenture, dated as of October 1, 2012, by and among the Issuers, the guarantors named therein and The Bank of New York Mellon, as Trustee, governing additional 8.75% Second Priority Senior Secured Notes due 2018 (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 4, 2012).

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).

10.3*	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011(incorporated by reference to Exhibit 10.6 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.4*	Amendment to 2007 Incentive Stock Plan, dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.5*	Amendment to 2007 Incentive Stock Plan, dated October 23, 2013 (incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.6*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2008 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.7*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.4 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.8*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.9*	Form of Amendment No. 3 to Nonstatutory Stock Option Agreement for options granted in 2008 (incorporated by reference to Exhibit 10.7 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.10*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2009 (incorporated by reference to Exhibit 10.6 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.11*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.12*	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2009 (incorporated by reference to Exhibit 10.8 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.13*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2010 (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.14*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2010 (incorporated by reference to Exhibit 10.9 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.15*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2011 (incorporated by reference to Exhibit 10.10 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).

10.16*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2012 (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.17*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2013 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.18*	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2012 (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.19*	Form of Amended and Restated Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (New Hires) for options granted to new hires in 2012 (incorporated by reference to Exhibit 10.4 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.20*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2013 (incorporated by reference to Exhibit 10.5 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013).

10.21*	Form of Directors’ Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.7 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.22*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan between DJO Global, Inc. and James R. Lawson (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on September 13, 2012).

10.23*	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan (Replacement Version) (incorporated by reference to Exhibit 10.8 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.24*	Form of Nonstatutory Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.25*	Form of Incentive Stock Option Rollover Agreement under 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.10 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.26*	Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.27*	Employment Agreement, dated as of May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.28*	Amendment to Employment Agreement, dated as of April 9, 2012, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.29*	Form of Stock Option Agreement between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).

10.30*	Form of Stock Option Agreement between DJP Global, Inc. and Mike S. Zafirovski (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on January 6, 2012)

10.31*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.32	Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.33	First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.34	Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.35	Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.36	Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.37	Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.38	Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.39	Office/Light Manufacturing Lease, dated June 14, 1996, between Cardigan Investments Limited Partnership and EMPI, Inc., covering 93,666 sq. ft. facility in St. Paul, Minnesota, together with amendments thereto (Incorporated by reference to Exhibit 10.28 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.40	Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (Incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.41	Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (Incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.42	Credit Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings, Credit Suisse, as administrative agent, the lenders from time to time party thereto and the other agents named therein (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.43	Security Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.44	Guaranty Agreement, dated November 20, 2007, among DJOFL, as borrower, DJO Holdings and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.45	Amendment No. 1, dated as of January 13, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on January 21, 2010).

10.46	Amendment No. 2, dated as of October 7, 2010, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on October 21, 2010).

10.47	Amendment No. 3, dated as of February 18, 2011, to the Credit Agreement dated as of November 20, 2007, among DJO Finance LLC (f/k/a ReAble Therapeutics Finance LLC), DJO Holdings LLC (f/k/a/ReAble Therapeutics Holdings LLC), Credit Suisse AG (f/k/a/ Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.26 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.48	Guaranty Supplement, Supplement No. 1, dated as of March 17, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.40 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.49	Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.41 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.50	Intellectual Property Security Agreement Supplement, Supplement No. 1, dated as of March 17, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.42 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.51	Guaranty Supplement, Supplement No. 2, dated as of April 7, 2011, to the Guaranty dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.44 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.52	Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.45 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.53	Intellectual Property Security Agreement Supplement, Supplement No. 2, dated as of April 7, 2011, to the Intellectual Property Security Agreement dated as of November 20, 2007, among DJOFL, as borrower, DJO Holdings LLC and certain subsidiaries named therein, and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.46 to DJOFL’s Registration Statement on Form S-4, filed on August 29, 2011 (File No. 333-176544)).

10.54	Amendment and Restatement Agreement, dated as of March 20, 2012, by and among DJOFL, DJO Holdings LLC, Credit Suisse AG (formerly known as Credit Suisse), as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, and each lender party thereto (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.55	Second Lien Security Agreement dated as of March 20, 2012, among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on March 23, 2012).

10.56	Refinancing Term Loan Amendment No. 1, dated as of March 30, 2012, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 2, 2012).

10.57	Amendment No. 1 and Refinancing Term Loan Amendment No. 2, dated as of March 21, 2013, by and among DJOFL, DJO Holdings LLC, the Subsidiary Guarantors and Credit Suisse AG Cayman Islands Branch, as Administrative Agent and as Refinancing Term Lender (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on April 25, 2013).

10.58	Amendment No. 2, Incremental Amendment No. 2 and Refinancing Term Loan Amendment No. 3, dated as of April 8, 2014, by and among DJOFL, DJO Holdings LLC and Credit Suisse AG Cayman Islands Branch, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014).

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Schedule of Subsidiaries of DJOFL.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350 — Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure.

101+	The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2014, (iv) the Consolidated Statements of (Deficit) Equity for each of the three years in the period ended December 31, 2014, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Sales Discounts and Other Allowances
Balance as of December 31, 2011	$53,370
Provision	194,656
Write-offs, net of recoveries	(186,203)

Balance as of December 31, 2012	$61,823
Provision	209,057
Write-offs, net of recoveries	(203,857)

Balance as of December 31, 2013	$67,023
Provision	225,528
Write-offs, net of recoveries	(226,316)

Balance as of December 31, 2014	$66,235

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2015	DJO FINANCE LLC

	By:	/s/ Michael P. Mogul
Michael P. Mogul President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Mogul Michael P. Mogul	President, Chief Executive Officer and Manager (Principal Executive Officer)	February 20, 2015

/s/ Susan M. Crawford Susan M. Crawford	Executive Vice President, Chief Financial Officer, Treasurer and Manager	February 20, 2015

/s/ Donald M. Roberts Donald M. Roberts	Executive Vice President, General Counsel, Secretary and Manager	February 20, 2015