Form 10-Q
period 2015-03-28
DJO Finance LLC
filed 2015-04-20
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

As of April 20, 2015, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 28, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$35,688	$31,144
Accounts receivable, net	180,821	188,060
Inventories, net	179,700	175,340
Deferred tax assets, net	24,598	24,598
Prepaid expenses and other current assets	13,913	17,172

Total current assets	434,720	436,314
Property and equipment, net	119,036	120,107
Goodwill	1,133,893	1,141,188
Intangible assets, net	844,456	868,031
Other assets	30,783	32,853

Total assets	$2,562,888	$2,598,493

Liabilities and Deficit
Current liabilities:
Accounts payable	$56,186	$62,960
Accrued interest	55,549	29,600
Current portion of debt obligations	8,950	8,975
Other current liabilities	85,085	99,145

Total current liabilities	205,770	200,680
Long-term debt obligations	2,259,088	2,261,941
Deferred tax liabilities, net	249,523	243,123
Other long-term liabilities	14,177	14,365

Total liabilities	$2,728,558	$2,720,109

Commitments and contingencies

Deficit:
DJO Finance LLC membership deficit:
Member capital	840,394	839,781
Accumulated deficit	(987,938)	(952,412)
Accumulated other comprehensive loss	(20,761)	(11,603)

Total membership deficit	(168,305)	(124,234)
Noncontrolling interests	2,635	2,618

Total deficit	(165,670)	(121,616)

Total liabilities and deficit	$2,562,888	$2,598,493

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$280,101	$282,744

Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,887 and $8,683 for the three months ended March 28, 2015 and March 29, 2014, respectively)	109,242	115,715
Selling, general and administrative	119,773	123,530
Research and development	8,900	9,738
Amortization of intangible assets	22,109	23,559

	260,024	272,542

Operating income	20,077	10,202
Other expense:
Interest expense, net	(42,821)	(43,671)
Other expense, net	(4,151)	(80)

	(46,972)	(43,751)

Loss before income taxes	(26,895)	(33,549)
Income tax provision	(8,330)	(2,624)

Net loss	(35,225)	(36,173)
Net income attributable to noncontrolling interests	(301)	(349)

Net loss attributable to DJO Finance LLC	$(35,526)	$(36,522)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(35,225)	$(36,173)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $492 and $(11) for the three months ended March 28, 2015 and March 29, 2014, respectively	(9,442)	(303)

Other comprehensive loss	(9,442)	(303)

Comprehensive loss	(44,667)	(36,476)
Comprehensive income attributable to non-controlling interests	(17)	(345)

Comprehensive loss attributable to DJO Finance LLC	$(44,684)	$(36,821)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity	Non-controlling interests	Total (deficit) equity
Balance at December 31, 2014	$839,781	$(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)
Net (loss) income	—	(35,526)	—	(35,526)	301	(35,225)
Other comprehensive loss, net of taxes	—	—	(9,158)	(9,158)	(284)	(9,442)
Stock-based compensation	613	—	—	613	—	613

Balance at March 28, 2015	$840,394	$(987,938)	$(20,761)	$(168,305)	$2,635	$(165,670)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash Flows From Operating Activities:
Net loss	$(35,225)	$(36,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,357	8,459
Amortization of intangible assets	22,109	23,559
Amortization of debt issuance costs and non-cash interest expense	2,288	2,090
Stock-based compensation expense	613	444
Loss (gain) on disposal of assets, net	74	(476)
Deferred income tax provision	7,291	739
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	3,208	1,607
Inventories	(8,101)	161
Prepaid expenses and other assets	2,782	4,417
Accrued interest	25,950	20,103
Accounts payable and other current liabilities	(11,690)	(252)

Net cash provided by operating activities	17,656	24,678

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,731)	(14,086)
Cash paid in connection with acquisitions, net of cash acquired	—	(4,587)
Other investing activities, net	—	(501)

Net cash used in investing activities	(8,731)	(19,174)

Cash Flows From Financing Activities:
Proceeds on long term obligations	17,000	8,000
Repayments on long term obligations	(20,019)	(8,023)
Cash paid in connection with the cancellation of vested options	—	(2,001)

Net cash used in financing activities	(3,019)	(2,024)

Effect of exchange rate changes on cash and cash equivalents	(1,362)	(27)

Net increase in cash and cash equivalents	4,544	3,453
Cash and cash equivalents, beginning of period	31,144	43,578

Cash and cash equivalents, end of period	$35,688	$47,031

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,574	$21,465
Cash paid for taxes, net	$2,302	$1,072

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

Segment Reporting

We market and distribute our products through four operating segments, Bracing and Vascular, Recovery Sciences, Surgical Implant, and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical physical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 13 for additional information about our reportable segments.

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

Basis of Presentation

We consolidate the results of operations of our 50% owned subsidiary, Medireha GmbH (Medireha), and reflect the 50% share of results not owned by us as non-controlling interests in our Consolidated Statements of Operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete annual financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2014.

Recent Accounting Standards

In April 2014, the FASB issued an accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this standard has the potential to impact the Company’s accounting for and disclosure of any future discontinued operations.

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

In June 2014, the FASB issued an accounting standards update related to accounting for share-based payments. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

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

2. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Balance, beginning of period	$41,402	$32,957
Provision for doubtful accounts	7,895	9,258
Write-offs, net of recoveries	(4,621)	(8,507)

Balance, end of period	$44,676	$33,708

Our allowance for sales returns balance was $3.6 million and $3.6 million as of March 28, 2015 and March 29, 2014, respectively.

3. INVENTORIES

Inventories consist of the following (in thousands):

	March 28, 2015	December 31, 2014

Components and raw materials	$57,471	$59,578
Work in process	6,581	5,718
Finished goods	108,645	103,042
Inventory held on consignment	31,416	30,978

	204,113	199,316
Inventory reserves	(24,413)	(23,976)

	$179,700	$175,340

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Balance, beginning of period	$23,976	$23,686
Provision charged to costs of sales	1,996	1,758
Write-offs, net of recoveries	(1,559)	(163)

Balance, end of period	$24,413	$25,281

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

4. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 28, 2015 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$495,999	$47,406	$340,631	$1,367,294
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	483,258	317,299	—	340,631	1,141,188
Acquisition	—	—	—	—	—
Foreign currency translation	—	—	—	(7,295)	(7,295)
Balance, end of period
Goodwill	483,258	495,999	47,406	333,336	1,359,999
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	$483,258	$317,299	$—	$333,336	$1,133,893

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

March 28, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$566,784	$(352,566)	$214,218
Patents and technology	486,306	(271,859)	214,447
Trademarks and trade names	25,831	(10,520)	15,311
Distributor contracts and relationships	4,738	(3,506)	1,232
Non-compete agreements	6,707	(4,937)	1,770

	$1,090,366	$(643,388)	446,978

Indefinite-lived intangible assets:
Trademarks and trade names			397,478

Net identifiable intangible assets			$844,456

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,360	$(341,353)	$228,007
Patents and technology	486,466	(264,132)	222,334
Trademarks and trade names	25,970	(9,902)	16,068
Distributor contracts and relationships	4,771	(3,401)	1,370
Non-compete agreements	6,824	(4,723)	2,101

	$1,093,391	$(623,511)	$469,880

Indefinite-lived intangible assets:
Trademarks and trade names			398,151

Net identifiable intangible assets			$868,031

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.9 years for customer relationships, 8.1 years for patents and technology, 2.5 years for distributor contracts and relationships, 6.0 years for trademarks and trade names, and 2.0 years for non-compete agreements. Based on our amortizable intangible asset balance as of March 28, 2015, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2015	$66,077
2016	83,704
2017	72,569
2018	62,426
2019	51,718
Thereafter	110,484

$446,978

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 28, 2015	December 31, 2014
Accrued wages and related expenses	$31,473	$32,220
Accrued commissions	13,195	16,611
Accrued rebates	8,681	12,981
Accrued other taxes	3,870	4,987
Accrued professional expenses	3,663	2,682
Income taxes payable	599	2,477
Deferred tax liability	343	343
Other accrued liabilities	23,261	26,844

	$85,085	$99,145

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

Foreign Exchange Rate Contracts. In prior periods, we have utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of March 28, 2015, we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	March 28, 2015	December 31, 2014	March 28, 2015	December 31, 2014
Foreign exchange contracts not designated as hedges	$—	$7,682	$—	$526

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 28, 2015	December 31, 2014
Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$—	$4

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended,
	Location of gain (loss)	March 28, 2015	March 29, 2014
Foreign exchange forward contracts not designated as hedges	Other income, net	$4	$70

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

As of March 28, 2015, the balance of financial assets and liabilities measured at fair value on a recurring basis was zero.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$4	$—	$4

Contingent consideration	$—	$—	$—	$—

8. DEBT

Debt obligations consist of the following (in thousands):

	March 28, 2015	December 31, 2014
Senior secured credit facilities:
Revolving credit facility	$14,000	$17,000
Term Loan:
$884.6 million New Tranche B term loans, net of unamortized original issuance discount of $4.6 million and $5.1 million as of March 28, 2015 and December 31, 2014, respectively	879,917	879,476
8.75% Second priority senior secured notes, including unamortized original issue premium of $4.0 million and $4.4 million as of March 28, 2015 and December 31, 2014, respectively	334,083	334,377
9.875% Senior unsecured notes	440,000	440,000
7.75% Senior unsecured notes	300,000	300,000
9.75% Senior subordinated notes	300,000	300,000
Other	38	63

Total debt	2,268,038	2,270,916
Current maturities	(8,950)	(8,975)

Long-term debt	$2,259,088	$2,261,941

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

As of March 28, 2015, the market values of our New Tranche B Term Loans and drawings under our revolving credit facility were $886.8 million and $12.9 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Interest Rates. Effective April 8, 2014, the interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 28, 2015, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.24%.

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

Prepayments. The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (1) 50% (which percentage can be reduced to 25% or 0% upon our attaining certain leverage ratios) of our annual excess cash flow, as defined in the credit agreement relating to the senior secured credit facilities (such agreement, the “Credit Agreement”); (2) 100% of the net cash proceeds above an annual amount of $25.0 million from non-ordinary course asset sales (including insurance and condemnation proceeds) by us and our restricted subsidiaries, subject to certain exceptions, including a 100% reinvestment right if reinvested or committed to be reinvested within 15 months of such asset sale or disposition so long as such reinvestment is completed within 180 days thereafter; and (3) 100% of the net cash proceeds from the issuance or incurrence of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the senior secured credit facilities and related amendments. Any mandatory prepayments are applied to the term loan facility in direct order of maturity. We were not required to make any such prepayments in the three months ended March 28, 2015.

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

In addition, the senior secured credit facilities require us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the Credit Agreement) of 4.75:1 for the trailing twelve months ended March 28, 2015. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. As of March 28, 2015, our actual senior secured first lien net leverage ratio was 3.06:1, and we were in compliance with all other applicable covenants.

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

As of March 28, 2015, the market value of the 8.75% Notes was $345.7 million. We determined market value using trading prices for the 8.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 28, 2015, the market value of the 9.875% Notes was $460.9 million. We determined market value using trading prices for the 9.875% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 28, 2015, the market value of the 7.75% Notes was $306.8 million. We determined market value using trading prices for the 7.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of March 28, 2015, the market value of the 9.75% Notes was $308.3 million. We determined market value using trading prices for the 9.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The 8.75% Indenture, the 9.75% Indenture, the 9.875% Indenture and the 7.75% Indenture (collectively, the Indentures) each contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 28, 2015, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of March 28, 2015 and December 31, 2014, we had $26.5 million and $28.6 million, respectively, of unamortized debt issuance costs, which are included in Other Assets in our Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 28, 2015 and March 29, 2014, amortization of debt issuance costs was $2.1 million and $1.9 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

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

For the three months ended March 28, 2015, we recorded income tax expense of approximately $8.3 million on pre-tax losses of $26.9 million, resulting in a negative effective tax rate of 31.0%. For the three months ended March 29, 2014, we recorded income tax expense of $2.6 million on pre-tax losses of $33.5 million, resulting in a negative effective tax rate of 7.8%.

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

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $15.0 million on the deferred tax assets related to the net operating loss carryforwards generated in the three months ended March 28, 2015. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2010.

At March 28, 2015, our gross unrecognized tax benefits were $14.1 million reflecting an increase of $0.2 million from the unrecognized amount of $13.9 million at December 31, 2014. As of March 28, 2015, we have $2.3 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of March 28, 2015, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.6 million, which, if recognized, would impact our effective tax rate in future periods.

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

Options granted to employees in 2012 vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, in the event Blackstone achieves a minimum return on its aggregate investment in DJO’s capital stock following a liquidation of all or a portion of its investment in DJO’s capital stock, any unvested installments from prior years and all installments for future years shall thereupon vest.

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

Stock-Based Compensation

During the three months ended March 28, 2015, the compensation committee granted 261,121 options to employees, of which 215,834 were Performance Options, 24,166 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Performance Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Options, granted during the three months ended March 28, 2015 were $6.07, $5.27, and $6.92, respectively.

During the three months ended March 29, 2014, the compensation committee granted 362,500 options to employees, of which 287,497 were Performance Options and 75,003 were Time-Based Options. The weighted average grant date fair values of the Time-Based Options granted during the three months ended March 29, 2014 were $6.08.

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended
	March 28, 2015	March 29, 2014
Expected volatility	33.3%	33.2%
Risk-free interest rate	1.5%-2.0%	2.0%
Expected term until exercise	5.1-8.3	6.4
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of sales	$30	$23
Operating expenses:
Selling, general and administrative	579	418
Research and development	4	3

	$613	$444

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2015. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2016, 2017, and 2018. as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted in 2014 or 2015.

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

11. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three months presented, we expensed $1.75 million related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

12. COMMITMENTS AND CONTINGENCIES

Pain Pump Litigation

Over the past 7 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our

Bracing and Vascular segment. We currently are a defendant in two U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. In the past four years, we have entered into settlements with plaintiffs in approximately 140 pain pump lawsuits. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion. The range of potential loss for these claims is not estimable, although we believe we have adequate insurance coverage for such claims. As of March 28, 2015, we have accrued $0.2 million for unpaid settlements in this case, and a corresponding receivable as all of the settlements will be paid by our product liability carriers.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy. The carrier under our directors and officers liability policy has agreed to reimburse defense costs incurred in this matter, subject to reservation of rights to deny coverage for customary matters. The parties entered into a settlement agreement in February 2015 which settles all claims and dismisses the lawsuit in all respects, resulting in no material financial impact.

State Licensing Subpoenas

In July 2013 and October 2014, we were served with subpoenas under the Health Insurance Portability and Accountability Act (HIPAA) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoenas were issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoenas.

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that two other defendants have reached settlements. The case continues against the remaining defendants, with the relator pressing for discovery after years of inactivity on the case. While we believe the case against us has no merit, we can make no assurances as to the resources that will be needed to respond to this matter or the final outcome of the case.

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

Minnesota Investigation

On April 1, 2015, we became aware of an investigation headed by an Assistant U.S. Attorney (“AUSA”) in Minneapolis, Minnesota into the sales from (July 1, 2010 to the present) of TENS products by our subsidiary, Empi, Inc., for which government payors reimbursed us. The AUSA has not provided any further description of the investigation, nor have we received a subpoena or other official document relating to the investigation.

13. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended March 28, 2015 and March 29, 2014, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended
	March 28, 2015	March 29, 2014
Net sales:
Bracing and Vascular	$113,904	$109,506
Recovery Sciences	67,115	68,870
Surgical Implant	26,926	23,932
International	72,156	80,436

	$280,101	$282,744

Operating income (loss):
Bracing and Vascular	$20,896	$19,485
Recovery Sciences	16,424	17,398
Surgical Implant	4,320	2,820
International	12,385	14,706
Expenses not allocated to segments and eliminations	(33,948)	(44,207)

	$20,077	$10,202

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
United States	$207,945	$202,308
Other Europe, Middle East, and Africa	33,694	38,377
Germany	21,034	24,471
Australia and Asia Pacific	9,891	9,114
Canada	5,352	6,213
Latin America	2,185	2,261

	$280,101	$282,744

14. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,732	$(6,171)	$13,127	$—	$35,688
Accounts receivable, net	—	135,606	45,215	—	180,821
Inventories, net	—	145,860	49,967	(16,127)	179,700
Deferred tax assets, net	—	24,368	230	—	24,598
Prepaid expenses and other current assets	117	9,021	4,775	—	13,913

Total current assets	28,849	308,684	113,314	(16,127)	434,720
Property and equipment, net	—	105,726	13,427	(117)	119,036
Goodwill	—	1,066,479	98,790	(31,376)	1,133,893
Intangible assets, net	—	831,543	12,913	—	844,456
Investment in subsidiaries	1,297,699	1,686,558	50,463	(3,034,720)	—
Intercompany receivables	802,196	—	—	(802,196)	—
Other non-current assets	26,490	1,981	2,312	—	30,783

Total assets	$2,155,234	$4,000,971	$291,219	$(3,884,536)	$2,562,888

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$44,711	$11,475	$—	$56,186
Current portion of debt obligations	8,912	—	38	—	8,950
Other current liabilities	55,539	62,814	22,281	—	140,634

Total current liabilities	64,451	107,525	33,794	—	205,770
Long-term debt obligations	2,259,088	—	—	—	2,259,088
Deferred tax liabilities, net	—	244,971	4,552	—	249,523
Intercompany payables, net	—	505,389	149,709	(655,098)	—
Other long-term liabilities	—	12,573	1,604	—	14,177

Total liabilities	2,323,539	870,458	189,659	(655,098)	2,728,558
Noncontrolling interests	—	—	2,635	—	2,635
Total membership (deficit) equity	(168,305)	3,130,513	98,925	(3,229,438)	(168,305)

Total liabilities and (deficit) equity	$2,155,234	$4,000,971	$291,219	$(3,884,536)	$2,562,888

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$250,982	$70,536	$(41,417)	$280,101
Costs and operating expenses:	—
Cost of sales (exclusive of amortization of intangible assets of $7,887)	—	98,279	53,334	(42,371)	109,242
Selling, general and administrative	—	96,926	22,847	—	119,773
Research and development	—	7,918	982	—	8,900
Amortization of intangible assets	—	21,479	630	—	22,109

	—	224,602	77,793	(42,371)	260,024

Operating income (loss)	—	26,380	(7,257)	954	20,077
Other (expense) income:
Interest (expense) income, net	(42,871)	57	(7)	—	(42,821)
Other expense, net	—	(520)	(3,631)	—	(4,151)
Intercompany income (expense), net	—	319	25	(344)	—
Equity in loss of subsidiaries, net	7,344	—	—	(7,344)	—

	(35,527)	(144)	(3,613)	(7,688)	(46,972)

(Loss) income before income taxes	(35,527)	26,236	(10,870)	(6,734)	(26,895)
Income tax provision	—	(7,988)	(342)	—	(8,330)

Net (loss) income	(35,527)	18,248	(11,212)	(6,734)	(35,225)
Net income attributable to noncontrolling interests	—	—	(301)	—	(301)

Net (loss) income attributable to DJOFL	$(35,527)	$18,248	$(11,513)	$(6,734)	$(35,526)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(35,527)	$18,248	$(11,212)	$(6,734)	$(35,225)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $492	—	—	(9,442)	—	(9,442)

Other comprehensive loss	—	—	(9,442)	—	(9,442)

Comprehensive (loss) income	(35,527)	18,248	(20,654)	(6,734)	(44,667)

Comprehensive income attributable to noncontrolling interests	—	—	(17)	—	(17)

Comprehensive (loss) income attributable to DJO Finance LLC	$(35,527)	$18,248	$(20,671)	$(6,734)	$(44,684)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(35,527)	$18,248	$(11,212)	$(6,734)	$(35,225)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	7,181	1,202	(26)	8,357
Amortization of intangible assets	—	21,479	630	—	22,109
Amortization of debt issuance costs and non-cash interest expense	2,288	—	—	—	2,288
Stock-based compensation expense	—	613	—	—	613
Loss on disposal of assets, net	—	40	34	—	74
Deferred income tax expense (benefit)	—	7,631	(340)	—	7,291
Equity in loss of subsidiaries, net	(7,344)	—	—	7,344	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	5,176	(1,968)		3,208
Inventories	—	(22)	(5,291)	(2,788)	(8,101)
Prepaid expenses and other assets	44	2,280	265	193	2,782
Accounts payable and other current liabilities	25,950	(12,205)	(4,100)	4,615	14,260

Net cash (used in) provided by operating activities	(14,589)	50,421	(20,780)	2,604	17,656

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(7,229)	(1,505)	3	(8,731)

Net cash (used in) provided by investing activities	—	(7,229)	(1,505)	3	(8,731)

Cash Flows From Financing Activities:
Intercompany	33,363	(49,366)	18,610	(2,607)	—
Proceeds from issuance of debt	17,000	—	—	—	17,000
Repayments of debt obligations	(20,000)	—	(19)	—	(20,019)
Payment of debt issuance, modification and extinguishment costs	—	—	—	—	—
Investment by parent	—	—	—	—	—
Payment of contingent consideration	—	—	—	—	—
Cancellation of vested options	—	—	—	—	—
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	—	—	—

Net cash provided by (used in) financing activities	30,363	(49,366)	(18,591)	(2,607)	(3,019)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,362)	—	(1,362)

Net increase (decrease) in cash and cash equivalents	15,774	(6,174)	(5,056)	—	4,544
Cash and cash equivalents, beginning of year	12,958	3	18,183	—	31,144

Cash and cash equivalents, end of year	$28,732	$(6,171)	$13,127	$—	$35,688

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$238,179	$78,076	$(33,511)	$282,744
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $8,683)	—	100,258	53,960	(38,503)	115,715
Selling, general and administrative	—	96,412	27,118	—	123,530
Research and development	—	8,523	1,215	—	9,738
Amortization of intangible assets	—	22,415	1,144	—	23,559

	—	227,608	83,437	(38,503)	272,542

Operating income (loss)	—	10,571	(5,361)	4,992	10,202
Other (expense) income:
Interest expense, net	(43,698)	49	(22)	—	(43,671)
Other (expense) income, net	—	(207)	127	—	(80)
Intercompany income (expense), net	—	348	(264)	(84)	—
Equity in income of subsidiaries, net	7,176	—	—	(7,176)	—

	(36,522)	190	(159)	(7,260)	(43,751)

(Loss) income before income taxes	(36,522)	10,761	(5,520)	(2,268)	(33,549)
Income tax (provision) benefit	—	(1,381)	(1,243)	—	(2,624)

Net (loss) income	(36,522)	9,380	(6,763)	(2,268)	(36,173)
Net income attributable to noncontrolling interests	—	—	(349)	—	(349)

Net (loss) income attributable to DJOFL	$(36,522)	$9,380	(7,112)	$(2,268)	$(36,522)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Year Three Months Ended March 29, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(36,522)	$9,380	$(6,763)	$(2,268)	$(36,173)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	6,883	1,630	(54)	8,459
Amortization of intangible assets	—	22,415	1,144	—	23,559
Amortization of debt issuance costs and non-cash interest expense	2,090	—	—	—	2,090
Stock-based compensation expense	—	444	—	—	444
Gain (loss) on disposal of assets, net	—	(502)	26	—	(476)
Deferred income tax expense	—	779	(1)	(39)	739
Equity in income of subsidiaries, net	(7,176)	—	—	7,176	—
Changes in operating assets and liabilities:
Accounts receivable	—	6,246	(4,639)	—	1,607
Inventories	—	(132)	4,931	(4,638)	161
Prepaid expenses and other assets	44	5,896	(1,594)	71	4,417
Accounts payable and other current liabilities	20,104	652	(567)	(338)	19,851

Net cash (used in) provided by operating activities	(21,460)	52,061	(5,833)	(90)	24,678
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(12,676)	(1,453)	43	(14,086)
Other investing activities, net	—	(412)	(89)	—	(501)

Net cash used in (provided by) investing activities	—	(13,088)	(6,129)	43	(19,174)
Cash Flows from Financing Activities:
Intercompany	25,645	(38,128)	12,438	45	—
Proceeds from issuance of debt	8,000	—	—		8,000
Repayments of debt and capital lease obligations	(8,000)	—	(23)	—	(8,023)
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)

Net cash provided by (used in) financing activities	23,644	(38,128)	12,415	45	(2,024)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)

Net increase (decrease) in cash and cash equivalents	2,184	845	426	(2)	3,453
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578

Cash and cash equivalents at end of period	$24,554	$1,203	$21,274	$—	$47,031

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the other financial data included elsewhere in this Form 10-Q.

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 20, 2015 describes these important risk factors that may affect our business, financial condition, results of operation, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Operating Segments

The company’s continuing operations consist of four operating segments; Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. See Note 14 to our Unaudited Condensed Consolidated Financial Statements for financial and other additional information regarding our segments.

Some of the tables below present financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges.

	Three Months Ended
($ in thousands)	March 28, 2015	March 29, 2014
Bracing and Vascular:
Net sales	$113,904	$109,506
Operating income	20,896	$19,485
Operating income as a percent of net segment sales	18.3%	17.8%

Recovery Sciences:
Net sales	$67,115	$68,870
Operating income	16,424	$17,398
Operating income as a percent of net segment sales	24.5%	25.3%

Surgical Implant:
Net sales	$26,926	$23,932
Operating income	4,320	$2,820
Operating income as a percent of net segment sales	16.0%	11.8%

International:
Net sales	$72,156	$80,436
Operating income	12,385	$14,706
Operating income as a percent of net segment sales	17.2%	18.3%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	March 28, 2015		March 29, 2014
Net sales	$280,101	100.0%	$282,744	100.0%
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets (1))	109,242	38.9	115,715	40.9
Selling, general and administrative	119,773	42.8	123,530	43.7
Research and development	8,900	3.2	9,738	3.4
Amortization of intangible assets	22,109	7.9	23,559	8.3

	260,024	92.8	272,542	96.3

Operating income	20,077	7.2	10,202	3.7
Other expense:
Interest expense, net	(42,821)	(15.3)	(43,671)	(15.5)
Other expense, net	(4,151)	(1.5)	(80)	(0.0)

	(46,972)	(16.8)	(43,751)	(15.5)

Loss from continuing operations before income taxes	(26,895)	(9.6)	(33,549)	(11.8)
Income tax provision	(8,330)	(3.0)	(2,624)	(1.0)

Net loss	(35,225)	(12.6)	(36,173)	(12.8)
Net income attributable to noncontrolling interests	(301)	(0.1)	(349)	(0.1)

Net loss attributable to DJOFL	$(35,526)	(12.7)%	$(36,522)	(12.9)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $7,887 and $8,683 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Three Months Ended March 28, 2015 (first quarter 2015) compared to Three Months Ended March 29, 2014 (first quarter 2014)

Net Sales. Our net sales for first quarter 2015 were $280.1 million, compared to net sales of $282.7 million for first quarter 2014, representing a 0.9% decrease year over year. In constant currency, excluding an unfavorable impact of $12.0 million related to changes in foreign exchange rates in effect in first quarter 2015 compared to the rates in effect in first quarter 2014, net sales increased by $9.4 million, or 3.3%, to $292.1 million for first quarter 2015 from $282.7 million for first quarter 2014.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	First Quarter 2015	% of Net Sales	First Quarter 2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$113,904	40.7%	$109,506	38.7%	$4,398	4.0%
Recovery Sciences	67,115	24.0	68,870	24.4	(1,755)	(2.5%)
Surgical Implant	26,926	9.6	23,932	8.5	2,994	12.5%
International	72,156	25.7	80,436	28.4	(8,280)	(10.3%)

Total net sales	$280,101	100.0%	$282,744	100.0%	$(2,643)	(0.9%)

Net sales in our Bracing and Vascular segment were $113.9 million for first quarter 2015, an increase of 4.0% compared to net sales of $109.5 million for first quarter 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and increased sales in compression hosiery products and therapeutic footwear sold to government agencies and through online purchases.

Net sales in our Recovery Sciences segment were $67.1 million for first quarter 2015, decreasing 2.5% from net sales of $68.9 million for first quarter 2014. The decrease continues to be driven by changes in reimbursement for certain Empi products limiting the amount of reimbursement for certain diagnosis codes and requiring additional documentation which caused a lag in the billing process.

Net sales in our Surgical Implant segment were $26.9 million for first quarter 2015, increasing 12.5% from net sales of $23.9 million for first quarter 2014. The increase was driven by strong sales of our shoulder and new hip products.

Net sales in our International segment were $72.2 million for first quarter 2015, decreasing 10.3% from net sales of $80.4 million for first quarter 2014. In constant currency, excluding an unfavorable impact of $12.0 million related to changes in foreign exchange rates in effect in first quarter 2015 compared to the rates in effect in first quarter 2014, net sales for first quarter 2015 for the International segment increased 4.7% compared to net sales for first quarter 2014. Growth in net sales in this segment is being driven by sales from new products, improved sales execution, and increased sales penetration in certain geographies.

Cost of Sales. Costs of sales decreased to $109.2 million for first quarter 2015, from $115.7 million for first quarter 2014. As a percentage of net sales, costs of sales decreased to 38.9% for first quarter 2015, compared to 40.9% for first quarter 2014 due to benefits from certain cost savings and productivity initiatives.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $119.8 million for first quarter 2015, from $123.5 million in first quarter 2014. As a percentage of net sales, SG&A expenses were 42.8% for first quarter 2015, compared to 43.7% for first quarter 2014. The decrease resulted from controlled selling and marketing costs and a decrease in reorganization and integration costs primarily related to information technology projects. These decreases were partially offset by higher variable selling expenses due to the relative increase in sales in the Bracing and Vascular, Surgical Implant and International segments, excluding currency impact.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Quarter 2015	First Quarter 2014
Integration charges:
Global business unit reorganization and integration	$2,996	$3,404
Acquisition related expenses and integration	500	417
CFO transition	—	107
Litigation and regulatory costs and settlements, net	936	1,053
Automation projects	747	3,242
Other non-recurring items	(108)	1,709

	$5,071	$9,932

Research and Development (R&D). R&D expenses decreased to $8.9 million for first quarter 2015, from $9.7 million in first quarter 2014. As a percentage of net sales, R&D expense was 3.2% which was consistent with 3.4% in the first quarter 2014. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $22.1 million for first quarter 2015, from $23.6 million for first quarter 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net decreased to $42.8 million for first quarter 2015, from $43.7 million for first quarter 2014. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Other Expense, Net. Other expense, net increased to $4.2 million for first quarter 2015, from $0.1 million for first quarter 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We record income tax expense using an estimated annual effective tax rate, adjusted for discrete items. We recorded income tax expense of $8.3 million on pre-tax losses of $26.9 million, resulting in a negative effective tax rate of 31.0% in first quarter 2015. For first quarter 2014, we recorded income tax expense of $2.6 million on pre-tax losses of $33.5 million, resulting in a negative effective tax rate of 7.8%.

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

Liquidity and Capital Resources

As of March 28, 2015, our primary sources of liquidity consisted of cash and cash equivalents totaling $35.7 million and our $100 million revolving credit facility, of which $85.5 million was available. Our revolving credit balance was $14.0 million as of March 28, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at March 28, 2015 was $229.0 million.

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

Cash Flows

Operating activities provided $17.7 million and $24.7 million of cash in first quarter 2015 and first quarter 2014, respectively. Cash provided by operating activities for all periods presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. In the first quarter 2015, changes in working capital largely consisted of increases in inventories, timing of accounts payable, and payment of higher variable accrued expenses due to revenue growth. For first quarter 2015 and first quarter 2014, cash paid for interest was $14.6 million and $21.5 million, respectively.

Investing activities used $8.7 million and $19.2 million of cash for first quarter 2015 and first quarter 2014, respectively. Cash used in investing activities for first quarter 2015 primarily consisted of $8.8 million for purchases of property and equipment primarily for surgical instruments to support growth, IT automation technology, manufacturing equipment for new products and more efficient production. Cash used in investing activities for first quarter 2014 primarily consisted of $14.1 million for purchases of property and equipment and $4.6 million related to the acquisition of Speetec.

Financing activities used cash of $3.0 million and $2.0 million in first quarter 2015 and 2014, respectively. Cash used in financing activities in first quarter 2015 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities. Cash used in financing activities in first quarter 2014 consisted of payments related to the repurchase of Rollover Options from our former chief financial officer, upon her departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of a net unamortized original issue discount of $0.6 million, was as follows for March 28, 2015 (in thousands):

	March 28, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$14,000	$14,000	$17,000	$17,000
Term loans	884,561	879,917	884,560	879,476

	898,561	893,917	901,560	896,476
Note financing:
8.75% second priority senior secured notes	330,000	334,083	330,000	334,377
9.875% senior unsecured notes	440,000	440,000	440,000	440,000
7.75% senior unsecured notes	300,000	300,000	300,000	300,000
9.75% senior subordinated notes	300,000	300,000	300,000	300,000

	1,370,000	1,374,083	1,370,000	1,374,377

Other debt:	38	38	63	63

Total indebtedness	$2,268,599	$2,268,038	$2,271,623	$2,270,916

Senior Secured Credit Facilities. Our senior secured credit facilities at March 28, 2015 consist of $884.6 million of term loans which mature on September 15, 2017 and a $100.0 million revolving credit facility which matures on March 15, 2017. Our revolving credit balance was $14.0 million at March 28, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus, in each case, 325 basis points. The interest rate margins applicable to the term loans are, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There is a minimum LIBOR rate applicable to the Eurodollar component of interest rates on term loan borrowings of 1.00%. The applicable margin for borrowings under the senior secured revolving credit facilities may be reduced, subject to our attaining certain leverage ratios. As of March 28, 2015, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.24%.

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

See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 4.75:1 for the trailing three months ended March 28, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.75% Notes, 9.875% Notes, 7.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of March 28, 2015, our actual senior secured first lien leverage ratio was within the required ratio at 3.06:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the three months ended March 28, 2015, measured on that date, was 1.71:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 4.75:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three months ended March 2015, 2014, and 2013. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended,		Twelve Months Ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015
Net loss attributable to DJO Finance LLC	$(35,526)	$(36,522)	$(89,538)
Interest expense, net	42,821	43,671	173,441
Income tax expense (benefit)	8,330	2,624	18,596
Depreciation and amortization	30,466	32,018	127,258
Non-cash charges (a)	675	199	334
Non-recurring and integration charges (b)	5,929	15,418	33,069
Other adjustment items, before permitted pro forma adjustments (c)	6,279	2,248	18,414

Adjusted EBITDA	$58,974	$59,656	$281,574

(a)	Non-cash items are comprised of the following:

	Three Months Ended		Twelve Months Ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015
Stock compensation expense	$613	$444	$2,038
Purchase accounting adjustments (1)	287	207	(1,170)
Gain on disposal of assets, net	(225)	(452)	(534)

Total non-cash items	$675	$199	$334

(1)	Purchase accounting adjustments for the twelve months ended March 28, 2015 consist of $0.3 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec.

(b)	Non-recurring and integration charges are comprised of the following:

	Three Months Ended		Twelve Months Ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015
Integration charges:
Global business unit reorganization and integration	$3,494	$4,275	$9,249
Acquisition related expenses and integration (1)	499	420	410
CFO transition	—	107	120
Litigation and regulatory costs and settlements, net (2)	944	1,065	5,631
Other non-recurring items (3)	245	7,842	12,754
ERP implementation and other automation projects	747	1,709	4,905

Total non-recurring and integration charges	$5,929	$15,418	$33,069

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended March 28, 2015, litigation and regulatory costs consisted of $0.6 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products and $5.0 million related to other litigation and regulatory costs and settlements.
(3)	For the twelve months ended March 28, 2015, $9.7 million in specifically identified non-recurring operational and regulatory projects, $2.1 million in expenses related to our Tunisia factory fire and $2.3 million in professional fees and other non-recurring charges, offset by $1.3 million in adjustments to incremental Empi bad debt expense related to the Medicare CLBP decision.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	Three Months Ended,		Twelve Months Ended
(in thousands)	March 28, 2015	March 29, 2014	March 28, 2015
Blackstone monitoring fee	$1,750	$1,750	$7,000
Noncontrolling interests	301	349	924
Loss on modification and extinguishment of debt (1)	—	—	938
Other (2)	4,228	149	9,552

Total other adjustment items before permitted pro form adjustments	$6,279	$2,248	$18,414

(1)	Loss on modification and extinguishment of debt for the twelve months ending March 28, 2015 consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of March 28, 2015, we have $1,370.0 million of aggregate fixed rate notes and $898.6 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the three months ended March 28, 2015 by $0.4 million. As of March 28, 2015, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.18% as of March 28, 2015. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the three months ended March 28, 2015 would have increased the rate applicable to our variable debt by only 0.18%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three months ended March 28, 2015, sales denominated in foreign currencies accounted for 23.3% of our consolidated net sales, of which 16.6% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. Except as disclosed below, there have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Lawsuit by Insurance Carrier

In December 2013, one of our product liability insurance carriers, Ironshore Specialty Ins. Co. filed a complaint in the U.S. District Court for the Southern District of California, which seeks (a) either (i) rescission of an insurance policy (the “Policy”) purchased by the Company from the plaintiff and repayment by the Company of all amounts allegedly paid under the Policy, approximately $10 million, less premiums paid by the Company for the Policy, or, in the alternative, (ii) reformation of the Policy to exclude coverage for pain pump claims and repayment by the Company of all amounts allegedly paid under the Policy for such claims, in an unspecified amount; and/or (b) damages and other relief in an unspecified amount for alleged fraud and negligent misrepresentation based on an alleged failure by the Company and/or the involved Policy producers to disclose alleged material information while applying for the Policy. While we believe this case is without merit, we have brought third-party indemnification claims against our insurance broker and a wholesale broker who were involved in securing the Policy. The carrier under our directors and officers liability policy has agreed to reimburse defense costs incurred in this matter, subject to reservation of rights to deny coverage for customary matters. The parties entered into a settlement agreement in February 2015 which settles all claims and dismisses the lawsuit in all respects, resulting in no material financial impact.

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator, and we understand that two other defendants have reached settlements. The case continues against the remaining defendants, with the relator pressing for discovery after years of inactivity on the case. While we believe the case against us has no merit, we can make no assurances as to the resources that will be needed to respond to this matter or the final outcome of the case.

Minnesota Investigation

On April 1, 2015, we became aware of an investigation headed by an Assistant U.S. Attorney (“AUSA”) in Minneapolis, Minnesota into the sale from (July 1, 2010 to the present) of TENS products by our subsidiary, Empi, Inc., for which government payors reimbursed us. The AUSA has not provided any further description of the investigation, nor have we received a subpoena or other official document relating to the investigation.

ITEM 1A.	RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 20, 2015. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5.	OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 28, 2015.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. During the quarter ended March 28, 2015, one such portfolio company included information in its periodic report filed with the SEC regarding activities that require disclosure under the ITRSHR. This disclosure is reproduced in Exhibit 99.1 of this report and is incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of March 28, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 28, 2015 and March 29, 2014, (iv) the Unaudited Consolidated Statement of Deficit as of March 28, 2015 and December 31, 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: April 20, 2015	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: April 20, 2015	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer