Form 10-Q
period 2015-06-27
DJO Finance LLC
filed 2015-07-28
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

As of July 28, 2015, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 27, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$48,385	$31,144
Accounts receivable, net	188,277	188,060
Inventories, net	181,953	175,340
Deferred tax assets, net	24,598	24,598
Prepaid expenses and other current assets	19,063	17,172

Total current assets	462,276	436,314
Property and equipment, net	120,583	120,107
Goodwill	1,135,774	1,141,188
Intangible assets, net	818,230	868,031
Other assets	19,536	32,853

Total assets	$2,556,399	$2,598,493

Liabilities and Deficit
Current liabilities:
Accounts payable	$66,002	$62,960
Accrued interest	24,179	29,600
Current portion of debt obligations	7,772	8,975
Other current liabilities	86,559	99,145

Total current liabilities	184,512	200,680
Long-term debt obligations	2,350,194	2,261,941
Deferred tax liabilities, net	246,262	243,123
Other long-term liabilities	14,324	14,365

Total liabilities	$2,795,292	$2,720,109

Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	840,846	839,781
Accumulated deficit	(1,065,915)	(952,412)
Accumulated other comprehensive loss	(16,702)	(11,603)

Total membership deficit	(241,771)	(124,234)
Noncontrolling interests	2,878	2,618

Total deficit	(238,893)	(121,616)

Total liabilities and deficit	$2,556,399	$2,598,493

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$310,843	$313,867	$590,944	$596,611
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,886 and $15,773 for three and six months ended June 27, 2015 and $8,652 and $17,335 for the three and six months ended June 28, 2014, respectively)	125,536	127,440	234,778	243,155
Selling, general and administrative	119,023	127,803	238,796	251,333
Research and development	8,739	9,603	17,639	19,341
Amortization of intangible assets	22,100	23,500	44,209	47,059
Impairment of intangible assets	4,500	—	4,500	—

	279,898	288,346	539,922	560,888

Operating income	30,945	25,521	51,022	35,723

Other (expense) income:
Interest expense, net	(44,552)	(43,567)	(87,373)	(87,238)
Loss on modification and extinguishment of debt	(67,967)	(1,019)	(67,967)	(1,019)
Other income (expense), net	755	612	(3,396)	532

	(111,764)	(43,974)	(158,736)	(87,725)

Loss before income taxes	(80,819)	(18,453)	(107,714)	(52,002)
Income tax benefit (provision)	3,007	(6,754)	(5,323)	(9,378)

Net loss	(77,812)	(25,207)	(113,037)	(61,380)
Net income attributable to noncontrolling interests	(165)	(227)	(466)	(576)

Net loss attributable to DJO Finance LLC	$(77,977)	$(25,434)	$(113,503)	$(61,956)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net loss	$(77,812)	$(25,207)	$(113,037)	$(61,380)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(152) and $340 for the three and six months ended June 27, 2015, and $345 and $335 for the three and six months ended June 28, 2014, respectively	4,137	(1,602)	(5,305)	(1,905)

Other comprehensive income (loss)	4,137	(1,602)	(5,305)	(1,905)

Comprehensive loss	(73,675)	(26,809)	(118,342)	(63,285)
Comprehensive income attributable to noncontrolling interests	(243)	(199)	(260)	(544)

Comprehensive loss attributable to DJO Finance LLC	$(73,918)	$(27,008)	$(118,602)	$(63,829)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2014	$839,781	$(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)
Net (loss) income	—	(113,503)	—	(113,503)	466	(113,037)
Other comprehensive loss, net of taxes	—	—	(5,099)	(5,099)	(206)	(5,305)
Stock-based compensation, net of taxes	1,152	—	—	1,152	—	1,152
Exercise of stock options	(87)	—	—	(87)	—	(87)

Balance at June 27, 2015	$840,846	$(1,065,915)	$(16,702)	$(241,771)	$2,878	$(238,893)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(113,037)	$(61,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,118	17,200
Amortization of intangible assets	44,209	47,059
Amortization of debt issuance costs and non-cash interest expense	4,235	4,219
Stock-based compensation expense	1,152	931
Loss on modification and extinguishment of debt	67,967	1,019
Loss (gain) on disposal of assets, net	258	(1,352)
Deferred income tax expense	3,735	6,773
Impairment of intangible assets	4,500	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(3,389)	(6,629)
Inventories	(8,577)	(4,393)
Prepaid expenses and other assets	(2,038)	2,626
Accrued interest	(5,420)	3,054
Accounts payable and other current liabilities	(1,102)	8,902

Net cash provided by operating activities	9,611	18,029
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	—	(4,587)
Purchases of property and equipment	(19,466)	(31,706)
Other investing activities, net	24	(894)

Net cash used in investing activities	(19,442)	(37,187)
Cash flows from financing activities:
Proceeds from issuance of debt	2,445,826	942,294
Repayments of debt obligations	(2,356,121)	(920,458)
Payment of debt issuance costs, modification and extinguishment costs	(61,662)	(1,812)
Payment of contingent consideration	—	(5,690)
Investment by parent	—	22
Cash paid in connection with the cancellation of vested options	—	(2,001)

Net cash provided by financing activities	28,043	12,355
Effect of exchange rate changes on cash and cash equivalents	(971)	(132)

Net increase (decrease) in cash and cash equivalents	17,241	(6,935)
Cash and cash equivalents at the beginning of the period	31,144	43,578

Cash and cash equivalents at the end of the period	$48,385	$36,643

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,506	$79,791
Cash paid for taxes, net	$3,753	$2,937

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

In May 2014, the FASB issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015 the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update related to the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard will impact the Company’s accounting for and disclosure of debt issuance costs.

In April 2015, the FASB issued an accounting standards update related to internal-use software. The standard provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

2. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Balance, beginning of period	$41,402	$32,957
Provision for doubtful accounts	15,754	18,126
Write-offs, net of recoveries	(11,424)	(15,464)

Balance, end of period	$45,732	$35,619

Our allowance for sales returns balance was $3.7 million and $3.8 million as of June 27, 2015 and June 28, 2014, respectively.

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Components and raw materials	$60,548	$59,578
Work in process	7,164	5,718
Finished goods	106,920	103,042
Inventory held on consignment	32,702	30,978

	207,334	199,316
Inventory reserves	(25,381)	(23,976)

	$181,953	$175,340

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 27, 2015	June 28, 2014
Balance, beginning of period	$23,976	$23,686
Provision charged to costs of sales	3,639	4,683
Write-offs, net of recoveries	(2,234)	(3,518)

Balance, end of period	$25,381	$24,851

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

4. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 27, 2015 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$495,999	$47,406	$340,631	$1,367,294
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	483,258	317,299	—	340,631	1,141,188
Foreign currency translation	—	—	—	(5,414)	(5,414)
Balance, end of period
Goodwill	483,258	495,999	47,406	335,217	1,361,880
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)

	$483,258	$317,299	$—	$335,217	$1,135,774

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$567,347	$(366,049)	$201,298
Patents and technology	486,365	(279,804)	206,561
Trademarks and trade names	25,865	(11,251)	14,614
Distributor contracts and relationships	4,729	(3,635)	1,094
Non-compete agreements	6,714	(5,232)	1,482

	$1,091,020	$(665,971)	425,049

Indefinite-lived intangible assets:
Trademarks and trade names			393,181

Net identifiable intangible assets			$818,230

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,360	$(341,353)	$228,007
Patents and technology	486,466	(264,132)	222,334
Trademarks and trade names	25,970	(9,902)	16,068
Distributor contracts and relationships	4,771	(3,401)	1,370
Non-compete agreements	6,824	(4,723)	2,101

	$1,093,391	$(623,511)	$469,880

Indefinite-lived intangible assets:
Trademarks and trade names			398,151

Net identifiable intangible assets			$868,031

Based on indication of impairment through declining sales in the second quarter of 2015, we performed an interim impairment test on our indefinite lived trade name intangible asset of our Empi business unit. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets and are consistent with the rate used in our 2014 annual impairment test. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used a market average consistent with our 2014 annual impairment test. We determined that the carrying value of our Empi trade name was in excess of its estimated fair value. As a result, we recorded impairment charges of $4.5 million for the Empi trade name. The percentage by which the carrying value of this trade name exceeded its fair value was 18.1%. The impairment in our Empi trade name resulted primarily from reductions in our projected operating results and estimated future cash flows due to continued impact of lower reimbursement rates for certain Empi products and diagnosis codes and more restrictive documentation requirements impacting our ability to bill for some claims. The impairment charge was included in Impairment of intangible assets line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

We also performed an interim recoverability test on our definite lived intangible assets and an interim impairment test on goodwill related to our Empi reporting unit. The fair value of the related definite lived intangible assets was in excess of their carrying value and were not impaired. The percentage by which the fair value of the Empi reporting unit exceeded the carrying value was 21.1%. As such, we determined that the goodwill of the Empi reporting unit was not impaired.

The method of testing goodwill for impairment was consistent with our annual impairment test which is described in our 2014 Annual Report on Form 10-K filed with the SEC on February 20, 2015.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.7 years for customer relationships, 8.0 years for patents and technology, 2.2 years for distributor contracts and relationships, 5.8 years for trademarks and trade names, and 1.9 years for non-compete agreements. Based on our amortizable intangible asset balance as of June 27, 2015, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2015	$44,012
2016	83,746
2017	72,603
2018	62,455
2019	51,720
Thereafter	110,513

$425,049

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Accrued wages and related expenses	$31,510	$32,220
Accrued commissions	14,454	16,611
Accrued rebates	9,549	12,981
Accrued other taxes	4,126	4,987
Accrued professional expenses	2,943	2,682
Deferred tax liability	343	343
Other accrued liabilities	23,634	29,321

	$86,559	$99,145

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

Foreign Exchange Rate Contracts. In prior periods, we have utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of June 27, 2015, we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	June 27, 2015	December 31, 2014	June 27, 2015	December 31, 2014
Foreign exchange contracts not designated as hedges	—	7,682	$—	$526

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 27, 2015	December 31, 2014
Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$—	$4

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$(4)	$77	$(4)	$147

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

As of June 27, 2015, the balance of financial assets and liabilities measured at fair value on a recurring basis was zero.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$4	$—	$4

Contingent consideration	$—	$—	$—	$—

8. DEBT

Debt obligations consist of the following (in thousands):

	June 27, 2015	December 31, 2014
Senior secured credit facilities:
Revolving credit facility	$38,002	$17,000
Term loan:
$1,035.0 million Senior Secured Term Loan, net of unamortized original issuance discount of $9.2 million as of June 27, 2015	1,025,775	—
$884.6 million New Tranche B term loans, net of unamortized original issuance discount $5.1 million as of December 31, 2014	—	879,476
Note financing:
$1,015.0 million 8.125% Second lien notes, net of unamortized original issuance discount of $15.0 million	1,000,001	—
8.75% Second priority senior secured notes, including unamortized original issue premium of $4.4 million as of December 31, 2014	—	334,377
9.875% Senior unsecured notes	—	440,000
7.75% Senior unsecured notes	—	300,000
$298.5 million 10.75% Third lien notes, net of unamortized original issuance discount of $5.8 million	292,650	—
9.75% Senior subordinated notes	1,529	300,000
Other	9	63

Total debt	2,357,966	2,270,916
Current maturities	(7,772)	(8,975)

Long-term debt	$2,350,194	$2,261,941

Senior Secured Credit Facilities

On May 7, 2015, we entered into (i) a $1,035.0 million new term loan facility (the “New Senior Secured Term Loan Facility”) and (ii) a $150.0 million new asset-based revolving credit facility (the “New Asset-Based Revolving Credit Facility” and together with the New Senior Secured Term Loan Facility, the “New Senior Secured Credit Facilities”). In addition, the New Senior Secured Term Loan Facility provides for a $20.0 million delayed draw and a $150.0 million incremental facility, subject to customary borrowing conditions and the New Asset-Based Revolving Credit Facility provides for a $50.0 million facility increase, subject to customary borrowing conditions.

A portion of the proceeds from the New Senior Secured Credit Facilities was used to repay in full all amounts due and owing under the credit agreement, dated as of November 20, 2007, as amended and restated as of March 20, 2012, as supplemented as of March 30, 2012, as amended as of December 19, 2012, as amended and supplemented as of March 21, 2013 and as further amended and supplemented as of April 8, 2014, among DJO Finance LLC (the “Company”), DJO Holdings LLC (“DJO Holdings”), Credit Suisse AG, as administrative agent, and the lenders party thereto.

As of June 27, 2015, the market values of our New Senior Secured Term Loan Facility and drawings under our New Asset-Based Revolving Credit Facility were $1,033.7 million and $38.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

New Senior Secured Term Loan Facility

Interest Rates. Borrowings under the New Senior Secured Term Loan Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate determined by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The applicable margin for borrowings under the New Senior Secured Term Loan Facility is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar borrowings. As of June 27, 2015, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.19%.

Fees. In addition to paying interest on outstanding principal under the New Senior Secured Term Loan Facility, the Borrower is required to pay a delayed draw commitment fee to the delayed draw lenders under the New Senior Secured Term Loan Facility in respect of the unutilized delayed draw commitments thereunder.

Principal Payments. We are required to repay installments on the New Senior Secured Term Loan Facility in quarterly installments equal to 0.25% of the original principal amount of the New Senior Secured Term Loan Facility, with the remaining amount payable at maturity in June 2020.

Prepayments. The New Senior Secured Term Loan Facility requires us to prepay outstanding term loans (“Term Loans”), subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and 0% upon attaining certain total net leverage ratios) of its annual excess cash flow;

•	100% of the net cash proceeds above (i) $30.0 million in any single transaction or series of related transactions or (ii) an annual amount of $100.0 million of all non-ordinary course asset sales or other dispositions of property by us and our restricted subsidiaries (including insurance and condemnation proceeds, subject to de minimis thresholds), if we do not reinvest those net cash proceeds in assets to be used in our business or to make certain other permitted investments (a) within 12 months of the receipt of such net cash proceeds or (b) if the we commit to reinvest such net cash proceeds within 12 months of the receipt thereof, upon termination of such commitment or within 18 months of the receipt of such net cash proceeds (although in connection with any such prepayment, we may also repay other first lien debt to the extent it is so required); and

•	100% of the net cash proceeds from issuances or incurrences of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the New Senior Secured Credit Facilities.

The foregoing mandatory prepayments will be applied pro rata to installments of Term Loans as directed by us.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, provided that (i) voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs and (ii) voluntary prepayments made on a date within 6 months from the date of the closing of the New Senior Secured Term Loan Facility (the “Closing Date”) shall be subject to a prepayment premium of 1%.

Guarantee and Security. All obligations under the New Senior Secured Term Loan Facility are unconditionally guaranteed by DJO Holdings LLC and each of our existing and future direct and indirect wholly-owned domestic subsidiaries other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, the “Credit Facility Guarantors”). In addition, the New Senior Secured Term Loan Facility is secured by (i) a first priority security interest in certain of our tangible and intangible assets and those of each of the Credit Facility Guarantors and all the capital stock of, or other equity interests in, DJO Holdings and each of our and the Credit Facility Guarantors’ material direct or indirect wholly owned restricted domestic subsidiaries and direct wholly owned first-tier restricted foreign subsidiaries (subject to certain exceptions and qualifications) (collectively, the “Term Loan Collateral”) and (ii) a second priority security interest in the ABL Collateral (as defined below).

Certain Covenants and Events of Default. The New Senior Secured Term Loan Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and other restricted payments;

•	make investments, loans or advances, including acquisitions;

•	repay subordinated indebtedness or amend material agreements governing our subordinated indebtedness;

•	engage in certain transactions with affiliates; and

•	change our lines of business.

In addition, the New Senior Secured Term Loan Facility requires us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the Credit Agreement) of 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. The New Senior Secured Term Loan Facility also contains certain customary affirmative covenants and events of default. As of June 27, 2015, our actual senior secured first lien net leverage ratio was 3.59:1, and we were in compliance with all other applicable covenants.

New Asset-Based Revolving Credit Facility

Interest Rate. Borrowings under our New Asset-Based Revolving Credit Facility bear interest, at our option, at a rate equal to a margin over, either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) a Eurodollar rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the New Asset-Based Revolving Credit Facility is 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar borrowings, each subject to step-downs upon the achievement of specified excess availability thresholds.

Fees. In addition to paying interest on outstanding principal under the New Asset-Based Revolving Credit Facility, we are required to pay a commitment fee to the lenders under the New Asset-Based Revolving Credit Facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.375% per annum. The commitment fee rate is subject to a step-down upon utilization of the New Asset-Based Revolving Credit Facility commitments. We are also required to pay customary letter of credit fees.

Guarantee and Security. The New Asset-Based Revolving Credit Facility is secured by a first priority security interest in personal property of DJOFL and each of the Credit Facility Guarantors consisting of accounts receivable (including related contracts and contract rights, inventory, cash, deposit accounts and securities accounts), inventory, intercompany notes and intangible assets (other than intellectual property and investment property), instruments, chattel paper, documents and commercial tort claims to the extent arising out of the foregoing, and related books and records (subject to certain exceptions and qualifications) (collectively, the “ABL Collateral”, and together with the Term Loan Collateral, the “Collateral”) and a fourth priority security interest in the Term Loan Collateral.

Certain Covenants and Events of Default. The New Asset-Based Revolving Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and other restricted payments;

•	make investments, loans or advances, including acquisitions;

•	repay subordinated indebtedness or amend material agreements governing our subordinated indebtedness;

•	engage in certain transactions with affiliates; and

•	change our lines of business.

In addition, we and our restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of $9.0 million or 10% of the lesser of (1) the aggregate commitments under the New Asset-Based Revolving Credit Facility and (2) the aggregate borrowing base until the 30th consecutive day that excess availability exceeds such threshold. The New Asset-Based Revolving Credit Facility also contains certain customary affirmative covenants and events of default. As of June 27, 2015, we were in compliance with all applicable covenants.

Prior to May 7, 2015, our senior secured credit facilities consisted of term loans and a $100.0 million revolving credit facility, originally entered into on November 20, 2007 and subsequently amended and restated on March 20, 2012. Effective April 8, 2014, the interest rate margins applicable to borrowings under the old senior secured revolving credit facilities were, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the New Tranche B Term Loans were, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There was a minimum LIBOR rate applicable to the Eurodollar component of interest rates on New Tranche B Term Loans of 1.00%. The applicable margin for borrowings under the old senior secured revolving credit facilities could have been reduced, subject to our attaining certain leverage ratios.

New Note Issuances:

8.125% Second Lien Notes

On May 7, 2015 we issued $1,015.0 million aggregate principal amount of 8.125% Second Lien Notes (8.125% Notes), which mature on June 15, 2021. The 8.125% Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of the DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees any of the DJOFL’s indebtedness or any indebtedness of the DJOFL’s domestic subsidiaries or is an obligor under the New Senior Secured Credit Facilities.

The net proceeds of the issuance of the 8.125% Notes were used, together with borrowings under the New Senior Secured Credit Facilities and cash on hand, to satisfy and discharge our obligations under our prior note issuances (see below), repay amounts outstanding under existing senior secured credit facilities and pay all related fees and expenses.

Pursuant to a second lien security agreement, the 8.125% Notes and related guarantees are secured by second-priority liens on the Term Loan Collateral and third-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of June 27, 2015, the market value of the 8.125% Notes was $1,042.9 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Prior to June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if any, plus the “make-whole” premium set forth in the indenture governing the 8.125% Notes (8.125% Indenture). On and after June 15, 2018, we have the option to redeem the 8.125% Notes, in whole or in part, at the redemption prices set forth in the 8.125% Indenture, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, (i) prior to June 15, 2019, we have the option to redeem up to 15% of the aggregate principal amount of the 8.125% Notes at a redemption price equal to 103% of the aggregate principal amount thereof and/or (ii) prior to June 15, 2018, we may also redeem up to 35% of the aggregate principal amount of the 8.125% Notes at a redemption price equal to 108.125% of the aggregate principal amount thereof, in each case, using an amount not to exceed the net proceeds from certain equity offerings, plus accrued and unpaid interest to, but excluding, the redemption date.

10.75% Third Lien Notes

On May 7, 2015, we issued $298.5 million aggregate principal amount of 10.75% Third Lien Notes (10.75% Notes) which mature on April 15, 2020. The 10.75% Notes are guaranteed jointly and severally and fully and unconditionally on a secured basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantees any of the DJOFL’s indebtedness or any indebtedness of the DJOFL’s domestic subsidiaries or is an obligor under the New Senior Secured Credit Facilities.

The 10.75% Notes were issued in connection with our (i) private offer (Exchange Offer) to exchange our 9.75% Senior Subordinated Notes due 2017 (9.75% Notes) for the 10.75% Notes and cash and (ii) solicitation (Consent Solicitation) of consents (Consents) from registered holders of the 9.75% Notes to certain proposed amendments (Proposed Amendments) to the indenture (9.75% Indenture), dated as of October 18, 2010, by and among the DJOFL, the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.75% Notes.

Pursuant to a third lien security agreement, the 10.75% Notes and related guarantees are secured by third-priority liens on the Term Loan Collateral and fourth-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of June 27, 2015, the market value of the 10.75% Notes was $308.9 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. We have the option to redeem the 10.75% Notes, in whole or in part, at any time and from time to time after May 7, 2015, at the redemption prices set forth in the Indenture governing the 10.75% Notes (10.75% Indenture), plus accrued and unpaid interest to, but excluding, the redemption date.

9.75% Senior Subordinated Notes

On October 18, 2010, we issued $300.0 million aggregate principal amount of 9.75% Senior Subordinated Notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed jointly and severally and fully and unconditionally on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the New Senior Secured Credit Facilities.

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. As of June 27, 2015, $1.5 million aggregate principal of the 9.75% Notes remains outstanding.

Optional Redemption. Under the indenture governing the 9.75% Notes (the 9.75% Indenture), we have the option to redeem some or all of the 9.75% Notes at a redemption price of 102.438% and 100% of the then outstanding principal balance at October 15, 2015 and 2016, respectively, plus accrued and unpaid interest.

Change of Control

Upon the occurrence of a change of control, DJOFL must give holders of the Notes an opportunity to sell to DJOFL some or all of their 8.125% Notes, 10.75% Notes and 9.75% Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the repurchase date.

Covenants

The 8.125% Indenture, the 10.75% Indenture and the 9.75% Indenture (collectively, the Indentures) each contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 27, 2015, we were in compliance with all applicable covenants.

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

Prior Note Issuances:

8.75% Second Priority Senior Secured Notes

On March 20, 2012 and October 1, 2012, we issued $330.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes (8.75% Notes) maturing on March 15, 2018. The 8.75% Notes were guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding under the 8.75% Notes, plus accrued interest, at a redemption price of 104.375%.

9.875% Senior Notes

On October 1, 2012, we issued $440.0 million aggregate principal amount of 9.875% Senior Notes (9.875% Notes) maturing on April 15, 2018. The 9.875% Notes were guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under DJOFL’s senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding under the 9.87% Notes, plus accrued interest, at a redemption price of 104.938%.

7.75% Senior Unsecured Notes

On April 7, 2011, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes (7.75% Notes) maturing on April 15, 2018. The 7.75% Notes were guaranteed jointly and severally and on a senior unsecured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under the senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding of the 7.75% Notes, plus accrued interest, at a redemption price of 103.875%.

Loss on Modification and Extinguishment of Debt

During the six months ended June 27, 2015, we recognized loss on modification and extinguishment of debt of $68.0 million The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

Debt Issuance Costs

As of June 27, 2015 and December 31, 2014, we had $15.4 million and $28.6 million, respectively, of unamortized debt issuance costs, which are included in Other Assets in our Unaudited Condensed Consolidated Balance Sheets.

For the six month period ended June 27, 2015, we capitalized $5.5 million of debt issuance costs incurred in connection with our debt refinancing. For the six month period ended June 28, 2014, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our senior secured credit facilities.

For the three and six months ended June 27, 2015, amortization of debt issuance costs was $1.2 million and $3.3 million, respectively. For the three and six months ended June 28, 2014, amortization of debt issuance costs was $2.0 million and $3.9 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

9. INCOME TAXES

Income taxes for the interim periods presented have been included in our Unaudited Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amounts which would have been recorded using the U.S. statutory tax rate due primarily to certain valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, deferred taxes on the assumed repatriation of foreign earnings and tax amortization on indefinite-lived intangibles.

For the three and six months ended June 27, 2015, we recorded income tax benefit of $3.0 million and income tax expense of $5.3 million on pre-tax losses of $80.8 million and $107.7 million, resulting in effective tax rates of 3.7% and negative 4.9%, respectively. For the three and six months ended June 28, 2014, we recorded income tax expense of approximately $6.8 million and $9.4 million on pre-tax losses of $18.5 million and $52.0 million, resulting in negative effective tax rates of 36.6% and 18.0%, respectively.

Our tax rates are negative because our U.S. federal, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax. In addition, we do not currently recognize a tax benefit for our U.S. and state tax losses carryovers because we cannot conclude that it is more likely than not they will be available to offset future taxable income.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $27.7 million and $42.7 million for the three and sixth months ended June 27, 2015 on the deferred tax assets related to the net operating loss carry forwards. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2010.

At June 27, 2015, our gross unrecognized tax benefits were $14.2 million reflecting an increase of $0.3 million from the unrecognized amount of $13.9 million at December 31, 2014. As of June 27, 2015, we have $2.4 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of June 27, 2015, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.6 million, which, if recognized, would impact our effective tax rate in future periods.

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

In February 2014, all 2012 and 2013 Performance Options were amended to allow for vesting of the 2012 and 2013 Adjusted EBITDA tranches if the 2014 Adjusted EBITDA results equaled or exceeded an enhanced amount of Adjusted EBITDA reflected in the 2014 financial plan. Because the required 2014 Adjusted EBITDA results were not achieved, those tranches did not vest.

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

Stock-Based Compensation

During the six months ended June 27, 2015, the compensation committee granted 593,621 options to employees, of which 444,169 were Performance Options, 128,331 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Performance Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Options, granted during the six months ended June 27, 2015 were $6.04, $5.27, and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Expected volatility	33.3%	33.2%	33.3%	33.2%
Risk-free interest rate	1.8%	2.2%	1.5-2.0%	2.0-2.2%
Expected years until exercise	6.5	6.4	5.1-8.3	6.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of sales	$31	$24	$61	$47
Operating expenses:
Selling, general and administrative	506	465	1,085	883
Research and development	2	(2)	6	1

	$539	$487	$1,152	$931

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2015. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2016, 2017, and 2018 as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted in 2014 or 2015.

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

11. MEMBERSHIP DEFICIT

During the six months ended June 27, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of vested stock options that had been granted to an employee in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six months presented, we expensed $1.75 million and $3.5 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

13. COMMITMENTS AND CONTINGENCIES

Pain Pump Litigation

Over the past 7 years, we have been named in numerous product liability lawsuits involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We discontinued our sale of these products in the second quarter of 2009. We currently are a defendant in two U.S. cases and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. All other cases have been resolved and any defense costs and settlements related thereto in excess of applicable deductibles and self-insured retentions have been paid by our product liability carrier. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. The range of potential loss for these remaining claims is not estimable, although we believe we have adequate insurance coverage. As of June 27, 2015, we have accrued $0.2 million for unpaid settlements in this case, and a corresponding receivable as all of the settlements will be paid by our product liability carriers.

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

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that two other defendants have reached settlements. The case continues against the remaining defendants. While we believe the case against us has no merit, we can make no assurances as to the resources that will be needed to respond to this matter or the final outcome of the case.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have filed a notice of appeal.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a subpoena dated May 11, 2015, issued by the Office of Inspector General (“OIG”) for the U.S. Department of Defense seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The relevant time period for these documents is from January 1, 2010 to the date of the subpoena. We are in the process of collecting and producing responsive documents to the OIG.

14. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended June 27, 2015 and June 28, 2014, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and online. The bracing and vascular products sold through the channel will principally be sold under the DonJoy Performance, Bell-Horn and Doctor Comfort brands.

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

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Bracing and Vascular	$136,179	$128,253	$250,083	$237,759
Recovery Sciences	71,043	75,911	138,158	144,781
Surgical Implant	28,071	25,080	54,997	49,012
International	75,550	84,623	147,706	165,059

	$310,843	$313,867	$590,944	$596,611

Operating income:
Bracing and Vascular	$31,497	$26,086	$52,393	$45,571
Recovery Sciences	19,702	21,745	36,126	39,143
Surgical Implant	4,392	2,803	8,712	5,623
International	13,312	15,576	25,697	30,282
Expenses not allocated to segments and eliminations	(37,958)	(40,689)	(71,906)	(84,896)

	$30,945	$25,521	$51,022	$35,723

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
United States	$235,293	$229,244	$443,238	$431,552
Other Europe, Middle East and Africa	35,863	40,134	69,557	78,511
Germany	20,838	23,799	41,872	48,270
Australia and Asia Pacific	10,500	10,943	20,391	20,057
Canada	6,381	6,751	11,733	12,964
Latin America	1,968	2,996	4,153	5,257

	$310,843	$313,867	$590,944	$596,611

15. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly owned subsidiary, DJO Finco, jointly issued the 8.125% Notes, 10.75% Notes and 9.75% Notes. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

The 8.125% Notes are jointly and severally, fully and unconditionally guaranteed, on a senior secured basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 10.75% Notes are jointly and severally, fully and unconditionally guaranteed, on a secured basis by the Guarantors. The 9.75% Notes are jointly and severally, fully and unconditionally guaranteed, on an unsecured senior subordinated basis by the Guarantors. Our foreign subsidiaries (the Non-Guarantors) do not guarantee the notes.

The following tables present the financial position, results of operations and cash flows of DJOFL, the Guarantors, the Non-Guarantors and certain eliminations for the periods presented.

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,881	$2,533	$19,971	$—	$48,385
Accounts receivable, net	—	141,767	46,510	—	188,277
Inventories, net	—	146,002	47,659	(11,708)	181,953
Deferred tax assets, net	—	24,367	231	—	24,598
Prepaid expenses and other current assets	177	12,696	6,190	—	19,063

Total current assets	26,058	327,365	120,561	(11,708)	462,276
Property and equipment, net	—	106,904	13,776	(97)	120,583
Goodwill	—	1,066,479	101,376	(32,081)	1,135,774
Intangible assets, net	—	805,564	12,666	—	818,230
Investment in subsidiaries	1,297,700	1,686,557	51,904	(3,036,161)	—
Intercompany receivables	801,154	—	—	(801,154)	—
Other non-current assets	15,442	1,861	2,233	—	19,536

Total assets	$2,140,354	$3,994,730	$302,516	$(3,881,201)	$2,556,399

Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$55,412	$10,590	$—	$66,002
Current portion of debt obligations	7,763	—	9	—	7,772
Other current liabilities	24,168	62,183	24,387	—	110,738

Total current liabilities	31,931	117,595	34,986	—	184,512
Long-term debt obligations	2,350,194	—	—	—	2,350,194
Deferred tax liabilities, net	—	240,925	5,337	—	246,262
Intercompany payables, net	—	464,367	150,610	(614,977)	—
Other long-term liabilities	—	12,674	1,650	—	14,324

Total liabilities	2,382,125	835,561	192,583	(614,977)	2,795,292
Noncontrolling interests	—	—	2,878	—	2,878
Total membership (deficit) equity	(241,771)	3,159,169	107,055	(3,266,224)	(241,771)

Total liabilities and (deficit) equity	$2,140,354	$3,994,730	302,516	$(3,881,201)	$2,556,399

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$274,312	$75,498	$(38,967)	$310,843
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,886)	—	110,395	57,651	(42,510)	125,536
Selling, general and administrative	—	97,200	21,823	—	119,023
Research and development	—	8,153	586	—	8,739
Amortization of intangible assets	—	21,479	621	—	22,100
Impairment of intangible assets		4,500	—	—	4,500

	—	241,727	80,681	(42,510)	279,898

Operating income (loss)	—	32,585	(5,183)	3,543	30,945
Other (expense) income:
Interest (expense) income, net	(44,567)	23	(8)	—	(44,552)
Loss on modification and extinguishment of debt	(67,967)	—	—	—	(67,967)
Other expense, net	—	(72)	827	—	755
Intercompany (expense) income, net	—	(8,573)	8,267	306	—
Equity in loss of subsidiaries, net	34,558	—	—	(34,558)	—

	(77,976)	(8,622)	9,086	(34,252)	(111,764)

(Loss) income before income taxes	(77,976)	23,963	3,903	(30,709)	(80,819)
Income tax benefit (provision)	—	4,029	(1,022)	—	3,007

Net (loss) income	(77,976)	27,992	2,881	(30,709)	(77,812)
Net income attributable to noncontrolling interests	—	—	(165)	—	(165)

Net (loss) income attributable to DJOFL	$(77,976)	$27,992	$2,716	$(30,709)	$(77,977)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$525,294	$146,034	$(80,384)	$590,944
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $15,773)	—	208,674	110,985	(84,881)	234,778
Selling, general and administrative	—	194,126	44,670	—	238,796
Research and development	—	16,071	1,568	—	17,639
Amortization of intangible assets	—	42,958	1,251	—	44,209
Impairment of intangible assets		4,500	—	—	4,500

	—	466,329	158,474	(84,881)	539,922

Operating income (loss)	—	58,965	(12,440)	4,497	51,022
Other (expense) income:
Interest (expense) income, net	(87,438)	80	(15)	—	(87,373)
Loss on modification and extinguishment of debt	(67,967)	—	—	—	(67,967)
Other expense, net	—	(592)	(2,804)	—	(3,396)
Intercompany (expense) income, net	—	(8,254)	8,292	(38)	—
Equity in loss of subsidiaries, net	41,902	—	—	(41,902)	—

	(113,503)	(8,766)	5,473	(41,940)	(158,736)

(Loss) income before income taxes	(113,503)	50,199	(6,967)	(37,443)	(107,714)
Income tax provision	—	(3,959)	(1,364)	—	(5,323)

Net (loss) income	(113,503)	46,240	(8,331)	(37,443)	(113,037)
Net income attributable to noncontrolling interests	—	—	(466)	—	(466)

Net (loss) income attributable to DJOFL	$(113,503)	$46,240	$(8,797)	$(37,443)	$(113,503)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(77,976)	$27,992	$2,881	$(30,709)	$(77,812)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $152	—	—	4,137	—	4,137

Other comprehensive income	—	—	4,137	—	4,137

Comprehensive (loss) income	(77,976)	27,992	7,018	(30,709)	(73,675)

Comprehensive income attributable to noncontrolling interests	—	—	(243)	—	(243)

Comprehensive (loss) income attributable to DJO Finance LLC	$(77,976)	$27,992	$6,775	$(30,709)	$(73,918)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(113,503)	$46,240	$(8,331)	$(37,443)	$(113,037)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $340	—	—	(5,305)	—	(5,305)

Other comprehensive loss	—	—	(5,305)	—	(5,305)

Comprehensive (loss) income	(113,503)	46,240	(13,636)	(37,443)	(118,342)

Comprehensive income attributable to noncontrolling interests	—	—	(260)	—	(260)

Comprehensive (loss) income attributable to DJO Finance LLC	$(113,503)	$46,240	$(13,896)	$(37,443)	$(118,602)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(113,503)	$46,240	$(8,331)	$(37,443)	$(113,037)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	14,790	2,377	(49)	17,118
Amortization of intangible assets	—	42,958	1,251	—	44,209
Amortization of debt issuance costs and non-cash interest expense	4,235	—	—	—	4,235
Stock-based compensation expense	—	1,152	—	—	1,152
Loss on modification and extinguishment of debt	67,967	—	—	—	67,967
Impairment of intangible assets	—	4,500	—	—	4,500
Loss on disposal of assets, net	—	139	127	(8)	258
Deferred income tax expense	—	3,351	384	—	3,735
Equity in loss of subsidiaries, net	(41,902)	—	—	41,902	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(985)	(2,404)	—	(3,389)
Inventories	—	185	(1,603)	(7,159)	(8,577)
Prepaid expenses and other assets	(17)	(1,202)	(892)	73	(2,038)
Accounts payable and other current liabilities	(5,422)	(2,199)	(3,322)	4,421	(6,522)

Net cash (used in) provided by operating activities	(88,642)	108,929	(12,413)	1,737	9,611
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(16,535)	(2,942)	11	(19,466)
Proceeds from disposition of assets	—	24	—	—	24

Net cash (used in) provided by investing activities	—	(16,511)	(2,942)	11	(19,442)
Cash Flows From Financing Activities:
Intercompany	73,474	(89,888)	18,162	(1,748)	—
Proceeds from issuance of debt	2,445,826	—	—	—	2,445,826
Repayments of debt obligations	(2,356,073)	—	(48)	—	(2,356,121)
Payment of debt issuance, modification and extinguishment costs	(61,662)	—	—	—	(61,662)

Net cash provided by (used in) financing activities	101,565	(89,888)	18,114	(1,748)	28,043
Effect of exchange rate changes on cash and cash equivalents	—	—	(971)	—	(971)

Net increase in cash and cash equivalents	12,923	2,530	1,788	—	17,241
Cash and cash equivalents, beginning of year	12,958	3	18,183	—	31,144

Cash and cash equivalents, end of year	$25,881	$2,533	$19,971	$—	$48,385

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$271,593	$81,513	$(39,239)	$313,867
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $8,652)	—	111,407	59,559	(43,526)	127,440
Selling, general and administrative	—	100,366	27,437	—	127,803
Research and development	—	8,545	1,058	—	9,603
Amortization of intangible assets	—	22,340	1,160	—	23,500

	—	242,658	89,214	(43,526)	288,346

Operating income (loss)	—	28,935	(7,701)	4,287	25,521
Other (expense) income:
Interest expense, net	(43,461)	42	(148)	—	(43,567)
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other income, net	—	354	258	—	612
Intercompany income (expense), net	—	361	(489)	128	—
Equity in income of subsidiaries, net	19,046	—	—	(19,046)	—

	(25,434)	757	(379)	(18,918)	(43,974)

(Loss) income before income taxes	(25,434)	29,692	(8,080)	(14,631)	(18,453)
Income tax provision	—	(5,952)	(802)	—	(6,754)

Net (loss) income	(25,434)	23,740	(8,882)	(14,631)	(25,207)
Net income attributable to noncontrolling interests	—	—	(227)	—	(227)

Net (loss) income attributable to DJOFL	$(25,434)	$23,740	$(9,109)	$(14,631)	$(25,434)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$509,772	$159,589	$(72,750)	$596,611
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $17,335)	—	211,665	113,519	(82,029)	243,155
Selling, general and administrative	—	196,778	54,555	—	251,333
Research and development	—	17,068	2,273	—	19,341
Amortization of intangible assets	—	44,755	2,304	—	47,059

	—	470,266	172,651	(82,029)	560,888

Operating income (loss)	—	39,506	(13,062)	9,279	35,723
Other (expense) income:
Interest expense, net	(87,159)	91	(170)	—	(87,238)
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other income, net	—	147	385	—	532
Intercompany income (expense), net	—	709	(753)	44	—
Equity in income of subsidiaries, net	26,222	—	—	(26,222)	—

	(61,956)	947	(538)	(26,178)	(87,725)

(Loss) income before income taxes	(61,956)	40,453	(13,600)	(16,899)	(52,002)
Income tax provision	—	(7,333)	(2,045)	—	(9,378)

Net (loss) income	(61,956)	33,120	(15,645)	(16,899)	(61,380)
Net income attributable to noncontrolling interests	—	—	(576)	—	(576)

Net (loss) income attributable to DJOFL	$(61,956)	$33,120	$(16,221)	$(16,899)	$(61,956)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 28, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(61,956)	$33,120	$(15,645)	$(16,899)	$(61,380)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	14,199	3,099	(98)	17,200
Amortization of intangible assets	—	44,755	2,304	—	47,059
Amortization of debt issuance costs and non-cash interest expense	4,219	—	—	—	4,219
Loss on modification and extinguishment of debt	1,019	—	—	—	1,019
Stock-based compensation expense	—	931	—	—	931
(Loss) gain on disposal of assets, net	—	(1,389)	37	—	(1,352)
Deferred income tax expense (benefit)	—	6,813	(20)	(20)	6,773
Equity in income of subsidiaries, net	(26,222)	—	—	26,222	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2,188)	(4,441)	—	(6,629)
Inventories	—	(2,656)	6,727	(8,464)	(4,393)
Prepaid expenses and other assets	87	3,258	(604)	(115)	2,626
Accounts payable and other current liabilities	3,053	9,353	(13)	(437)	11,956

Net cash (used in) provided by operating activities	(79,800)	106,196	(8,556)	189	18,029
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(28,890)	(2,907)	91	(31,706)
Other investing activities, net	—	(711)	(183)	—	(894)

Net cash (provided by) used in investing activities	—	(29,601)	(7,677)	91	(37,187)
Cash Flows from Financing Activities:
Intercompany	55,784	(70,703)	15,201	(282)	—
Proceeds from issuance of debt	942,294	—	—	—	942,294
Repayments of debt	(920,400)	—	(58)	—	(920,458)
Payment of debt issuance costs	(1,812)	—	—	—	(1,812)
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Investment by parent	22	—	—	—	22
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)

Net cash provided by (used in) financing activities	73,887	(76,393)	15,143	(282)	12,355
Effect of exchange rate changes on cash and cash equivalents	—	—	(132)	—	(132)

Net (decrease) increase in cash and cash equivalents	(5,913)	202	(1,222)	(2)	(6,935)
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578

Cash and cash equivalents at end of period	$16,457	$560	$19,626	$—	$36,643

16. SUBSEQUENT EVENT

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired certain assets from Zimmer Biomet Holdings, Inc., including the Biomet Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories, SoftPac™ Pouch and Discovery® Elbow System. The purchase price consisted of a cash payment of $24.0 million and was financed utilizing the $20.0 million delayed draw from our senior secured credit facilities.

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

The following table presents financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges.

	Three Months Ended		Six Months Ended
($ in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Bracing and Vascular:
Net sales	$136,179	$128,253	$250,083	$237,759
Operating income	31,497	26,086	52,393	45,571
Operating income as a percent of net segment sales	23.1%	20.3%	21.0%	19.2%
Recovery Sciences:
Net sales	$71,043	$75,911	$138,158	$144,781
Operating income	19,702	21,745	36,126	39,143
Operating income as a percent of net segment sales	27.7%	28.6%	26.1%	27.0%
Surgical Implant:
Net sales	$28,071	$25,080	$54,997	$49,012
Operating income	4,392	2,803	8,712	5,623
Operating income as a percent of net segment sales	15.6%	11.2%	15.8%	11.5%
International:
Net sales	$75,550	$84,623	$147,706	$165,059
Operating income	13,312	15,576	25,697	30,282
Operating income as a percent of net segment sales	17.6%	18.4%	17.4%	18.3%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	June 27, 2015		June 28, 2014		June 27, 2015		June 28, 2014
Net sales	$310,843	100.0%	$313,867	100.0%	$590,944	100.0%	$596,611	100.0%
Costs and operating expenses:
Cost of sales (1)	125,536	40.4	127,440	40.6	234,778	39.7	243,155	40.8
Selling, general and administrative	119,023	38.3	127,803	40.7	238,796	40.4	251,333	42.1
Research and development	8,739	2.8	9,603	3.1	17,639	3.0	19,341	3.2
Amortization of intangible assets	22,100	7.1	23,500	7.5	44,209	7.5	47,059	7.9
Impairment of intangible assets	4,500	1.4	—	—	4,500	0.8	—	—

	279,898	90.0	288,346	91.9	539,922	91.4	560,888	94.0

Operating income	30,945	10.0	25,521	8.1	51,022	8.6	35,723	6.0
Other income (expense):
Interest expense, net	(44,552)	(14.3)	(43,567)	(13.9)	(87,373)	(14.7)	(87,238)	(14.6)
Loss on modification of debt	(67,967)	(21.9)	(1,019)	(0.3)	(67,967)	(11.5)	(1,019)	(0.2)
Other income (expense), net	755	0.2	612	0.2	(3,396)	(0.6)	532	0.1

	(111,764)	(36.0)	(43,974)	(14.0)	(158,736)	(26.8)	(87,725)	(14.7)

Loss before income taxes	(80,819)	(26.0)	(18,453)	(5.9)	(107,714)	(18.2)	(52,002)	(8.7)
Income tax benefit (provision)	3,007	1.0	(6,754)	(2.1)	(5,323)	(0.9)	(9,378)	(1.6)

Net loss	(77,812)	(25.0)	(25,207)	(8.0)	(113,037)	(19.1)	(61,380)	(10.3)
Net income attributable to noncontrolling interests	(165)	(0.1)	(227)	(0.1)	(466)	(0.1)	(576)	(0.1)

Net loss attributable to DJO Finance LLC	$(77,977)	(25.1)%	$(25,434)	(8.1)%	$(113,503)	(19.2)%	$(61,956)	(10.4)

(1)	Cost of sales is exclusive of amortization of intangible assets of $7,886 and $15,773 for three and six months ended June 27, 2015 and $8,652 and $17,335 for the three and six months ended June 28, 2014, respectively.

Three Months Ended June 27, 2015 (second quarter 2015) compared to Three Months Ended June 28, 2014 (second quarter 2014)

Net Sales. Our net sales for second quarter 2015 were $310.8 million, compared to net sales of $313.9 million for second quarter 2014, a 1.0% decrease year over year. For the three month period ended June 27, 2015, changes in foreign currency exchange rates had a negative effect of 4.5 percentage points on year over year sales. If foreign currency exchange rates remain consistent with June 27, 2015 rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will continue to cause declines in sales relative to the prior year period. Excluding the unfavorable impact of foreign currency exchange rates, net sales increased by $11.0 million, or 3.5%, to $324.9 million for second quarter 2015 from $313.9 million for second quarter 2014.

The following table sets forth our net sales by operating segment ($ in thousands):

	Second Quarter 2015	% of Net Sales	Second Quarter 2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$136,179	43.8%	$128,253	40.8%	$7,926	6.2%
Recovery Sciences	71,043	22.9	75,911	24.2	(4,868)	(6.4)
Surgical Implant	28,071	9.0	25,080	8.0	2,991	11.9
International	75,550	24.3	84,623	27.0	(9,073)	(10.7)

Total net sales	$310,843	100.0%	$313,867	100.0%	$(3,024)	(1.0)%

Net sales in our Bracing and Vascular segment were $136.2 million for second quarter 2015, an increase of 6.2% compared to net sales of $128.3 million for second quarter 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and increased sales in compression hosiery products and therapeutic footwear sold to government agencies and through online purchases.

Net sales in our Recovery Sciences segment were $71.0 million for second quarter 2015, decreasing 6.4% from net sales of $75.9 million for second quarter 2014. The decrease continues to be driven by lower reimbursement rates for certain Empi products and diagnosis codes. We expect this trend to continue for Empi’s TENS products as Medicare reimbursement rates established through competitive bidding take effect in 2016 throughout the country.

Net sales in our Surgical Implant segment were $28.1 million for second quarter 2015, increasing 11.9% from net sales of $25.1 million for second quarter 2014. The increase was driven by strong sales of our hip and shoulder products. Knee sales were flat compared to second quarter 2014 due to pricing pressures and anticipation of new product introductions.

Net sales in our International segment were $75.6 million for second quarter 2015, compared to net sales of $84.6 million for second quarter 2014, a decrease of 10.7%. For the three month period ended June 27, 2015, changes in foreign currency exchange rates had a negative $14.0 million impact on year over year sales. Excluding the impact of foreign currency fluctuations, net sales for the International segment increased 5.9% compared to second quarter 2014. Growth in net sales in this segment is being driven by stronger sales in direct markets, primarily Germany and France, and increased sales penetration in emerging markets, offset by slower sales in export markets due to the strength of the U.S. Dollar.

Cost of Sales. Cost of sales as a percentage of net sales was 40.4% for second quarter 2015, compared to 40.6% for second quarter 2014 primarily driven by lower cost of manufacturing in Mexico and benefits from certain cost savings and productivity initiatives.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $119.0 million for second quarter 2015, from $127.8 million in second quarter 2014, or 38.3% and 40.7% of net sales, respectively. The decrease is primarily driven by a reduction in accounts receivable allowance for doubtful accounts in our reimbursement channels due to higher collection rates, lower incentive compensation and controlled selling and marketing costs. Other drivers include a decrease in reorganization and integration costs primarily related to reduced severance payments and a reduction in information technology projects. Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Second Quarter 2015	Second Quarter 2014
Integration charges:
Global business unit reorganization and integration	$883	$2,545
Acquisition related expenses (credits) and integration	515	(121)
CFO transition	—	121
Litigation and regulatory costs and settlements, net	1,637	1,607
Other non-recurring items	(32)	266
Automation projects	830	2,023

	$3,833	$6,441

Research and Development (R&D). R&D expenses decreased to $8.7 million for second quarter 2015, from $9.6 million in second quarter 2014. As a percentage of net sales, R&D expense was 2.8% compared to 3.1% in the second quarter 2014. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $22.1 million for second quarter 2015, from $23.5 million for second quarter 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Impairment of Intangible Assets. We determined that the carrying values of our Empi trade name, an indefinite lived intangible asset was in excess of its estimated fair value. As a result, we recorded impairment charges of $4.5 million for the Empi reporting trade name. The impairment in our Empi trade name resulted primarily from reductions in our projected operating results and estimated future cash flows due to continued impact of lower reimbursement rates for certain Empi products and diagnosis codes and more restrictive documentation requirements impacting our ability to bill for some claims.

Interest Expense, net. Our interest expense, net increased to $44.6 million for second quarter 2015, from $43.6 million for second quarter 2014. The increase is due to increased borrowings on our senior secured credit facilities.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for second quarter 2015 consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for second quarter 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Income (Expense), Net. Other income (expense), net, increased to $0.8 million for second quarter 2015, from $0.6 million for second quarter 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. For each quarter we record our tax provision so that the year to date tax provision reflects our latest estimated annual effective tax rate plus adjustments for quarter-to-date discrete items. In the second quarter we recorded income tax benefit of $3.0 million on pre-tax losses of $80.8 million, resulting in an effective tax rate of 3.7% in second quarter 2015. For second quarter 2014, we recorded income tax expense of $6.8 million on pre-tax losses of $18.5 million, resulting in a negative effective tax rate of 36.6%.

From time to time our tax rates are negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in foreign jurisdictions where we are subject to tax. In addition, we do not currently recognize a tax benefit for our U.S. and state tax loss carryovers because we cannot conclude that it is more likely than not the carryovers will be available to offset future taxable income.

Six Months Ended June 27, 2015 (first half 2015) compared to Six Months Ended June 28, 2014 (first half 2014)

Net Sales. Our net sales for first half 2015 were $590.9 million, compared to net sales of $596.6 million for first half 2014, a 0.9% decrease year over year. For the six month period ended June 27, 2015, changes in foreign currency exchange rates had a negative effect of 4.3 percentage points on year over year sales. Excluding the unfavorable impact of foreign currency exchange rates, net sales increased by $20.4 million, or 3.4%, to $617.0 million for first half 2015 from $596.6 for first half 2014.

The following table sets forth our net sales by operating segment ($ in thousands):

	First Half 2015	% of Net Sales	First Half 2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$250,083	42.3%	$237,759	39.8%	$12,324	5.2%
Recovery Sciences	138,158	23.4	144,781	24.3	(6,623)	(4.6)
Surgical Implant	54,997	9.3	49,012	8.2	5,985	12.2
International	147,706	25.0	165,059	27.7	(17,353)	(10.5)

	$590,944	100.0%	$596,611	100.0%	$(5,667)	(0.9)%

Net sales in our Bracing and Vascular segment were $250.1 million for first half 2015, increasing 5.2% from net sales of $237.8 million for first half 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and increased sales in compression hosiery products and therapeutic footwear sold to government agencies and through online purchases.

Net sales in our Recovery Sciences segment were $138.2 million for first half 2015, decreasing 4.6% from net sales of $144.8 million for first half 2014. The decrease continues to be driven by lower reimbursement rates for certain Empi products and diagnosis codes. We expect this trend to continue for Empi’s TENS products as Medicare reimbursement rates established through competitive bidding take effect in 2016 throughout the country.

Net sales in our Surgical Implant segment were $55.0 million for first half 2015, increasing 12.2% from net sales of $49.0 million for first half 2014. The increase was driven by strong sales of our hip products together with modest growth in shoulder and knee products.

Net sales in our International segment were $147.7 million for first half 2015, decreasing 10.5% from net sales of $165.1 million for first half 2014. In constant currency, excluding an unfavorable impact of $26.1 million related to changes in foreign exchange rates in effect in first half 2015 compared to the rates in effect in first half 2014, net sales increased 5.3% for first half 2015 compared to net sales for first half 2014. Growth in net sales in this segment is being driven by stronger sales in direct markets and increased sales penetration in emerging markets.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 39.7% for first half 2015, compared to 40.8% for first half 2014 mainly due to lower cost of manufacturing in Mexico and benefits from cost savings and productivity initiatives.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $238.8 million for first half 2015, from $251.3 million in first half 2014. As a percentage of sales, SG&A expenses decreased to 40.4% for first half 2015, compared to 42.1% for first half 2014. The decrease resulted from lower reorganization and integration costs primarily related to reduced severance payments and a reduction in information technology projects. These decreases were partially offset by higher variable selling expenses due to the relative increase in sales in the Bracing and Vascular, Surgical Implant and International segments, excluding currency impact.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	First Half 2015	First Half 2014
Integration charges:
Commercial and global business unit reorganization and integration	$3,879	$5,949
Acquisition related expenses and integration	1,015	296
CFO transition	—	228
Litigation and regulatory costs and settlements, net	2,573	2,660
Other non-recurring items	(121)	3,508
Automation projects	1,558	3,732

	$8,904	$16,373

Research and Development (R&D). R&D expenses decreased to $17.6 million for first half 2015, from $19.4 million in first half 2014. As a percentage of sales, R&D expense decreased to 3.0% in first half 2015 from 3.2% in first half 2014. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $44.2 million for first half 2015, from $47.1 million for first half 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Impairment of Intangible Assets. We determined that the carrying values of our Empi trade name, an indefinite lived intangible asset was in excess of its estimated fair value. As a result, we recorded impairment charges of $4.5 million for the Empi reporting trade name. The impairment in our Empi trade name resulted primarily from reductions in our projected operating results and estimated future cash flows due to continued impact of lower reimbursement rates for certain Empi products and diagnosis codes and more restrictive documentation requirements impacting our ability to bill for some claims.

Interest Expense, net. Our interest expense remained consistent at $87.4 million for first half 2015, from $87.2 million for first half 2014.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for first half 2015 consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for first half 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Income (Expense), Net. Other income (expense), net, increased to expense of $3.4 million for first half 2015, from income of $0.5 million for first half 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We record our tax provision so that the year to date tax provision reflects our latest estimated annual effective tax rate plus adjustments for year-to-date discrete items. For the first half 2015 we recorded an income tax expense of $5.3 million on a pre-tax loss of $107.7 million, resulting in a negative effective tax rate of 4.9%. For first half 2014, we recorded income tax expense of $9.4 million on pre-tax losses of $52.0 million, resulting in a negative effective tax rate of 18.0%. Given the relationship between fixed dollar tax items, the impact of the valuation allowance against our deferred tax assets, and pre-tax financial results, the projected annual effective tax rate can change materially from quarter to quarter and year to year.

From time to time our tax rates are negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax. In addition, we do not currently recognize a tax benefit for our US and state tax loss carryovers because we cannot conclude that it is more likely than not they will offset future taxable income.

Liquidity and Capital Resources

As of June 27, 2015, our primary sources of liquidity consisted of cash and cash equivalents totaling $48.4 million and our $150 million revolving credit facility, of which $111.5 million was available. Our revolving credit balance was $38.0 million as of June 27, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at June 27, 2015 was $277.8 million.

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

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	First Half 2015	First Half 2014
Cash provided by operating activities	$9,611	$18,029
Cash used in investing activities	(19,442)	(37,187)
Cash provided by financing activities	28,043	12,355
Effect of exchange rate changes on cash and cash equivalents	(971)	(132)

Net increase (decrease) in cash and cash equivalents	$17,241	$(6,935)

Operating activities provided $9.6 million and $18.0 million of cash in first half 2015 and first half 2014, respectively. Cash provided by operating activities for all periods presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. In the first half 2015, changes in working capital largely consisted of increases in inventories, timing of accounts payable, and payment of higher variable accrued expenses due to revenue growth. For first half 2015 and first half 2014, cash paid for interest was $88.5 million and $79.8 million, respectively.

Investing activities used $19.4 million and $37.2 million of cash for first half 2015 and first half 2014, respectively. Cash used in investing activities for first half 2015 was for purchases of property and equipment primarily for consigned surgical instruments and vascular system pumps used as rental units, IT automation technology, manufacturing equipment for new products and more efficient production. Cash used in investing activities for first half 2014 primarily consisted of $31.7 million for purchases of property and equipment primarily for consigned surgical instruments, information technology and manufacturing equipment for new products and more efficient production and, and $4.6 million related to the acquisition of Speetec.

Financing activities provided cash of $28.0 million and $12.4 million in first half 2015 and 2014, respectively. Cash used in financing activities in the first half 2015 consisted of proceeds from the borrowings related to the refinancing of our debt, offset by the repayments of our senior secured credit facilities and our 8.75% Notes, 9.875% Notes and 7.75% Notes. Cash used in financing activities in first half 2014 consisted of proceeds from the borrowings under our revolving credit facility and our senior secured credit facility, offset by payments of the senior secured credit facility, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos.

Indebtedness

The principal amount and carrying value of our debt, exclusive of a net unamortized original issue discount of $30.0 million, was as follows for June 27, 2015 (in thousands):

	June 27, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$38,002	$38,002	$17,000	$17,000
Term loans	1,035,000	1,025,775	884,560	879,476

	1,073,002	1,063,777	901,560	896,476
Note financing:
8.125% second lien notes	1,015,000	1,000,001	—	—
8.75% second priority senior secured notes	—	—	330,000	334,377
9.875% senior unsecured notes	—	—	440,000	440,000
7.75% senior unsecured notes	—	—	300,000	300,000
10.75% third lien notes	298,471	292,650	—	—
9.75% senior subordinated notes	1,529	1,529	300,000	300,000

	1,315,000	1,294,180	1,370,000	1,374,377

Other debt:	9	9	63	63

Total indebtedness	$2,388,011	$2,357,966	$2,271,623	$2,270,916

Senior Secured Credit Facilities. Our senior secured credit facilities at June 27, 2015 consist of $1,035.0 million of term loans and a $150.0 million revolving credit facility which mature on June 7, 2020. Our revolving credit balance was $38.0 million at June 27, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facilities are, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate determined by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The applicable margin for borrowings under the New Senior Secured Term Loan Facility is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar borrowings. As of June 27, 2015, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.19%.

We are required to repay installments on the Term Loans in quarterly installments equal to 0.25% of the original principal amount of the Term Loans, with the remaining amount payable at maturity in June 2020.

Note Financing. Our outstanding notes mature at various dates in 2020 and 2021, with $1.5 million of our 9.75% Senior Notes remaining outstanding due in 2017. Assuming we are in compliance with the terms of the indentures governing the notes, we are not required to repay principal related to any of the notes prior to the final maturity dates of the notes. We pay interest semi-annually on the notes.

See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated first lien net debt to Adjusted EBITDA of 5.35:1 for a trailing twelve months commencing with the period ended September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the Indentures governing our 8.125% Notes, 10.75% Notes and 9.75% Notes (collectively, the Notes). Adjusted EBITDA is a material component of these covenants. As of June 27, 2015, our actual senior secured first lien leverage ratio was within the required ratio at 3.59:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures governing the Notes, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 27, 2015, measured on that date, was 1.71:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 5.35:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended June 27, 2015 and June 28, 2014 and the twelve months ended June 27, 2015. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Three Months Ended		Six Months Ended		Twelve Months Ended June 27, 2015
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net loss attributable to DJO Finance LLC	$(77,977)	$(25,434)	$(113,503)	$(61,956)	$(142,081)
Interest expense, net	44,552	43,568	87,373	87,239	174,426
Income tax (benefit) provision	(3,007)	6,754	5,323	9,378	8,835
Depreciation and amortization	30,861	32,241	61,327	64,259	125,878
Non-cash charges (a)	5,079	(388)	5,754	(240)	5,776
Non-recurring and integration charges (b)	4,989	10,988	10,918	26,406	27,070
Other adjustment items (c)	69,201	2,462	75,480	4,711	85,152

Adjusted EBITDA	$73,698	$70,191	$132,672	$129,797	$285,056

(a)	Non-cash items are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 27, 2015
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock compensation expense	$539	$487	$1,152	$931	$2,090
Impairment of intangible assets	4,500	—	4,500	—	4,500
Loss (gain) on disposal of fixed assets and assets held for sale, net	40	(900)	(185)	(1,403)	381
Purchase accounting adjustments (1)	—	25	287	232	(1,195)

Total non-cash charges	$5,079	$(388)	$5,754	$(240)	$5,776

(1)	Purchase accounting adjustments for the twelve months ended June 27, 2015 consist of $0.3 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec.
(b)	Non-recurring and integration charges are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 27, 2015
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Integration charges:
Global business unit reorganization and integration	$1,330	$3,551	$4,824	$7,826	$7,028
Acquisition related (credits) expenses and integration (1)	556	(121)	1,055	299	1,087
CFO transition	—	121	—	228	(1)
Litigation and regulatory costs and settlements, net (2)	1,642	1,606	2,586	2,671	5,667
Other non-recurring items (3)	631	3,808	895	11,650	9,596
Automation projects	830	2,023	1,558	3,732	3,693

Total non-recurring and integration charges	$4,989	$10,988	$10,918	$26,406	$27,070

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)	For the twelve months ended June 27, 2015, litigation and regulatory costs consisted of $0.7 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products and $5.0 million related to other litigation and regulatory costs and settlements.
(3)	For the twelve months ended June 27, 2015, other non-recurring items consisted of $9.0 million in specifically identified non-recurring operational and regulatory projects, $1.7 million in expenses related to our Tunisia factory fire and $0.3 million in other non-recurring travel & professional fees, offset by $1.4 million in adjustments to incremental Empi bad debt expense related to the Medicare CLBP decision.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	Three Months Ended		Six Months Ended		Twelve Months Ended June 27, 2015
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Blackstone monitoring fees	$1,750	$1,750	$3,500	$3,500	$7,000
Non-controlling interests	165	226	466	575	863
Loss on modification and extinguishment of debt (1)	67,967	1,019	67,967	1,019	67,886
Other (2)	(681)	(533)	3,547	(383)	9,403

Total other adjustment items	$69,201	$2,462	$75,480	$4,711	$85,152

(1)	Loss on modification and extinguishment of debt for the twelve months ending June 27, 2015 consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for the six months ending June 28, 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.
(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of June 27, 2015, we have $1,315.0 million of aggregate fixed rate notes and $1,073.0 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the six months ended June 27, 2015 by $1.4 million. As of June 27, 2015, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.23% as of June 27, 2015. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the six months ended June 27, 2015 would have increased the rate applicable to our variable debt by only 0.23%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and six months ended June 27, 2015, sales denominated in foreign currencies accounted for 22.0% and 22.6% of our consolidated net sales, respectively, of which 15.3% and 15.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

PART  II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. Except as disclosed below, there have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a subpoena dated May 11, 2015, issued by the Office of Inspector General (“OIG”) for the U.S. Department of Defense seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The relevant time period for these documents is from January 1, 2010 to the date of the subpoena. We are in the process of collecting and producing responsive documents to the OIG.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state law claims. Relators have filed a notice of appeal.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 20, 2015. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5. OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 27, 2015.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. During the quarter ended June 27, 2015, one such portfolio company included information in its periodic report filed with the SEC regarding activities that require disclosure under the ITRSHR. This disclosure is reproduced in Exhibit 99.1 of this report and is incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

4.1	Credit Agreement, dated as of May 7, 2015, by and among DJO Holdings LLC, DJO Finance LLC, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.2	Security Agreement, dated as of May 7, 2015, by and among DJO Holdings LLC, DJO Finance LLC, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.3	Credit Agreement, dated as of May 7, 2015, by and among DJO Holdings LLC, DJO Finance LLC, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.4	Security Agreement, dated as of May 7, 2015, by and among DJO Holdings LLC, DJO Finance LLC, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.5	Indenture, dated as of May 7, 2015, by and between DJO Finco Inc. and The Bank of New York Mellon, as Trustee and Second Lien Agent, relating to the 8.125% Notes (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.6	First Supplemental Indenture, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the guarantors party thereto and The Bank of New York Mellon, as Trustee and Second Lien Agent, relating to the 8.125% Notes (incorporated by reference to Exhibit 4.6 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.7	Second Lien Security Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 4.7 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.8	Indenture, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the guarantors party thereto and The Bank of New York Mellon, as Trustee and Third Lien Agent, relating to the 10.75% Notes (incorporated by reference to Exhibit 4.8 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.9	Third Lien Security Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Third Lien Agent (incorporated by reference to Exhibit 4.9 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.10	Registration Rights Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the guarantors party thereto and Credit Suisse Securities (USA) LLC with respect to the 10.75% Notes (incorporated by reference to Exhibit 4.10 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.11	Supplemental Indenture, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the guarantors party thereto and The Bank of New York Mellon, as Trustee, relating to the Subordinated Notes (incorporated by reference to Exhibit 4.11 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+	The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of June 27, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 27, 2015 and June 28, 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 27, 2015 and June 28, 2014, (iv) the Unaudited Consolidated Statement of Deficit as of June 27, 2015 and December 31, 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2015 and June 28, 2014 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: July 28, 2015	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: July 28, 2015	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer