Form 10-Q
period 2015-09-26
DJO Finance LLC
filed 2015-11-10
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

or

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

As of November 10, 2015, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 26, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$56,686	$31,144
Accounts receivable, net	178,742	188,060
Inventories, net	185,119	175,340
Deferred tax assets, net	24,585	24,598
Prepaid expenses and other current assets	22,415	17,172
Total current assets	467,547	436,314
Property and equipment, net	120,305	120,107
Goodwill	1,019,385	1,141,188
Intangible assets, net	769,319	868,031
Other assets	3,902	4,221
Total assets	$2,380,458	$2,569,861
Liabilities and Deficit
Current liabilities:
Accounts payable	$61,768	$62,960
Accrued interest	57,305	29,600
Current portion of debt obligations	10,550	8,975
Other current liabilities	93,518	99,145
Total current liabilities	223,141	200,680
Long-term debt obligations	2,320,337	2,233,309
Deferred tax liabilities, net	238,038	243,123
Other long-term liabilities	15,316	14,365
Total liabilities	$2,796,832	$2,691,477
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,144	839,781
Accumulated deficit	(1,243,753)	(952,412)
Accumulated other comprehensive loss	(16,780)	(11,603)
Total membership deficit	(419,389)	(124,234)
Noncontrolling interests	3,015	2,618
Total deficit	(416,374)	(121,616)
Total liabilities and deficit	$2,380,458	$2,569,861

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$299,998	$305,501	$890,942	$902,112
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $8,215 and $23,988 for the three and nine months ended September 26, 2015 and $8,645 and $25,980 for the three and nine months ended September 27, 2014, respectively)	120,357	122,616	355,135	365,771
Selling, general and administrative	123,819	123,632	362,615	374,965
Research and development	7,712	9,159	25,351	28,500
Amortization of intangible assets	22,524	23,233	66,733	70,292
Impairment of goodwill	117,298		117,298
Impairment of intangible and other long lived assets	47,650	—	52,150	—
	439,360	278,640	979,282	839,528
Operating (loss) income	(139,362)	26,861	(88,340)	62,584
Other (expense) income:
Interest expense, net	(42,120)	(43,280)	(129,493)	(130,518)
Loss on modification and extinguishment of debt	(335)	—	(68,302)	(1,019)
Other expense, net	(3,053)	(3,464)	(6,449)	(2,932)
	(45,508)	(46,744)	(204,244)	(134,469)
Loss before income taxes	(184,870)	(19,883)	(292,584)	(71,885)
Income tax benefit (provision)	7,172	(1,250)	1,849	(10,628)
Net loss	(177,698)	(21,133)	(290,735)	(82,513)
Net income attributable to noncontrolling interests	(140)	(73)	(606)	(649)
Net loss attributable to DJO Finance LLC	$(177,838)	$(21,206)	$(291,341)	$(83,162)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net loss	$(177,698)	$(21,133)	$(290,735)	$(82,513)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $37 and $377 for the three and nine months ended September 26, 2015 and $2,449 and $2,784 for the three and nine months ended September 27, 2014, respectively	(81)	(6,105)	(5,386)	(8,010)
Other comprehensive loss	(81)	(6,105)	(5,386)	(8,010)
Comprehensive loss	(177,779)	(27,238)	(296,121)	(90,523)
Comprehensive (income) loss attributable to noncontrolling interests	(137)	139	(397)	(405)
Comprehensive loss attributable to DJO Finance LLC	$(177,916)	$(27,099)	$(296,518)	$(90,928)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2014	$839,781	$(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)
Net (loss) income	—	(291,341)	—	(291,341)	606	(290,735)
Other comprehensive loss, net of taxes	—	—	(5,177)	(5,177)	(209)	(5,386)
Stock-based compensation, net of taxes	1,450	—	—	1,450	—	1,450
Exercise of stock options	(87)	—	—	(87)	—	(87)
Balance at September 26, 2015	$841,144	$(1,243,753)	$(16,780)	$(419,389)	$3,015	$(416,374)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(290,735)	$(82,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,894	26,335
Amortization of intangible assets	66,733	70,292
Amortization of debt issuance costs and non-cash interest expense	5,987	6,438
Stock-based compensation expense	1,450	1,274
Loss on modification and extinguishment of debt	68,302	1,019
Loss (gain) on disposal of assets, net	630	(1,211)
Deferred income tax (benefit) expense	(4,125)	6,628
Impairment of goodwill	117,298	—
Impairment of intangible and other long lived assets	52,150	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	5,298	(2,832)
Inventories	(12,182)	(13,873)
Prepaid expenses and other assets	(3,075)	(8,758)
Accrued interest	27,706	19,820
Accounts payable and other current liabilities	2,389	24,466
Net cash provided by operating activities	63,720	47,085
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	(24,000)	(4,587)
Purchases of property and equipment	(30,610)	(41,495)
Other investing activities, net	24	(987)
Net cash used in investing activities	(54,586)	(47,069)
Cash flows from financing activities:
Proceeds from issuance of debt	2,468,032	952,294
Repayments of debt obligations	(2,389,133)	(944,720)
Payment of debt issuance costs, modification and extinguishment costs	(62,375)	(1,812)
Payment of contingent consideration	—	(5,690)
Investment by parent	—	22
Cash paid in connection with the cancellation of vested options	—	(2,001)
Net cash provided by financing activities	16,524	(1,907)
Effect of exchange rate changes on cash and cash equivalents	(116)	(830)
Net increase (decrease) in cash and cash equivalents	25,542	(2,721)
Cash and cash equivalents at the beginning of the period	31,144	43,578
Cash and cash equivalents at the end of the period	$56,686	$40,857
Supplemental disclosures of cash flow information:
Cash paid for interest	$95,645	$104,011
Cash paid for taxes, net	$6,553	$5,418

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

DJO Finance LLC (DJOFL) is a wholly-owned indirect subsidiary of DJO Global, Inc. (DJO). Substantially all business activities of DJO are conducted by DJOFL and its wholly-owned subsidiaries. Except as otherwise indicated, references to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJOFL and its consolidated subsidiaries.

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

In May 2014, the FASB issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

In August 2014, the FASB issued an accounting standards update related to going concern disclosures. The standard requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In April 2015, the FASB issued an accounting standards update related to the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early application is permitted. The Company has early adopted this update and the impact is reflected in the current and prior periods presented.

In April 2015, the FASB issued an accounting standards update related to internal-use software. The standard provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

2. ACQUISITION

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired certain assets from Zimmer Biomet Holdings, Inc., including the Biomet Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories, SoftPac™ Pouch and Discovery® Elbow System. The purchase price consisted of a cash payment of $24.0 million and was funded through the $20.0 million delayed draw term loan from our New Senior Secured Credit Facilities (as defined below). Additional acquisition related costs were $3.4 million and are included in the Selling, general and administrative expense line item in the Consolidated Statement of Operations.

The primary reason for the acquisition was to further invest in our growing Surgical Implant segment and improve our position in the orthopedic implant market. The Discovery Elbow will be our first elbow technology and builds upon our successful upper extremity portfolio and shoulder arthroplasty experience. The Cobalt products have a substantial base of customers for hip, knee, shoulder, elbow and other orthopedic implant technologies.

The purchase price for this acquisition was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

Inventories	$2,400
Intangible assets	19,700
Goodwill	1,900
Total purchase price	$24,000

The purchase price allocation included $15.0 million assigned to intangible assets related to existing technology. The value of the technology was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the patents and technology acquired. The purchase price allocation also included $2.9 million assigned to intangible assets related to trademarks and trade names. The value of the trademarks and trade names was determined primarily by estimating the present value of future royalty costs that will be avoided due to our ownership of the trademarks and trade names acquired. Additionally, the purchase price allocation included $1.8 million assigned to intangible assets related to certain customer relationships existing on the acquisition date. The value of the customer relationships was based upon an estimate of the future discounted cash flows that would be derived from those customers, after deducting contributory asset charges.

Goodwill represents the excess of the purchase price over fair value of tangible and identifiable intangible assets acquired. All goodwill associated with the acquisition is allocated to our Surgical Implant segment. Among the factors which resulted in goodwill for the acquisition was the opportunity to increase our revenue and expand our presence in the surgical implant market through the use of the acquired technology and customer relationships.

Goodwill related to this acquisition is expected to be deductible for tax purposes.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Balance, beginning of period	$41,402	$32,957
Provision for doubtful accounts	23,520	30,299
Write-offs, net of recoveries	(18,855)	(20,814)
Balance, end of period	$46,067	$42,442

Our allowance for sales returns balance was $3.8 million and $3.7 million as of September 26, 2015 and September 27, 2014, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 26, 2015	December 31, 2014
Components and raw materials	$61,292	$59,578
Work in process	7,433	5,718
Finished goods	109,837	103,042
Inventory held on consignment	32,262	30,978
	210,824	199,316
Inventory reserves	(25,705)	(23,976)
	$185,119	$175,340

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 26, 2015	September 27, 2014
Balance, beginning of period	$23,976	$23,686
Provision charged to costs of sales	5,643	6,230
Write-offs, net of recoveries	(3,914)	(5,201)
Balance, end of period	$25,705	$24,715

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 26, 2015 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$495,999	$47,406	$340,631	$1,367,294
Accumulated impairment losses	—	(178,700)	(47,406)	—	(226,106)
Goodwill, net of accumulated impairment losses at December 31, 2014	483,258	317,299	—	340,631	1,141,188
Current Year Activity:
Impairment	—	(117,298)	—	—	(117,298)
Acquisitions	—	—	1,900	—	1,900
Foreign currency translation	—	—	—	(6,405)	(6,405)
Balance, end of period
Goodwill	483,258	495,999	49,306	334,226	1,362,789
Accumulated impairment losses	—	(295,998)	(47,406)	—	(343,404)
Goodwill, net of accumulated impairment losses at September 26, 2015	$483,258	$200,001	$1,900	$334,226	$1,019,385

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

September 26, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$476,308	$(310,236)	$166,072
Patents and technology	446,851	(238,720)	208,131
Trademarks and trade names	29,763	(12,009)	17,754
Distributor contracts and relationships	4,668	(3,712)	956
Non-compete agreements	6,614	(5,432)	1,182
	$964,204	$(570,109)	394,095
Indefinite-lived intangible assets:
Trademarks and trade names			375,224
Net identifiable intangible assets			$769,319

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$569,360	$(341,353)	$228,007
Patents and technology	486,466	(264,132)	222,334
Trademarks and trade names	25,970	(9,902)	16,068
Distributor contracts and relationships	4,771	(3,401)	1,370
Non-compete agreements	6,824	(4,723)	2,101
	$1,093,391	$(623,511)	$469,880
Indefinite-lived intangible assets:
Trademarks and trade names			398,151
Net identifiable intangible assets			$868,031

Based on indication of impairment through declining sales in the second quarter of 2015, we performed an interim impairment test on goodwill, an interim impairment test on our indefinite lived trade name intangible asset of our Empi reporting unit, and an interim recoverability test on our long lived assets. We then determined that the long lived assets and the goodwill were not impaired; however, we recorded impairment charges of $4.5 million for the Empi trade name as we determined that the percentage by which the carrying value of this trade name exceeded its fair value was 18.1%. The impairment charge was included in Impairment of goodwill line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

However, during the third quarter of 2015, circumstances in our Empi reporting unit continued to worsen beyond our second quarter estimates due to continuing challenges of the reimbursement environment for Empi products. As a result we performed an interim impairment test on goodwill. In performing the goodwill impairment test, we estimated the fair values of the Empi reporting unit using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for the reporting unit were based on a discrete financial forecast developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. Future cash flows were then discounted to present value. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair value of the reporting unit estimated using the discounted cash flow methodology. We determined that the carrying value of our Empi reporting unit was in excess of its estimated fair value. As a result, we recorded impairment charges of $117.3 million for the Empi reporting unit. This impairment charge represents an estimated loss that has not yet been finalized at this time. We will continue to evaluate these estimates in our 2015 annual impairment test in the fourth quarter of 2015. The percentage by which the carrying value of the Empi reporting unit exceeded the fair value was 92.6%. The impairment charge was included in Impairment of goodwill line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Additionally, we performed an interim impairment test on our indefinite lived trade name intangible asset of our Empi reporting unit. The method of testing the indefinite lived intangible asset for impairment was consistent with our annual impairment test which is described in our 2014 Annual Report on Form 10-K filed with the SEC on February 20, 2015. We determined that the carrying value of our Empi trade name was in excess of its estimated fair value. As a result, we recorded impairment charges of $17.9 million for the Empi trade name. The percentage by which the carrying value of this trade name exceeded its fair value was 100.0%. The impairment charge was included in Impairment of intangible and other assets line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

We also performed an interim recoverability test on our long lived assets related to the Empi reporting unit. We tested the recoverability of the long lived asset group to be held and used by using an undiscounted cash flow approach dependent primarily upon estimates of forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and remaining useful lives of the primary asset. We then determined that the carrying value of the asset group was in excess of the estimated undiscounted cash flows. Accordingly, we completed the Step 2 analysis to determine the fair value of the asset group. As a result, we recorded impairment charges for the finite lived intangible assets of $29.1 million and the property, plant and equipment of $0.7 million. The impairment charges were included in Impairment of intangible and other long lived assets line item in the Consolidated Statement of Operations. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.6 years for customer relationships, 8.0 years for patents and technology, 2.0 years for distributor contracts and relationships, 6.9 years for trademarks and trade names, and 1.8 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 26, 2015, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2015	$20,081
2016	76,481
2017	66,130
2018	57,910
2019	53,042
Thereafter	120,451
$394,095

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 26, 2015	December 31, 2014
Accrued wages and related expenses	$32,336	$32,220
Accrued commissions	17,083	16,611
Accrued rebates	10,533	12,981
Accrued other taxes	4,633	4,987
Accrued professional expenses	3,485	2,682
Deferred tax liability	328	343
Other accrued liabilities	25,120	29,321
	$93,518	$99,145

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

Foreign Exchange Rate Contracts. In prior periods, we have utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of September 26, 2015, we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Unaudited Condensed Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	September 26, 2015	December 31, 2014	September 26, 2015	December 31, 2014
Foreign exchange contracts not designated as hedges	—	7,682	$—	$526

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 26, 2015	December 31, 2014
Derivative Liabilities:
Foreign exchange forward contracts not designated as hedges	Other current liabilities	$—	$4

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	$—	$(128)	$(4)	$19

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

As of September 26, 2015, the balance of financial assets and liabilities measured at fair value on a recurring basis was zero.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$4	$—	$4
Contingent consideration	$—	$—	$—	$—

9. DEBT

Debt obligations consist of the following (in thousands):

	September 26, 2015	December 31, 2014
Senior secured credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $2.2 million and $1.0 million as of September 26, 2015 and December 31, 2014, respectively	$2,766	$16,031
Term loan:
$1,055.0 million Senior Secured Term Loan, net of unamortized debt issuance costs and original issuance discount of $16.0 million as of September 26, 2015	1,038,960	—
$884.6 million Tranche B term loans, net of unamortized debt issuance costs and original issuance discount $13.2 million as of December 31, 2014	—	871,373
Note financing:
$1,015.0 million 8.125% Second lien notes, net of unamortized debt issuance costs and original issuance discount of $17.4 million	997,580	—
$330.0 million 8.75% Second priority senior secured notes, net of unamortized debt issuance costs, including unamortized original issue premium of $1.0 million as of December 31, 2014	—	329,031
$440.0 million 9.875% Senior unsecured notes, net of unamortized debt issuance costs of $6.7 million as of December 31, 2014	—	433,309
$300.0 million 7.75% Senior unsecured notes, net of unamortized debt issuance costs of $4.1 million as of December 31, 2014	—	295,810
$298.5 million 10.75% Third lien notes, net of unamortized debt issuance costs and original issuance discount of $8.4 million	290,052	—
$300.0 million 9.75% Senior subordinated notes, net of unamortized debt issuance costs of $3.3 million as of December 31, 2014	1,529	296,667
Other	—	63
Total debt	2,330,887	2,242,284
Current maturities	(10,550)	(8,975)
Long-term debt	$2,320,337	$2,233,309

Senior Secured Credit Facilities

On May 7, 2015, we entered into (i) a $1,035.0 million new term loan facility (New Senior Secured Term Loan Facility) and (ii) a $150.0 million new asset-based revolving credit facility (New Asset-Based Revolving Credit Facility and together with the New Senior Secured Term Loan Facility, New Senior Secured Credit Facilities). In addition, the New Senior Secured Term Loan Facility provided for a $20.0 million delayed draw term loan and a $150.0 million incremental facility, subject to customary borrowing conditions and the New Asset-Based Revolving Credit Facility provides for a $50.0 million facility increase, subject to customary borrowing conditions.

A portion of the proceeds from the New Senior Secured Credit Facilities was used to repay in full all amounts due and owing under the credit agreement, dated as of November 20, 2007, as amended and restated as of March 20, 2012, as supplemented as of March 30, 2012, as amended as of December 19, 2012, as amended and supplemented as of March 21, 2013 and as further amended and supplemented as of April 8, 2014, DJOFL, DJO Holdings, Credit Suisse AG, as administrative agent, and the lenders party thereto. The full amount available under the delayed draw term loan under the New Senior Secured Credit Facilities was drawn in connection with our acquisition of certain assets from Zimmer Biomet Holdings, Inc. on June 30, 2015.

As of September 26, 2015, the market values of our New Senior Secured Term Loan Facility and drawings under our New Asset-Based Revolving Credit Facility were $1,052.4 million and $5.0 million, respectively. We determine market value using trading prices for the New Senior Secured Credit Facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

New Senior Secured Term Loan Facility

Interest Rates. Borrowings under the New Senior Secured Term Loan Facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate determined by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The applicable margin for borrowings under the New Senior Secured Term Loan Facility is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar borrowings. As of September 26, 2015, our weighted average interest rate for all borrowings under the New Senior Secured Credit Facilities was 4.24%.

Fees. In addition to paying interest on outstanding principal under the New Senior Secured Term Loan Facility, DJOFL as the borrower under the New Senior Secured Term Loan Facility is required to pay a delayed draw commitment fee to the delayed draw lenders under the New Senior Secured Term Loan Facility in respect of the unutilized delayed draw commitments thereunder.

Principal Payments. We are required to repay installments on the New Senior Secured Term Loan Facility in quarterly installments equal to 0.25% of the original principal amount of the New Senior Secured Term Loan Facility, with the remaining amount payable at maturity in June 2020.

Prepayments. The New Senior Secured Term Loan Facility requires us to prepay outstanding term loans (Term Loans), subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and 0% upon attaining certain total net leverage ratios) of its annual excess cash flow;
•

100% of the net cash proceeds above (i) $30.0 million in any single transaction or series of related transactions or (ii) an annual amount of $100.0 million of all non-ordinary course asset sales or other dispositions of property by us and our restricted subsidiaries (including insurance and condemnation proceeds, subject to de minimis thresholds), if we do not reinvest those net cash proceeds in assets to be used in our business or to make certain other permitted investments (a) within 12 months of the receipt of such net cash proceeds or (b) if we commit to reinvest such net cash proceeds within 12 months of the receipt thereof, upon termination of such commitment or within 18 months of the receipt of such net cash proceeds (although in connection with any such prepayment, we may also repay other first lien debt to the extent it is so required); and

•

100% of the net cash proceeds from issuances or incurrences of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the New Senior Secured Credit Facilities.

The foregoing mandatory prepayments will be applied pro rata to installments of Term Loans as directed by us.

We may voluntarily repay outstanding loans under the New Senior Secured Credit Facilities at any time without premium or penalty, provided that (i) voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs and (ii) voluntary prepayments made on a date within 6 months from the date of the closing of the New Senior Secured Term Loan Facility (Closing Date) shall be subject to a prepayment premium of 1%.

Guarantee and Security. All obligations under the New Senior Secured Term Loan Facility are unconditionally guaranteed by DJO Holdings LLC and each of our existing and future direct and indirect wholly-owned domestic subsidiaries other than immaterial subsidiaries, unrestricted subsidiaries and subsidiaries that are precluded by law or regulation from guaranteeing the obligations (collectively, Credit Facility Guarantors). In addition, the New Senior Secured Term Loan Facility is secured by (i) a first priority security interest in certain of our tangible and intangible assets and those of each of the Credit Facility Guarantors and all the capital stock of, or other equity interests in, DJO Holdings and each of our and the Credit Facility Guarantors’ material direct or indirect wholly-owned restricted domestic subsidiaries and direct wholly-owned first-tier restricted foreign subsidiaries (subject to certain exceptions and qualifications) (collectively, Term Loan Collateral) and (ii) a second priority security interest in the ABL Collateral (as defined below).

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

In addition, the New Senior Secured Term Loan Facility requires us to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien debt to Adjusted EBITDA (as defined in the credit agreement governing the New Senior Secured Term Loan Facility) of 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. The New Senior Secured Term Loan Facility also contains certain customary affirmative covenants and events of default. As of September 26, 2015, our actual senior secured first lien net leverage ratio was 3.54:1, and we were in compliance with all other applicable covenants.

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

Guarantee and Security. The New Asset-Based Revolving Credit Facility is secured by a first priority security interest in personal property of DJOFL and each of the Credit Facility Guarantors consisting of accounts receivable (including related contracts and contract rights, inventory, cash, deposit accounts and securities accounts), inventory, intercompany notes and intangible assets (other than intellectual property and investment property), instruments, chattel paper, documents and commercial tort claims to the extent arising out of the foregoing, and related books and records (subject to certain exceptions and qualifications) (collectively, the ABL Collateral, and together with the Term Loan Collateral, Collateral) and a fourth priority security interest in the Term Loan Collateral.

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

In addition, we and our restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of $9.0 million or 10% of the lesser of (1) the aggregate commitments under the New Asset-Based Revolving Credit Facility and (2) the aggregate borrowing base until the 30th consecutive day that excess availability exceeds such threshold. The New Asset-Based Revolving Credit Facility also contains certain customary affirmative covenants and events of default. As of September 26, 2015, we were in compliance with all applicable covenants.

Prior to May 7, 2015, our prior senior secured credit facilities consisted of term loans and a $100.0 million revolving credit facility, originally entered into on November 20, 2007 and subsequently amended and restated on March 20, 2012, supplemented as of March 30, 2012, as amended as of December 19, 2012, amended and supplemented as of March 21, 2013 and further amended and supplemented as of April 8, 2014. Effective April 8, 2014, the interest rate margins applicable to borrowings under our prior senior secured revolving credit facilities were, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the Tranche B term loans were, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There was a minimum LIBOR rate applicable to the Eurodollar component of interest rates on Tranche B term loans of 1.00%. The applicable margin for borrowings under the old senior secured revolving credit facilities could have been reduced, subject to our attaining certain leverage ratios.

Existing Notes:

8.125% Second Lien Notes

On May 7, 2015 we issued $1,015.0 million aggregate principal amount of 8.125% Second Lien Notes (8.125% Notes), which mature on June 15, 2021. The 8.125% Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under the New Senior Secured Credit Facilities.

The net proceeds of the issuance of the 8.125% Notes were used, together with borrowings under the New Senior Secured Credit Facilities and cash on hand, to satisfy and discharge our obligations under our prior note issuances (see below), repay amounts outstanding under our prior existing senior secured credit facilities and pay all related fees and expenses.

Pursuant to a second lien security agreement, the 8.125% Notes and related guarantees are secured by second-priority liens on the Term Loan Collateral and third-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of September 26, 2015, the market value of the 8.125% Notes was $1,021.3 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

10.75% Third Lien Notes

On May 7, 2015, we issued $298.5 million aggregate principal amount of 10.75% Third Lien Notes (10.75% Notes) which mature on April 15, 2020. The 10.75% Notes are guaranteed jointly and severally and fully and unconditionally on a secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under the New Senior Secured Credit Facilities.

The 10.75% Notes were issued in connection with our (i) private offer (Exchange Offer) to exchange our 9.75% Senior Subordinated Notes due 2017 (9.75% Notes) for the 10.75% Notes and cash and (ii) solicitation (Consent Solicitation) of consents (Consents) from registered holders of the 9.75% Notes to certain proposed amendments (Proposed Amendments) to the indenture (9.75% Indenture), dated as of October 18, 2010, by and among DJOFL, the guarantors party thereto and The Bank of New York Mellon, as trustee, governing the 9.75% Notes.

Pursuant to a third lien security agreement, the 10.75% Notes and related guarantees are secured by third-priority liens on the Term Loan Collateral and fourth-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of September 26, 2015, the market value of the 10.75% Notes was $300.3 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. As of September 26, 2015, $1.5 million aggregate principal of the 9.75% Notes remains outstanding.

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

Covenants

The 8.125% Indenture, the 10.75% Indenture and the 9.75% Indenture (collectively, Indentures) each contain covenants limiting, among other things, our and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 26, 2015, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those covenants. A breach of any of these covenants in the future could result in a default under the credit agreement governing the Senior Secured Credit Facilities or the Indentures, at which time the lenders could elect to declare all amounts outstanding under the New Senior Secured Credit Facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

Prior Note Issuances:

8.75% Second Priority Senior Secured Notes

On March 20, 2012 and October 1, 2012, we issued $330.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes (8.75% Notes) maturing on March 15, 2018. The 8.75% Notes were guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under our prior senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding under the 8.75% Notes, plus accrued interest, at a redemption price of 104.375%.

9.875% Senior Notes

On October 1, 2012, we issued $440.0 million aggregate principal amount of 9.875% Senior Notes (9.875% Notes) maturing on April 15, 2018. The 9.875% Notes were guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries or is an obligor under our prior senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding under the 9.87% Notes, plus accrued interest, at a redemption price of 104.938%.

7.75% Senior Unsecured Notes

On April 7, 2011, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes (7.75% Notes) maturing on April 15, 2018. The 7.75% Notes were guaranteed jointly and severally and on a senior unsecured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries, or is an obligor under our prior senior secured credit facilities.

On May 16, 2015, we redeemed the full principal amount outstanding of the 7.75% Notes, plus accrued interest, at a redemption price of 103.875%.

Loss on Modification and Extinguishment of Debt

During the nine months ended September 26, 2015, we recognized loss on modification and extinguishment of debt of $68.3 million. The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

During the nine months ended September 27, 2014, we recognized a loss on modification and extinguishment of debt of $1.0 million. The loss consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our prior senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Debt Issuance Costs

As of September 26, 2015 and December 31, 2014, we had $15.4 million and $28.6 million, respectively, of unamortized debt issuance costs. In April 2015, the FASB issued an accounting standards update related to the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The Company has early adopted this update and the impact is reflected in the current and prior periods presented. Therefore, debt issuance costs are reflected as direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For the nine month period ended September 26, 2015, we capitalized $5.9 million of debt issuance costs incurred in connection with our debt refinancing. For the nine month period ended September 27, 2014, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our prior senior secured credit facilities.

For the three and nine months ended September 26, 2015, amortization of debt issuance costs was $0.7 million and $4.0 million, respectively. For the three and nine months ended September 27, 2014, amortization of debt issuance costs was $2.1 million and $6.0 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Condensed Consolidated Statements of Operations for each of the periods presented.

10. INCOME TAXES

Income taxes for the interim periods presented have been included in our Unaudited Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amounts which would have been recorded using the U.S. statutory tax rate due primarily to certain valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, deferred taxes on the assumed repatriation of foreign earnings and tax amortization of goodwill and indefinite-lived intangibles.

For the three and nine months ended September 26, 2015, we recorded income tax benefit of $7.2 million and $1.8 million on pre-tax losses of $184.9 million and $292.6 million, resulting in effective tax rates of 3.9% and 0.6%, respectively. For the three and nine months ended September 27, 2014, we recorded income tax expense of approximately $1.3 million and $10.6 million on pre-tax losses of $19.9 million and $71.9 million, resulting in negative effective tax rates of 6.3% and 14.8%, respectively. For the three months ended September 26, 2015 the Company wrote down certain Empi intangible assets which included goodwill and indefinite lived intangible assets. The total goodwill and intangible asset impairment in the quarter was $164.9 million. The impairment loss created a tax benefit which reduced tax expense by $6.8 million in the quarter.

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

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be realized. Accordingly, we have provided a valuation allowance of $29.2 million and $57.0 million for the three and nine months ended September 26, 2015, respectively, on the deferred tax assets related to the net operating loss carry forwards. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2011.

At September 26, 2015, our gross unrecognized tax benefits were $14.2 million reflecting an increase of $0.3 million from the unrecognized amount of $13.9 million at December 31, 2014. As of September 26, 2015, we have $2.5 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits, each of which are individually immaterial will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 26, 2015, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.6 million, which, if recognized, would impact our effective tax rate in future periods.

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

In July 2015, all outstanding options granted to employees prior to 2012 were amended to modify the vesting terms of the portion of options which vested on achievement of a minimum multiple of invested capital (MOIC) from a MOIC of 2.25 for one-third of the options and a MOIC of 2.5 for one-third of the options to a single MOIC vesting component covering two-thirds of the options with the terms described below.  As amended, the options granted prior to 2012 vest as follows: (i) one-third of each stock option grant vests over a specified period of time contingent solely upon the awardees’ continued employment with us (Time-Based Options); and, (ii) two-thirds of each stock option grant will vest upon achieving MOIC with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Options). The Market Return Options provide for vesting within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the Options are outstanding, then the unvested Market Return Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by the majority shareholder, less 1.5 and the denominator of which is 0.75.

In July 2015, all outstanding options granted to employees in 2012 and later years were amended to modify the MOIC vesting provision as described below. Options granted to employees in 2012 vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, as amended in July 2015, such options also provide that in the event Blackstone the same MOIC requirement described above for the Market Return Options, any unvested installments from prior years and all installments for future years shall thereupon vest.

In February 2013, 310,000 options previously granted to new employees in 2012 were amended to convert one-third of such options into Time-Based Options, with the remaining two-thirds continuing to be Performance Options. Additionally, all 2012 Performance Options were amended to allow for vesting of the 2012 Adjusted EBITDA tranche if the 2013 Adjusted EBITDA results equal or exceed an enhanced amount of Adjusted EBITDA over the amount reflected in the 2013 financial plan. The 2013 Adjusted EBITDA results were not met. In February 2014, all 2012 and 2013 Performance Options were amended to allow for vesting of the 2012 and 2013 Adjusted EBITDA tranches if the 2014 Adjusted EBITDA results equaled or exceeded an enhanced amount of Adjusted EBITDA reflected in the 2014 financial plan. Because the required 2014 Adjusted EBITDA results were not achieved, those tranches did not vest.

Options granted in 2013 and 2014 to existing employees had the same terms as the Performance Options described above and options granted to new employees in 2013 and 2014 had the same terms as the options amended in February 2013.

In December 2013 and December 2014, options were granted to employees following the net exercise of their Rollover Options which were scheduled to expire in December 2013 and December 2014, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

Except for options granted to the Chairman of the Board and two other board members as described below, options are typically granted annually to members of our Board of Directors who are not affiliates of Blackstone (referred to as Director Service Options). The Director Service Options vest in increments of 33 1/3% per year on each of the first through third anniversary dates of the grant date, contingent upon the optionee’s continued service as a director. The options granted to the Chairman of the Board and the two other board members vest as follows: one-third of the stock option grant vests in increments of 33 1/3% per year on each of the first through third anniversary dates from the grant date contingent upon the optionee’s continued service as a director; and, as amended in July 2015, two-thirds of the stock option grant will vest in the same manner as the Market Return Options.

Stock-Based Compensation

During the nine months ended September 26, 2015, the compensation committee granted 858,621 options to employees, of which 444,169 were Performance Options, 265,000 were Market Return Options, 128,331 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Performance Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Options, granted during the nine months ended September 26, 2015 were $6.04, $5.27, and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expected volatility	N/A	31.7%	33.3%	31.7-33.2%
Risk-free interest rate	N/A	2.0%	1.5-2.0%	2.0-2.2%
Expected years until exercise	N/A	6.4	5.1-8.3	6.4
Expected dividend yield	N/A	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Cost of sales	$8	$15	$69	$62
Operating expenses:
Selling, general and administrative	286	328	1,371	1,211
Research and development	4	—	10	1
	$298	$343	$1,450	$1,274

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

In each of the periods presented above, we recognized stock-based compensation expense only for Time-Based Options granted to employees, as the performance components of the Market Return Options are not deemed probable at this time.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Unaudited Condensed Consolidated Statements of Operations.

12. MEMBERSHIP DEFICIT

During the nine months ended September 26, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of vested stock options that had been granted to an employee in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (Rollover Options). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

13. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and nine months presented, we expensed $1.75 million and $5.25 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that the defendants have engaged in Medicare fraud and violated federal and state false claims acts from the time of the original introduction of the bone growth stimulation devices by each defendant to the present by seeking reimbursement for such devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that the other three defendants have reached settlements. The case continues against us. While we believe the case against us has no merit, we can make no assurances as to the final outcome of the case.

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

Empi Investigation

Our subsidiary, Empi, Inc., was served with a subpoena dated May 11, 2015, issued by the Office of Inspector General (OIG) for the U.S. Department of Defense seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The relevant time period for these documents is from January 1, 2010 to the date of the subpoena. We are in the process of collecting and producing responsive documents to the OIG.

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended September 26, 2015 and September 27, 2014, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and online. The bracing and vascular products sold through the channel are principally sold under the DonJoy Performance, Bell-Horn and Doctor Comfort brands.

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

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization and impairment of goodwill and intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined in the New Senior Secured Credit Facilities. We do not allocate assets to reportable segments because a significant portion of our assets are shared by the segments.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales:
Bracing and Vascular	$133,204	$129,218	$383,287	$366,977
Recovery Sciences	59,630	74,009	197,788	218,790
Surgical Implant	37,651	23,830	92,648	72,842
International	69,513	78,444	217,219	243,503
	$299,998	$305,501	$890,942	$902,112
Operating (loss) income:
Bracing and Vascular	$31,902	$26,275	$84,295	$71,846
Recovery Sciences	13,467	20,149	49,593	59,292
Surgical Implant	7,819	2,693	16,531	8,316
International	11,548	15,727	37,245	46,009
Expenses not allocated to segments and eliminations	(204,098)	(37,983)	(276,004)	(122,879)
	$(139,362)	$26,861	$(88,340)	$62,584

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales:
United States	$230,485	$227,057	$673,723	$658,609
Other Europe, Middle East and Africa	31,632	37,797	101,189	116,308
Germany	19,159	21,656	61,031	69,926
Australia and Asia Pacific	10,104	10,099	30,495	30,156
Canada	6,132	6,655	17,865	19,619
Latin America	2,486	2,237	6,639	7,494
	$299,998	$305,501	$890,942	$902,112

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, DJO Finco Inc. (DJO Finco), jointly issued the 8.125% Notes, 10.75% Notes and 9.75% Notes. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34,765	$177	$21,744	$—	$56,686
Accounts receivable, net	—	134,160	44,582	—	178,742
Inventories, net	—	150,723	40,017	(5,621)	185,119
Deferred tax assets, net	—	24,367	218	—	24,585
Prepaid expenses and other current assets	102	14,584	7,729	—	22,415
Total current assets	34,867	324,011	114,290	(5,621)	467,547
Property and equipment, net	—	107,043	13,363	(101)	120,305
Goodwill	—	951,081	100,267	(31,963)	1,019,385
Intangible assets, net	—	757,375	11,944	—	769,319
Investment in subsidiaries	1,297,699	1,686,556	51,899	(3,036,154)	—
Intercompany receivables	636,225	—	—	(636,225)	—
Other non-current assets	—	1,798	2,104	—	3,902
Total assets	$1,968,791	$3,827,864	$293,867	$(3,710,064)	$2,380,458
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$52,938	$8,830	$—	$61,768
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	57,293	63,391	30,139	—	150,823
Total current liabilities	67,843	116,329	38,969	—	223,141
Long-term debt obligations	2,320,337	—	—	—	2,320,337
Deferred tax liabilities, net	—	232,759	5,279	—	238,038
Intercompany payables, net	—	438,273	146,890	(585,163)	—
Other long-term liabilities	—	13,671	1,645	—	15,316
Total liabilities	2,388,180	801,032	192,783	(585,163)	2,796,832
Noncontrolling interests	—	—	3,015	—	3,015
Total membership (deficit) equity	(419,389)	3,026,832	98,069	(3,124,901)	(419,389)
Total liabilities and (deficit) equity	$1,968,791	$3,827,864	293,867	$(3,710,064)	$2,380,458

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$266,628	$68,516	$(35,146)	$299,998
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $8,215)	—	105,791	54,091	(39,525)	120,357
Selling, general and administrative	—	101,893	21,926	—	123,819
Research and development	—	6,642	1,070	—	7,712
Amortization of intangible assets	—	21,908	616	—	22,524
Impairment of goodwill	—	117,298	—	—	117,298
Impairment of intangible and other long lived assets	—	47,650	—	—	47,650
	—	401,182	77,703	(39,525)	439,360
Operating income (loss)	—	(134,554)	(9,187)	4,379	(139,362)
Other (expense) income:
Interest (expense) income, net	(42,130)	17	(7)	—	(42,120)
Loss on modification and extinguishment of debt	(335)	—	—	—	(335)
Other expense, net	—	(227)	(2,826)	—	(3,053)
Intercompany (expense) income, net	—	(5,552)	5,590	(38)	—
Equity in loss of subsidiaries, net	(135,374)	—	—	135,374	—
	(177,839)	(5,762)	2,757	135,336	(45,508)
(Loss) income before income taxes	(177,839)	(140,316)	(6,430)	139,715	(184,870)
Income tax benefit (provision)	—	7,836	(664)	—	7,172
Net (loss) income	(177,839)	(132,480)	(7,094)	139,715	(177,698)
Net income attributable to noncontrolling interests	—	—	(140)	—	(140)
Net (loss) income attributable to DJOFL	$(177,839)	$(132,480)	$(7,234)	$139,715	$(177,838)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$791,922	$214,550	$(115,530)	$890,942
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $23,988)	—	314,465	165,076	(124,406)	355,135
Selling, general and administrative	—	296,019	66,596	—	362,615
Research and development	—	22,713	2,638	—	25,351
Amortization of intangible assets	—	64,866	1,867	—	66,733
Impairment of goodwill		117,298			117,298
Impairment of intangible and other long lived assets	—	52,150	—	—	52,150
	—	867,511	236,177	(124,406)	979,282
Operating income (loss)	—	(75,589)	(21,627)	8,876	(88,340)
Other (expense) income:
Interest (expense) income, net	(129,568)	97	(22)	—	(129,493)
Loss on modification and extinguishment of debt	(68,302)	—	—	—	(68,302)
Other expense, net	—	(819)	(5,630)	—	(6,449)
Intercompany (expense) income, net	—	(13,806)	13,882	(76)	—
Equity in loss of subsidiaries, net	(93,472)	—	—	93,472	—
	(291,342)	(14,528)	8,230	93,396	(204,244)
(Loss) income before income taxes	(291,342)	(90,117)	(13,397)	102,272	(292,584)
Income tax provision	—	3,877	(2,028)	—	1,849
Net (loss) income	(291,342)	(86,240)	(15,425)	102,272	(290,735)
Net income attributable to noncontrolling interests	—	—	(606)	—	(606)
Net (loss) income attributable to DJOFL	$(291,342)	$(86,240)	$(16,031)	$102,272	$(291,341)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(177,839)	$(132,480)	$(7,094)	$139,715	$(177,698)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $37	—	—	(81)	—	(81)
Other comprehensive loss	—	—	(81)	—	(81)
Comprehensive (loss) income	(177,839)	(132,480)	(7,175)	139,715	(177,779)
Comprehensive income attributable to noncontrolling interests	—	—	(137)	—	(137)
Comprehensive (loss) income attributable to DJO Finance LLC	$(177,839)	$(132,480)	$(7,312)	$139,715	$(177,916)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(291,342)	$(86,240)	$(15,425)	$102,272	$(290,735)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $377	—	—	(5,386)	—	(5,386)
Other comprehensive loss	—	—	(5,386)	—	(5,386)
Comprehensive (loss) income	(291,342)	(86,240)	(20,811)	102,272	(296,121)
Comprehensive income attributable to noncontrolling interests	—	—	(397)	—	(397)
Comprehensive (loss) income attributable to DJO Finance LLC	$(291,342)	$(86,240)	$(21,208)	$102,272	$(296,518)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(291,342)	$(86,240)	$(15,425)	$102,272	$(290,735)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	22,416	3,558	(80)	25,894
Amortization of intangible assets	—	64,866	1,867	—	66,733
Amortization of debt issuance costs and non-cash interest expense	5,987	—	—	—	5,987
Stock-based compensation expense	—	1,450	—	—	1,450
Loss on modification and extinguishment of debt	68,302	—	—	—	68,302
Impairment of goodwill	—	117,298	—	—	117,298
Impairment of intangible and other long lived assets		52,150			52,150
Loss on disposal of assets, net	—	499	139	(8)	630
Deferred income tax expense	—	(4,486)	361	—	(4,125)
Equity in loss of subsidiaries, net	93,472	—	—	(93,472)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	6,621	(1,323)	—	5,298
Inventories	—	(3,649)	4,623	(13,156)	(12,182)
Prepaid expenses and other assets	58	(627)	(3,112)	606	(3,075)
Accounts payable and other current liabilities	27,705	(3,491)	1,344	4,537	30,095
Net cash (used in) provided by operating activities	(95,818)	166,807	(7,968)	699	63,720
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(26,647)	(4,041)	78	(30,610)
Acquisition of business and intangibles, net of cash	—	(24,000)	—	—	(24,000)
Proceeds from disposition of assets	—	24	—	—	24
Net cash (used in) provided by investing activities	—	(50,623)	(4,041)	78	(54,586)
Cash Flows From Financing Activities:
Intercompany	103,249	(116,010)	13,538	(777)	—
Proceeds from issuance of debt	2,465,826	—	2,206	—	2,468,032
Repayments of debt obligations	(2,389,075)	—	(58)	—	(2,389,133)
Payment of debt issuance, modification and extinguishment costs	(62,375)	—	—	—	(62,375)
Net cash provided by (used in) financing activities	117,625	(116,010)	15,686	(777)	16,524
Effect of exchange rate changes on cash and cash equivalents	—	—	(116)	—	(116)
Net increase in cash and cash equivalents	21,807	174	3,561	—	25,542
Cash and cash equivalents, beginning of year	12,958	3	18,183	—	31,144
Cash and cash equivalents, end of year	$34,765	$177	$21,744	$—	$56,686

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,958	$3	$18,183	$—	$31,144
Accounts receivable, net	—	140,782	47,278	—	188,060
Inventories, net	—	145,046	31,134	(840)	175,340
Deferred tax assets, net	—	24,351	247	—	24,598
Prepaid expenses and other current assets	160	11,464	5,548	—	17,172
Total current assets	13,118	321,646	102,390	(840)	436,314
Property and equipment, net	—	106,191	14,071	(155)	120,107
Goodwill	—	1,066,479	109,260	(34,551)	1,141,188
Intangible assets, net	—	853,023	15,008	—	868,031
Investment in subsidiaries	1,297,699	1,686,557	56,572	(3,040,828)	—
Intercompany receivables	836,759	—	—	(836,759)	—
Other non-current assets	—	1,822	2,399	—	4,221
Total assets	$2,147,576	$4,035,718	$299,700	$(3,913,133)	$2,569,861
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$50,590	$12,370	$—	$62,960
Current portion of debt obligations	8,912	—	63	—	8,975
Other current liabilities	29,589	70,073	29,083	—	128,745
Total current liabilities	38,501	120,663	41,516	—	200,680
Long-term debt obligations	2,233,309	—	—	—	2,233,309
Deferred tax liabilities, net	—	237,813	5,310	—	243,123
Intercompany payables, net	—	552,612	135,833	(688,445)	—
Other long-term liabilities	—	12,243	2,122	—	14,365
Total liabilities	2,271,810	923,331	184,781	(688,445)	2,691,477
Noncontrolling interests	—	—	2,618	—	2,618
Total membership (deficit) equity	(124,234)	3,112,387	112,301	(3,224,688)	(124,234)
Total liabilities and (deficit) equity	$2,147,576	$4,035,718	$299,700	$(3,913,133)	$2,569,861

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$266,323	$77,165	$(37,987)	$305,501
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $8,645)	—	107,726	57,178	(42,288)	122,616
Selling, general and administrative	—	100,234	23,398	—	123,632
Research and development	—	8,158	1,001	—	9,159
Amortization of intangible assets	—	22,337	896	—	23,233
	—	238,455	82,473	(42,288)	278,640
Operating income (loss)	—	27,868	(5,308)	4,301	26,861
Other (expense) income:
Interest (expense) income, net	(43,282)	21	(19)	—	(43,280)
Other expense, net	—	(177)	(3,287)	—	(3,464)
Intercompany income (expense), net	—	356	(408)	52	—
Equity in income of subsidiaries, net	22,075	—	—	(22,075)	—
	(21,207)	200	(3,714)	(22,023)	(46,744)
(Loss) income before income taxes	(21,207)	28,068	(9,022)	(17,722)	(19,883)
Income tax provision	—	(843)	(407)	—	(1,250)
Net (loss) income	(21,207)	27,225	(9,429)	(17,722)	(21,133)
Net income attributable to noncontrolling interests	—	—	(73)	—	(73)
Net (loss) income attributable to DJOFL	$(21,207)	$27,225	$(9,502)	$(17,722)	$(21,206)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$776,095	$236,754	$(110,737)	$902,112
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $25,980)	—	319,382	170,706	(124,317)	365,771
Selling, general and administrative	—	297,021	77,944	—	374,965
Research and development	—	25,226	3,274	—	28,500
Amortization of intangible assets	—	67,092	3,200	—	70,292
	—	708,721	255,124	(124,317)	839,528
Operating income (loss)	—	67,374	(18,370)	13,580	62,584
Other (expense) income:
Interest (expense) income, net	(130,441)	112	(189)	—	(130,518)
Loss on modification and extinguishment of debt	(1,019)	—	—	—	(1,019)
Other expense, net	—	(30)	(2,902)	—	(2,932)
Intercompany income (expense), net	—	1,065	(1,161)	96	—
Equity in income of subsidiaries, net	48,297	—	—	(48,297)	—
	(83,163)	1,147	(4,252)	(48,201)	(134,469)
(Loss) income before income taxes	(83,163)	68,521	(22,622)	(34,621)	(71,885)
Income tax provision	—	(8,176)	(2,452)	—	(10,628)
Net (loss) income	(83,163)	60,345	(25,074)	(34,621)	(82,513)
Net income attributable to noncontrolling interests	—	—	(649)	—	(649)
Net (loss) income attributable to DJOFL	$(83,163)	$60,345	$(25,723)	$(34,621)	$(83,162)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(21,207)	$27,225	$(9,429)	$(17,722)	$(21,133)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $2,449	—	—	(6,105)	—	(6,105)
Other comprehensive loss	—	—	(6,105)	—	(6,105)
Comprehensive (loss) income	(21,207)	27,225	(15,534)	(17,722)	(27,238)
Comprehensive income attributable to noncontrolling interests	—	—	139	—	139
Comprehensive (loss) income attributable to DJO Finance LLC	$(21,207)	$27,225	$(15,395)	$(17,722)	$(27,099)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 27, 2014

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(83,163)	$60,345	$(25,074)	$(34,621)	$(82,513)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	21,889	4,589	(143)	26,335
Amortization of intangible assets	—	67,092	3,200	—	70,292
Amortization of debt issuance costs and non-cash interest expense	6,438	—	—	—	6,438
Loss on modification and extinguishment of debt	1,019	—	—	—	1,019
Stock-based compensation expense	—	1,274	—	—	1,274
(Loss) gain on disposal of assets, net	—	(1,312)	101	—	(1,211)
Deferred income tax expense (benefit)	—	7,399	(591)	(180)	6,628
Equity in income of subsidiaries, net	(48,297)	—	—	48,297	—
Changes in operating assets and liabilities:					—
Accounts receivable	—	1,253	(4,085)	—	(2,832)
Inventories	—	(8,218)	7,317	(12,972)	(13,873)
Prepaid expenses and other assets	131	(12,719)	3,915	(85)	(8,758)
Accounts payable and other current liabilities	19,817	24,277	(199)	391	44,286
Net cash (used in) provided by operating activities	(104,055)	161,280	(10,827)	687	47,085
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(37,760)	(3,854)	119	(41,495)
Other investing activities, net	—	(711)	(276)	—	(987)
Net cash (used in) provided by investing activities	—	(38,471)	(8,717)	119	(47,069)
Cash Flows from Financing Activities:
Intercompany	94,413	(116,427)	22,822	(808)	—
Proceeds from issuance of debt	952,294	—	—	—	952,294
Repayments of debt	(944,629)	—	(91)	—	(944,720)
Payment of debt issuance costs	(1,812)	—	—	—	(1,812)
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Investment by parent	22	—	—	—	22
Cash paid in connection with the cancellation of vested options	(2,001)	—	—	—	(2,001)
Net cash provided by (used in) financing activities	98,287	(122,117)	22,731	(808)	(1,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(830)	—	(830)
Net (decrease) increase in cash and cash equivalents	(5,768)	692	2,357	(2)	(2,721)
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578
Cash and cash equivalents at end of period	$16,602	$1,050	$23,205	$—	$40,857

17. SUBSEQUENT EVENTS

On October 28, 2015, we executed interest rate caps with Goldman Sachs Bank USA at a notional amount of $500.0 million and a cap rate of 1.00%. Our objective in entering this transaction is to reduce our exposure to higher interest payments on our New Senior Secured Term Loan Facility in the event of rising short term interest rates.

On November 10, 2015 we announced a plan to exit the Empi business. We expect the sales of Empi products to remain below the level needed to reach acceptable profitability and that the timeframe needed to assure sustainable profitability will be longer than management believes is economically justified.  The plan will result in ceasing manufacturing, selling and reimbursement billing activities related to Empi, largely to be completed by the end of the fourth quarter 2015. Accordingly, we expect to incur a restructuring charge in the fourth quarter ended December 31, 2015 primarily related to one-time termination benefits, costs to shut down manufacturing, and consulting services. The amount of these costs has yet to be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide an understanding of our results of operations, financial condition and where appropriate, factors that may affect future performance. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the other financial data included elsewhere in this Quarterly Report on Form 10-Q. References to “us,” “we,” “DJOFL,” “our,” or “the Company,” refers to DJO Finance LLC and its consolidated subsidiaries.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Bracing and Vascular:
Net sales	$133,204	$129,218	$383,287	$366,977
Operating income	31,902	26,275	84,295	71,846
Operating income as a percent of net segment sales	23.9%	20.3%	22.0%	19.6%
Recovery Sciences:
Net sales	$59,630	$74,009	$197,788	$218,790
Operating income	13,467	20,149	49,593	59,292
Operating income as a percent of net segment sales	22.6%	27.2%	25.1%	27.1%
Surgical Implant:
Net sales	$37,651	$23,830	$92,648	$72,842
Operating income	7,819	2,693	16,531	8,316
Operating income as a percent of net segment sales	20.8%	11.3%	17.8%	11.4%
International:
Net sales	$69,513	$78,444	$217,219	$243,503
Operating income	11,548	15,727	37,245	46,009
Operating income as a percent of net segment sales	16.6%	20.0%	17.1%	18.9%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2015		September 27, 2014		September 26, 2015		September 27, 2014
Net sales	$299,998	100.0%	$305,501	100.0%	$890,942	100.0%	$902,112	100.0%
Costs and operating expenses:
Cost of sales (1)	120,357	40.1	122,616	40.1	355,135	39.8	365,771	40.5
Selling, general and administrative	123,819	41.3	123,632	40.5	362,615	40.7	374,965	41.6
Research and development	7,712	2.6	9,159	3.0	25,351	2.8	28,500	3.2
Amortization of intangible assets	22,524	7.5	23,233	7.6	66,733	7.5	70,292	7.8
Impairment of goodwill	117,298	39.1	—	—	117,298	13.2	—	—
Impairment of intangible and other long lived assets	47,650	16	—	—	52,150	6	—	—
	439,360	146.5	278,640	91.2	979,282	109.9	839,528	93.1
Operating (loss) income	(139,362)	(46.5)	26,861	8.8	(88,340)	(9.9)	62,584	6.9
Other income (expense):
Interest expense, net	(42,120)	(14.1)	(43,280)	(14.2)	(129,493)	(14.5)	(130,518)	(14.4)
Loss on modification of debt	(335)	(0.1)	—	—	(68,302)	(7.7)	(1,019)	(0.1)
Other expense, net	(3,053)	(1.0)	(3,464)	(1.1)	(6,449)	(0.7)	(2,932)	(0.3)
	(45,508)	(15.2)	(46,744)	(15.3)	(204,244)	(22.9)	(134,469)	(14.8)
Loss before income taxes	(184,870)	(61.7)	(19,883)	(6.5)	(292,584)	(32.8)	(71,885)	(7.9)
Income tax benefit (provision)	7,172	2.4	(1,250)	(0.4)	1,849	0.2	(10,628)	(1.2)
Net loss	(177,698)	(59.3)	(21,133)	(6.9)	(290,735)	(32.6)	(82,513)	(9.1)
Net income attributable to noncontrolling interests	(140)	(0.0)	(73)	—	(606)	(0.1)	(649)	(0.1)
Net loss attributable to DJO Finance LLC	$(177,838)	(59.3)%	$(21,206)	(6.9)%	$(291,341)	(32.7)%	$(83,162)	(9.2)%

(1)

Cost of sales is exclusive of amortization of intangible assets of $8,215 and $23,988 for three and nine months ended September 26, 2015 and $8,645 and $25,980 for the three and nine months ended September 27, 2015, respectively.

Three Months Ended September 26, 2015 (third quarter 2015) compared to Three Months Ended September 27, 2014 (third quarter 2014)

Net Sales. Net sales for third quarter 2015 were $300.0 million, a decrease of $5.5 million compared to net sales of $305.5 million for third quarter 2014. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $11.2 million, net sales increased by $5.7 million, or 1.9%. Net sales from acquisitions completed in third quarter 2015 were $10.0 million. The results of the Company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the Company currently expects that the stronger U.S. dollar will continue to have an adverse effect on reported amounts of net sales relative to the prior year period in the remainder of 2015.

The following table sets forth our net sales by operating segment ($ in thousands):

	Third Quarter 2015	% of Net Sales	Third Quarter 2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$133,204	44.4%	$129,218	42.3%	$3,986	3.1%
Recovery Sciences	59,630	19.9	74,009	24.2	(14,379)	(19.4)
Surgical Implant	37,651	12.6	23,830	7.8	13,821	58.0
International	69,513	23.2	78,444	25.7	(8,931)	(11.4)
Total net sales	$299,998	100.0%	$305,501	100.0%	$(5,503)	(1.8)%

Net sales in our Bracing and Vascular segment were $133.2 million for third quarter 2015, an increase of 3.1% compared to net sales of $129.2 million for third quarter 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and growth in sales of direct consumer products and vascular pumps.

Net sales in our Recovery Sciences segment were $59.6 million for third quarter 2015, a decrease of 19.4% from net sales of $74.0 million for third quarter 2014. The decrease was driven primarily by lower sales of Empi products. The decrease in Empi sales was due to the continued challenging coverage and reimbursement environment, changes to our business processes for Empi products and a restructuring of the Empi selling organization. The loss of sales momentum resulting from these actions had a larger impact than expected. Continued slow market conditions affecting the sale of Chattanooga rehabilitation equipment also contributed to the decrease in this segment’s net sales.

We expect that the negative sales trend for Empi products will continue as this business faces multiple coverage and reimbursement challenges, including changes in Medicare reimbursement rates established through competitive bidding which will take effect in 2016. We expect the sales of Empi products to remain below the level needed to reach acceptable profitability and that the timeframe needed to assure sustainable profitability will be longer than management believes is economically justified. Together with these facts and the related significant impairment of the goodwill, long lived and intangible assets related to the Empi reporting unit (See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information), we have developed a plan to exit the Empi business over the next several months.

Net sales in our Surgical Implant segment were $37.7 million for third quarter 2015, an increase of 58.0% compared to net sales of $23.8 million for third quarter 2014. Sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet Holdings, Inc. (“Zimmer Biomet”) in third quarter 2015, represented $10.0 million of the increase and the remainder was driven by strong sales of our existing shoulder and hip products. Knee sales increased in third quarter 2015 compared to third quarter 2014 due to new product introductions and new accounts.

Net sales in our International segment were $69.5 million for third quarter 2015, a decrease of 11.4% compared to net sales of $78.4 million for third quarter 2014. For third quarter 2015, changes in foreign currency exchange rates had a negative $11.2 million impact on year over year sales. Excluding the impact of foreign currency exchange rates, net sales in our International segment increased 2.9% compared to third quarter 2014. Growth in net sales in this segment are driven by stronger sales in direct markets, primarily Germany and Spain, and increased sales penetration in China, offset by slower sales in certain export markets due to the strength of the U.S. dollar.

Cost of Sales. Cost of sales as a percentage of net sales was constant at 40.1% for third quarter 2015 and third quarter 2014 due to the continued lower cost of manufacturing in Mexico and benefits from certain cost savings and productivity initiatives in third quarter 2015 offset by unfavorable mix.

Selling, General and Administrative (SG&A). SG&A expenses of $123.8 million for third quarter 2015 were essentially flat compared to $123.6 million in third quarter 2014, 41.3% and 40.5% of net sales, respectively. The increase as a percent of net sales resulted from acquisition and integration expenses in our Surgical Implant segment and severance payments related to cost savings initiatives. The increase was offset by lower bad debt, reduced marketing and selling expenses and the favorable impact of currency exchange rates.  Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Third Quarter 2015	Third Quarter 2014
Integration charges:
Global business unit reorganization and integration	$2,712	$269
Acquisition related expenses and integration	2,903	23
CFO transition	—	(1)
Litigation and regulatory costs and settlements, net	1,298	1,813
Other non-recurring items	744	811
Automation projects	1,080	924
	$8,737	$3,839

Research and Development (R&D). R&D expenses decreased to $7.7 million for third quarter 2015, from $9.2 million in third quarter 2014. As a percentage of net sales, R&D expense was 2.6% in third quarter 2015 compared to 3.0% in third quarter 2014. In 2014, the Company incurred consulting fees for testing, documentation and software implementation to enhance new product introductions and ensure FDA compliance. The Company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $22.5 million for third quarter 2015, from $23.2 million for third quarter 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Impairment of Goodwill. We determined that the carrying value of our goodwill related to the Empi reporting unit was in excess of its estimated fair value. As a result, we recorded estimated impairment charges of $117.3 million. This impairment charge represents an estimated loss that has not yet been finalized at this time. We will continue to evaluate these estimates in our 2015 annual impairment test in the fourth quarter of 2015.

Impairment of Intangible Assets. We determined that the carrying values of our Empi trade name, an indefinite lived intangible asset was in excess of its estimated fair value. Additionally, we determined that the carrying values of certain long lived assets including our finite lived intangible assets related to the Empi reporting unit were also in excess of their fair values. As a result, we recorded impairment charges of $47.7 million.

The impairment charges resulted from declining Empi sales and profitability trends due to continuing challenges of the reimbursement environment. See Note 5 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Interest Expense, net. Our interest expense, net decreased to $42.1 million for third quarter 2015, from $43.2 million for third quarter 2014 due to lower weighted average interest rates on borrowings.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for third quarter 2015 consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for third quarter 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our prior senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Expense, Net. Other expense, net, decreased to $3.1 million for third quarter 2015, from $3.5 million for third quarter 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. For each quarter we record our tax provision so that the year to date tax provision reflects our latest estimated annual effective tax rate plus adjustments for quarter-to-date discrete items. In third quarter 2015, we recorded income tax benefit of $7.2 million on pre-tax losses of $184.9 million, resulting in an effective tax rate of 3.9%. For third quarter 2014, we recorded income tax expense of $1.3 million on pre-tax losses of $19.9 million, resulting in a negative effective tax rate of 6.3%.

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

Nine Months Ended September 26, 2015 (nine months 2015) compared to Nine Months Ended September 27, 2014 (nine months 2014)

Net Sales. Net sales for nine months 2015 were $890.9 million, compared to net sales of $902.1 million for nine months 2014, a 1.2% decrease year over year. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $37.3 million, net sales increased by $26.1 million, or 2.9%, to $928.2 million for nine months 2015. Net sales from acquisitions completed in nine months 2015 were $10.0 million. The results of the Company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the Company currently expects that the stronger U.S. dollar will continue to have an adverse effect on reported amounts of net sales relative to the prior year period in the remainder of 2015.

The following table sets forth our net sales by operating segment ($ in thousands):

	Nine Months 2015	% of Net Sales	Nine Months 2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$383,287	43.0%	$366,977	40.7%	$16,310	4.4%
Recovery Sciences	197,788	22.2	218,790	24.2	(21,002)	(9.6)
Surgical Implant	92,648	10.4	72,842	8.1	19,806	27.2
International	217,219	24.4	243,503	27.0	(26,284)	(10.8)
	$890,942	100.0%	$902,112	100.0%	$(11,170)	(1.2)%

Net sales in our Bracing and Vascular segment were $383.3 million for nine months 2015, an increase of 4.4% from net sales of $367.0 million for nine months 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and growth in sales of direct consumer products and vascular pumps.

Net sales in our Recovery Sciences segment were $197.8 million for nine months 2015, a decrease of 9.6% from net sales of $218.8 million for nine months 2014. The decrease was driven primarily by lower sales of Empi products. The decrease in Empi sales was due to the continued challenging coverage and reimbursement environment, changes to our business processes for Empi products and a restructuring of the Empi selling organization.  The loss of sales momentum resulting from these actions had a larger impact than expected.

We expect that the negative sales trend for Empi products will continue as this business faces multiple coverage and reimbursement challenges, including changes in Medicare reimbursement rates established through competitive bidding which will take effect in 2016. We expect the sales of Empi products to remain below the level needed to reach acceptable profitability and that the timeframe needed to assure sustainable profitability will be longer than management believes is economically justified. Together with these facts and the related significant impairment of the goodwill, long lived and intangible assets related to the Empi reporting unit (See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information), we have developed a plan to exit the Empi business over the next several months.

Net sales in our Surgical Implant segment were $92.6 million for nine months 2015, an increase of 27.2% from net sales of $72.8 million for nine months 2014. The increase was driven by sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet in third quarter 2015, and strong sales of shoulder and hip products. Knee sales increased during nine months 2015 compared to nine months 2014 due to new product introductions and gaining new accounts.

Net sales in our International segment were $217.2 million for nine months 2015, a decrease of 10.8% from net sales of $243.5 million for nine months 2014. In constant currency, excluding an unfavorable impact of $37.3 million related to changes in foreign exchange rates in effect during nine months 2015 compared to the rates in effect in nine months 2014, net sales increased 4.5% for nine months 2015 compared to nine months 2014. Growth in net sales in this segment is being driven by stronger sales in direct markets, primarily Germany and Spain, and increased sales penetration in emerging markets.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 39.8% for nine months 2015, compared to 40.5% for nine months 2014 mainly due to lower cost of manufacturing in Mexico and benefits from cost savings and productivity initiatives.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $362.6 million for nine months 2015, from $375.0 million in nine months 2014. As a percentage of sales, SG&A expenses decreased to 40.7% for nine months 2015, compared to 41.6% for nine months 2014. The decrease was mainly driven by lower bad debt, lower selling and marketing expenses and a reduction in reorganization and integration costs primarily related to information technology projects.  The decrease was offset by acquisition and related integrations costs in our Surgical Implant segment.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	Nine Months 2015	Nine Months 2014
Integration charges:
Commercial and global business unit reorganization and integration	$6,591	$6,218
Acquisition related expenses and integration	3,918	319
CFO transition	—	227
Litigation and regulatory costs and settlements, net	3,871	4,473
Other non-recurring items	623	4,319
Automation projects	2,638	4,656
	$17,641	$20,212

Research and Development (R&D). R&D expenses decreased to $25.4 million for nine months 2015, from $28.5 million in nine months 2014. As a percentage of sales, R&D expense decreased to 2.8% in nine months 2015 from 3.2% in nine months 2014. In 2014 the company incurred consulting fees for testing, documentation and software implementation to enhance new product introductions and ensure FDA compliance. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $66.7 million for nine months 2015, from $70.3 million for nine months 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category. This impairment charge represents an estimated loss that has not yet been finalized at this time. We will continue to evaluate these estimates in our 2015 annual impairment test in the fourth quarter of 2015.

Impairment of Goodwill. We determined that the carrying value of our goodwill related to the Empi reporting unit was in excess of its estimated fair value. As a result, we recorded estimated impairment charges of $117.3 million.

Impairment of Intangible Assets. We determined that the carrying values of our Empi trade name, an indefinite lived intangible asset was in excess of its estimated fair value. Additionally, we determined that the carrying values of certain long lived assets including our finite lived intangible assets related to the Empi reporting unit were also in excess of their fair values. As a result, we recorded impairment charges of $52.2 million.

The impairment charges resulted from declining Empi sales and profitability trends due to continuing challenges of the reimbursement environment. See Note 5 to our Unaudited Condensed Consolidated Financial Statements for additional information.

Interest Expense, net. Our interest expense, net was constant at $129.5 million for nine months 2015 compared to $130.5 million for nine months 2014.

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for nine months 2015 consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for nine months 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our prior senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Expense, Net. Other expense, net, increased to expense of $6.4 million for nine months 2015, from $2.9 million for nine months 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency translation gains and losses.

Income Tax Provision. We record our tax provision so that the year to date tax provision reflects our latest estimated annual effective tax rate plus adjustments for year-to-date discrete items. For nine months 2015, we recorded an income tax benefit of $1.8 million on a pre-tax loss of $292.6 million, resulting in an effective tax rate of 0.6%. For nine months 2014, we recorded income tax expense of $10.6 million on pre-tax losses of $71.9 million, resulting in a negative effective tax rate of 14.8%. Given the relationship between fixed dollar tax items, the impact of the valuation allowance against our deferred tax assets, and pre-tax financial results, the projected annual effective tax rate can change materially from quarter to quarter and year to year.

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

Liquidity and Capital Resources

As of September 26, 2015, our primary sources of liquidity consisted of cash and cash equivalents totaling $56.7 million and our $150 million revolving credit facility, of which $144.5 million was available. Our revolving credit balance was $5.0 million as of September 26, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at September 26, 2015 was $244.4 million.

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

Cash Flows

A summary of our cash flow activity is presented below (in thousands):

	Nine Months 2015	Nine Months 2014
Cash provided by operating activities	$63,720	$47,085
Cash used in investing activities	(54,586)	(47,069)
Cash provided by (used in) financing activities	16,524	(1,907)
Effect of exchange rate changes on cash and cash equivalents	(116)	(830)
Net increase (decrease) in cash and cash equivalents	$25,542	$(2,721)

Operating activities provided $63.7 million and $47.1 million of cash in nine months 2015 and nine months 2014, respectively. The increase was driven by higher operating income before non-cash expenses and changes in working capital which largely consisted of cash inflows from accounts receivable due to better collections and timing of interest payments and accounts payable.  For nine months 2015 and nine months 2014, cash paid for interest was $95.6 million and $104.0 million, respectively.

Investing activities used $54.6 million and $47.1 million of cash for nine months 2015 and nine months 2014, respectively. Cash used in investing activities for nine months 2015 was for purchases of property and equipment primarily for the acquisition of certain surgical assets from Zimmer Biomet, consigned surgical instruments and vascular system pumps used as rental units, IT automation technology and manufacturing equipment for new products and more efficient production. Cash used in investing activities for nine months 2014 primarily consisted of $41.5 million for purchases of property and equipment primarily for consigned surgical instruments, information technology and manufacturing equipment and $4.6 million related to the acquisition of Speetec.

Financing activities provided cash of $16.5 million and used cash of $1.9 million in nine months 2015 and nine months 2014, respectively. Cash provided by financing activities in the nine months 2015 consisted of proceeds from the borrowings related to the refinancing of our debt, offset by the repayments of our prior senior secured credit facilities and our 8.75% Notes, 9.875% Notes and

7.75% Notes. Cash used in financing activities in nine months 2014 consisted of proceeds from the borrowings under our prior revolving credit facility and our prior senior secured credit facility, offset by payments of the prior senior secured credit facility, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $44.1 million, was as follows for September 26, 2015 (in thousands):

	September 26, 2015		December 31, 2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$5,000	$2,766	$17,000	$16,031
Term loans	1,055,000	1,038,960	884,560	871,373
	1,060,000	1,041,726	901,560	887,404
Note financing:
8.125% second lien notes	1,015,000	997,580	—	—
8.75% second priority senior secured notes	—	—	330,000	329,031
9.875% senior unsecured notes	—	—	440,000	433,309
7.75% senior unsecured notes	—	—	300,000	295,810
10.75% third lien notes	298,471	290,052	—	—
9.75% senior subordinated notes	1,529	1,529	300,000	296,667
	1,315,000	1,289,161	1,370,000	1,354,817
Other debt:	—	—	63	63
Total indebtedness	$2,375,000	$2,330,887	$2,271,623	$2,242,284

Senior Secured Credit Facilities. Our senior secured credit facilities at September 26, 2015 consisted of $1,055.0 million of senior secured term loan facility (including a $20.2 million delayed draw term loan facility) and a $150.0 million senior secured revolving credit facility, which mature on June 7, 2020 (collectively, the senior secured credit facilities). Our revolving credit balance was $5.0 million at September 26, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

The interest rate margins applicable to borrowings under the senior secured revolving credit facility are, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate determined by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for deposits in the U.S. dollars for the interest period relevant to each borrowing adjusted for required reserves. The applicable margin for borrowings under the New senior secured term loan facility is 2.25% with respect to base rate borrowings and 3.25% with respect to Eurodollar borrowings. As of September 26, 2015, our weighted average interest rate for all borrowings under the senior secured credit facilities was 4.24%.

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

Certain Covenants and Related Compliance. Pursuant to the terms of the senior secured credit facilities, we are required to maintain a maximum senior secured first lien leverage ratio of consolidated senior secured first lien net debt to Adjusted EBITDA of 5.35:1 for a trailing twelve months commencing with the period ended September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL, plus interest expense, net, income tax (provision) benefit and depreciation and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as permitted in calculating covenant compliance under our senior secured credit facilities and the indentures governing our 8.125% Notes, 10.75% Notes and 9.75% Notes (collectively, the “Indentures” and the “Notes”). Adjusted EBITDA is a material component of these covenants. As of September 26, 2015, our actual senior secured first lien leverage ratio was within the required ratio at 3.54:1. Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in the Indentures and our senior secured credit facilities allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

Under the Indentures, our ability to incur additional debt, subject to specified exceptions, is tied to either improving the ratio of our Adjusted EBITDA to fixed charges or having this ratio be at least 2.00:1 on a pro forma basis after giving effect to such incurrence. Additionally, our ability to make certain restricted payments is also tied to having an Adjusted EBITDA to fixed charges ratio of at least 2.00:1 on a pro forma basis, as defined, subject to specified exceptions. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 26, 2015, measured on that date, was 1.70:1. Notwithstanding these limitations, the aggregate amount of term loan increases and revolving commitment increases shall not exceed the greater of (i) $150.0 million and (ii) the additional aggregate amount of secured indebtedness which would be permitted to be incurred as of any date of determination (assuming for this purpose that the full amount of any revolving credit increase had been utilized as of such date) such that, after giving pro forma effect to such incurrence (and any other transactions consummated on such date), the senior secured leverage ratio for the immediately preceding test period would not be greater than 5.35:1. Fixed charges is defined in the Indentures as consolidated interest expense plus all cash dividends or other distributions paid on any series of preferred stock of any restricted subsidiary and all dividends or other distributions accrued on any series of disqualified stock.

As described above, our senior secured credit facilities and the Notes represent significant components of our capital structure. Under the senior secured credit facilities, we are required to maintain compliance with a specified senior secured first lien leverage ratio and which ratio is determined based on our Adjusted EBITDA. If we fail to comply with the senior secured first lien leverage ratio under our senior secured credit facilities, we would be in default. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the senior secured credit facilities. Any acceleration under the senior secured credit facilities would also result in a default under the Indentures governing the Notes, which could lead to the note holders electing to declare the principal, premium, if any, and interest on the then outstanding Notes immediately due and payable. In addition, under the Indentures governing the Notes, our and our subsidiaries’ ability to engage in activities such as incurring additional indebtedness, making investments, refinancing subordinated indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 26, 2015 and September 27, 2014 and the twelve months ended September 26, 2015 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 26,	September 27,	September 26,	September 27,	September 26,
	2015	2014	2015	2014	2015
Net loss attributable to DJO Finance LLC	$(177,838)	$(21,206)	$(291,341)	$(83,162)	$(298,713)
Interest expense, net	42,120	43,280	129,493	130,518	173,266
Income tax (benefit) provision	(7,172)	1,250	(1,849)	10,628	414
Depreciation and amortization	31,300	32,367	92,627	96,627	124,810
Non-cash charges (a)	166,023	541	171,778	377	171,259
Non-recurring and integration charges (b)	9,141	8,797	20,059	35,203	27,414
Other adjustment items (c)	5,356	5,350	80,836	10,059	85,159
Adjusted EBITDA	$68,930	$70,379	$201,603	$200,250	$283,609

(a)	Non-cash items are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 26,	September 27,	September 26,	September 27,	September 26,
	2015	2014	2015	2014	2015
Stock compensation expense	$298	$343	$1,450	$1,274	$2,045
Impairment of intangible assets (1)	164,278	—	168,778	—	168,778
Impairment of fixed assets	670	—	670	—	670
Loss (gain) on disposal of fixed assets and assets held for sale, net	396	198	211	(1,129)	579
Purchase accounting adjustments (2)	381	—	669	232	(813)
Total non-cash charges	$166,023	$541	$171,778	$377	$171,259

(1)

Impairment of intangible assets consisted of an estimated goodwill impairment charge of $117.3 million and an impairment charge of $47.0 million for certain indefinite and finite lived intangible assets related to the Empi reporting unit. The impairment charges resulted from declining Empi sales and profitability trends due to continuing challenges of the reimbursement environment.

(2)

Purchase accounting adjustments for the twelve months ended September 26, 2015 consisted of $0.7 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 26,	September 27,	September 26,	September 27,	September 26,
	2015	2014	2015	2014	2015
Integration charges:
Global business unit reorganization and integration	$2,917	$655	$7,741	$8,481	$9,290
Acquisition related expenses and integration (1)	2,927	23	3,982	322	3,991
CFO transition	—	(1)	—	227	—
Litigation and regulatory costs and settlements, net (2)	1,304	1,824	3,890	4,495	5,147
Other non-recurring items (3)	913	5,372	1,808	17,022	5,137
Automation projects	1,080	924	2,638	4,656	3,849
Total non-recurring and integration charges	$9,141	$8,797	$20,059	$35,203	$27,414

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended September 26, 2015, litigation and regulatory costs consisted of $1.0 million in litigation costs related to ongoing product liability issues and $4.1 million related to other litigation and regulatory costs and settlements.

(3)

For the twelve months ended September 26, 2015, other non-recurring items consisted of $5.2 million in specifically identified non-recurring operational and regulatory projects, $0.4 million in expenses related to our Tunisia factory fire and $1.4 million in other non-recurring travel & professional fees, offset by $1.9 million in adjustments to incremental Empi bad debt expense related to the Medicare CLBP decision.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 26,	September 27,	September 26,	September 27,	September 26,
	2015	2014	2015	2014	2015
Blackstone monitoring fees	$1,750	$1,750	$5,250	$5,250	$7,000
Non-controlling interests	140	74	606	649	929
Loss on modification and extinguishment of debt (1)	335	—	68,302	1,019	68,221
Other (2)	3,131	3,526	6,678	3,141	9,009
Total other adjustment items	$5,356	$5,350	$80,836	$10,059	$85,159

(1)

Loss on modification and extinguishment of debt for the twelve months ending September 26, 2015 consisted of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.6 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for the nine months ending September 27, 2014 consists of $0.4 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our prior senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

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

Interest Rate Risk

Our primary exposure is to changing interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 26, 2015, we have $1,315.0 million of aggregate fixed rate notes and $1,060.0 million of borrowings under the senior secured credit facilities which bear interest at floating rates based on the Eurodollar rate, as defined therein. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings under our senior secured credit facilities would have impacted our earnings and cash flow for the nine months ended September 26, 2015 by $1.6 million. As of September 26, 2015, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.20% as of September 26, 2015. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the nine months ended September 26, 2015 would have increased the rate applicable to our variable debt by only 0.20%. We may use derivative financial instruments where appropriate to manage our interest rate risk. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

For the three and nine months ended September 26, 2015, sales denominated in foreign currencies accounted for 21.0% and 22.0% of our consolidated net sales, respectively, of which 14.3% and 15.4% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than its functional currency. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. There have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 28, 2015 and June 27, 2015.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 20, 2015. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5. OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 26, 2015.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (the “portfolio companies”), may be deemed to be our affiliates. Since the filing of the Company’s Form 10-Q for the quarter ended June 27, 2015, two such portfolio companies have included information in their respective periodic reports filed with the SEC regarding activities that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in those filings.

Exit of the Empi Business

On November 10, 2015 we announced a plan to exit the Empi business. We expect the sales of Empi products to remain below the level needed to reach acceptable profitability and that the timeframe needed to assure sustainable profitability will be longer than management believes is economically justified.  The plan will result in ceasing manufacturing, selling and reimbursement billing activities related to Empi, largely to be completed by the end of the fourth quarter 2015. Accordingly, we expect to incur a restructuring charge in the fourth quarter ended December 31, 2015 primarily related to one-time termination benefits, costs to shut down manufacturing, and consulting services. The amount of these costs has yet to be determined.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1+	Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA Only Vesting Options).

10.2+	Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA and Time-Based Vesting Options).

10.3+	Form of Amended and Restated Nonstatutory Stock Option Agreement, dated as of September 16, 2015 (Options granted before 2012).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 26, 2015 and September 27, 2014, (iv) the Unaudited Consolidated Statement of Deficit for the nine months ended September 26, 2015 and December 31, 2014, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 10, 2015	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer