Form 10-K
period 2015-12-31
DJO Finance LLC
filed 2016-03-25
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 25, 2016, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2015 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trademark or service mark for which we claim common law rights: Cefar®, Exos™, Bell-Horn®, Compex®, Aircast®, DonJoy®, OfficeCare®, ProCare®, MotionCare™, SpinaLogic®, Dr. Comfort™, CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Operating Segments and Products

We currently develop, manufacture and distribute our products through the following four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, DonJoy Performance®, ProCare®, CMF™, MotionCare™, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and ExosTM.

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

Exit of Empi Business

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold TENS devices for pain relief, other electrotherapy and orthopedic products and the related supplies.  Empi was facing a challenging regulatory and compliance environment, decreasing reimbursement rates and remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations in the Consolidated Financial Statements included in Part II, Item 8, herein.

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

Recovery Sciences Segment

Our Recovery Sciences segment, which generates its revenues in the United States, consisted, prior to the fourth quarter of 2015, of three key brands: Empi, CMF and Chattanooga. In the fourth quarter we ceased domestic business operations of our Empi business and ceased selling any products under the Empi brand. The CMF and Chattanooga products are sold to medical clinics, independent distributors or patient direct for consumer home use. For products sold directly to patients, we arrange billing to the patients and their third party payors, if applicable. The CMF brand of bone growth stimulation products provides medical professionals with an effective tool for healing problem fractures and spinal fusion procedures. Chattanooga rehabilitation equipment is used for treating musculoskeletal, neurological and soft tissue disorders. These products include clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy. This segment also provides professional and consumer retail customers our Compex electrostimulation device, which is used in training programs to aid muscle development and to accelerate muscle recovery after training sessions. During 2015 we added two product lines to our Recovery Sciences business, Tenex ultrasound devices designed to treat soft tissue disease such as chronic tendon disease and New Clip products designed for the surgical repair of distal radius and ankle fractures.

The following table summarizes our Recovery Sciences segment product categories:

Product Category	Description
Iontophoresis	Needle-free transdermal drug delivery
Bone growth stimulation	Non-union fracture bone growth stimulation devices Adjunct to spinal fusion bone growth stimulation devices
Trauma Products	Tenex Ultrasound devices New Clip surgical repair products
Clinical electrotherapy	TENS NMES Ultrasound / Acoustic wave therapy Laser / Light therapy Shortwave Diathermy Electrodes
Patient care	Patient safety devices Continuous passive motion devices Back braces Compounded pain relief cream
Physical therapy tables and traction products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Hot, cold and compression therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy

Surgical Implant Segment

Our Surgical Implant segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of knee, hip and shoulder implant products that serve the orthopedic reconstructive joint implant market.

The following table summarizes our Surgical Implant segment product categories:

Product Category	Description
Knee implants	Primary total joint replacement Revision total joint replacement Unicondylar joint replacement
Hip implants	Primary replacement stems Acetabular cup system Revision joint replacement
Shoulder implants	Primary total joint replacement Fracture repair system Revision total joint replacement (including reverse shoulder)
Elbow Implants	Primary total joint replacement
Bone Cement	Bone cement and cement mixing accessories

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired from Zimmer Biomet Holdings, Inc., the U.S. rights to an elbow implant product marketed under the name Discovery® Elbow System, and a line of bone cement for use with implants marketed as Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories and SoftPac™ Pouch.

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

No particular customer or distributor accounted for 10% or more of product sales in any of our segments for the year ended December 31, 2015. Medicare and Medicaid together accounted for approximately 4.2% of our consolidated 2015 net sales.

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

In a marketing program conducted under the framework of Motion is Medicine™ and coordinated by the Bracing and Vascular and Recovery Sciences segments, we are offering to physicians and clinics a protocol of products that address the full spectrum of requirements to treat common indications, such as osteoarthritis of the knee or anterior cruciate ligament (ACL) injuries. Under this program, called MotionCare™, the physician has readily available for prescription our preventative products, pain management products and rehabilitative products to provide a conservative care regimen to patients. We plan to expand this MotionCare approach to other indications where a range of conservative care products would be beneficial to patients in treating chronic conditions or injuries and in preparing for and recovering from surgery.

Recovery Sciences Segment

We market and sell our Recovery Sciences segment products in several different ways, including the MotionCare program described above under the Bracing and Vascular segment. As described above, in the fourth quarter of 2015, we ceased active domestic business operations in our Empi subsidiary.  The Empi brand product line consisted of prescription-based home therapy products primarily marketed to physicians and physical therapy clinics, and Empi generally billed third party payors, either government payors such as Medicare and Medicaid, or private payors, on behalf of the patient.

CMF non-union fracture bone growth stimulator devices (OL1000) and spine bone growth stimulator device (SpinaLogic) are sold by our direct and independent sales representatives specially trained to sell the product. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

In 2015 we entered into an agreement with Tenex Health, Inc, appointing DJO to sell certain Tenex products within designated territories in the US, designed to treat soft tissue disease such as chronic tendon disease.  We also entered into a supply agreement with New Clip USA, LLC, where our Recovery Sciences segment purchases and resells products within the US designed for the surgical repair of Distal Radius and Ankle fractures.  We believe that both of these arrangements will results in synergies with our Recovery Sciences sales force and existing customers.

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

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 13485 certification. This certification reflects internationally recognized quality standards for manufacturing and assists us in marketing our products. Our Vista, California facility has achieved certification to ISO 13485, the Canadian Medical Device Regulation and the European Medical Device Directive. Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products, and our CMF products. Products manufactured at our Tijuana, Mexico facility include most of our bracing and supports product lines, and most of our Chattanooga products including electrotherapy devices, patient care products and CPM devices. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and packaging operations and many subassemblies and components are produced in-house. These include metal stamped parts, injection molded components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

In our Bracing and Vascular segment, the ETI factory in Asheboro, North Carolina, manufactures a full range of compression products, such as anti-embolism stockings; men’s and women’s daily wear and sports compression socks; sheer and surgical weight below knee, thigh length, and pantyhose compression stockings; braces and lymphedema arm sleeves. The products are sold to worldwide OEM customers as well as to our internal distribution network. The factory specializes in circular knitting and is FDA and ISO 9001:2008 certified and sells under the CE mark in Europe. The primary raw materials used for the compression hosiery are yarn (spandex, nylon, and polyester), dyes, and woven elastics.

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

Our Clear Lake, South Dakota facility manufactured home electrotherapy devices and a variety of clinical devices, both electrotherapy and other, sold in the United States and certain components and related accessories. With the exit of our Empi business, the Clear Lake facility no longer manufactures home electrotherapy devices, but is currently engaged in electronic and mechanical assembly, electrode fabrication and assembly and fabric sewing processes used in other DJO products. The Company is assessing its options with the Clear Lake facility, including a possible sale of the facility and entering into supply agreements with third parties to continue the supply of these products.

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

In the soft goods products market, our competitors include DeRoyal Industries, Össur hf. and Zimmer Biomet Holdings, Inc. (Zimmer Biomet). In the cold therapy products market, our competitors include Breg and Bledsoe and Stryker Corporation (Stryker). Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

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

Recovery Sciences Segment

The primary competitors of our Chattanooga products are Dynatronics Corporation, Mettler Electronics Corporation, Rich-Mar, Patterson Medical, Enraf-Nonius, Gymna-Uniphy and Acorn Engineering. The physical therapy products market is highly competitive and fragmented. Our competitors in the CPM devices market include several multi-product companies with significant market share and numerous smaller niche competitors. Competition in these markets is based primarily on the quality and technical features of products, product pricing and contractual arrangements with third party payors and national accounts.

Our competitors for CMF products are large, diversified orthopedic companies. In the non-union bone growth stimulation market, our competitors include Orthofix International, N.V. (Orthofix), Zimmer Biomet and Bioventus LLC, formerly known as Smith & Nephew plc, and in the spinal fusion market, we compete with Zimmer Biomet and Orthofix. Competition in bone growth stimulation devices is limited as higher regulatory thresholds provide a barrier to market entry.

Surgical Implant Segment

The market for orthopedic products similar to those produced by our surgical implant business is dominated by a number of large companies, including, DePuy, Inc. (a Johnson & Johnson company), Smith & Nephew plc, Stryker, and Zimmer Biomet, which are much larger and have significantly greater financial resources than we do. Our Surgical Implant segment also faces competition from U.S.-based companies similar in size to ours, such as Wright Medical Group, Inc. and Exactech, Inc. Competition in the market in which our Surgical Implant segment participates is based primarily on innovative design and technical capability, scale of field sales and service organization, breadth of product line, quality and price.

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

Our manufacturing processes are also required to comply with the FDA’s current Good Manufacturing Practice requirements for medical devices, which are specified in FDA’s Quality System Regulation (QSRs). The QSRs cover the methods and documentation of the design, testing, production processes, control, quality assurance, labeling, packaging and shipping of our products. Furthermore, our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA and other agencies. We are also required to report to the FDA if our products cause or contribute to death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur, and the FDA or other agencies may require the recall of products in the event of material defects or deficiencies in design or manufacturing. The FDA can also withdraw or limit our product approvals or clearances in the event of serious unanticipated health or safety concerns.

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

Third Party Reimbursement

Our rigid knee braces, CMF products, diabetic shoes and inserts, and certain of our soft goods are generally prescribed by physicians and health care professionals such as podiatrists and are eligible for third party reimbursement by government payors, such as Medicare and Medicaid, and private payors. Customer selection of our products depends, in part, on coverage of our products and whether third party payment amounts will be adequate. We believe that Medicare and other third party payors will continue to focus on measures to contain or reduce their costs through managed care, selective contracting, and other methods. Medicare policies are important to our business not only because we must continue to meet the criteria for a qualified Medicare supplier, but also because private payors often model their policies after the Medicare program’s coverage and reimbursement policies.

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME) and durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates. For instance, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was amended by a second bill signed into law on March 30, 2010, known as the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminated the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduces the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2015 the update factor is 1.5% (reflecting a 2.1% inflation update that is partially offset by 0.6% “productivity adjustment”). For 2016, the update factor is -0.4%, based on a 0.1% inflation update that is reduced by a 0.5% productivity adjustment.  As discussed below, Medicare fee schedule rates are further adjusted to take into account DMEPOS competitive bidding rates, beginning in 2016.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Our products were first included in competitive bidding in 2012 when Centers for Medicare & Medicaid Services (CMS) included TENS electrotherapy units in a recompetition of a prior round of competitive bidding in nine CBAs as part of a new “General Home Equipment and Related Supplies and Accessories” product category. Although we submitted bids to supply products in this category and were selected as a successful bidder in two CBAs, we did not enter into a contract to be a supplier in those two regions. The reimbursement rate in those two regions was established at a 46% reduction to the Medicare fee schedule rate, which is generally consistent with the results of competitive bidding for other items of DME. As a result of the closure of our Empi business, we no longer have any products currently affected by reimbursement rates established through competitive bidding. In 2013 CMS released a listing of codes that it considers to be off-the-shelf (OTS) orthotics and subject to competitive bidding in the future. When our orthotic products are subject to competitive bidding, if we are not a contract supplier (or subcontractor) in a particular region or if contract prices are significantly below Medicare fee schedule reimbursement levels, it could have a material adverse impact on our sales and profitability. CMS has not yet announced the schedule for competitive bidding for off-the-shelf orthotics. The ACA also authorizes the Secretary to use competitive bidding payment information to adjust OTS orthotics payments and other fee schedule amounts in areas outside of CBAs beginning in 2016. CMS finalized the methodology for making such fee schedule adjustments in a November 6, 2014 final rule, but the methodology does not apply to OTS orthotics until such time as these items are subject to competitive bidding.  On February 9, 2016, President Obama issued his fiscal year 2017 budget proposal, in which he called for competitive bidding to be expanded to additional categories of DMEPOS, including all orthotics (not just OTS orthotics) in order to achieve budget savings; such a change would require Congress to enact legislation to modify the Social Security Act.

CMS is seeking to tie Medicare payment to quality and value through a variety of innovative Medicare payment models. For instance, under the Medicare Comprehensive Care for Joint Replacement model, which will begin on April 1, 2016, CMS will make bundled payments to hospitals in 67 metropolitan statistical areas for an “episode of care” for lower extremity joint replacement surgery.  The bundled payment will cover all services provided during the inpatient admission through 90 days post-discharge, including DME, although suppliers will still continue to receive Medicare payment through the usual Medicare fee-for-service payment systems.  Because hospitals ultimately will be held responsible for the episode spending, such bundled payment arrangements could increase pressure on hospitals to control costs associated with medical products such as ours.

The ACA established new disclosure requirements (sometimes referred to as the Physician Payment Sunshine Act) regarding financial arrangements between medical device and supplies manufacturers, among others, and physicians, including physicians who serve as consultants. The recordkeeping requirements became effective August 1, 2013. The regulations require us to report annually to CMS all payments and other transfers of value to physicians and teaching hospitals for products payable under federal health care programs, as well as ownership or investments held by physicians or their family members. Failure to fully and accurately disclose transfers of value to physicians could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future.

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of individuals who can fit our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. The state of Texas has adopted such a licensure law which the state regulatory board has interpreted as not including an exemption for manufacturer’s sales representatives acting under the supervision of a physician and has issued a cease and desist letter directed to the fitting activities of our sales representatives in that state. We have requested clarification of such letter. Additional states may be considering similar legislation. If these laws are enforced without an exemption for manufacturer’s sales representatives or without our sales representatives qualifying as certified or licensed persons, our ability to fit and bill these products will be adversely impacted. In addition, in July 2013 we were served with a subpoena under HIPAA (as defined and further described below) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoena.

Efforts have also been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS has not implemented this requirement to date. In July 2014, CMS promulgated regulations to define the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotist. Under the proposed definition, CMS would consider only the following four categories of individuals to have such specialized training: a physician, a treating practitioner, an occupational therapist, or a physical therapist. Under this proposal, trained manufacturers’ representatives, certified athletic trainers, certified orthotic fitters, and other categories of individuals would not have been considered qualified to provide custom-fitting of orthotics. However, in the final rule published on November 6, 2014, CMS specified that it was not finalizing changes to this standard at this time. In 2015 CMS advised that it is developing a proposed rule that would, among other things, specify the qualifications needed for practitioners to furnish custom-fabricated orthotics, but no such proposed rule has yet been published.

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

A 2015 court decision in Germany has resulted in reimbursement coverage for continuous passive motion devices (CPM) and continuous active motion devices (CAM) to be challenged by the Federal Joint Committee authorities.  The Federal Joint Committee is the highest decision-making body of the joint self-government of physicians, dentists, hospitals and health insurance funds in Germany.  These authorities have mandated that an independent scientific institute compile a dossier on the safety and effectiveness of CAM devices in an outpatient setting. The institute must report by August 2017 on its findings.

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

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. Under the ACA, claims for items and services resulting from a violation of the federal Anti-Kickback Statute constitute a false claim. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the Stark Law, and of regulations and conditions of participation, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (FERA). Among other things, FERA modified the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expanded False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government. FERA also sought to clarify that liability exists for attempts to avoid repayment of overpayments, including improper retention of federal funds. In February 2016, CMS issued implementing regulations on the FERA requirements to return overpayments. FERA and its implementing regulations are likely to increase both the volume and liability exposure of False Claims Act cases brought against healthcare entities. Additional fraud and abuse measures were adopted as part of the ACA, as noted above.

Just prior to the acquisition in 2011 of Dr. Comfort by DJO, Dr. Comfort entered into a settlement agreement with the U.S. Attorney’s Office for the Eastern District of Wisconsin and the Office of the Inspector General of HHS (OIG) resolving allegations by two whistleblowers that Dr. Comfort made false claims relating to products that allegedly did not meet Medicare standards. This settlement agreement required Dr. Comfort to, among other things, enter into a five-year Corporate Integrity Agreement (CIA) covering its compliance program. Dr. Comfort has complied with its obligations under the CIA for the past four years and expects that the OIG will confirm its compliance for the fifth and final year.

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

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their representatives, officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may be considered as meeting the definition of foreign officials for purposes of the FCPA. If we are found to have violated the FCPA or similar law, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses.

Governmental Audits and Surveys

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. Medicare contractors and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation, as well as on-site operations. Among other things, the ACA expanded the Recovery Audit Contractors (RAC) program, an audit tool that utilizes private companies operating on a contingent fee basis to identify and recoup Medicare overpayments. The Medicare and Medicaid programs also have broad authority to impose payment suspensions and supplier number revocations when they believe credible allegations of fraud or other supplier standard noncompliance issues exist. We have historically been subject to pre and post-payment reviews as well as audits of claims, as well as supplier number revocations we were able to resolve in a short period of time. We may experience such reviews and audits of claims in the future. We review and assess such claims’ audits or reports and attempt to take appropriate corrective action. We are also subject to surveys of our facilities for compliance with the supplier standards. Noncompliance can result in, among other things, a revocation of Medicare billing privileges or termination from the Medicare program.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, as amended by the regulations promulgated pursuant to the Health Information Technology for Economic and Clinical Health Act (HITECH Act), which we collectively refer to as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of certain individually identifiable health information (referred to as protected health information, or PHI). These restrictions and requirements are set forth in the HIPAA Privacy, Security and Breach Notification Rules.

In many of our operations, we are a “covered entity” under HIPAA and therefore required to comply with the Privacy, Security and Breach Notification Rules, and are subject to significant civil and criminal penalties for failure to do so. We also provide services to customers that are covered entities themselves, and we are required to provide satisfactory written assurances to these customers through our written agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of customers, contractual liability to our customers, and direct action by the federal government, including penalties.

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

In November 2014, the Company experienced the loss of certain electronic protected health information following the theft of a laptop computer from the car of an IT consultant who was working for our Empi business in Shoreview, MN. The laptop belonged to the Company and contained reports which included patient data for approximately 160,000 patients. The data saved on the laptop computer was not encrypted. The Company has taken actions to notify all of the affected individuals and the media in most states as required by HIPAA. The Company has also provided the required notice to the Office of Civil Rights. As a result of this breach, the Company has undertaken additional remedial actions to strengthen its privacy and information security policies and infrastructure. In February 2016, the Company received notice from OCR indicating that OCR would be investigating the incident and the Company’s compliance with the Privacy, Security and Breach Notification Rules and requesting certain information related to the incident and the Company’s compliance with the Privacy, Security and Breach Notification Rules.  We are unable to predict at this time whether or to what extent OCR, or other federal or state agencies, will impose any civil monetary penalties or take other action as a result of this breach.

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

European Union Data Privacy Rules

The European Union (“EU”) has adopted a comprehensive law, called the Data Protection Directive 95/46/EC (the “Directive”), regulating the transfer of personal data from each EU state, including transfers to the US.  These rules impacted, among other things, the transfer of human resources information from our subsidiaries in the EU states to our headquarters in the US.  Failure to comply with the Directive would expose the Company to substantial fines and penalties.  The Company, like other multinational companies doing business in the EU, had agreed to a set of principles and guidelines negotiated between the US and the EU (called the “Safe Harbor”) which, if followed, assured compliance with the Directive.  In October 2015 the European Court of Justice declared the Safe Harbor to be invalid.  The Company and each of its subsidiaries are in the process of adopting a set of standard contractual clauses approved by the European Commission which are deemed to comply with the Directive. The Company has also negotiated an arrangement with a vendor to cover all transfers of human resources data from EU states to the US in accordance with a set of these standard contractual clauses and we intend to include such clauses in other arrangements we may enter into with the third parties who may process such data.  The EU and the US continue to negotiate an alternative structure to the former Safe Harbor to provide a framework under which private data can be transferred and processed in a manner consistent with the Directive.  If such a framework is finalized, the Company may be required to proceed thereunder or may be permitted to continue to act in accordance with the standard contractual clauses.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2015.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be our affiliates. During 2015, Blackstone included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Employees

As of December 31, 2015, we had approximately 5,260 employees. Of these, approximately 3,760 were engaged in production and production support, approximately 100 in research and development, approximately 1,000 in sales and support, and approximately 400 in various administrative capacities including third party billing. Of these employees, approximately 2,070 were located in the United States, approximately 2,150 were located in Mexico and approximately 1,040 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

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

We are highly leveraged. As of December 31, 2015, our total indebtedness was $2,397.4 million, exclusive of net unamortized debt issuance costs and original issue discount of $42.3 million. We also had an additional $119.5 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

•	making it difficult for us to make payments on our 8.125% second lien notes, 10.75% third lien notes, our 9.75% senior subordinated notes (collectively, the Notes) and other debt,
•	increasing our vulnerability to general economic and industry conditions,
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

Substantially all of our indebtedness matures in 2020 and 2021 and changes in the debt financing markets could negatively impact our ability to obtain attractive financing or re-financing for repayment of such indebtedness which would lead to increased financing costs and reduce our income.

Approximately $1,052.4 million principal amount of term loan borrowings under our senior secured credit facilities mature in June 2020 and approximately $1,315.0 million aggregate principal amount of our notes mature between April 2020 and June 2021. Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change relating to the terms of such debt financing with, for example, higher rates and/or more restrictive covenants, would have a material adverse impact on our business. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Risks Related To Our Business

If adequate levels of reimbursement and coverage from third party payors for our products are not obtained, healthcare providers and patients may be reluctant to use our products; our margins may suffer and our revenue and profits may decline.

Our sales depend largely on whether there is adequate reimbursement and coverage by government healthcare programs, such as Medicare and Medicaid, and by private payors. We believe that surgeons, hospitals, physical therapists and other healthcare providers may not use, purchase or prescribe our products and patients may not purchase our products if these third party payors do not provide satisfactory coverage of and reimbursement for the costs of our products or the procedures involving the use of our products.  Reduced reimbursement rates will also lower our margins on product sales and could adversely impact the profitability and viability of the affected products.

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

ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of a deemed price for these products. A limited number of our products are subject to the new tax. A two-year suspension of the medical device tax was passed in late 2015, resulting in no medical device tax obligations for 2016 and 2017. ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Although the eventual impact of the ACA is still uncertain, it is possible that the legislation will have a material adverse impact on our business. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

Our reported results may be adversely affected by increases in reserves for contractual allowances, rebates, product returns, uncollectible accounts receivable and inventory.

We have established reserves to account for contractual allowances, rebates, product returns and reserves for rental credits. Significant management judgment must be used and estimates must be made in connection with establishing the reserves for contractual allowances, rebates, product returns, uncollectible accounts receivable and inventory and other allowances in any accounting period. If such judgments and estimates are inaccurate, our reserves for such items may have to be increased which could adversely affect our reported financial results by reducing our net revenues and/or profitability for the reporting period.

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

In addition, from time to time, CMS or its contractors have considered imposing restrictions on the ability of DMEPOS suppliers to maintain consigned inventory in physicians’ offices and then for bill for such inventory once a physician prescribes the item for a patient.  In December 2015, the National Supplier Clearinghouse (NSC), a CMS contractor, suggested limits on the ability of a DMEPOS supplier to perform functions at the provider’s facility and then bill for the consigned inventory.  The NSC policy was subsequently rescinded.  There can be no assurances that CMS or its contractors will not adopt more restrictive policies regarding consignment arrangements in the future.

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

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics. In 2014 CMS proposed, but ultimately did not adopt, a regulatory change that would have narrowly defined the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotists. In 2015 CMS advised that it is developing a proposed rule that would, among other things, specify the qualifications needed for practitioners to furnish custom-fabricated orthotics, but no such proposed rule has yet been published. We cannot predict whether additional restrictions will be implemented at the state or federal level or the impact of such policies on our business.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 26.6% of our net revenues from customers outside the United States for the year ended December 31, 2015. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand, Tunisian Dinar, Chinese Yuan Renminbi and Indian Rupee. Sales denominated in foreign currencies accounted for 24.1% of our consolidated net sales for the year ended December 31, 2015, of which 16.9% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

We are subject to laws concerning our marketing activities in foreign countries where we conduct business. For example, within the EU, the control of unlawful marketing activities is a matter of national law in each of the member states of the EU. The member states of the EU closely monitor perceived unlawful marketing activity by companies. We could face civil, criminal and administrative sanctions if any member state determines that we have breached our obligations under its national laws. In particular, as a result of conducting business in the U.K. through our subsidiary in that country, we are, in certain circumstances, subject to the anti-corruption provisions of the U.K. Bribery Act in our activities conducted in any country in the world. Industry associations also closely monitor the activities of member companies. If these organizations or authorities name us as having breached our obligations under their regulations, rules or standards, our reputation would suffer and our business and financial condition could be adversely affected. We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The EU and various of its constituent states have promulgated extensive rules regulating the process and means by which personal data can be exported out of the EU or its constituent states to the US and elsewhere, including for human resources purposes by multinational companies. From time to time, we may face audits or investigations by one or more domestic or foreign government agencies, compliance with which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or other penalties, which could adversely affect our business and financial results.

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

HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of PHI. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable HIPAA Rules. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability. Related to the incident described in the “Government Regulations—Federal Privacy and Transaction Law and Regulations” subsection in the “Business” section above, our compliance with the HIPAA Rules is currently under investigation by the Office for Civil Rights.  If OCR does not agree that we are in compliance with the HIPAA Rules, we may be subject to civil money penalties or other actions.  We are unable to predict at this time whether or to what extent OCR will impose any civil monetary penalties or take other action as a result of the breach.

Managed care and buying groups have put downward pressure on the prices of our products.

The growth of managed care and the advent of buying groups in the United States have caused a shift toward coverage and payments based on more cost-effective treatment alternatives. Buying groups enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts to members of these buying groups. Our failure to obtain new preferred supplier commitments from major group purchasing organizations or our failure to retain our existing preferred supplier commitments could adversely affect our sales and profitability. In international markets where we sell our products, we have historically experienced downward pressure on product pricing and other effects of healthcare cost control efforts that are similar to that which we have experienced in the United States. We expect a continued emphasis on healthcare cost controls, alternate payment models such as bundled payments, and managed care in the United States and in these international markets, which could put further downward pressure on product pricing, which, in turn may adversely affect our sales and profitability.

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

The manufacture and sale of orthopedic devices and related products exposes us to a significant risk of product liability claims. From time to time, we have been, and we are currently, subject to a number of product liability claims alleging that the use of our products resulted in adverse effects. Even if we are successful in defending against any liability claims, such claims could nevertheless distract our management, result in substantial costs, harm our reputation, adversely affect the sales of all our products and otherwise harm our business. If there is a significant increase in the number of product liability claims, our business could be adversely affected. Further, a significant increase in claims or adverse outcomes could result in our product liability insurance being inadequate.

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

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2015, we obtained 14.1% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in China and other parts of Asia, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

As of March 25, 2016, affiliates of Blackstone collectively beneficially own 97.4% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2.	PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Vista, California	Corporate headquarters, operations, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	April 2027	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Indianapolis, Indiana	Distribution facility	Leased	October 2019	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
Shoreview, Minnesota	Office, operations, medical billing	Leased	October 2016	94
Clear Lake, South Dakota	Manufacturing, distribution and refurbishment, and repair facility	Owned	N/A	91
Sfax, Tunisia	Manufacturing facility	Leased	December 2019	70
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019	53
Austin, Texas	Office and distribution facility	Leased	February 2020	35
Vista, California	Manufacturing facility	Leased	December 2018	53
Vista, California	Office and distribution facility	Leased	February 2017	21
Freiburg, Germany	Research and development, distribution facility	Leased	December 2016	22
Freiburg, Germany	Research and development, distribution facility	Leased	June 2017	27
Mouguerre, France	Office and distribution facility	Leased	December 2021	58
Sydney, Australia	Office and distribution facility	Leased	April 2017	28
Mississauga, Canada	Office and distribution facility	Leased	April 2020	30
Freiburg, Germany	Office and distribution facility	Leased	December 2020	20
Herentals, Belgium	Office and distribution facility	Leased	March 2018	17
Malmo, Sweden	Office and distribution facility	Leased	March 2017	14
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2025	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	January 2020	12
Other various locations	Various	Leased	Various	65

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Pain Pump Litigation

Over the past 9 years, we were named in numerous product liability lawsuits in the U.S. involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in one U.S. case and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion.  We have engaged in settlement discussions with the Canadian plaintiffs and have reached an agreement in principal to settle these claims with a payment in the first quarter of 2017 in an amount that is covered in part by the remaining limits under the insurance policy for the applicable reporting period, with the balance to be paid by the Company, which amount is not material to the Company’s financial position or the results of its operations.

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that from 1993 to the present, the defendants have engaged in Medicare fraud and violated federal and state false claims acts by seeking reimbursement for bone growth stimulation devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that the other three defendants have reached settlements. The case continues against us. While we believe the case against us has no merit, we can make no assurances as to the final outcome of the case.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have appealed the decision to the US Court of Appeals for the 9th Circuit.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a subpoena dated May 11, 2015, issued by the Office of Inspector General (OIG) for the U.S. Department of Defense seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The relevant time period for these documents is from January 1, 2010 to the date of the subpoena. We are in the process of collecting and producing responsive documents to the OIG. We have also commenced discussions with the OIG regarding possible settlement of this investigation, but the potential range of loss is yet to be determined. We cannot provide any assurance as to the outcome of the investigation by the OIG or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

New Jersey Orthotics Investigation

In July 2013 we were served with a subpoena under HIPAA seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoena. We cannot provide any assurance as to the outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As a result of the acquisition of DJO by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock.

During the year ended December 31, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of vested stock options that had been granted to an employee in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (Rollover Options). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

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

As of March 25, 2016, there were 38 holders of DJO’s common stock.

As of March 25, 2016, 100% of DJOFL’s membership interests were owned by DJO Holdings LLC.

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

($ in thousands)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$1,113,627	$1,087,529	$1,020,784	$962,785	$902,910
Loss from continuing operations	(182,507)	(111,304)	(189,461)	(170,549)	(165,981)
Net loss attributable to DJOFL (1)	(340,927)	(90,534)	(203,452)	(119,150)	(214,469)
Depreciation and amortization	117,455	119,157	118,919	113,016	105,768
Balance Sheet Data (at period end):
Cash and cash equivalents	$48,943	$31,144	$43,578	$31,223	$38,169
Total assets	2,309,558	2,569,861	2,660,520	2,822,656	2,860,889
Long-term debt, net of current portion	2,344,562	2,233,309	2,216,908	2,184,056	2,125,120
DJOFL membership (deficit) equity	(468,170)	(124,234)	(21,926)	182,092	295,813

(1)	Results for the years ended December 31, 2015, 2013 and 2011 include aggregate goodwill and intangible asset impairment charges of $169.4 million, $106.6 million and $7.4 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, Donjoy Performance®, ProCare®, CMF™, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and Exos™.

Operating Segments

The company’s continuing operations fall into four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. See Note 18 to our Consolidated Financial Statements for financial and other additional information regarding our segments.

Recent Acquisitions

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired certain assets from Zimmer Biomet Holdings, Inc., including the Biomet Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories, SoftPac™ Pouch and Discovery® Elbow System product lines.

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

Exit of Empi Business

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold TENS devices for pain relief, other electrotherapy and orthopedic products and the related supplies.  Empi was facing a challenging regulatory and compliance environment, decreasing reimbursement rates and remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations in the Consolidated Financial Statements included in Part II, Item 8, herein.

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2015		2014		2013
Net sales	$1,113,627	100%	$1,087,529	100.0%	$1,020,784	100.0%
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets (1))	466,019	41.9	462,000	42.5	434,708	42.6
Selling, general and administrative	454,724	40.9	439,872	40.5	409,192	40.1
Research and development	35,105	3.2	37,277	3.4	32,976	3.2
Amortization of intangible assets	79,964	7.2	83,944	7.7	86,412	8.5
Impairment of goodwill	—	—	—	—	49,600	4.9
	1,035,812	93.0	1,023,093	94.1	1,012,888	99.3
Operating (loss) income	77,815	7.0	64,436	5.9	7,896	0.8
Other (expense) income:
Interest expense, net	(172,290)	(15.5)	(174,325)	(16.0)	(177,570)	(17.4)
Loss on modification and extinguishment of debt	(68,473)	(6.2)	(938)	(0.1)	(1,059)	(0.1)
Other expense, net	(7,303)	(0.7)	(5,197)	(0.4)	(1,277)	(0.1)
	(248,066)	(22.3)	(180,460)	(16.5)	(179,906)	(17.6)
Loss from continuing operations before income taxes	(170,251)	(15.3)	(116,024)	(10.6)	(172,010)	(16.8)
Income tax provision (benefit)	12,256	1.1	(4,720)	(0.4)	17,451	1.7
Net loss from continuing operations	(182,507)	(16.4)	(111,304)	(10.2)	(189,461)	(18.5)
Net (loss) income from discontinued operations	(157,580)	(14.2)	21,742	2.0	(13,101)	(1.3)
Net loss	(340,087)	(30.6)	(89,562)	(8.2)	(202,562)	(19.8)
Net income attributable to noncontrolling interests	(840)	(0.1)	(972)	(0.1)	(890)	(0.1)
Net loss attributable to DJOFL	$(340,927)	(30.6)%	$(90,534)	(8.3)%	$(203,452)	(19.9)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $30,719, $32,962, and $33,719 for the years ended December 31, 2015, 2014 and 2013, respectively.

Year Ended December 31, 2015 (2015) Compared to Year Ended December 31, 2014 (2014)

Net Sales. Net sales for 2015 were $1,113.7 million, compared to net sales of $1,087.6 million for 2014. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $46.8 million, net sales increased 6.6% for the year ended 2015.  Net sales from acquisitions completed in 2015 were $18.4 million. The results of the Company’s non-U.S. operations are translated into U.S. dollars to report consolidated results.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2015	% of Net Sales	2014	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$526,295	47.3%	$504,590	46.4%	$21,705	4.3%
Recovery Sciences	156,194	14.0	157,485	14.5	(1,291)	(0.8)%
Surgical Implant	134,843	12.1	100,139	9.2	34,704	34.7%
International	296,295	26.6	325,315	29.9	(29,020)	(8.9)%
Total net sales	$1,113,627	100.0%	$1,087,529	100.0%	$26,098	2.4%

Net sales in our Bracing and Vascular segment were $526.3 million for 2015, an increase of 4.3% from net sales of $504.6 million for 2014. The increase is primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and growth in sales of direct consumer products.

Net sales in our Recovery Sciences segment were $156.2 million for 2015, a decrease of 0.8% from net sales of $157.5 million for 2014. The decrease was driven primarily by continued slow market conditions affecting the sale of Chattanooga rehabilitation equipment, together with a mix shift in bone growth stimulation products from reimbursement to direct customers. The decrease was compensated by growth in retail sales of Compex electrostimulation devices.

Net sales in our Surgical Implant segment were $134.8 million for 2015, an increase of 34.7% from net sales of $100.1 million for 2014. The increase was driven by sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet in third quarter 2015. The segment also had strong organic growth in shoulder, hip and knee products due to new product introductions and new accounts.

Net sales in our International segment were $296.3 million for 2015, a decrease of 8.9% from net sales of $325.3 million for 2014. In constant currency, excluding an unfavorable impact of $46.8 million related to changes in foreign exchange rates in effect during 2015 compared to the rates in effect in 2014, net sales increased 5.5% for 2015 compared to 2014. Growth in net sales in this segment is being driven by stronger sales in direct markets, primarily Germany and Spain, and increased sales penetration in emerging markets.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 41.9% for 2015, compared to 42.5% for 2014 mainly due to a mix between and within the reporting segments.

Selling, General and Administrative (SG&A). SG&A expenses increased to $454.7 million for 2015, from $439.9 million in 2014. The increase was mainly driven by acquisition and related integrations costs in our Surgical Implant segment, variable selling expenses due to growth and legal settlements, offset by a decrease in accounts receivable allowance for doubtful accounts due to process improvements in our reimbursement channels and a reduction in expenses related to information technology projects.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	2015	2014
Integration charges:
Commercial and global business unit reorganization and integration	$7,124	$7,304
Acquisition related expenses and integration	8,460	325
CFO transition	-	227
Litigation and regulatory costs and settlements, net	8,841	5,730
Other non-recurring items	2,418	3,240
Automation projects	3,634	5,867
	$30,477	$22,693

Research and Development (R&D). R&D expenses were $35.1 million for 2015, compared to $37.3 million in 2014, or 3.2% and 3.4% of net sales, respectively. In 2014 the company incurred consulting fees for testing, documentation and software implementation to enhance new product introductions and ensure FDA compliance. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $80.0 million for 2015, from $83.9 million for 2014. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $172.3 million for 2015 compared to $174.3 million for 2014. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Loss on Modification and Extinguishment of Debt.  Loss on modification and extinguishment of debt for 2015 consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes (each as defined herein), $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing. Loss on modification and extinguishment of debt for 2014 consists of $0.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the amendment of our prior senior secured credit facilities and $0.6 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our original term loans which were extinguished.

Other Expense, Net. Other expense, net, increased to $7.3 million for 2015 from $5.2 million for 2014. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For 2015, we recorded an income tax provision of $12.3 million on a pre-tax loss of $170.3 million, resulting in a negative effective tax rate of 7.2%. For 2014, we recorded an income tax benefit of $4.7 million on pre-tax losses of $116.0 million, resulting in an effective tax rate of 4.1%.

We recorded income tax expense, although there were pretax losses, for the year ended December 31, 2015 primarily because of the existence of a full deferred tax asset valuation allowance at the beginning of the period.  The income tax expense recorded for the year ended December 31, 2015 primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. The exit from the Empi business is reported under discontinued operations in the Consolidated Financial Statements.  Accordingly we are required to allocate the provision for income taxes between continuing operations and discontinued operations.  For the year ended December 31, 2014 we recognized a gain from discontinued operations, and, as a result, we recorded a tax expense of $17.6 million in discontinued operations and a corresponding tax benefit to continuing operations.  The difference between the tax expense from discontinued operations, $17.6 million, and the tax benefit reflected in the Consolidated Financial Statements primarily relates to foreign tax expense and accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line. Loss of $157.6 million was recognized for 2015, primarily consisting of asset impairment charges, net income from Empi operations, severance and other termination costs.

Year Ended December 31, 2014 (2014) Compared to Year Ended December 31, 2013 (2013)

Net Sales. Our net sales for 2014 were $1,087.5 million, compared to net sales of $1,020.8 million for 2013, representing a 4.6% increase year over year. In constant currency, excluding an unfavorable impact of $3.0 million related to changes in foreign exchange rates in effect in 2014 compared to the rates in effect in 2013, net sales increased 4.8%.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2014	% of Net Sales	2013	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$504,590	46.4%	$476,492	46.7%	$28,098	5.9%
Recovery Sciences	157,485	14.5	158,110	15.5	(625)	(0.4)
Surgical Implant	100,139	9.2	87,088	8.5	13,051	15.0
International	325,315	29.9	299,094	29.3	26,221	8.8
Total net sales	$1,087,529	100.0%	$1,020,784	100.0%	$66,745	6.5%

Net sales in our Bracing and Vascular segment were $504.6 million for 2014, increasing 5.9% from net sales of $476.5 million for 2013. Growth in net sales in this segment is being driven by sales of new bracing and compression system products, as well as new account acquisition in our OfficeCare channel.

Net sales in our Recovery Sciences segment were $157.5 million for 2014, decreasing 0.4% from net sales of $158.1 million for 2013. The decrease was primarily driven by slower than anticipated CMF product sales.

Net sales in our Surgical Implant segment were $100.1 million for 2014, increasing 15.0% from net sales of $87.1 million for 2013. The increase was driven by strong sales of our shoulder and hip products due to new product introductions and new accounts.

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

Cost of Sales. Costs of sales increased to $462.0 million for 2014, from $434.7 million for 2013. As a percentage of net sales, costs of sales remained fairly consistent at 42.5% for 2014, compared to 42.6% for 2013.

Selling, General and Administrative (SG&A). SG&A expenses increased to $439.9 million for 2014, from $409.2 million in 2013. As a percentage of net sales, SG&A expenses remained fairly consistent at 40.5% for 2014, compared to 40.1% for 2013. The increase was driven by higher variable selling costs due to a relative increase in sales for the Bracing and Vascular and Surgical Implant segments, an increase in accounts receivable allowance for doubtful accounts in our reimbursement channels due to a trend in slower collections and an increase in reorganization and integration costs, offset by savings in wages and related costs of benefits.

Our SG&A expenses are impacted by significant non-recurring integration charges and other adjustments related to our ongoing restructuring activities and acquisitions. We incurred the following SG&A expenses in connection with such activities during the periods presented (in thousands):

	2014	2013
Integration charges:
Global business unit reorganization and integration	$7,304	$5,438
Acquisition related expenses and integration	325	1,152
CFO transition	227	1,673
Litigation and regulatory costs and settlements, net	5,730	3,563
Automation projects	5,867	5,550
Other non-recurring items	3,240	2,733
	$22,693	$20,109

Research and Development (R&D). R&D expenses increased to $37.3 million for 2014, from $33.0 million in 2013. As a percentage of net sales, R&D expense increased to 3.4% in 2014 from 3.2% in 2013, primarily due to consulting fees for testing, documentation and software implementation to enhance new product introductions and ensure FDA compliance.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $83.9 million for 2014, from $86.4 million for 2013. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category, partially offset by an increase in intangible assets resulting from our acquisition of Speetec.

Interest Expense, net. Our interest expense, net was $174.3 million for 2014 and $177.6 million for 2013. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

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

Income Tax Provision. We recorded income tax benefit of $4.7 million on pre-tax losses of $116.0 million, resulting in an effective tax rate of 4.1% in 2014. For 2013, we recorded income tax expense of $17.5 million on pre-tax losses of $172.0 million, resulting in a negative effective tax rate of 10.1%.

We recorded income tax expense, although there were pretax losses, for the year ended December 31, 2013 primarily because of the existence of a full deferred tax asset valuation allowance at the beginning of the period.  The income tax expense recorded for the year ended December 31, 2013 primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. The exit from the Empi business is reported under discontinued operations in the Consolidated Financial Statements.  Accordingly we are required to allocate the provision for income taxes between continuing operations and discontinued operations.  For the year ended December 31, 2014 we recognized a gain from discontinued operations, and, as a result, we recorded a tax expense of $17.6 million in discontinued operations and a corresponding tax benefit to continuing operations.  The difference between the tax expense from discontinued operations, $17.6 million, and the tax benefit reflected in the Consolidated Financial Statements primarily relates to foreign tax expense and accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

Discontinued Operations.  During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line. Discontinued operations for 2014 consisted primarily of net income from Empi operations.

Recent Accounting Pronouncements

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

In July 2015, the FASB issued an accounting standards update which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is measured using last-in, first-out (LIFO). The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In September 2015, the FASB issued an accounting standards update which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In November 2015, the FASB issued an accounting standards update which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has early adopted this update and the impact is reflected prospectively in the Company’s financial statements.

In January 2016, the FASB issued an accounting standards update which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for annual periods beginning after December 15, 2017. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In February 2016, the FASB issued an accounting standards update which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2015, our primary sources of liquidity consisted of cash and cash equivalents totaling $48.9 million and our $150.0 million revolving credit facility, of which $119.5 million was available. Our revolving credit balance was $30.0 million as of December 31, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at December 31, 2015 was $218.3 million.

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

As market conditions warrant, we and our equity holders, including Blackstone, its affiliates and members of our management, may from time to time, seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our credit facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

Cash Flows

Operating activities from continuing operations provided $9.7 million and used $7.4 million and $24.0 million of cash for 2015, 2014 and 2013, respectively. Cash from operating activities for all years presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. In 2015 and 2014, changes in working capital largely consisted of increases in inventories which used cash of $8.1 million and $19.5 million, respectively and provided cash of $3.2 million in 2013. For 2015, 2014 and 2013, cash paid for interest was $176.7 million, $165.5 million and $171.4 million, respectively.

Investing activities from continuing operations used $68.1 million, $58.4 million, and $41.1 million of cash for 2015, 2014 and 2013 respectively. Cash used in investing activities for 2015 was for purchases of property and equipment primarily for the acquisition of certain surgical assets from Zimmer Biomet, consigned surgical instruments and vascular system pumps used as rental units, IT automation technology and manufacturing equipment for new products and more efficient production.  Cash used in investing activities for 2014 primarily consisted of $52.7 million for purchases of property and equipment primarily for surgical instruments to support growth, IT automation technology, manufacturing equipment for new products and more efficient production, and $4.6 million related to the acquisition of Speetec. Cash used in investing activities for 2013 primarily consisted of purchases of property and equipment of $37.5 million primarily for surgical instruments and IT automation technology, and $2.0 million related to the acquisition of assets from our vascular distributors in Australia and South Africa.

Financing activities provided cash of $36.1 million in 2015, used cash of $23 thousand in 2014 and provided $23.3 million of cash in 2013, respectively.  Cash provided by financing activities in 2015 consisted of proceeds from the borrowings related to the refinancing of our debt, offset by the repayments of our prior senior secured credit facilities and our 8.75% Notes, 9.875% Notes and 7.75% Notes. Cash used in financing activities in 2014 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos. Cash provided in financing activities in 2013 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities.

Indebtedness

As of December 31, 2015, we had $2,397.4 million in aggregate indebtedness outstanding, exclusive of a net unamortized debt issuance costs and original issue discount of $42.3 million. The principal amount and carrying value of our debt was as follows for December 31, 2015 and 2014 (in thousands):

	2015		2014
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
Revolving credit facility	$30,000	$27,886	$17,000	$16,031
Term loans	1,052,363	1,037,117	884,560	871,373
	1,082,363	1,065,003	901,560	887,404
Notes:
8.125% Second Lien Notes	1,015,000	998,137	—	—
8.75% Second Priority Senior Secured Notes	—	—	330,000	329,031
9.875% Senior Unsecured Notes	—	—	440,000	433,309
7.75% Senior Unsecured Notes	—	—	300,000	295,810
10.75% Third Lien Notes	298,471	290,443	—	—
9.75% Senior Subordinated Notes	1,529	1,529	300,000	296,667
	1,315,000	1,290,109	1,370,000	1,354,817
Other debt:	—	—	63	63
Total indebtedness	$2,397,363	$2,355,112	$2,271,623	$2,242,284

Credit Facilities.

Our credit facilities at December 31, 2015 consisted of $1,055.0 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving credit balance was $30.0 million at December 31, 2015 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.

Notes. Our outstanding notes mature at various dates in 2020 and 2021, with $1.5 million of our 9.75% Senior Subordinated Notes remaining outstanding due in 2017. Assuming we are in compliance with the terms of the indentures governing the notes, we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the notes.

See Note 12 to our Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing with September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of December 31, 2015, our actual first lien net leverage ratio was 4.15:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures for our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures for our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2015 was 1.49:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on equity.

Adjusted EBITDA should not be considered as an alternative to net income or other performance measures presented in accordance with GAAP, or as an alternative to cash flow from operations as a measure of our liquidity. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In particular, the definition of Adjusted EBITDA in our debt agreements allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net loss. However, these are expenses that may recur, vary greatly and are difficult to predict. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

As described above, our Credit Facilities and Notes represent significant components of our capital structure. We have pledged substantially all of our assets as collateral under the Credit Facilities and Notes. If we fail to comply with the leverage and other requirements of our Credit Facilities and Notes, we would be in default. Upon the occurrence of an event of default, the lenders and the trustee for the Notes could, subject to certain provisions described in the agreements by which we can cure the default, declare all amounts outstanding to be immediately due and payable. In addition, the lenders could terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Our ability to meet the covenants described in our Credit Facilities and Notes will depend on future events, some of which are beyond our control, and we cannot assure you that we will meet those covenants.

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net loss attributable to DJO Finance LLC	$(340,927)	$(90,534)	$(203,452)
Net loss (income) from discontinued operations	157,580	(21,742)	13,101
Interest expense, net	172,290	174,325	177,570
Income tax provision (benefit)	12,256	(4,720)	17,451
Depreciation and amortization	117,455	119,157	118,919
Non-cash charges (a)	3,403	(142)	50,723
Non-recurring and integration charges (b)	33,976	40,540	24,807
Other adjustment items (c)	83,908	14,386	10,500
	239,941	231,270	209,619
Permitted pro forma adjustments (d)
Future cost savings	9,050	—	—
Adjusted EBITDA	$248,991	$231,270	$209,619

(a)	Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Stock compensation expense	$1,805	$1,869	$2,155
Impairment of goodwill and intangible assets (1)	—	—	49,600
Purchase accounting adjustments (2)	821	(1,250)	(1,568)
Loss (gain) on disposal of assets, net	777	(761)	536
Total non-cash items	$3,403	$(142)	$50,723
(1)

Impairment of goodwill and intangible assets for the year ended December 31, 2013 consisted of a goodwill impairment charge of $49.6 million related to the Chattanooga reporting unit. The impairment charge resulted from reductions in our projected operating results and estimated future cash flows due to slow market conditions for capital equipment.

(2)

Purchase accounting adjustments for the twelve months ended December 31, 2015 consisted of $0.8 million of amortization of fair market value inventory adjustments. Purchase accounting adjustments for the twelve months ended December 31, 2014 consist of $0.2 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec. Purchase accounting adjustments for 2013 consist of $0.9 million of amortization of fair market value inventory adjustments, net of $2.5 million in adjustments to the contingent consideration for Exos.

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Integration charges:
Global business unit reorganization and integration	$8,596	$9,753	$7,077
Acquisition related expenses and integration (1)	8,635	331	1,863
CFO transition	—	227	1,673
Litigation and regulatory costs and settlements, net (2) (3) (4)	8,864	5,752	3,906
Other non-recurring items (5) (6)	4,247	18,610	4,738
ERP implementation and other automation projects	3,634	5,867	5,550
Total non-recurring and integration charges	$33,976	$40,540	$24,807

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions
(2)

For the twelve months ended December 31, 2015, litigation and regulatory costs consisted of $3.5 million in litigation costs related to ongoing product liability issues and $5.4 million related to other litigation and regulatory costs and settlements.

(3)

For the twelve months ended December 31, 2014, litigation and regulatory costs consisted of $0.9 million in litigation costs related to ongoing product liability issues related to our discontinued pain pump products and $4.9 million related to other litigation and regulatory costs and settlements.

(4)

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

(5)	For the twelve months ended December 31, 2015, other non-recurring items consisted of $4.2 million in specifically identified non-recurring operational and regulatory projects.
(6)

For the twelve months ended December 31, 2014, other non-recurring items consisted of $13.7 million in specifically identified non-recurring operational and regulatory projects, $2.2 million in expenses related to our Tunisia factory fire and $2.7 million in professional fees and other non-recurring charges.

(7)

For the twelve months ended December 31, 2013, other non-recurring items consisted of $1.9 million in specifically identified non-recurring operational and regulatory projects, $0.9 million in expenses related to our Tunisia factory fire and $1.9 million in other non-recurring travel & professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	840	972	890
Loss on modification and extinguishment of debt (1) (2)(3)	68,473	938	1,059
Other (4)	7,595	5,476	1,551
Total other adjustment items before permitted pro forma adjustments	$83,908	$14,386	$10,500

(1)

Loss on modification and extinguishment of debt for the twelve months ending December 31, 2015 consisted of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

(4)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings for the year ended December 31, 2015 related to the exit of our Empi business.

Contractual Commitments

As of December 31, 2015, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt obligations	$2,397,363	$10,550	$22,629	$1,349,184	$1,015,000
Interest payments (1)	805,090	160,490	324,210	275,719	44,671
Operating lease obligations	67,728	26,978	24,974	11,323	4,453
Purchase obligations	97,535	76,535	14,000	7,000	—
Total contractual commitments	$3,367,716	$274,553	$385,813	$1,643,226	$1,064,124

(1)

$1,315.0 million principal amount of long-term debt is subject to fixed interest rates and $1,082.3 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.25%, which is equal to the average assumed effective interest rate for the term loans under the credit facilities over the remainder of their term.

As of December 31, 2015, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $69.5 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in November 2007, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the monitoring fee agreement.

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirement because the actual timing of future payments made may vary from the stated contractual obligation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to reserves for contractual allowances, doubtful accounts, rebates, product returns, goodwill and intangible assets, deferred tax assets and liabilities and inventory. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual events differ from our estimates and assumptions, there could be a material adverse effect on our consolidated financial statements.

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations.

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns

We have established reserves to account for contractual allowances, doubtful accounts, rebates and product returns. Significant management judgment must be used and estimates must be made in connection with establishing these reserves.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2015, 2014 and 2013, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 36%, 35%, and 40%, respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 66%, 66%, and 73% of our net revenues for the year ended December 31, 2015, 2014 and 2013, respectively. Direct-billed customers represented approximately 64% and 67% of our net accounts receivable at December 31, 2015 and 2014, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2015, 2014 and 2013.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers, most of our Empi customers, and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 34%, 34%, and 27% of our net revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Third party payor customers represented approximately 36% and 33%, respectively, of our net accounts receivable at December 31, 2015 and 2014. For each of the years ended December 31, 2015, 2014 and 2013, we estimate bad debt expense to be approximately 6% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as Selling, general and administrative expense in our Consolidated Statements of Operations.

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

In performing our 2015 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 1% and 15% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 8.9% to 10.6%, and terminal value growth rates ranging from 1.0% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value and no reporting unit was at risk of failing the test. The percentage by which the fair value of the six reporting units exceeded their carrying value ranged from 31.4% to 133.5%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2015 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 8.9% to 10.6%, and terminal value growth rates ranging from 1.0% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 24.0% to 160.1%. As such, we determined that these indefinite lived intangible assets are not impaired.

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

Our gross deferred tax asset balance was $327.7 million at December 31, 2015 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2015, we maintained a valuation allowance of $223.4 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards and capital loss carryforwards not expected to be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of

December 31, 2015, we have $1,315.0 million of aggregate fixed rate notes and $1,082.3 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the year ended December 31, 2015 by $2.1 million. As of December 31, 2015, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.32% as of December 31, 2015. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the year ended December 31, 2015 would have increased the rate applicable to our variable debt by 0.32%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

Foreign Currency Risk

Our wholly owned foreign subsidiaries are consolidated into our financial results and are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange volatility. To date, we have not used international currency derivatives to hedge against our investment in our subsidiaries or their operating results, which are converted into U.S. Dollars at period-end and average foreign exchange rates, respectively. However, as we continue to expand our business through acquisitions and organic growth, the sales of our products that are denominated in foreign currencies has increased, as well as the costs associated with our foreign subsidiaries which operate in currencies other than the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the year ended December 31, 2015, sales denominated in foreign currencies accounted for 24.1% of our consolidated net sales, of which 16.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 10 of the notes to the audited consolidated financial statements included in Part II, Item 8, herein). As of December 31, 2015, we did not have any outstanding foreign currency exchange forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

March 24, 2016

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$48,943	$31,144
Accounts receivable, net	172,360	169,207
Inventories, net	174,573	168,930
Deferred tax assets, net	—	24,598
Prepaid expenses and other current assets	21,179	16,793
Current assets of discontinued operations	2,878	25,642
Total current assets	419,933	436,314
Property and equipment, net	117,273	116,476
Goodwill	1,018,104	1,023,890
Intangible assets, net	749,045	825,905
Other assets	5,174	4,205
Non current assets of discontinued operations	29	163,071
Total assets	$2,309,558	$2,569,861
Liabilities and Deficit
Current liabilities:
Accounts payable	$58,492	$59,245
Accrued interest	16,998	29,600
Current portion of debt obligations	10,550	8,975
Other current liabilities	102,173	94,178
Current liabilities of discontinued operations	13,371	8,681
Total current liabilities	201,584	200,679
Long-term debt obligations	2,344,562	2,233,309
Deferred tax liabilities, net	213,856	243,123
Other long-term liabilities	15,092	14,366
Total liabilities	$2,775,094	$2,691,477
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,510	839,781
Accumulated deficit	(1,293,339)	(952,412)
Accumulated other comprehensive loss	(16,341)	(11,603)
Total membership deficit	(468,170)	(124,234)
Noncontrolling interests	2,634	2,618
Total deficit	(465,536)	(121,616)
Total liabilities and deficit	$2,309,558	$2,569,861

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2015	2014	2013
Net sales	$1,113,627	$1,087,529	$1,020,784
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $30,719, $32,962, and $33,719, for the year ended December 31, 2015, 2014 and 2013, respectively)	466,019	462,000	434,708
Selling, general and administrative	454,724	439,872	409,192
Research and development	35,105	37,277	32,976
Amortization of intangible assets	79,964	83,944	86,412
Impairment of goodwill	—	—	49,600
	1,035,812	1,023,093	1,012,888
Operating income	77,815	64,436	7,896
Other expense:
Interest expense, net	(172,290)	(174,325)	(177,570)
Loss on modification and extinguishment of debt	(68,473)	(938)	(1,059)
Other expense, net	(7,303)	(5,197)	(1,277)
	(248,066)	(180,460)	(179,906)
Loss before income taxes	(170,251)	(116,024)	(172,010)
Income tax provision (benefit)	12,256	(4,720)	17,451
Net loss from continuing operations	(182,507)	(111,304)	(189,461)
Net (loss) income from discontinued operations	(157,580)	21,742	(13,101)
Net loss	(340,087)	(89,562)	(202,562)
Net income attributable to noncontrolling interests	(840)	(972)	(890)
Net loss attributable to DJO Finance LLC	$(340,927)	$(90,534)	$(203,452)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(340,087)	$(89,562)	$(202,562)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $540, $3,871, and $(1,212), for the year ended December 31, 2015, 2014, and 2013, respectively	(5,630)	(13,167)	19
Unrealized gain on cash flow hedges, net of tax provision of $375 for the year ended December 31, 2015	609	—	—
Other comprehensive (loss) income	(5,021)	(13,167)	19
Comprehensive loss	(345,108)	(102,729)	(202,543)
Comprehensive income attributable to non-controlling interests	(557)	(591)	(1,010)
Comprehensive loss attributable to DJO Finance LLC	$(345,665)	$(103,320)	$(203,553)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity	Non-controlling interests	Total (deficit) equity
Balance at December 31, 2012	839,234	(658,426)	1,284	182,092	2,318	184,410
Net (loss) income	—	(203,452)	—	(203,452)	890	(202,562)
Other comprehensive (loss) income, net of taxes	—	—	(101)	(101)	120	19
Investment by parent	2,155	—	—	2,155	—	2,155
Stock-based compensation	(2,001)	—	—	(2,001)	—	(2,001)
Exercise of stock options	(619)	—	—	(619)	—	(619)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(684)	(684)
Balance at December 31, 2013	838,769	(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(90,534)	—	(90,534)	972	(89,562)
Other comprehensive loss, net of taxes	—	—	(12,786)	(12,786)	(381)	(13,167)
Stock-based compensation	1,869	—	—	1,869	—	1,869
Cancellation of vested options	—	—	—		—
Exercise of stock options	(857)	—	—	(857)	—	(857)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	$—	$—	$(617)	(617)
Balance at December 31, 2014	839,781	(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)
Net (loss) income	—	(340,927)	—	(340,927)	840	(340,087)
Other comprehensive loss, net of taxes	—	—	(4,738)	(4,738)	(283)	(5,021)
Stock-based compensation	1,805	—	—	1,805	—	1,805
Exercise of stock options	(76)	—	—	(76)	—	(76)
Dividend paid by subsidiary to owners of non-controlling interests	0	—	—	—	(541)	(541)
Balance at December 31, 2015	$841,510	$(1,293,339)	$(16,341)	$(468,170)	$2,634	$(465,536)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(340,087)	$(89,562)	$(202,562)
Net loss (income) from discontinued operations	157,580	(21,742)	13,101
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,491	35,213	32,507
Amortization of intangible assets	79,964	83,944	86,412
Amortization of debt issuance costs and non-cash interest expense	7,850	8,692	8,012
Stock-based compensation expense	1,805	1,869	2,155
Impairment of goodwill	—	—	49,600
Loss (gain) on disposal of assets, net	1,447	(1,118)	(1,012)
Deferred income tax provision (benefit)	5,940	(10,710)	9,809
Loss on modification and extinguishment of debt	68,473	938	1,059
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(8,064)	(14,460)	(19,459)
Inventories	(8,106)	(19,497)	3,239
Prepaid expenses and other assets	(7,516)	11,424	(8,669)
Accrued interest	(12,600)	(81)	(1,969)
Accounts payable and other	25,488	7,725	3,808
Net cash provided by (used in) continuing operating activities	9,665	(7,365)	(23,969)
Net cash provided by discontinued operations	39,861	53,852	53,749
Net cash provided by operating activities	49,526	46,487	29,780
Cash Flows From Investing Activities:
Purchases of property and equipment	(44,089)	(52,741)	(37,484)
Cash paid in connection with acquisitions, net of cash acquired	(24,000)	(4,587)	(1,953)
Other investing activities, net	27	(1,038)	(1,626)
Net cash used in investing activities from continuing operations	(68,062)	(58,366)	(41,063)
Net cash (used in) provided by investing activities from discontinued operations	(575)	(52)	—
Net cash used in investing activities	(68,637)	(58,418)	(41,063)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	2,518,033	1,000,294	549,417
Repayments of debt obligations	(2,419,027)	(990,219)	(523,037)
Payment of debt issuance, modification and extinguishment costs	(62,375)	(1,812)	(2,387)
Payment of contingent consideration	—	(5,690)	—
Cash paid in connection with the cancellation of vested options	—	(2,001)	—
Dividend paid by subsidiary to owners of noncontrolling interests	(541)	(617)	(684)
Exercise of stock options	11	22	0
Net cash provided by (used in) financing activities	36,101	(23)	23,309
Effect of exchange rate changes on cash and cash equivalents	809	(480)	329
Net increase (decrease) in cash and cash equivalents	17,799	(12,434)	12,355
Cash and cash equivalents, beginning of year	31,144	43,578	31,223
Cash and cash equivalents, end of year	$48,943	$31,144	$43,578
Supplemental disclosures of cash flow information:
Cash paid for interest	$176,739	$165,469	$171,361
Cash paid for taxes, net	$7,584	$7,442	$7,834

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

Segment Reporting

We market and distribute our products through four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers home electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical physical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip and shoulder. Our International segment offers all of our products to customers outside the United States. See Note 18 for additional information about our reportable segments.

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold TENS devices for pain relief, other electrotherapy and orthopedic products and the related supplies.  Empi was facing a challenging regulatory and compliance environment, decreasing reimbursement rates and remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations.

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

Basis of Presentation

The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated. We consolidate the results of operations of our 50% owned subsidiary, Medireha GmbH (Medireha), and reflect the 50% share of results not owned by us as noncontrolling interests in our Consolidated Statements of Operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Management analyzes accounts receivable based on historical collection rates and bad debts write-offs, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered.

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

Inventories. Inventories are valued at the lower of cost or market. We use standard cost methodology to determine cost basis for our inventories. This methodology approximates actual cost on a first-in, first-out basis. We establish reserves for slow moving and excess inventory, product obsolescence, shrinkage and other valuation allowances based on future demand and historical experience to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or market value.

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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $1.7 million, $2.0 million,and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, we had $6.8 million and $8.5 million respectively, of unamortized internally developed software costs included within property and equipment in our Consolidated Balance Sheets.

Intangible Assets and Amortization. Our primary intangible assets are goodwill, customer relationships, patents and technology and trademarks and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives and reviewed for impairment when circumstances warrant.

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

Revenue Recognition. Revenues are recognized when they are realized or realizable, and are earned.Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which is on the date of shipment or the date of receipt by the customer. We include amounts billed to customers for freight in revenue.

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

Cost of Sales. Cost of  sales is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.

We provide expressed warranties on certain products for periods typically ranging from one to three years. We estimate our warranty obligations at the time of sale based upon historical experiences and known product issues, if any.

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,942	$1,847	$1,488
Amount charged to expense for estimated warranty costs	1,517	1,788	1,138
Deductions for actual costs incurred	(1,765)	(1,693)	(779)
Balance, end of year	$1,694	$1,942	$1,847

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation expense on non-manufacturing assets and other miscellaneous operating items. Advertising costs are charged to expense as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising costs were $3.9 million, $4.7 million, and $6.4 million, respectively.

Research and Development. The company conducts research and development activities to broaden our product offering and for improvement of existing products or manufacturing processes. Research and development costs include employee compensation and benefits, consultants, facilities related costs, material costs, depreciation and travel. Research and development costs are expensed as incurred.

Other Expense, Net. Other expense, net, primarily includes net realized and unrealized foreign currency transaction gains and losses.

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

Foreign Currency Translation and Transactions. We translate the financial statements of each foreign subsidiary with a functional currency other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded, net of applicable income taxes, as a component of other comprehensive income (loss) in our Consolidated Statement of Comprehensive Loss. Cash flows from our operations in foreign countries are translated at the average rate for the applicable period. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our Consolidated Statements of Cash Flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2015, 2014 and 2013, foreign transaction (losses) gains were $(7.3) million, $(5.3) million, and $(1.5) million, respectively.

Derivative Financial Instruments. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We make use of debt financing as a source of funds and are therefore exposed to interest rate fluctuations in the normal course of business. Our credit facilities are subject to floating interest rates. We manage the risk of unfavorable movements in interest rates by hedging interest rate on a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. We have designated these interest rate cap agreements as cash flow hedges for accounting purposes. Therefore, changes in the fair values of the derivative are recorded in accumulated other comprehensive income (loss) and are subsequently recognized in earnings when the hedged item affects earnings.

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

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 26.6%, 29.9%, and 29.3% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2015, 2014 and 2013, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

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

In July 2015, the FASB issued an accounting standards update which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is measured using last-in, first-out (LIFO). The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In September 2015, the FASB issued an accounting standards update which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In November 2015, the FASB issued an accounting standards update which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The guidance is effective for annual and interim periods beginning after December 15, 2016. The Company has early adopted this update and the impact is reflected prospectively in the Company’s financial statements.

In January 2016, the FASB issued an accounting standards update which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for annual periods beginning after December 15, 2017. Early application is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In February 2016, the FASB issued an accounting standards update which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

3. ACQUISITIONS AND DIVESTITURES

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired certain assets from Zimmer Biomet Holdings, Inc., including the Biomet Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories, SoftPac™ Pouch and Discovery® Elbow System product lines. The purchase price consisted of a cash payment of $24.0 million and was funded through the $20.0 million delayed draw term loan from our New Senior Secured Credit Facilities (as defined below). Additional acquisition related costs were $3.4 million and are included in the Selling, general and administrative expense line item in the Consolidated Statement of Operations.

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

On January 23, 2014, we acquired all of the outstanding shares of capital stock of Speetec Implantate GmbH (“Speetec”). Speetec is a distributor and manufacturer of knee, hip and shoulder arthroplasty products in Germany. The purchase price consisted of a cash payment at closing of $5.0 million, a holdback of $1.3 million for potential indemnity claims and $1.6 million for the fair value of contingent consideration. The fair value of contingent consideration was approximately 25% of the total potential contingent consideration of $7.3 million. The valuation was based on the probability weighted average estimate of achievement of revenue targets for 2014 and 2015.

The indemnity holdback accrues interest at the Euribor rate plus 100 basis points and is 50% payable in March 2015 and March 2016, respectively, if not used for indemnification claims. The first indemnity holdback payment was made on March 31, 2015. The contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. As of December 31, 2015, the revenue targets had not been met therefore no contingent consideration is payable related to this transaction.

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

Our primary reason for the 2014 and 2013 acquisitions was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income. All goodwill associated with these acquisitions is allocated to our International reporting segment.

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Zimmer Biomet	Speetec	Blue Leaf	Vasyli
Cash	$—	$489	$—	$—
Accounts receivable	—	608	—	—
Inventory	2,477	2,766	59	542
Other current assets	—	154	—	31
Property and equipment	—	379	—	12
Other non-current assets	—	—	—	—
Liabilities assumed	—	(1,642)	—	—
Deferred tax liabilities	—	(1,003)	—	—
Identifiable intangible assets (1):
Customer relationships	1,800	2,861	90	308
Technology	15,000	—	—	—
Non-compete	—	569	111	930
Trademarks and trade names	2,900	320	—	—
Goodwill (2)	1,823	2,383	322	363
Total purchase price	$24,000	$7,884	$582	$2,186

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

Discontinued Operations

For disposal transactions that occur on or after that January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company has evaluated the quantitative and qualitative factors related to the disposal of the Empi business and concluded that those conditions for discontinued operations presentation have been met. For financial statement purposes, the Empi business financial results are reported within discontinued operations in the Consolidated Financial Statements.

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Net sales	$95,342	$141,637	$154,673
Costs and operating expenses:
Cost of sales	35,834	33,397	36,957
Selling, general and administrative	50,729	59,333	68,798
Research and development	249	465	245
Amortization of intangible assets	6,874	9,127	9,127
Impairment of goodwill	117,298	—	52,500
Impairment of intangible and long lived assets	52,150	—	4,500
Other income	86	37	18
(Loss) income from discontinued operations before income taxes	$(167,706)	$39,352	$(17,436)
Income tax benefit (provision)	10,126	(17,610)	4,335
Net (loss) income from discontinued operations	$(157,580)	$21,742	$(13,101)

Net assets for discontinued operations are as follows:

	Year ended December 31,
	2015	2014
Accounts receivable, net	$2,743	$18,852
Inventories, net	—	6,410
Other current assets	135	380
Property and equipment, net	22	3,631
Intangible and other non-current assets	7	159,440
Total assets	2,907	188,713
Accounts payable and other liabilities	13,371	8,681
Net (liabilities) assets	$(10,464)	$180,032

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable allowance for doubtful accounts is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$23,585	$16,458	$12,304
Provision for doubtful accounts	26,160	26,083	13,311
Write-offs, net of recoveries	(16,852)	(18,956)	(9,157)
Balance, end of year	$32,893	$23,585	$16,458

Our allowance for sales returns balance was $4.1 million, $3.6 million, and $3.9 million, as of December 31, 2015, 2014 and 2013, respectively.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Components and raw materials	$57,372	$57,513
Work in process	10,330	5,321
Finished goods	99,167	101,309
Inventory held on consignment	29,746	26,881
	196,615	191,024
Inventory reserves	(22,042)	(22,094)
	$174,573	$168,930

A summary of the activity in our inventory reserves is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$22,094	$21,523	$15,192
Provision charged to costs of sales	5,699	6,800	7,905
Write-offs, net of recoveries	(5,751)	(6,229)	(1,574)
Balance, end of year	$22,042	$22,094	$21,523

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014	Depreciable lives (years)
Land	$266	$266	Indefinite
Buildings and improvements	26,187	25,741	3 to 25
Equipment	128,352	121,502	2 to 7
Software	42,495	33,780	3 to 10
Furniture and fixtures	12,065	11,596	3 to 8
Surgical implant instrumentation	97,489	78,275	5
Construction in progress	3,885	11,913	N/A
	310,739	283,073
Accumulated depreciation and amortization	(193,466)	(166,597)
Property and equipment, net	$117,273	$116,476

Depreciation and amortization expense relating to property and equipment was $37.5 million, $35.2 million, and $32.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2015 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$47,406	$340,631	$1,120,896
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2014	483,258	200,001	—	340,631	1,023,890
Current Year Activity:
Acquisitions	—	—	1,823	—	1,823
Foreign currency translation	—	—	—	(7,609)	(7,609)
Balance, end of period
Goodwill	483,258	249,601	49,229	333,022	1,115,110
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2015	$483,258	$200,001	$1,823	$333,022	$1,018,104

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,776	$(320,991)	$154,785
Patents and technology	446,854	(246,509)	200,345
Trademarks and trade names	29,737	(12,695)	17,042
Distributor contracts and relationships	4,693	(3,875)	818
Non-compete agreements	6,607	(5,714)	893
	$963,667	$(589,784)	373,883
Indefinite-lived intangible assets:
Trademarks and trade names			375,162
Net identifiable intangible assets			$749,045

December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$477,359	$(279,008)	$198,351
Patents and technology	431,979	(215,915)	216,064
Trademarks and trade names	25,970	(9,902)	16,068
Distributor contracts and relationships	4,771	(3,401)	1,370
Non-compete agreements	6,824	(4,723)	2,101
	$946,903	$(512,949)	433,954
Indefinite-lived intangible assets:
Trademarks and trade names			391,951
Net identifiable intangible assets			$825,905

In performing our 2015 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between 1% and 15% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 8.9% to 10.6%, and terminal value growth rates ranging from 1.0% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceeds their carrying value and no reporting unit was at risk of failing the test. The percentage by which the fair value of the six reporting units exceeded their carrying value ranged from 31.4% to 133.5%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2015 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 8.9% to 10.6%, and terminal value growth rates ranging from 1.0% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 24.0% to 160.1%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.6 years for customer relationships, 7.8 years for patents and technology, 1.8 years for distributor contracts and relationships, 6.7 years for trademarks and trade names, and 1.7 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2015 we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2016	76,460
2017	66,104
2018	57,887
2019	53,037
2020	37,066
Thereafter	83,329
$373,883

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2015	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$449,893
Recovery Sciences	200,001	138,732
International	333,022	131,019
Surgical Implant	1,823	29,401
	$1,018,104	$749,045

December 31, 2014	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$487,122
Recovery Sciences	200,001	176,134
International	340,631	150,128
Surgical Implant	—	12,521
	$1,023,890	$825,905

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued wages and related expenses	$29,031	$29,650
Accrued commissions	20,479	15,237
Accrued rebates	13,433	12,981
Accrued other taxes	4,196	4,983
Accrued professional expenses	3,164	2,682
Income taxes payable	1,612	2,477
Deferred tax liability	163	343
Other accrued liabilities	30,095	25,825
	$102,173	$94,178

9. EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and make matching and may make certain discretionary contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $4.2 million, $4.1 million, and $4.2 million, to the plans for the years ended December 31, 2015, 2014 and 2013, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2015. In addition, we made contributions to our international pension plans of $1.7 million, $1.7 million, and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the fair value hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate cap agreements were designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives were recorded in accumulated other comprehensive income (loss) and subsequently reclassified into our Consolidated Statement of Operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss).Our foreign exchange contracts have not been designated as hedges, and accordingly, changes in the fair value of the derivatives are recorded in income (loss).

Interest Rate Cap Agreements. We utilize interest rate caps to manage the risk of unfavorable movements in interest rates on a portion of our outstanding floating rate loan balances. Our interest rate cap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our Consolidated Statement of Operations in the period in which it affected income (loss).

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2015 we did not have any outstanding foreign currency exchange forward contracts. . While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

Information regarding the notional amounts of our foreign exchange forward contracts is presented in the table below (in thousands):

	Notional Amount (MXN)		Notional Amount (USD)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Foreign exchange contracts not designated as hedges	—	7,682	$-	$526

The following table summarizes the fair value of derivative instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long term assets	$1,313	$0
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$282	$-
Foreign exchange forward contracts not designated as hedges	Other current liabilities	-	4

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2015	2014	2013
Interest rate cap agreements designated as cash flow hedges	Interest expense (1)	$-	$-	$-
Foreign exchange forward contracts not designated as hedges	Other income (expense), net	$(4)	40	(821)
		$(4)	$40	$(821)

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest rate cap agreements designated as cash flow hedges	$985	$-	$-

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$-	$1,313	$—	$1,313
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$282	$—	$282

As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Foreign exchange forward contracts not designated as hedges	$—	$4	$—	$4

12. DEBT

Debt obligations consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $2.1 million and $1.0 million as of December 31, 2015 and 2014, respectively	$27,886	$16,031
Term loan:
$1,052.4 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $15.3 million as of December 31, 2015	1,037,117	—
$884.6 million Tranche B term loans, net of unamortized debt issuance costs and original issuance discount $13.2 million as of December 31, 2014	—	871,373
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $16.9 million	998,137	—
$330.0 million 8.75% Second Priority Senior Secured notes, net of unamortized debt issuance costs, including unamortized original issue premium of $1.0 million as of December 31, 2014	—	329,031
$440.0 million 9.875% Senior Unsecured notes, net of unamortized debt issuance costs of $6.7 million as of December 31, 2014	—	433,309
$300.0 million 7.75% Senior Unsecured notes, net of unamortized debt issuance costs of $4.1 million as of December 31, 2014	—	295,810
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $8.1 million	290,443	—
$300.0 million 9.75% Senior Subordinated notes, net of unamortized debt issuance costs of $3.3 million as of December 31, 2014	1,529	296,667
Other	—	63
Total debt	2,355,112	2,242,284
Current maturities	(10,550)	(8,975)
Long-term debt	$2,344,562	$2,233,309

Credit Facilities

On May 7, 2015, we entered into (i) a $1,055.0 million new term loan facility (the “Term Loan”) and (ii) a $150.0 million new asset-based revolving credit facility (the “ABL Facility” and together with the Term Loan, the “Credit Facilities”). In addition, the Term Loan provides for a $150.0 million incremental facility, subject to customary borrowing conditions and the ABL Facility provides for a $50.0 million facility increase, subject to customary borrowing conditions.

A portion of the proceeds from the Credit Facilities was used to repay in full all amounts due and owing under the revolving credit facility and Tranche B term loans, dated as of November 20, 2007, as subsequently amended and restated, and further amended from time to time, by and among DJO Finance LLC (the “Company”), DJO Holdings LLC (“DJO Holdings”), Credit Suisse AG, as administrative agent, and the lenders party thereto.

As of December 31, 2015, the market values of our Term Loan and drawings under the ABL Facility were $1,020.8 million and $30.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%. As of December 31, 2015 our weighted average interest rate for all borrowings under the Credit Facilities was 4.19%.

Principal Payments. We are required to make principal repayments under the Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable at maturity in June 2020.

Prepayments. The Term Loan requires us to prepay principal amounts outstanding, subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and 0% upon attaining certain total net leverage ratios) of annual excess cash flow, as defined in the Term Loan agreement;
•

100% of the net cash proceeds above (i) $30.0 million in any single transaction or series of related transactions or (ii) an annual amount of $100.0 million of all non-ordinary course asset sales or other dispositions, if we do not reinvest the net cash proceeds in assets to be used in our business, generally within 12 months of the receipt of such net cash proceeds; and

•	100% of the net cash proceeds from issuances of debt by us and our restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Credit Facilities.

We may voluntarily repay outstanding loans under the Credit Facilities at any time without premium or penalty, subject to payment of (i) customary breakage costs applicable to prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto and (ii) a prepayment premium of 1% applicable to prepayments made within 6 months from the date of the closing of the Term Loan.

Guarantee and Security. All obligations under the Credit Facilities are unconditionally guaranteed by DJO Holdings LLC and each of our existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Credit Facility Guarantors”). In addition, the Term Loan is secured by (i) a first priority security interest in certain of our tangible and intangible assets and those of each of the Credit Facility Guarantors and all the capital stock of, or other equity interests in, DJO Holdings and each of our material direct or indirect wholly-owned domestic subsidiaries and direct wholly-owned first-tier foreign subsidiaries, (subject to certain exceptions and qualifications) (collectively, “Term Loan Collateral”) and (ii) a second priority security interest in the ABL Collateral (as defined below).

Certain Covenants and Events of Default. The Term Loan contains a number of covenants that restrict, subject to certain exceptions, our ability to:

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of December 31, 2015, our actual senior secured first lien net leverage ratio was 4.15:1, and we were in compliance with all other applicable covenants.

Asset-Based Revolving Credit Facility

Interest Rate. Borrowings under our ABL Facility bear interest at a rate equal to, at our option, a margin over, either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) a Eurodollar rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the ABL Facility is 1.25% with respect to base rate borrowings and 2.25% with respect to Eurodollar borrowings, each subject to step-downs based upon the amount of the available, unused facility.

Fees. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders based on the daily amount of the ABL Facility that is unutilized. The commitment fee is an annual rate of 0.25% if the average facility utilization in the previous fiscal quarter is equal to or greater than 50%, and 0.375% if the average facility utilization in the previous fiscal quarter was less than 50%.

Guarantee and Security. The ABL Facility is secured by a first priority security interest in personal property of DJOFL and each of the Credit Facility Guarantors consisting generally of accounts receivable, cash, deposit accounts and securities accounts, inventory, intercompany notes and intangible assets (other than intellectual property and investment property), subject to certain exceptions and qualifications (collectively, the “ABL Collateral”, and together with the Term Loan Collateral, the “Collateral”) and a fourth priority security interest in the Term Loan Collateral.

Certain Covenants and Events of Default. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to undertake certain transactions or otherwise make changes to our assets and business.  These are substantially similar to the Term Loan covenants described above.

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2015, we were in compliance with all applicable covenants.

Prior Credit Facility

Prior to May 7, 2015, our credit facilities consisted of term loans and a $100.0 million revolving credit facility, originally entered into on November 20, 2007 and subsequently amended and restated on March 20, 2012 and further amended from time to time. Effective April 8, 2014, the interest rate margins applicable to borrowings under the old revolving credit facilities were, at our option, either (a) the Eurodollar rate, plus 325 basis points or (b) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds rate, plus 0.50% and (3) the Eurodollar rate for a one-month interest period, plus in each case 325 basis points. The interest rate margins applicable to the Tranche B term loans were, at our option, either (a) the Eurodollar rate plus 325 basis points or (b) a base rate plus 325 basis points. There was a minimum LIBOR rate applicable to the Eurodollar component of interest rates on Tranche B term loans of 1.00%. The applicable margin for borrowings under the old senior secured revolving credit facilities could have been reduced, subject to our attaining certain leverage ratios.

Notes:

8.125% Second Lien Notes

On May 7, 2015 we issued $1,015.0 million aggregate principal amount of 8.125% Second Lien Notes (8.125% Notes), which mature on June 15, 2021. The 8.125% Notes are fully and unconditionally guaranteed on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries.

The net proceeds from the issuance of the 8.125% Notes were used, together with borrowings under the First Lien Credit Facilities and cash on hand, to repay our prior notes (see below), repay prior credit facilities and pay all related fees and expenses.

The 8.125% Notes and related guarantees are secured by second-priority liens on the Term Loan Collateral and third-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of December 31, 2015, the market value of the 8.125% Notes was $903.4 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Prior to June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes redeemed, plus accrued and unpaid interest plus the “make-whole” premium set forth in the indenture governing the 8.125% Notes On and after June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at the redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, we may redeem, using net proceeds from certain equity offerings, (i) up to 15% of the principal amount prior to June 15, 2019 at a price equal to 103% of the principal amount being redeemed, and/or (ii) up to 35% of the principal amount prior to June 15, 2018, at a price equal to 108.125% of the principal amount being redeemed, plus accrued and unpaid interest, in each case using an amount not to exceed the net proceeds from certain equity offerings.

10.75% Third Lien Notes

On May 7, 2015, we issued $298.5 million aggregate principal amount of 10.75% Third Lien Notes (10.75% Notes) which mature on April 15, 2020. The 10.75% Notes are fully and unconditionally guaranteed on a secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries.

The 10.75% Notes were issued in connection with our (i) offer (Exchange Offer) to exchange our 9.75% Senior Subordinated Notes due 2017 (9.75% Notes) for the 10.75% Notes and cash and (ii) solicitation of consents from registered holders of the 9.75% Notes to certain proposed amendments to the indenture for the 9.75% Notes. The 10.75% Notes and related guarantees are secured by third-priority liens on the Term Loan Collateral and fourth-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of December 31, 2015, the market value of the 10.75% Notes was $265.6 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. We have the option to redeem the 10.75% Notes, in whole or in part, after May 7, 2015, at the redemption prices set forth in the Indenture governing the 10.75% Notes, plus accrued and unpaid interest.

9.75% Senior Subordinated Notes

On October 18, 2010, we issued $300.0 million aggregate principal amount of 9.75% Senior Subordinated Notes (9.75% Notes) maturing on October 15, 2017. The 9.75% Notes are guaranteed fully and unconditionally on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries.

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. As of December 31, 2015, $1.5 million aggregate principal of the 9.75% Notes remains outstanding.

Optional Redemption. Under the indenture governing the 9.75% Notes, we have the option to redeem some or all of the 9.75% Notes at a redemption price of 102.438% and 100% of the then outstanding principal balance at October 15, 2015 and 2016, respectively, plus accrued and unpaid interest.

Amendments. On May 7, 2015, the indenture for the 9.75% Notes was amended to eliminate or waive substantially all of the restrictive covenants contained therein, eliminate certain events of default, modify covenants regarding mergers and consolidations, and modify or eliminate certain other provisions, including certain conditions to defeasance, contained therein.

Change of Control

Upon the occurrence of a change of control, DJOFL must give holders of the Notes an opportunity to sell to DJOFL some or all of their 8.125% Notes and 10.75% Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the repurchase date.

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, or (vii) designate our subsidiaries as unrestricted subsidiaries. As of December 31, 2015, we were in compliance with all applicable covenants.

Our ability to continue to meet the covenants related to our indebtedness specified above in future periods will depend, in part, on events beyond our control, and we may not continue to meet those covenants. A breach of any of these covenants in the future could result in a default under the credit facilities or the Notes, at which time the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable. Any such acceleration would also result in a default under the Indentures.

At December 31, 2015, the aggregate amounts of principal maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2016	10,550
2017	12,079
2018	10,550
2019	10,550
2020	1,338,634
Thereafter	1,015,000
$2,397,363

Prior Notes:

8.75% Second Priority Senior Secured Notes

On March 20, 2012 and October 1, 2012, we issued $330.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes (8.75% Notes) maturing on March 15, 2018. The 8.75% Notes were guaranteed jointly and severally and on a senior secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries.

On May 16, 2015, we redeemed the full principal amount outstanding under the 8.75% Notes, plus accrued interest, at a redemption price of 104.375%.

9.875% Senior Notes

On October 1, 2012, we issued $440.0 million aggregate principal amount of 9.875% Senior Notes (9.875% Notes) maturing on April 15, 2018. The 9.875% Notes were guaranteed jointly and severally and on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries.

On May 16, 2015, we redeemed the full principal amount outstanding under the 9.87% Notes, plus accrued interest, at a redemption price of 104.938%.

7.75% Senior Unsecured Notes

On April 7, 2011, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes (7.75% Notes) maturing on April 15, 2018. The 7.75% Notes were guaranteed jointly and severally and on a senior unsecured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries.

On May 16, 2015, we redeemed the full principal amount outstanding of the 7.75% Notes, plus accrued interest, at a redemption price of 103.875%.

Loss on Modification and Extinguishment of Debt

During year ended December 31, 2015, we recognized loss on modification and extinguishment of debt of $68.5 million. The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

Debt Issuance Costs

As of December 31, 2015 and December 31, 2014, we had $14.5 million and $28.6 million, respectively, of unamortized debt issuance costs. In April 2015, the FASB issued an accounting standards update related to the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The Company has early adopted this update and the impact is reflected in the current and prior periods presented. Therefore, debt issuance costs are reflected as direct deduction from the debt liability included in Long-term debt obligations in our Consolidated Balance Sheets.

For the year ended December 31, 2015, we capitalized $5.9 million of debt issuance costs incurred in connection with our debt refinancing. For the year ended December 31, 2014, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our prior credit facilities.

For the years ended December 31, 2015, 2014 and 2013, amortization of debt issuance costs was $4.7 million, $8.1 million and $7.3 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13. MEMBERSHIP DEFICIT

During the year ended December 31, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of vested stock options that had been granted to an employee in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (Rollover Options). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

Additionally, during the year ended December 31, 2015, DJO issued 667 shares of its common stock upon the exercise of stock options. Net proceeds from the share sales were contributed by DJO to us, and are included in Member capital in our Consolidated Balance Sheet as of December 31, 2015.

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

In September 2015, all outstanding options granted to employees between 2008 and 2011 were amended to modify the vesting terms of the portion of the options which vest on achievement of a minimum multiple of invested capital (MOIC) from a MOIC of 2.25 for one-third of the options and a MOIC of 2.5 for an additional one-third of the options to a single MOIC vesting component covering two-thirds of the options with the terms described below.  As amended, the options granted between 2008 and 2011 vest as follows: (i) one-third of each stock option grant vests over a specified period of time contingent solely upon the option holder’s continued employment or service with us (Time-Based Options); and, (ii) two-thirds of each stock option grant will vest upon achieving MOIC with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Options). The Market Return Options provide for vesting within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the options are outstanding, then the unvested Market Return Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by Blackstone, less 1.5 and the denominator of which is 0.75.

In July 2015, all outstanding options granted to employees in 2012 and later years were amended to modify the MOIC vesting provision as described below. Options granted to employees in 2012 vest in four equal installments beginning in 2012 and for each of the three calendar years following 2012, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, as amended in July 2015, such options also provide that in the event Blackstone achieves the same MOIC requirement described above for the Market Return Options, any unvested installments from prior years and all installments for future years shall thereupon vest.

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

In 2014 and 2015, options were granted to employees following the net exercise of their Rollover Options which were scheduled to expire in 2014 and 2015, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the year ended December 31, 2015, the compensation committee granted 1,343,621 options to employees, of which 1,065,002 were Performance Options, 257,498 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Performance Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, Vested Options and Director Options granted during the year ended December 31, 2015 were $6.09 , $5.27 and $6.92, respectively

During the year ended December 31, 2014, the compensation committee granted 1,747,268 options to employees, of which 1,221,162 were Performance Options, 498,338 were Time-Based Options and 27,768 were Vested Options. The weighted average grant date fair values of the Time-Based Options and the Vested Options granted during the year ended December 31, 2014 were $6.05 and $5.28, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options of stock options granted during the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	33%	31.7-33.4%	33.4-35.1%
Risk-free interest rate	1.5-2.0%	1.7-2.2%	0.7-2.0%
Expected term until exercise	5.1-8.3	5.0-6.4	5.0-6.3
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$90	$82	$52
Operating expenses:
Selling, general and administrative	1,696	1,782	2,049
Research and development	19	5	54
	$1,805	$1,869	$2,155

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2015. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2016, 2017 and 2018, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted in 2013 or 2014.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Consolidated Statements of Operations.

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	9,239,166	$16.11	6.3	$3,197,576
Granted	1,377,121	$16.46
Exercised	(31,196)	$9.00
Forfeited or expired	(1,656,232)	$16.46
Outstanding at December 31, 2015	8,928,859	$16.13	5.9	$2,964,949
Vested or expected to vest at December 31, 2015	5,154,858	$15.88	4.9	$2,964,949
Exercisable at December 31, 2015	2,865,982	$15.43	3.2	$2,964,949

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

The following table provides information regarding the use of the net exercise method during the periods presented:

	Year Ended December 31,
	2015	2014
Options exercised	30,529	507,088
Shares withheld	21,681	391,395
Shares issued	8,848	115,693
Average market value per share withheld	$16.46	$16.46
Aggregate market value of shares withheld (in thousands)	$357	$6,442

As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return Options, was $1.8 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately three years. Compensation expense associated with the Market Return and Enhanced Market Return Options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15. INCOME TAXES

The components of loss from continuing operations before income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$(184,524)	$(133,463)	$(189,333)
Foreign operations	14,273	17,439	17,323
	$(170,251)	$(116,024)	$(172,010)

The income tax provision from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income taxes:
U.S. federal	$597	$(309)	$840
U.S. state	1,042	310	429
Foreign	4,677	5,989	6,373
Total current income taxes	6,316	5,990	7,642
Deferred income taxes:
U.S. federal	6,095	(6,579)	9,610
U.S. state	919	(2,120)	767
Foreign	(1,074)	(2,011)	(568)
Total deferred income taxes	5,940	(10,710)	9,809
Total income tax provision (benefit)	$12,256	$(4,720)	$17,451

The difference between the income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate of 35% and the recognized income tax provision is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate to loss before income taxes	$(59,586)	$(40,595)	$(60,217)
Add (deduct) the effect of:
State tax benefit, net	(4,996)	(2,564)	(3,494)
Change in state effective tax rates	(604)	(803)	(687)
Foreign earnings repatriation	(622)	(1,646)	2,678
Unrecognized tax benefits	1,678	949	2,767
Goodwill impairment	—	—	16,644
Valuation allowance	72,655	35,503	64,547
Research tax credit	(758)	(647)	(1,249)
Equity compensation benefit	—	—	(2,864)
Permanent differences and other, net	(2,726)	4,912	(456)
Foreign rate differential	5,875	—	—
Other	1,340	171	(218)
	$12,256	$(4,720)	$17,451

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$264,343	$214,319
Receivables reserve	19,654	26,709
Other	43,722	39,284
Gross deferred tax assets	327,719	280,312
Valuation allowance	(223,385)	(137,520)
Net deferred tax assets	104,334	142,792
Deferred tax liabilities:
Intangible assets	(303,993)	(343,370)
Foreign earnings repatriation	(11,730)	(13,012)
Other	(1,225)	(3,987)
Gross deferred tax liabilities	(316,948)	(360,369)
Net deferred tax liabilities	$(212,614)	$(217,577)

At December 31, 2015, we maintain federal and state net operating loss carryforwards of $695.1 million and $448.8 million respectively, which expire over a period of 1 to 20 years. Our foreign net operating loss carryforwards of $11.5 million will begin to expire in 2022.

At December 31, 2015 and 2014 we had gross deferred tax assets of $327.7 million and $280.3 million, respectively, which we reduced by valuation allowances of $223.4 million and $137.5 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax (income) expense of $(0.6) million, $(0.6) million, and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for unrepatriated foreign earnings in those years.

The Company qualifies for a tax holiday in Tunisia. Without the tax holiday, the Company would have tax expense of $0.3 million in Tunisia in 2015. The tax incentive will last at least through 2018.

We file income tax returns in U.S. federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$13,905	$14,469	$12,342
Additions based on tax positions related to current year	922	1,502	1,531
Additions for tax positions related to prior years	194	354	975
Reduction due to lapse of statute of limitations	(120)	(709)	(379)
Reductions for settlements of tax positions	—	(1,711)	—
Balance, end of year	$14,901	$13,905	$14,469

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $0.4 million of uncertain tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $5.9 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.4 million, $0.4 million, and $0.5 million in the years ended December 31, 2015, 2014 and 2013, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2015 and 2014, we have $2.7 million and $2.3 million, respectively, accrued for interest and penalties.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	28,687
2017	17,947
2018	8,871
2019	6,577
2020	5,710
Thereafter	4,453
$72,245

Rental expense under operating leases totaled $18.0 million, $17.4 million, and $17.6 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Pain Pump Litigation

Over the past 9 years, we were named in numerous product liability lawsuits in the U.S. involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in one U.S. case and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion.  We have engaged in settlement discussions with the Canadian plaintiffs and have reached an agreement in principal to settle these claims with a payment in the first quarter of 2017 in an amount that is covered in part by the remaining limits under the insurance policy for the applicable reporting period, with the balance to be paid by the Company, which amount is not material to the Company’s financial position or the results of its operations.

BGS Qui Tam Action

We are a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that from 1993 to the present, the defendants have engaged in Medicare fraud and violated federal and state false claims acts by seeking reimbursement for bone growth stimulation devices as purchased items rather than rental items. The relator also alleges that the defendants are engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that the other three defendants have reached settlements. The case continues against us. While we believe the case against us has no merit, we can make no assurances as to the final outcome of the case.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the U.S. and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have appealed the decision to the US Court of Appeals for the 9th Circuit.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a subpoena dated May 11, 2015, issued by the Office of Inspector General (OIG) for the U.S. Department of Defense seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The relevant time period for these documents is from January 1, 2010 to the date of the subpoena. We are in the process of collecting and producing responsive documents to the OIG. We have also commenced discussions with the OIG regarding possible settlement of this investigation, but the potential range of loss is yet to be determined. We are in the process of collecting and producing responsive documents to the OIG. We have also commenced discussions with the OIG regarding possible settlement of this investigation, but the potential range of loss is yet to be determined. We cannot provide any assurance as to the outcome of the investigation by the OIG or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

New Jersey Orthotics Investigation

In July 2013 we were served with a subpoena under HIPAA seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoena. We cannot provide any assurance as to the outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

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

18. SEGMENT AND GEOGRAPHIC INFORMATION

For the years ended December 31, 2015, 2014 and 2013, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

Recovery Sciences Segment

Our Recovery Sciences segment, which generates its revenues in the United States, is divided into three main channels:

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

	Year Ended December 31,
	2015	2014	2013
Net sales:
Bracing and Vascular	$526,295	$504,590	$476,492
Recovery Sciences	156,194	157,485	158,110
Surgical Implant	134,843	100,139	87,088
International	296,295	325,315	299,094
	$1,113,627	$1,087,529	$1,020,784
Operating income (loss):
Bracing and Vascular	$115,791	$102,933	$86,447
Recovery Sciences	29,035	33,863	37,689
Surgical Implant	25,531	12,712	8,669
International	48,578	62,304	57,515
Expenses not allocated to segments and eliminations	(141,120)	(147,376)	(182,424)
	$77,815	$64,436	$7,896

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$817,332	$762,214	$721,690
Other Europe, Middle East, and Africa	141,638	156,339	139,252
Germany	80,982	91,754	88,236
Australia and Asia Pacific	40,717	39,990	35,025
Canada	23,966	26,481	27,035
Latin America	8,992	10,751	9,546
	$1,113,627	$1,087,529	$1,020,784

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2015, 2014 and 2013, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2015	December 31, 2014
United States	$106,058	$104,211
International	16,389	16,470
	$122,447	$120,681

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 31, 2015
Net sales	$247,511	$279,902	$278,263	$307,951
Operating income	9,750	25,014	22,480	20,571
Net loss from continuing operations	(39,217)	(92,685)	(25,162)	(25,443)
Net loss attributable to DJOFL	(35,526)	(77,977)	(177,838)	(49,586)

	Three months ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 31, 2014
Net sales	$248,651	$278,289	$270,407	$290,182
Operating income (loss)	4,286	15,426	16,979	27,745
Net loss from continuing operations	(38,415)	(26,342)	(28,516)	(18,031)
Net loss attributable to DJOFL	(36,522)	(25,434)	(21,206)	(7,372)

20. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,673	$160	$19,110	$—	$48,943
Accounts receivable, net	—	128,085	44,275	—	172,360
Inventories, net	—	142,033	31,803	737	174,573
Prepaid expenses and other current assets	42	13,301	7,836	—	21,179
Current assets of discontinued operations		2,878	—	—	2,878
Total current assets	29,715	286,457	103,024	737	419,933
Property and equipment, net	—	103,637	13,721	(85)	117,273
Goodwill	—	951,005	98,309	(31,210)	1,018,104
Intangible assets, net	—	737,798	11,247	—	749,045
Investment in subsidiaries	1,297,699	1,687,724	50,741	(3,036,164)	—
Intercompany receivables	575,483	—	—	(575,483)	—
Other non-current assets	1,313	1,193	2,668	—	5,174
Non current assets of discontinued operations	—	29	—	—	29
Total assets	$1,904,210	$3,767,843	$279,710	$(3,642,205)	$2,309,558
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$49,394	$9,098	—	$58,492
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	17,268	73,260	28,643	—	119,171
Current liabilities of discontinued operations	—	13,371	—	—	13,371
Total current liabilities	27,818	136,025	37,741	—	201,584
Long-term debt obligations	2,344,562	—	—	—	2,344,562
Deferred tax liabilities, net	—	209,179	4,677	—	213,856
Intercompany payables, net	—	400,216	131,138	(531,354)	—
Other long-term liabilities	—	14,441	651	—	15,092
Total liabilities	2,372,380	759,861	174,207	(531,354)	2,775,094
Noncontrolling interests	—	—	2,634	—	2,634
Total membership (deficit) equity	(468,170)	3,007,982	102,869	(3,110,851)	(468,170)
Total liabilities and (deficit) equity	$1,904,210	$3,767,843	$279,710	$(3,642,205)	$2,309,558

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$976,412	$293,899	$(156,684)	$1,113,627
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $30,719)	—	408,987	227,635	(170,603)	466,019
Selling, general and administrative	—	364,305	90,419	—	454,724
Research and development	—	31,456	3,649	—	35,105
Amortization of intangible assets	—	77,569	2,395	—	79,964
	—	882,317	324,098	(170,603)	1,035,812
Operating (loss) income	—	94,095	(30,199)	13,919	77,815
Other (expense) income:
Interest (expense) income, net	(172,237)	42	(95)	—	(172,290)
Loss on modification of debt	(68,473)	—	—	—	(68,473)
Other expense, net	—	(960)	(6,343)	—	(7,303)
Intercompany (expense) income, net	—	(21,994)	34,167	(12,173)	—
Equity in loss of subsidiaries, net	(100,217)	—	—	100,217	—
	(340,927)	(22,912)	27,729	88,044	(248,066)
(Loss) income before income taxes	(340,927)	71,183	(2,470)	101,963	(170,251)
Income tax provision	—	10,027	2,229	—	12,256
Net (loss) income from continuing operations	(340,927)	61,156	(4,699)	101,963	(182,507)
Net loss from discontinued operations	—	(157,580)	—	—	(157,580)
Net income attributable to noncontrolling interests	—	—	(840)	—	(840)
Net (loss) income attributable to DJOFL	$(340,927)	$(96,424)	$(5,539)	$101,963	$(340,927)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(340,927)	$(96,424)	$(4,699)	$101,963	$(340,087)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $540	—	—	(5,630)	—	(5,630)
Unrealized gain on cash flow hedges, net of tax provision of $375 for the year ended December 31, 2015	609	—	—	—	609
Other comprehensive income (loss)	609	—	(5,630)	—	(5,021)
Comprehensive (loss) income	(340,318)	(96,424)	(10,329)	101,963	(345,108)
Comprehensive income attributable to noncontrolling interests	—	—	(557)	—	(557)
Comprehensive (loss) income attributable to DJO Finance LLC	$(340,318)	$(96,424)	$(10,886)	$101,963	$(345,665)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(340,927)	$(96,424)	$(4,699)	$101,963	$(340,087)
Net loss from discontinued operations	—	157,580	—	—	157,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	32,495	5,096	(100)	37,491
Amortization of intangible assets	—	77,569	2,395	—	79,964
Amortization of debt issuance costs and non-cash interest expense	7,850	—	—	—	7,850
Loss on modification and extinguishment of debt	68,473	—	—	—	68,473
Stock-based compensation expense	—	1,805	—	—	1,805
Loss (gain) on disposal of assets, net	—	1,380	75	(8)	1,447
Deferred income tax expense (benefit)	—	6,901	(961)	—	5,940
Equity in loss of subsidiaries, net	100,217	—	—	(100,217)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(6,156)	(1,908)	—	(8,064)
Inventories	—	(535)	11,885	(19,456)	(8,106)
Prepaid expenses and other assets	(1,195)	(3,924)	(1,775)	(622)	(7,516)
Accounts payable and other	(11,506)	16,569	805	7,020	12,888
Net cash (used in) provided by continuing operating activities	(177,088)	187,260	10,913	(11,420)	9,665
Net cash provided by discontinued operations	—	39,861	—	—	39,861
Net cash (used in) provided by operating activities	(177,088)	227,121	10,913	(11,420)	49,526
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(24,000)	—	—	(24,000)
Purchases of property and equipment	—	(38,095)	(6,111)	117	(44,089)
Other investing activities, net	—	27	—	—	27
Net cash (used in) provided by investing activities from continuing operations	—	(62,068)	(6,111)	117	(68,062)
Net cash used in investing activities from discontinued operations	—	(575)	—	—	(575)
Net cash (used in) provided by investing activities	—	(62,643)	(6,111)	117	(68,637)
Cash Flows From Financing Activities:
Intercompany	157,053	(164,321)	(4,035)	11,303	—
Proceeds from issuance of debt	2,515,827	—	2,206	—	2,518,033
Repayments of debt obligations	(2,416,713)	—	(2,314)	—	(2,419,027)
Payment of debt issuance, modification and extinguishment costs	(62,375)	—	—	—	(62,375)
Exercise of stock options	11	—	—	—	11
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(541)	—	(541)
Net cash provided by (used in) financing activities	193,803	(164,321)	(4,684)	11,303	36,101
Effect of exchange rate changes on cash and cash equivalents	—	—	809	—	809
Net increase in cash and cash equivalents	16,715	157	927	—	17,799
Cash and cash equivalents, beginning of year	12,958	3	18,183	—	31,144

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents, end of year	$29,673	$160	$19,110	—	$48,943

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,958	$3	$18,183	$—	$31,144
Accounts receivable, net	—	121,929	47,278	—	169,207
Inventories, net	—	138,636	31,134	(840)	168,930
Deferred tax assets, net	—	24,351	247	—	24,598
Prepaid expenses and other current assets	160	11,085	5,548	—	16,793
Current assets of discontinued operations	0	25,642	—	—	25,642
Total current assets	13,118	321,646	102,390	(840)	436,314
Property and equipment, net	—	102,560	14,071	(155)	116,476
Goodwill	—	949,181	109,260	(34,551)	1,023,890
Intangible assets, net	—	810,897	15,008	—	825,905
Investment in subsidiaries	1,297,699	1,686,557	56,572	(3,040,828)	—
Intercompany receivables	836,759	—	—	(836,759)	—
Other non-current assets	—	1,806	2,399	—	4,205
Non current assets of discontinued operations	—	163,071	—	—	163,071
Total assets	$2,147,576	$4,035,718	$299,700	$(3,913,133)	$2,569,861
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$46,875	$12,370	$—	$59,245
Current portion of debt obligations	8,912	—	63	—	8,975
Other current liabilities	29,589	65,106	29,083	—	123,778
Current liabilities of discontinued operations	—	8,681	—	—	8,681
Total current liabilities	38,501	120,662	41,516	—	200,679
Long-term debt obligations	2,233,309	—	—	—	2,233,309
Deferred tax liabilities, net	—	237,813	5,310	—	243,123
Intercompany payables, net	—	552,612	135,833	(688,445)	—
Other long-term liabilities	—	12,244	2,122	—	14,366
Total liabilities	2,271,810	923,331	184,781	(688,445)	2,691,477
Noncontrolling interests	—	—	2,618	—	2,618
Total membership (deficit) equity	(124,234)	3,112,387	112,301	(3,224,688)	(124,234)
Total liabilities and (deficit) equity	$2,147,576	$4,035,718	$299,700	$(3,913,133)	$2,569,861

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$917,604	$318,849	$(148,924)	$1,087,529
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $32,962)	—	400,295	230,721	(169,016)	462,000
Selling, general and administrative	—	339,158	100,714	—	439,872
Research and development	—	33,060	4,245	(28)	37,277
Amortization of intangible assets	—	80,045	3,899	—	83,944
	—	852,558	339,579	(169,044)	1,023,093
Operating income (loss)	—	65,046	(20,730)	20,120	64,436
Other (expense) income:
Interest (expense) income, net	(174,309)	94	(110)	—	(174,325)
Loss on modification of debt	(938)	—	—	—	(938)
Other expense, net	—	(280)	(4,917)	—	(5,197)
Intercompany (expense) income, net	—	(14,848)	24,037	(9,189)	—
Equity in loss of subsidiaries, net	84,713	—	—	(84,713)	—
	(90,534)	(15,034)	19,010	(93,902)	(180,460)
(Loss) income before income taxes	(90,534)	50,012	(1,720)	(73,782)	(116,024)
Income tax (benefit) provision	—	(8,972)	4,252	—	(4,720)
Net (loss) income from continuing operations	(90,534)	58,984	(5,972)	(73,782)	(111,304)
Net income from discontinued operations	—	21,742	—	—	21,742
Net income attributable to noncontrolling interests	—	—	(972)	—	(972)
Net (loss) income attributable to DJOFL	$(90,534)	$80,726	$(6,944)	$(73,782)	$(90,534)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $3,871	—	—	(13,167)	—	(13,167)
Other comprehensive loss	—	—	(13,167)	—	(13,167)
Comprehensive (loss) income	(90,534)	80,726	(19,139)	(73,782)	(102,729)
Comprehensive income attributable to noncontrolling interests	—	—	(591)	—	(591)
Comprehensive (loss) income attributable to DJO Finance LLC	$(90,534)	$80,726	$(19,730)	$(73,782)	$(103,320)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Net income from discontinued operations	—	(21,742)	$—	—	(21,742)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	29,127	6,265	(179)	35,213
Amortization of intangible assets	—	80,045	3,899	—	83,944
Amortization of debt issuance costs and non-cash interest expense	8,692	—	—	—	8,692
Loss on modification and extinguishment of debt	938	—	—	—	938
Stock-based compensation expense	—	1,869	—	—	1,869
(Gain) loss on disposal of assets, net	—	(1,223)	105	—	(1,118)
Deferred income tax benefit	—	(8,618)	(1,104)	(988)	(10,710)
Equity in loss of subsidiaries, net	(84,713)	—	—	84,713	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(6,851)	(7,609)	—	(14,460)
Inventories	—	(12,178)	12,746	(20,065)	(19,497)
Prepaid expenses and other assets	—	6,864	4,851	(291)	11,424
Accounts payable and other	(83)	4,057	1,618	2,052	7,644
Net cash (used in) provided by continuing operating activities	(165,700)	152,076	14,799	(8,540)	(7,365)
Net cash provided by discontinued operations	—	53,852	—	—	53,852
Net cash (used in) provided by operating activities	(165,700)	205,928	14,799	(8,540)	46,487
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(46,269)	(6,597)	125	(52,741)
Other investing activities, net	—	(676)	(362)	—	(1,038)
Net cash (used in) provided by investing activities from continuing operations	—	(46,945)	(11,546)	125	(58,366)
Net cash used in investing activities from discontinued operations	—	(52)	—	—	(52)
Net cash (used in) provided by investing activities	—	(46,997)	(11,546)	125	(58,418)
Cash Flows From Financing Activities:
Intercompany	149,870	(153,596)	(4,687)	8,413	—
Proceeds from issuance of debt	1,000,294	—	—	—	1,000,294
Repayments of debt obligations	(990,085)	—	(134)	—	(990,219)
Payment of debt issuance, modification and extinguishment costs	(1,812)	—	—	—	(1,812)
Investment by parent	22	—	—	—	22
Payment of contingent consideration	—	(5,690)	—	—	(5,690)
Cancellation of vested options	(2,001)	—	—	—	(2,001)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(617)	—	(617)
Net cash provided by (used in) financing activities	156,288	(159,286)	(5,438)	8,413	(23)
Effect of exchange rate changes on cash and cash equivalents	—	—	(480)	—	(480)
Net decrease in cash and cash equivalents	(9,412)	(355)	(2,665)	(2)	(12,434)
Cash and cash equivalents, beginning of year	22,370	358	20,848	2	43,578

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash and cash equivalents, end of year	$12,958	$3	$18,183	$—	$31,144

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$871,576	$282,317	$(133,109)	$1,020,784
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $33,719)	—	389,932	191,135	(146,359)	434,708
Selling, general and administrative	—	315,163	94,022	7	409,192
Research and development	—	29,376	3,577	23	32,976
Amortization of intangible assets	—	81,043	5,369	—	86,412
Impairment of goodwill	—	49,600	—	—	49,600
	—	865,114	294,103	(146,329)	1,012,888
Operating income (loss)	—	6,462	(11,786)	13,220	7,896
Other (expense) income:
Interest (expense) income, net	(177,570)	81	(81)	—	(177,570)
Loss on modification and extinguishment of debt	(1,059)	—	—	—	(1,059)
Other (expense) income, net	—	(305)	(10,684)	9,712	(1,277)
Intercompany income (expense), net	—	4,379	17,799	(22,178)	—
Equity in (loss) income of subsidiaries, net	(24,823)	—	—	24,823	—
	(203,452)	4,155	7,034	12,357	(179,906)
(Loss) income before income taxes	(203,452)	10,617	(4,752)	25,577	(172,010)
Income tax (benefit) provision	—	12,163	5,288	—	17,451
Net loss from continuing operations	(203,452)	(1,546)	(10,040)	25,577	(189,461)
Net loss from discontinued operations		(13,101)			(13,101)
Net income attributable to noncontrolling interests	—	—	(890)	—	(890)
Net (loss) income attributable to DJOFL	$(203,452)	$(14,647)	$(10,930)	$25,577	$(203,452)

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

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(203,452)	$(14,647)	$(10,040)	$25,577	$(202,562)
Net loss from discontinued operations		13,101			13,101
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	27,382	5,383	(258)	32,507
Amortization of intangible assets	—	81,043	5,369	—	86,412
Amortization of debt issuance costs and non-cash interest expense	8,012	—	—	—	8,012
Loss on modification and extinguishment of debt	1,059	—	—	—	1,059
Stock-based compensation expense	—	2,155	—	—	2,155
Impairment of goodwill	—	49,600	—	—	49,600
Impairment of intangible assets	—	—	—	—	—
(Gain) loss on disposal of assets, net	—	(1,696)	684	—	(1,012)
Deferred income tax expense (benefit)	—	10,895	(1,233)	147	9,809
Equity in income of subsidiaries, net	24,823	—	—	(24,823)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13,127)	(6,332)	—	(19,459)
Inventories	—	4,565	7,738	(9,064)	3,239
Prepaid expenses and other assets	—	(990)	(7,368)	(311)	(8,669)
Accounts payable and other	(1,839)	(3,175)	7,597	(744)	1,839
Net cash (used in) provided by operating activities	(171,397)	155,106	1,798	(9,476)	(23,969)
Net cash provided by discontinued operations	—	53,749	—	—	53,749
Net cash (used in) provided by operating activities	(171,397)	208,855	1,798	(9,476)	29,780
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(192)	(1,761)	—	(1,953)
Purchases of property and equipment	—	(29,158)	(8,310)	(16)	(37,484)
Other investing activities, net	—	(1,239)	(387)	—	(1,626)
Net cash used in investing activities from continuing operations	—	(30,589)	(10,458)	(16)	(41,063)
Net cash provided by investing activities from discontinued operations		—	—	—	—
Net cash (used in) provided by investing activities	—	(30,589)	(10,458)	(16)	(41,063)
Cash Flows from Financing Activities:
Intercompany	156,598	(181,030)	14,944	9,488	—
Proceeds from issuance of debt	549,417	—	—	—	549,417
Repayments of debt obligations	(523,037)	—	—	—	(523,037)
Payment of debt issuance costs	(2,387)	—	—	—	(2,387)
Dividend paid by subsidiary to owners of noncontrolling interest	—	—	(684)	—	(684)
Net cash provided by (used in) financing activities	180,591	(181,030)	14,260	9,488	23,309
Effect of exchange rate changes on cash and cash equivalents	—	—	329	—	329
Net increase (decrease) in cash and cash equivalents	9,194	(2,764)	5,929	(4)	12,355
Cash and cash equivalents at beginning of period	13,176	3,122	14,919	6	31,223
Cash and cash equivalents at end of period	$22,370	$358	$20,848	$2	$43,578

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2015, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.

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

Name	Age	Position
Michael P. Mogul	51	President, Chief Executive Officer and Director; Manager of DJOFL
Susan M. Crawford	58	Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL
Steven Ingel	51	President, Global Bracing and Vascular
Jeanine Kestler	50	Executive Vice President, Global Human Resources
Stephen J. Murphy	51	President, International Commercial Business
Jeff Northern	52	Executive Vice President, Global Quality and Operations
Donald M. Roberts	67	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Brady Shirley	50	President, DJO Surgical
Sharon Wolfington	52	President, Global Recovery Sciences
Mike S. Zafirovski	62	Chairman of the Board
John R. Murphy	65	Director
J. Joel Hackney, Jr.	46	Director
Julia Kahr	37	Director
David N. Kestnbaum	34	Director
Dr. Jacqueline Kosecoff	66	Director
James R. (Ron) Lawson	71	Director
James Quella	66	Director

Michael P. Mogul—President, Chief Executive Officer and Director; Manager of DJOFL. Mr. Mogul was appointed President, Chief Executive Officer of DJO, Director of DJO and Manager of DJOFL in June 2011. Prior to joining DJO, Mr. Mogul served as President and subsequently Group President of Orthopaedics for Stryker Corp. from 2005 until his transition to DJO in 2011. Prior to that, he served as Managing Director of Stryker Germany, Austria and Switzerland, where he led the rebuilding of those organizations following the Howmedica acquisition. From 1994 to 2000, he served as Vice President, Sales for the Osteonics Division of Stryker, where he led the successful integration of the U.S. Osteonics and Howmedica sales teams. Mr. Mogul served as General Manager of the Osteonics Instrument Business Unit, Assistant to the Chairman and Regional Sales Manager of Stryker Instruments. He joined Stryker in 1989 as Sales Representative for Stryker Instruments after starting his career in 1986 as an Account Manager for NCR Corp. Mr. Mogul received a Bachelor of Science from the University of Colorado and attended the Advanced Management Program at the Harvard Business School. Mr. Mogul serves on the board of AdvaMed, the Advanced Medical Technology Association.

Susan M. Crawford—Executive Vice President, Chief Financial Officer and Treasurer; Manager of DJOFL. Ms. Crawford was appointed Executive Vice President, Chief Financial Officer and Treasurer of DJO and Manager of DJOFL in March 2014. Ms Crawford previously served as Vice President of Business Transformation at Life Technologies, where she was responsible for integrating newly acquired companies and engineering business processes throughout the broader organization. Ms. Crawford also assisted the Life Technologies Board of Directors with evaluating strategic options for the company. Prior to that role, she served as Vice President of Corporate Finance Planning and Analysis, responsible for providing finance leadership on the company’s growth strategy, forecasting and analysis, supply chain productivity and financial modeling for mergers and acquisitions. Before joining Life Technologies in 2005, Ms. Crawford held CFO positions at companies including RealNames and POWERTV, as well as Head of Investor Relations and Financial Planning at Covad Communications. She received a Bachelor of Science in Accounting from Rollins College and a Master of Business Administration from the University of Central Florida.

Steven Ingel—President, Global Bracing and Supports. Mr. Ingel was appointed President, Global Bracing & Supports of DJO in October 2011. Prior to October 2011, Mr. Ingel served as Senior Vice President of Sales & Marketing, Domestic Bracing & Supports of DJO since the DJO Merger and before that in various domestic positions with DJO Opco since August 2001. Prior to this, Mr. Ingel served in similar positions with DonJoy, LLC, since June 1999 and served in various domestic sales and marketing positions since 1994 with affiliates of DonJoy, LLC’s predecessor, Smith & Nephew, Inc., assuming responsibility first for the domestic Procare business and later for the combination of national accounts and Procare. Mr. Ingel began his career in 1987 as the owner and manager of a medical device distribution business, located in Los Angeles County, and primarily focused in the orthopedic rehabilitation and instrumentation space. Mr. Ingel received Bachelor of Science Degrees in Finance and Marketing from the California State University, Northridge.

Jeanine Kestler—Executive Vice President, Global Human Resources. Ms. Kestler was appointed Executive Vice President, Global Human Resources of DJO in April, 2015.  From 2008 to 2014, Ms. Kestler served in various human resources executive roles at Invitrogen/Life Technologies/Fisher Scientific, including as Vice President, Human Resources, Global Commercial Operations. In this role, she built a people strategy focused on creating a culture of accountability, driving employee engagement, building management capability, and delivering business results. Ms. Kestler played an integral role in the growth strategy and organizational design for the Greater China business and led the human resources integration of Invitrogen and Applied Biosystems.  From 2000 to 2008, Ms. Kestler served in several senior HR positions with Dell Inc. in Austin, TX, including as Vice President, Human Resources, Global Services & IT and as Vice President, Human Resources supporting Product Development, Procurement, Finance, Legal, Marketing and other functions and responsible for driving the people strategy; including organizational effectiveness, developing leadership capability, and mergers and acquisitions. Prior to this, Ms. Kestler held various HR executive leadership positions over a 13 year career with NCR and AT&T.  Ms. Kestler received a Bachelor of Science in Business Administration from Miami University, Oxford, OH.

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

Jeff Northern—Executive Vice President, Global Quality and Operations. Mr. Northern joined DJO and was appointed Executive Vice President, Global Quality and Operations of DJO in September 2015.  Prior to joining DJO, from July 2006 to September 2015 Mr. Northern served as President at Northern Lean Lenders, where he primarily focused on Lean Transformation in the private equity space. Mr. Northern brings a wealth of experience in Lean/Six Sigma, business strategy and operational transformation having led Lean Transformation for various portfolio companies owned by TPG, a private equity firm.  Mr. Northern was Vice President at The Bobcat Company, with responsibilities including manufacturing, sourcing, logistics, quality and lean sigma.  Prior to this, Mr. Northern served ten years in manufacturing operations at General Electric’s Aircraft Engine Group, and at Allied Signal.  Mr. Northern holds a Bachelor’s Degree from Brescia College and a Master in Business Administration from Murray State University.

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

Sharon Wolfington—President, Global Recovery Sciences. Ms. Wolfington joined DJO and was appointed President of Global Recovery Sciences of DJO in June 2013. Prior to this, Ms. Wolfington was President of Stryker’s Performance Solutions business from January 2011 to June 2013 and was responsible for building and leading a startup business within Stryker to deliver systems and services to assist hospitals, patients, payors and surgeons focused on meeting their clinical, financial and operational performance goals. From 2009 to 2011, she held the position of VP and GM, Stryker Global Trauma and Extremities. She joined Stryker in 2001 as

Director of Sales for Stryker Biotech. Prior to Stryker, Ms. Wolfington held several progressive roles at Biomet/EBI Medical Systems. She has completed the Harvard Business School Advanced Management Program, and received a Bachelor of Arts in Nutrition Science from Miami University, Oxford, OH.

Mike S. Zafirovski—Chairman of the Board. Mr. Zafirovski became one of DJO’s directors and was named as non-executive Chairman of the Board of DJO in January 2012. Mr. Zafirovski is the founder and president of The Zaf Group LLC, established in November 2012. Mr. Zafirovski is also an Executive Advisor to The Blackstone Group, L.P., an affiliate of DJO’s primary shareholder (“The Blackstone Group”). He served as Director, President and Chief Executive Officer of Nortel Networks Corporation from November 2005 to August 2009. Previously, Mr. Zafirovski was Director, President and Chief Operating Officer of Motorola, Inc. from July 2002 to January 2005, and remained a consultant to, and a director of, Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector (mobile devices) of Motorola from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski spent nearly 25 years with General Electric Company, where he served in management positions, including 13 years as President and Chief Executive Officer of five businesses in the industrial and financial services arenas, his most recent being President and Chief Executive Officer of GE Lighting from July 1999 to May 2000. Mr. Zafirovski serves on the Boards of Directors of the Boeing Company, Stericycle, Inc and Apria Healthcare Group Inc. and served as Chairman of the Board of PGI until October 2015. Mr. Zafirovski holds a Bachelor of Arts in Mathematics from Edinboro University in Pennsylvania.

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

J. Joel Hackney, Jr. – Director. Mr. Hackney is the former President, Chief Executive Officer and Director of AVINTIV Specialty Materials (formerly PGI). Mr. Hackney served in this role from June 2013 to November 2015. From 2009 to 2013, Mr. Hackney was an executive at Avaya Inc., serving as Senior Vice President of Global Sales and Marketing, President of Field Operations, and President of Government and Data Solutions. Prior to Avaya, Mr. Hackney spent four years in various executive positions at Nortel Networks Corporation, including President of Nortel Enterprise Solutions and Senior Vice President of Global Operations and Quality. Mr. Hackney also spent fourteen years at General Electric Company. He was a member of GE’s senior executive team, where he led various businesses and functions in both the U.S. and Europe. Mr. Hackney holds a B.S. degree in Business Administration from the University of North Carolina, Chapel Hill.

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

David N. Kestnbaum—Director. Mr. Kestnbaum became one of DJO’s directors in April 2013. Mr. Kestnbaum is a Principal in the Private Equity Group of The Blackstone Group based in New York. Prior to joining The Blackstone Group in 2013, Mr. Kestnbaum was a Vice President at Vestar Capital Partners, where he evaluated and executed investments in the diversified industrials, business services, consumer, and healthcare sectors. Prior to Vestar, Mr. Kestnbaum worked in investment banking as a member of JPMorgan’s Financial Sponsor Group, where he executed a variety of private equity-related M&A and financing transactions. He currently serves on the Board of Directors of Outerstuff Ltd. and previously served on the Board of AlliedBarton Security Services, both privately held companies. Mr. Kestnbaum holds a Bachelor of Arts in Political Science from The University of North Carolina at Chapel Hill.

Dr. Jacqueline Kosecoff—Director. Dr. Kosecoff became one of DJO’s directors in December 2014. Since March 2012, Dr. Kosecoff has served as managing partner of Moriah Partners, LLC, a private equity firm focused on health services and technology, and as a senior advisor to Warburg Pincus LLC, a global private equity company, since March 2012. From October 2007 to November 2011, Dr. Kosecoff served as chief executive officer of OptumRx (formerly Prescriptions Solutions), a pharmacy benefits management company and subsidiary of UnitedHealth Group, and continued to serve as a senior advisor to OptumRx from December 2011 to February 2012. She served as chief executive officer of Ovations Pharmacy Solutions, a subsidiary of UnitedHealth Group providing health and well-being services for people who are over 50, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. Prior to joining PacifiCare, Dr. Kosecoff was founder, President and Chief Operating Officer of Protocare, a firm whose lines of business included the clinical development of drugs, devices, biopharmaceutical and nutritional products, and health services consulting. Dr. Kosecoff has served as a consultant and on the boards of several public and private companies and institutions and currently is a director of athenahealth, Inc., Sealed Air Corporation and STERIS Corporation. Dr. Kosecoff served as Professor of Medicine and Public Health at the University of California, Los Angeles from 1975 to 2006. Dr. Kosecoff holds a Bachelor of Arts in Mathematics from the University of California, Los Angeles (UCLA), a Master of Science in Applied Mathematics from Brown University, and a Ph.D. in Research Methods from UCLA.

James R. Lawson—Director. Mr. Lawson became one of DJO’s directors in September 2012. Mr. Lawson has over 35 years of experience in the orthopedic medical device industry. He is currently a member of the board of directors of Cold Plasma Medical Technologies, a startup company specializing in the field of plasma medicine. Mr. Lawson has served in several senior management positions, including as Senior Vice President of Howmedica’s Worldwide Sales and Customer Service (prior to its acquisition by Stryker Corporation) and at Stryker as Senior Vice President of Sales, Marketing and Product Development, President EMEA, and Group President, International and Global Orthopedics. Until 2014, Mr. Lawson was Chairman of the Board of IMDS, an orthopedic contract manufacturing and innovation company and a member of the Health Care Advisory Board of Arsenal Capital Partners. Mr. Lawson has also been involved as an entrepreneur in several privately held businesses. Mr. Lawson retired from Stryker in 2007 and in 2008 he formed Lawson Group LLC which provides strategic consulting services specializing in the orthopedic medical technology field. Mr. Lawson holds a Bachelor of Arts in Business Administration and Economics from West Georgia University.

James Quella—Director. Mr. Quella became one of DJO’s directors in September 2012 and was named as Chairman of the Compensation Committee in February 2015. Since June 2013, Mr. Quella has been serving as a Blackstone Senior Advisor for Private Equity. From February 2004 to June 2013, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group, LP in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners and CSFB Private Equity from 2000 to 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, now known as Oliver Wyman, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella has been a member of various private equity company boards and currently serves as a director of Catalent, Inc., Lionbridge Technologies, Inc. and Michaels Stores, Inc. and previously served on the Board of Freescale Semiconductor. Mr. Quella holds a Bachelor of Arts from University of Chicago/University of Wisconsin—Madison and a Master of Business Administration from University of Chicago/Booth Graduate School of Business with Dean’s Honors.

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 97.4% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

Term of Officers. The executive officers of DJO and DJOFL are appointed by the DJO Board and serve at the pleasure of the Board and hold office until resignation or replacement.

Background and Experience of Directors. When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the DJO Board to satisfy its oversight responsibilities effectively in light of DJO’s business and structure, the DJO Board focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above. In recommending directors, our Board considers the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of a company with our size and nature of business. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of DJO’s business. In particular, the members of the DJO Board considered the following important characteristics: (i) Ms. Kahr and Mr. Kestnbaum are representatives appointed by The Blackstone Group, an affiliate of our principal stockholder, and have significant financial and investment experience from their involvement in The Blackstone Group’s investment in numerous portfolio companies and have played active roles in overseeing those businesses, (ii) our Chief Executive Officer has extensive experience in the orthopedic device industry and in executive management, (iii) our Chairman of the Board has significant experience as a CEO, COO and other senior management positions with large multi-national companies; and (iv) our outside directors have a diverse background of management, accounting and financial experience from the healthcare and medical device industries, as well as other industries. Specifically, Mr. Zafirovski brings extensive financial management and board experience; Mr. Murphy is the Chairman of our Audit Committee and is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, by virtue of his years of experience in various senior financial management and board positions; Mr. Hackney has senior management experience with large multinational companies; Mr. Quella has extensive financial and investment experience from his involvement in The Blackstone Group and from his prior involvement in management consulting companies; Mr. Lawson has over 35 years of senior management and board of directors experience in the orthopedic medical device industry; and Dr. Kosecoff has extensive senior management experience with healthcare companies, as well as with private equity firms invested in healthcare services and technology, and senior academic positions at a major U.S. university.

In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as Director, President and Chief Executive Officer, and subsidiary companies filed for bankruptcy protection in the United States, Canada and Europe. Mr. Zafirovski resigned from Nortel on August 14, 2009, at which time the two largest business units were under contract for sale, the board was reduced to three directors and the CEO position was eliminated. Mr. Hackney also served as an executive at Nortel until 2009. In October 2009, Accuride Corporation, for which Mr. John Murphy served in various senior management roles, including as Chief Financial Officer, President and Chief Executive Officer, filed for bankruptcy protection in the United States. Mr. Murphy resigned from Accuride in September 2008. The Board has concluded that neither of these events impair either Mr. Zafirovski’s or Mr. Murphy’s ability to serve as a director.

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

Compensation Committee. The Compensation Committee of the DJO Board currently consists of three appointed Directors, Mr. Quella (Chairman), and Ms. Kahr and Mr. Hackney. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of two appointed directors, Mr Hackney (Chairman) and Mr. Quella. We believe Mr. Hackney and Mr. Quella meet the definition of an independent director under the Rules of the New York Stock Exchange.

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

Named Executive Officers

For the year ended December 31, 2015, the following individuals were our NEOs:

Michael P. Mogul	President, Chief Executive Officer and Director
Susan M. Crawford	Executive Vice President, Chief Financial Officer and Treasurer
Jeanine Kestler	Executive Vice President, Global Human Resources (commenced employment on March 30, 2015)
Jeffrey Northern	Executive Vice President, Global Quality and Operations (commenced employment on September 28, 2015)
Brady Shirley	President, DJO Surgical

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock incentive plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met seven times during 2015 and acted by written consent once. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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

The Compensation Committee does not automatically or regularly make increases in annual base salary, but reviews base salaries and overall compensation from time-to-time. In March 2015, the Compensation Committee approved an increase to Ms. Crawford’s annual base salary from $500,000, which was determined when she was hired in March 2014, to $515,000 and to Mr. Shirley’s base salary from $425,000 which was determined when he was hired in March 2014, to $445,000. Ms. Kestler was hired on March 30, 2015 with an annual base salary of $375,000 and Mr. Northern was hired on September 28, 2015 with an annual base salary of $425,000. Mr. Mogul’s annual base salary was established at $750,000 pursuant to the employment agreement entered into when he was hired in 2011, and has remained at the same level since that time. The annual base salaries for each of the NEOs were determined based on salaries of comparable senior positions in the industry and DJO’s prior compensation practices and were the result of negotiation with these individuals.

Annual and Quarterly Cash Incentive Compensation

Performance-based cash incentive compensation is provided to motivate our NEOs each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past eight years, the Compensation Committee has adopted annual bonus plans which have several basic features which have carried over from year to year, with some modifications and the establishment of specific financial targets for each year.

On March 18, 2015, the Compensation Committee approved the management incentive bonus plan for 2015 (the “2015 Bonus Plan”) for our NEOs and other executive officers. Under the 2015 Bonus Plan, each NEO (other than the CEO) had an opportunity to earn a target bonus in an amount up to 70% of such NEO’s annual base salary (the “Target Bonus”). Pursuant to his employment agreement, Mr. Mogul’s Target Bonus is equal to 100% of his annual base salary. Under the 2015 Bonus Plan, 50% of the Target Bonus was based on full-year performance and 50% on quarterly performance. In addition, for the NEOs other than Ms. Kestler, Mr. Northern and Mr. Shirley, 40% of their quarterly Target Bonus is based on meeting the Company’s year-to-date revenue targets, 40% of their quarterly Target Bonus is based on meeting the Company’s year-to-date Adjusted EBITDA targets for such periods and 20% of their annual Target Bonus will be based on meeting the Company’s Total Free Cash Flow target. Payment of the quarterly bonuses will be based on achievement of year-to-date financial performance targets based on three month, six month, nine month and twelve month cumulative results. Additionally, 40% of the annual Target Bonus will be based on meeting the Company’s annual revenue targets, 40% of their annual Target Bonus will be based on meeting the Company’s annual Adjusted EBITDA targets, and 20% of their annual Target Bonus will be based on meeting the Company’s Total Free Cash Flow target.

Pursuant to the terms of Ms. Kestler’s offer letter, she was guaranteed payment of 80% of her Target Bonuses for the second, third and fourth quarters of 2015 and her annual Target Bonus for 2015 based on the actual salary paid to her in 2015.

Pursuant to the terms of Mr. Northern’s offer letter, he was guaranteed payment of his Target Bonuses for the fourth quarter of 2015 and his annual Target Bonus for 2015 based on the actual salary paid to him in 2015.

For Mr. Shirley, 30.0% of his annual and quarterly Target Bonus is based on the revenue of the Surgical Implant segment, 30.0% is based on the Adjusted EBITDA of the Surgical Implant segment, 20.0% is based on meeting the Company’s Adjusted

EBITDA targets and 20.0% is based on meeting the Company’s Free Cash Flow targets. Pursuant to the terms of Mr. Shirley’s offer letter, he was guaranteed payment of his Target Bonuses for the second, third and fourth quarters of 2014 and his annual Target Bonus for 2014 based on the actual salary paid to him in 2014, as well as the first quarter Target Bonus for 2015 based on the actual salary paid to him in the first quarter of 2015.

The Compensation Committee selected revenue, Adjusted EBITDA, and Free Cash Flow as the relevant Company-wide performance criteria for the 2015 Bonus Plan because the Compensation Committee believes that these criteria are consistent with the metrics by which the DJO Board measures the overall goals and long-term strategic direction for DJO. Further, these criteria are closely related to or reflective of DJO’s financial and operational improvements, growth and return to stockholders. Revenue growth is a critical metric for enhancing the value of our Company. Adjusted EBITDA is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2015 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities. Free Cash Flow is a critical measure and it reflects the Compensation Committee’s focus in 2015 on improving the Company’s cash flow. For certain of the business unit leaders, the Compensation Committee determined that it was appropriate that their Bonus Plans include components related to the revenue and Adjusted EBITDA for such leader’s business unit in order to incentivize him or her to achieve the goals of the applicable business unit.

The 2015 Bonus Plan provided for a minimum bonus of 25%, 1% and 1% of the applicableTarget Bonus for 95.0%, 90.1 and 90.1% achievement of revenue, Adjusted EBITDA and Free Cash Flow targets, respectively, for the applicable periods (the “Threshold Bonus”), respectively. The revenue, Adjusted EBITDA and Free Cash Flow targets for earning quarterly bonuses were calculated on a year-to-date cumulative basis and no bonus for revenue performance would be paid for any quarter or year unless Adjusted EBITDA results for such period also showed growth over the comparable period in the prior year. The 2015 Plan also provided for a supplemental bonus opportunity based on full year performance pursuant to which the NEOs were eligible to earn an additional bonus of up to 100% of their applicable Target Bonus (50% of base salary for Mr. Mogul) if the Company’s and, where applicable, the business unit’s financial performance exceeded the applicable target by up to 10% for revenue and up to 10% for Adjusted EBITDA (the “Maximum Bonus”). The effects of foreign currency translation were excluded from the financial calculations under the 2015 Bonus Plan. See definition of “Adjusted EBITDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

In establishing the specific financial performance goals for the 2015 Bonus Plan, the Compensation Committee set the annual revenue, Adjusted EBITDA and Free Cash Flow targets to reflect 6.7%, 9.1% of growth and 45.4% improvement over the 2014 revenue, Adjusted EBITDA and Free Cash Flow, respectively.

As a result of the Company’s financial performance in 2015, partial quarterly bonuses of 62.5%, 64.0%, and 59.5% of the Target Bonus for the revenue component were earned for the first, second and fourth quarters. No amount was earned for the third quarter of 2015. Partial quarterly bonuses of 66.0%, 51.0%, and 54.0% of the Target Bonus for the Free Cash Flow component were earned for the first, second and fourth quarters. No amount was earned for the third quarter of 2015. Partial quarterly bonuses of 86.0%, 65.0% and 28.0% of the Target Bonus for the Adjusted EBITDA component were earned for the first, second and fourth quarters. No amount was earned for the third quarter of 2015. For the annual bonus, 59.5% of the Target Bonus was earned on the revenue component, 28.0% of the Target Bonus was earned on the Adjusted EBITDA component, and 54.0% was of the Target Bonus was earned on the Free Cash Flow Component. No supplemental bonus amounts were earned in 2015.

Mr. Shirley received 100% of his quarterly bonus target for the first quarter of 2015, as guaranteed by his offer letter.  As a result of the Surgical Implant segment’s financial performance in 2015, for Mr. Shirley, quarterly bonuses of 73.0% and 100.0% of the Target Bonus for the revenue component of the Surgical Implant segment were earned for the third and fourth quarters. No amount was earned for the second quarter. Quarterly bonuses of 100.0% of the Target Bonus for the Adjusted EBITDA component of the Surgical Implant segment for the second, third and fourth quarters of 2015. Partial quarterly bonuses of 65.0%, 25.0% and 28.0% of the Target Bonus for the Company Adjusted EBITDA component were earned for the second, third and fourth quarters.  Partial quarterly bonuses of 51.0%, 8.0% and 54.0% of the Target Bonus for the Company Free Cash Flow component were earned for the second, third and fourth quarters.  For the annual bonus, 108.0% of the Target Bonus was earned on the revenue component of the Surgical Implant segment, 174.0% of the Target Bonus was earned on the Adjusted EBITDA component of the Surgical Implant segment, 28.0% of the Target Bonus was earned on the Company Adjusted EBITDA component and 54.0% of the Target Bonus was earned on the Company Free Cash Flow Component.

On February 17, 2016, the Compensation Committee approved the results and bonus payouts for the 2015 management bonus plan.  In conjunction with its approval of the annual bonus payout, the Compensation Committee also approved management’s recommendation for an increase in the total bonus pool available for bonuses to substantially all of the participants as additional motivation and retention incentives.  The portion of the increase to the bonuses paid to Mr. Mogul, Ms. Crawford and Mr. Shirley is reflected in the “Bonus” column of the Summary Compensation Table below.

Equity Compensation Awards

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price of not less than the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Compensation Committee. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2015, options for a total of 8,928,859 shares were outstanding.

2015 Option Grants. On April 29, 2015, in connection with the hiring of Ms. Kestler, the Compensation Committee approved the grant of options to purchase 250,000 shares under the 2007 Plan. The Compensation Committee believes that the number of shares subject to these option grants reflect a typical initial grant for senior executives. The option has a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was not less than the fair market value of our common stock on the date of grant. One-third of these options will vest in equal annual installments over five years, contingent on Ms. Kestler’s continued employment through each vesting date (“Time-Based Tranche”). The other two-thirds of the stock options (“Adjusted EBITDA Tranche”) will vest in four equal annual installments for 2015 and for each of the three following calendar years, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the DJO Board. In the event that Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not vest for such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA achieved over such four year period equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. Furthermore, as amended as described below, the Adjusted EBITDA Tranche will vest upon achieving the Linear MOIC Vesting conditions (as defined below) with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock.

On July 16, 2015, the Compensation Committee approved the grant of an option to Mr. Mogul to purchase 265,000 shares under the 2007 Plan. The option has a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was not less than the fair market value of our common stock on the date of grant. This option will vest in accordance with the Linear MOIC Vesting conditions as described below.

On December 9, 2015, the Compensation Committee approved the grant of an option to Mr. Northern to purchase 250,000 shares under the 2007 Plan. This option has a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was not less than the fair market value of our common stock on the date of grant. This option will vest in accordance with the Linear MOIC Vesting conditions as described below.

2015 Amendments to Option Grants. In September 2015, the Compensation Committee approved the amendment of all outstanding options granted to employees between 2008 and 2011 to modify the vesting terms of the portion of the options which vest on achievement by Blackstone of a multiple of invested capital (MOIC) with respect to Blackstone’s aggregate investment in DJO’s capital stock following a liquidation of all or a portion of its investment in DJO’s capital stock. Prior to this amendment, the options granted between 2008 and 2011 vested as follows: (i) one-third of each stock option grant vests over a specified period of time contingent solely upon the option holder’s continued employment or service with us (Time-Based Options); (ii) one-third of each stock option grant would vest upon achieving a MOIC of 2.25; and (iii) one-third of each stock option grant would vest upon achieving a MOIC of 2.5 (Market Return Options). The amendment was conditioned upon the employees agreeing to a thirty percent reduction in the number of options in the MOIC 2.5 tranche, which was agreed to by the affected employees. As amended, the Market Return Options now provide for a single tranche comprising the number of original MOIC 2.25 tranche options and seventy percent of the number of the original MOIC 2.5 options, which now vests within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the Options are outstanding, then the unvested Market Return Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by the Blackstone, less 1.5 and the denominator of which is 0.75. These amendments were effective in September 2015.  For purposes of the discussion in this “Equity Compensation Awards” section, this amended MOIC vesting condition is referred to as the “Linear MOIC Vesting” condition.

In July 2015, the Compensation Committee also approved the amendment of all outstanding options granted to employees in 2012 and later years to modify the MOIC vesting provision as described below. These Options vest in four equal installments beginning in the year of grant and for each of the three calendar years following the year of grant, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. As granted, these options also provide that in the event Blackstone achieves the original MOIC condition described above, then any unvested installments from prior years and all installments for future years would then vest.  As amended, this MOIC vesting provision now operates in the same manner as the Linear MOIC Vesting condition described above.

As a result of these amendments, the MOIC vesting provisions for a total of 533,333, 166,667, 166,667 and 166,667 options held by Mr. Mogul, Ms. Crawford, Mr. Shirley and Ms. Kestler, respectively, were amended as described above. Because he held options granted prior to 2012, Mr. Mogul’s MOIC options were reduced from 533,333 options to 453,334 options.

Management Rollover Options. In connection with the acquisition of DJO Opco by DJO in November 2007, certain members of DJO Opco management were permitted to exchange a portion of their vested DJO Opco stock options for options to purchase shares of DJO common stock granted under the 2007 Plan on a tax-deferred basis (the DJO Management Rollover Options). The exercise price and number of shares underlying such options were each adjusted in proportion to the relative market values of DJO Opco’s and DJO’s common stock upon the closing of the DJO Merger. All of the DJO Management Rollover Options were fully vested and remained subject to the same terms as were applicable to the original options, including their original expiration dates. The 2007 Plan permits optionees to exercise stock options using a net exercise method. In a net exercise, the Company withholds from the total number of shares that otherwise would be issued to an optionee upon exercise of the stock option that number of shares having a fair market value at the time of exercise equal to the option exercise price and applicable income tax withholdings and remits the remaining shares to the optionee. None of the NEOs hold DJO Management Rollover Options.

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

Employment Agreement with CEO.

The employment agreement with our CEO provides for severance benefits in the event that we terminate him without “cause” (as described below) at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). The CEO’s employment agreement does not provide for enhanced severance if we have a change in control. For purposes of Mr. Mogul’s employment agreement, “cause” generally means Mr. Mogul’s (A) willful and continued failure to substantially perform his duties, (B) conviction of, or a plea of nolo contendere to, (x) a felony (other than traffic-related) or (y) a crime involving moral turpitude that could be injurious to the Company or the Company’s reputation, (C) willful malfeasance or willful misconduct which is materially and demonstrably injurious to the Company, or (D) act of fraud in the performance of his duties.

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

Submitted by the Compensation Committee:
James Quella
J. Joel Hackney, Jr.
Julia Kahr

Summary Compensation Table

The following table sets forth summary information about the compensation during 2015, 2014 and 2013 for services rendered in all capacities by our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (9) ($)	Total ($)
Michael P. Mogul	2015	750,000	163,500	—	—	180,000	9,275	1,102,775
President, Chief Executive	2014	750,000	—	—	—	435,675	9,100	1,194,775
Officer and Director	2013	750,000	—	—	—	257,753	8,925	1,016,678

Susan M. Crawford (5)	2015	510,673	77,929	—	—	85,793	9,275	683,670
Executive Vice President,	2014	375,000	—	—	509,165	152,486	9,100	1,045,751
Chief Financial Officer

Jeanine Kestler (6)	2015	281,250	157,500	—	502,498	—	6,346	947,594
Executive Vice President,
Global Human Resources

Brady Shirley (7)	2015	439,231	96,528	—	—	273,349	49,812	858,920
President, DJO Surgical	2014	343,269	240,288	—	509,165	—	39,772	1,132,494

Jeff Northern (8)	2015	106,250	124,375	—	511,665	—	2,635	744,925
Executive Vice President,
Global Quality and Operations

(1)

The amount in the “Bonus” column for 2015 for Ms. Kestler reflects the guaranteed payment of 80% of her quarterly and annual target bonus. The amount for Mr. Northern reflects his sign-on bonus of $50,000 and the guaranteed payment of his quarterly and annual target bonus for the fourth quarter of 2015. The amount for Mr. Shirley reflects the guaranteed payment of his quarterly target bonus for the first quarter of 2015 based on his actual salary earned in the first quarter of 2015. The amount shown for Mr. Mogul and Ms. Crawford and $59,401 of the amount shown for Mr. Shirley reflect the discretionary portion of the 2015 annual bonus that was awarded to the management participants in the bonus plan.

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

(3)

Mr. Mogul’s option award is based entirely on the Linear MOIC Vesting condition and because the performance conditions were not deemed to be probable under applicable accounting principles, the grant date fair value of these options is equal to $0.  If the satisfaction of the Linear MOIC Vesting condition was determined to be probable under applicable accounting principles, the aggregate grant date fair value of this award would have been $1,613,850. The amounts shown for the option awards for Ms. Crawford, Ms. Kestler and Mr. Shirley reflect the grant date fair value of the Time-Based Tranche of options and the grant date fair value of $0 for the Adjusted EBITDA Tranche of options. If the satisfaction of the performance conditions to the Adjusted EBITDA Tranche was determined to be probable under applicable accounting principles, the aggregate grant date fair value of these awards would have been $1,527,500, $1,507,500, and $1,527,500, respectively.  The amount shown for Mr. Northern’s option award reflects the grant date fair value of the Time-Based Tranche of options and the grant date fair value of $0 for the Linear MOIC Vesting Tranche of options. If the satisfaction of the performance conditions to the Linear MOIC Vesting Tranche of options was determined to be probable under applicable accounting principles, the aggregate grant date fair value of this award would have been $1,535,000. See “2015 Option Grants” in “Compensation Discussion and Analysis” above for a description of the terms of these options.

(4)	The amounts shown in this column include amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year.
(5)	Ms. Crawford commenced employment with the Company on March 31, 2014 to Executive Vice President, Chief Financial Officer and Treasurer.
(6)	Ms. Kestler commenced employment with the Company on March 30, 2015 as Executive Vice President, Global Human Resources.
(7)	Mr. Shirley commenced employment with the Company on March 10, 2014 as President, DJO Surgical.
(8)	Mr. Northern commenced employment with the Company on September 28, 2015 as Executive Vice President, Global Quality and Operations.

(9)	The elements of All Other Compensation shown in this column for 2015 for each of the NEOs are set forth in the following table:

For the Year Ended December 31, 2015

	Mr. Mogul	Ms. Crawford	Ms. Kestler	Mr. Shirley (2)	Mr. Northern
Company contributions to deferred compensation plans	$9,275	$9,275	$6,346	$9,275	$2,635
Housing Expenses (1)	—	—	—	40,537	—
Total	$9,275	$9,275	$6,346	$49,812	$2,635
(1)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits.
(2)	The amounts for “Housing Expenses” for Mr. Shirley represent the incremental cost to the Company of the costs of relocation and temporary housing for his relocation to Austin, Texas.

Employment Agreement with CEO.

On May 31, 2011, we entered into an employment agreement with Mr. Mogul, pursuant to which he is entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary with a maximum bonus of 150% of his base salary, contingent on his achieving target and maximum performance objectives established by the DJO Board. Fifty percent of his bonus can be earned and paid quarterly based on the Company’s achievement of the established quarterly financial results and the remaining fifty percent of the target bonus, plus any supplemental bonus, can be paid annually based on the Company’s overall financial results for the year. Mr. Mogul’s employment agreement has a four year term, with automatic one-year extensions unless prior notice of termination is given by either party. Following a termination without cause (as defined below), Mr. Mogul will be entitled to (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times the sum of his base salary plus his target bonus for the year of termination, payable in equal installments in accordance with DJO’s standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s medical benefit plans for up to 18 months. The employment agreement contains a covenant not to compete during the term of the agreement and for 18 months after his employment terminates. For purposes of Mr. Mogul’s employment agreement, “cause” generally means Mr. Mogul’s (A) willful and continued failure to substantially perform his duties, (B) conviction of, or a plea of nolo contendere to, (x) a felony (other than traffic-related) or (y) a crime involving moral turpitude that could be injurious to the Company or the Company’s reputation, (C) willful malfeasance or willful misconduct which is materially and demonstrably injurious to the Company, or (D) act of fraud in the performance of his duties.

Grants of Plan-Based Awards in 2015

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold (2)($)	Target ($)	Maximum ($)	Options (#)		Awards ($/Share)	Option Awards ($)
Michael P. Mogul	1/1/2015	79,500	750,000	1,125,000	—		—	—
	7/16/2015	—	—	—	265,000	(6)	16.46	—
Susan M. Crawford	1/1/2015	37,892	357,471	714,942	—		—	—
Jeanine Kestler (3)	3/30/15	5,565	52,500	105,000	—		—	—
	4/29/2015	—	—	—	250,000	(7)	16.46	502,498
Brady Shirley (4)	1/1/2015	21,112	269,029	538,058	—		—	—
Jeff Northern (5)	12/9/15	—	—	—	250,000	(8)	16.46	511,665

(1)

The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the Threshold, Target and Maximum Bonus potential under the 2015 Bonus Plan. See discussion of in the 2015 Bonus Plan under the heading “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for more details.

(2)

The Threshold Bonus is calculated based on the minimum payout percentages of 25% of the Target Bonus based on achievement of the revenue target, 1% of the Target Bonus based on achievement of the Adjusted EBITDA target and 1% of the Target Bonus based on achievement of the Free Cash Flow targets.

(3)

Ms. Kestler’s employment commenced on March 30, 2015. Under the terms of her offer letter, she was guaranteed payment of 80% of her quarter target bonus for the second, third and fourth quarters of 2015 and the 2015 annual target bonus based on her actual salary earned in 2015. Only the 20% of the bonus opportunity that is not guaranteed is included in this table, with the guaranteed portion being reported in the “Bonus” column of the Summary Compensation Table above.

(4)

Mr. Shirley’s employment commenced on March 10, 2014. Under the terms of his offer letter, he was guaranteed payment of his quarterly target bonus for the second, third and fourth quarters of 2014 and the 2014 annual target bonus based on his actual salary earned in 2014 as well as the target bonus for the first quarter of 2015 based on his actual salary earned in 2015. Because the bonus for the first quarter of 2015 was guaranteed, this amount is not included in this table, but is reported in the “Bonus” column of the Summary Compensation Table above.

(5)

Mr. Northern’s employment commenced on September 28, 2015.  Under the terms of his offer letter, he was guaranteed payment of his quarterly target bonus for fourth quarter of 2015 and the 2015 annual target bonus based on his actual salary earned in 2015. Because these bonuses were guaranteed, the amounts are not included in this table, but are reported in the “Bonus” column of the Summary Compensation Table above.

(6)

For Mr. Mogul, these options will vest upon achievement of the Linear MOIC Vesting condition during the term of the option as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above, contingent on his continued employment through the vesting date. These options have a term of 10 years from the date of grant.

(7)

For Ms. Kestler, one-third of these options will vest in equal annual installments over five years, contingent on her continued employment through each vesting date. The other two-thirds of the stock options will vest in four equal annual installments for 2015 and for each of the following three calendar years, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan for such year as adopted by the Board and with such other terms as are described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above. Because the Company did not meet the Adjusted EBITDA target for 2015, the 2015 vesting installment did not vest as of December 31, 2015, but remain eligible for vesting (i) at the end of the applicable four year vesting period based on achievement of the required Cumulative Adjusted EBITDA as described above, and (ii) upon achievement of the Linear MOIC Vesting condition during the term of the option as described above. These options have a term of 10 years from the date of grant.

(8)

For Mr. Northern, one-third of these options will vest in equal annual installments over five years, contingent on his continued employment through each vesting date. The other two-thirds of the stock options will vest upon achievement of the Linear MOIC Vesting condition during the term of the option as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above. These options have a term of 10 years from the date of grant.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Michael P. Mogul	266,667	(1)	—		453,334	(4)	16.46	6/13/2021
	—		—		265,000	(4)	16.46	7/16/2025
	266,667		—		718,334
Susan M. Crawford	16,667	(2)	66,666	(3)	166,667	(5)	16.46	4/24/2024
Jeanine Kestler	—		83,333	(3)	166,667	(5)	16.46	4/29/2025
Jeffrey Northern	—		83,333	(3)	166,667	(4)	16.46	12/9/2025
Brady Shirley	16,667	(2)	66,666	(3)	166,667	(5)	16.46	4/24/2024

(1)

On June 13, 2011, Mr. Mogul was granted an option to purchase 800,000 shares under the 2007 Plan in connection with his commencement of employment. The amount above reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable.

(2)

This amount reflects the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to each Ms. Crawford and Mr. Shirley on April 24, 2014 under the 2007 Plan. These options have a term of 10 years from the date of grant.

(3)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2014 to Ms. Crawford and Mr. Shirley and in 2015 to Ms. Kestler and Mr. Northern under the 2007 Plan. Twenty percent of the original Time-Based Tranche of Options vest on the following dates: Ms. Crawford and Mr. Shirley: April 24, 2016, April 24, 2017, April 24, 2018 and April 24, 2019; Ms. Kestler: April 29, 2016, April 29, 2017, April 29, 2018, April 29, 2019 and April 29, 2020; Mr. Northern: December 9, 2016, December 9, 2017, December 9, 2018, December 9, 2019 and December 9, 2020.

(4)

These amounts reflect the number of shares underlying the Linear MOIC Vesting Tranche of options that have not been earned (i.e., their performance conditions have not been satisfied). The “Linear MOIC Vesting Tranche” vests upon achievement by Blackstone of a minimum return of money on invested capital (MOIC) following the sale of all or a portion of its shares of DJO capital stock. See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(5)

These amounts reflect the number of shares underlying the Adjusted EBITDA Tranche of options granted to Ms. Crawford and Mr. Shirley in 2014 and Ms. Kestler in 2015 that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

Non-Qualified Deferred Compensation for 2015

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

The following table sets forth information for each of the NEO’s who participate in DJO LLC’s non-qualified deferred compensation plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Michael P. Mogul (1)	—	—	(897)	—	96,338

(1)	No amounts deferred were by Mr. Mogul or contributed by the Company under the Deferred Plan. The loss in the earnings column is not required to be included in Summary Compensation Table above.

Potential Payments Upon Termination or Change-in-Control

Of our NEOs, only Mr. Mogul is party to an employment agreement, which contains severance provisions. None of the other NEOs have a severance agreement or employment agreement. Mr. Mogul’s employment agreement provides that he is entitled to the following if he is terminated by us without cause (as defined above): (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times his base salary plus 1.5 times his target bonus for the year of termination, payable in equal installments in accordance with our standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2015:

Name	Base Salary Payment	Bonus Payment	Health Benefits	Value of Rollover Options	Total
Michael P. Mogul	$1,125,000	$1,125,000	$35,007	$—	$2,285,007
Susan M. Crawford	—	—	—	—	—
Jeanine Kestler	—	—	—	—	—
Jeffrey Northern	—	—	—	—	—
Brady Shirley	—	—	—	—	—

The options granted to our executive officers and other members of management prior to 2012 contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the NEO remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the MOIC Tranche (as described above), the vesting of which requires the achievement of the minimum return on MOIC targets following a liquidation by Blackstone of all or a portion of its equity interest in DJO or to the Adjusted EBITDA Tranche (as described above). The Time-Based Tranche of the options granted in 2014 to Ms. Crawford and Mr. Shirley and in 2015 to Ms. Kestler and Mr. Northern also contain change-in-control provisions that would result in accelerated vesting of this portion of such options upon the occurrence of a change-in-control.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our non-employee directors on an annual basis. During 2015, our Board consisted of the following persons: Mike S. Zafirovski, Michael P. Mogul, John R. Murphy, John Chiminski (until October 28, 2015), Julia Kahr, David N. Kestnbaum, Dr. Jacqueline Kosecoff, Ron Lawson, James Quella and Joel Hackney

(since December 9, 2015). Ms. Kahr and Mr. Kestnbaum are affiliated with Blackstone and are not compensated for serving as members of our Board. Mr. Mogul is our Chief Executive Officer and is not separately compensated for serving as a member of the Board.

The standard compensation package for directors who are not employed by, and who do not consult for, the Company or by any Blackstone-controlled entity (the “Eligible Directors”), consists of an annual fee of $80,000 for each such director, except as described below, and annual stock option grants valued at $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the Chairmen of the Compensation and Nominating and Corporate Governance Committees receive an annual fee of $15,000. Prior to 2015, the other members of the Audit Committee (who are Eligible Directors) received an annual fee of $15,000. Commencing in 2015, Committee members other than the Chairman of a committee will not receive a separate Committee fee.

On January 5, 2012, the Compensation Committee approved Mr. Zafirovski’s compensation as Chairman of the Board of DJO, consisting of annual cash compensation of $400,000 per year, and options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”.

On September 11, 2012, the Compensation Committee approved Mr. Lawson’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”.

On October 22, 2013, the Compensation Committee approved Mr. Quella’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”.

No separate compensation is paid to Mr. Mogul or Ms. Crawford for their services as Managers of DJOFL.

The following table sets forth the compensation earned by our directors for their services in 2015 (excluding Mr. Mogul, Ms. Kahr and Mr. Kestnbaum, who are not separately compensated as directors):

	Directors Compensation for 2015
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
John Chiminski (2)	$80,000	$63,664	$143,664
Joel Hackney (3)	—	—	—
Dr. Jacqueline Kosecoff	80,000	31,832	111,832
James R. Lawson	200,000	—	200,000
John R. Murphy	105,000	63,664	168,664
James Quella	200,000	—	200,000
Mike Zafirovski	400,000	—	400,000

(1)

Amounts shown for options awards reflect grant date fair value of options granted in 2015, in accordance with FASB ASC Topic 718. A discussion of the relevant assumptions used in the valuation is contained in Note 14 to the Consolidated Financial Statements. As of December 31, 2015, Dr. Kosecoff had 4,600 stock options outstanding (grant date fair values: 2015 grant: $31,832), Mr. Lawson had 90,001 stock options outstanding (grant date fair value: 2012 grant: $614,000), Mr. Murphy had 18,400 stock options outstanding (grant date fair value: 2012 grant: $27,968, 2013 grant: $26,680, 2015 grant: $63,644), Mr. Quella had 90,001 stock options outstanding (grant date fair value: 2013 grant: $612,000), and Mr. Zafirovski had 273,391 stock options outstanding (grant date fair value: 2012 grant: $1,846,903).

(2)	Mr. Chiminski resigned as director effective October 28, 2015. Mr. Chiminski’s unvested options terminated on the effective date of his resignation.
(3)	Mr. Hackney was elected director effective December 9, 2015.

Compensation Committee Interlocks and Insider Participation

During 2015, our Compensation Committee consisted of two designees of Blackstone, Ms. Kahr and Mr. Kestnbaum. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of March 25, 2016, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.44%
Directors and Executive Officers:
Michael P. Mogul
President, Chief Executive Officer and Director	218,712	266,667	*
Susan M. Crawford
Chief Financial Officer and Treasurer	—	33,334	*
Jeanine Kestler
Executive Vice President, Global Human Resources	—	16,667	*
Jeffrey Northern
Executive Vice President, Global Quality and Operations	—	—	—
Brady Shirley
President, DJO Surgical	—	33,334	*
Mike S. Zafirovski
Chairman of the Board	60,753	101,256	*
John Chiminski
Director	—	—	—
Joel Hackney
Director	—	—	—
Julia Kahr (4)
Director	—	—	—
David Kestnbaum (4)			—
Director	—	—	—
Dr. Jacqueline Kosecoff
Director	—	1,534	*
James Lawson
Director	60,753	33,334	*
John R. Murphy
Director	—	12,267	*
James Quella
Director	—	22,223	*
All Directors and executive officers as a group	388,034	1,002,879	2.76%

*	Less than 1%
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

(2)

Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 25, 2016 under DJO’s stock option plan. For the NEOs, this number includes portion of the Time-Based Tranche that have vested or will vest in 60 days.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,928,859	$16.13	801,508

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

As a privately held company, the DJO Board is not required to have a majority of independent directors. However, we believe that Messrs. Murphy, Hackney, Lawson and Quella and Dr. Kosecoff would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2015 and 2014 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2015	2014
Audit fees (1)	$2,285,406	$2,551,720
Audit-related fees (2)	28,095	29,645
Tax fees (3)	29,999	19,000

(1)

Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2015, audit fees included fees related to our debt refinancing, our acquisition activity, and our exit of the Empi business. In 2014, audit fees included fees related to our 2014 acquisition activity as well as the amendment of our senior secured credit facilities.

(2)

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2015 and 2014 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

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

(a) The following documents are filed as part of this Annual Report:

1.

The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2015 and 2015.
•	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013.
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013.
•	Consolidated Statements of (Deficit) Equity for the Years Ended December 31, 2015, 2014 and 2013.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:
3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).
4.1

Indenture, dated as of May 7, 2015, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee and Second Lien Agent, governing the 8.125% Second Lien Notes due 2021 (“Second Lien Notes”) (incorporated by reference to Exhibit 4.5 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.2

First Supplemental Indenture, dated as of May 7, 2015, by and among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee and Second Lien Agent, relating to the Second Lien Notes (incorporated by reference to Exhibit 4.6 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.3

Indenture, dated as of May 7, 2015, among DJOFL, DJO Finance Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee and Third Lien Agent, governing the 10.75% Third Lien Notes due 2020 (“Third Lien Notes”) (incorporated by reference to Exhibit 4.8 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

4.4

Indenture, dated as of March 20, 2012, by and among DJOFL, Finco, the guarantors named therein and the Bank of New York Mellon, as Trustee and Second Lien Agent, governing the 9.75% Senior Subordinated Notes due 2017 (“Subordinated Notes”) (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on October 21,2010).

4.5

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

10.8*

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

10.11*+	Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2012.
10.12*+	Form of Amendment No. 1 to Amended and Restated Nonstatutory Stock Option Agreement (New Hires) for options granted in 2012.
10.13*+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2013.
10.14*+	Form of Amendment No. 1 to Nonstatutory Stock Option Agreement (New Hires) for options granted in 2013.
10.15*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2014.
10.16*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2014.
10.17*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2015.
10.18*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2015.
10.19*

Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA Only Vesting Options)  (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015).

10.20*

Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA and Time-Based Vesting Options) (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015).

10.21*

Form of Amended and Restated Nonstatutory Stock Option Agreement, dated as of September 16, 2015 (Options granted before 2012) (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015).

10.22*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in after August 2015.
10.23*+	Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires after August 2015.
10.24*

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

10.27*

Form of Severance Protection Agreement, approved by Compensation Committee on February 25, 2011, entered into between DJO and Ms. Capps and Messrs. Faulstick, Roberts, Capizzi, Murphy and Holman (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.28*	Employment Agreement, dated as of May 31, 2011, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).
10.29*

Amendment to Employment Agreement, dated as of April 9, 2012, between DJO Global, Inc. and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.30*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.31

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.32

First Amendment to Management Stockholders Agreement, dated November 20, 2007, by and between DJO, certain Blackstone stockholders and certain management stockholders (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.33

Transaction and Monitoring Fee Agreement, dated November 3, 2006, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.24 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.34

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.35

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (Incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.36

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (Incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.37

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (Incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.38

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

10.41

Credit Agreement, dated as of May 7, 2015, among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.42

Security Agreement, dated as of May 7, 2015, among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.43

Credit Agreement, dated as of May 7, 2015, by and among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.44

Security Agreement, dated as of May 7, 2015, by and among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.45

Second Lien Security Agreement, dated as of May 7, 2015, by and among DJOFL, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 4.7 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.46

Third Lien Security Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Third Lien Agent (incorporated by reference to Exhibit 4.9 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.47

Registration Rights Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the guarantors party thereto and Credit Suisse Securities (USA) LLC with respect to the Third Lien Notes (incorporated by reference to Exhibit 4.10 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

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
101+

The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2015, (iv) the Consolidated Statements of (Deficit) Equity for each of the three years in the period ended December 31, 2015, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement
+	filed herewith

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Sales Discounts and Other Allowances
Balance as of December 31, 2012	$29,102
Provision	53,590
Write-offs, net of recoveries	(43,112)
Balance as of December 31, 2013	$39,580
Provision	61,598
Write-offs, net of recoveries	(61,923)
Balance as of December 31, 2014	$39,255
Provision	72,723
Write-offs, net of recoveries	(68,630)
Balance as of December 31, 2015	$43,348

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2016		DJO FINANCE LLC

	By:	/s/ Michael P. Mogul
Michael P. Mogul President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Mogul	President, Chief Executive Officer and Manager	March 25, 2016
Michael P. Mogul	(Principal Executive Officer)

/s/ Susan M. Crawford	Executive Vice President, Chief Financial Officer,	March 25, 2016
Susan M. Crawford	Treasurer and Manager

/s/ Donald M. Roberts	Executive Vice President, General Counsel,	March 25, 2016
Donald M. Roberts	Secretary and Manager