Form 10-Q
period 2016-04-01
DJO Finance LLC
filed 2016-05-11
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

or

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

As of May 10, 2016, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	April 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$37,244	$48,943
Accounts receivable, net	172,392	172,360
Inventories, net	176,533	174,573
Prepaid expenses and other current assets	25,258	21,179
Current assets of discontinued operations	-	2,878
Total current assets	411,427	419,933
Property and equipment, net	125,891	117,273
Goodwill	1,020,858	1,018,104
Intangible assets, net	729,938	749,045
Other assets	5,471	5,174
Non current assets of discontinued operations	-	29
Total assets	$2,293,585	$2,309,558
Liabilities and Deficit
Current liabilities:
Accounts payable	$76,296	$58,492
Accrued interest	39,747	16,998
Current portion of debt obligations	10,550	10,550
Other current liabilities	87,775	102,173
Current liabilities of discontinued operations	2,934	13,371
Total current liabilities	217,302	201,584
Long-term debt obligations	2,342,179	2,344,562
Deferred tax liabilities, net	217,903	213,856
Other long-term liabilities	19,442	15,092
Total liabilities	$2,796,826	$2,775,094
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,715	841,510
Accumulated deficit	(1,331,659)	(1,293,339)
Accumulated other comprehensive loss	(16,232)	(16,341)
Total membership deficit	(506,176)	(468,170)
Noncontrolling interests	2,935	2,634
Total deficit	(503,241)	(465,536)
Total liabilities and deficit	$2,293,585	$2,309,558

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	April 1, 2016	March 28, 2015
Net sales	$278,906	$247,511
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,407 and $7,535 for the three months ended April 1, 2016 and March 28, 2015, respectively)	118,083	101,884
Selling, general and administrative	121,929	107,185
Research and development	9,854	8,864
Amortization of intangible assets	19,578	19,828
	269,444	237,761
Operating income	9,462	9,750
Other (expense) income:
Interest expense, net	(42,270)	(42,866)
Other income (expense), net	284	(4,156)
	(41,986)	(47,022)
Loss before income taxes	(32,524)	(37,272)
Income tax provision	(5,413)	(1,945)
Net loss from continuing operations	(37,937)	(39,217)
Net (loss) income from discontinued operations	(190)	3,992
Net loss	(38,127)	(35,225)
Net income attributable to noncontrolling interests	(193)	(301)
Net loss attributable to DJO Finance LLC	$(38,320)	$(35,526)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	April 1, 2016	March 28, 2015
Net loss	$(38,127)	$(35,225)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(277) and $492 for the three months ended April 1, 2016 and March 28, 2015, respectively	5,608	(9,442)
Unrealized loss on cash flow hedges, net of tax provision of zero for the three months ended April 1, 2016	(5,391)	—
Other comprehensive income (loss)	217	(9,442)
Comprehensive loss	(37,910)	(44,667)
Comprehensive income attributable to noncontrolling interests	(301)	(17)
Comprehensive loss attributable to DJO Finance LLC	$(38,211)	$(44,684)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2015	$841,510	$(1,293,339)	$(16,341)	$(468,170)	$2,634	$(465,536)
Net (loss) income	—	(38,320)	—	(38,320)	193	(38,127)
Other comprehensive income, net of taxes	—	—	109	109	108	217
Stock-based compensation, net of taxes	205	—	—	205	—	205
Balance at April 1, 2016	$841,715	$(1,331,659)	$(16,232)	$(506,176)	$2,935	$(503,241)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 1, 2016	March 28, 2015
Cash flows from operating activities:
Net loss	$(38,127)	$(35,225)
Net loss (income) from discontinued operations	190	(3,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,324	8,214
Amortization of intangible assets	19,578	19,828
Amortization of debt issuance costs and non-cash interest expense	1,892	2,288
Stock-based compensation expense	205	613
Loss on disposal of assets, net	91	74
Deferred income tax expense	2,652	7,291
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,406	3,024
Inventories	1,577	(8,098)
Prepaid expenses and other assets	(3,296)	2,827
Accrued interest	22,748	25,950
Accounts payable and other current liabilities	(7,363)	(13,643)
Net cash provided by continuing operating activities	11,877	9,151
Net cash (used in) provided by discontinued operations	(7,720)	5,991
Net cash provided by operating activities	4,157	15,142
Cash flows from investing activities:
Purchases of property and equipment	(12,021)	(6,217)
Net cash used in investing activities from continuing operations	(12,021)	(6,217)
Net cash provided by investing activities from discontinued operations	—	—
Net cash used in investing activities	(12,021)	(6,217)
Cash flows from financing activities:
Proceeds from issuance of debt	6,000	17,000
Repayments of debt obligations	(10,275)	(20,019)
Net cash used in financing activities	(4,275)	(3,019)
Effect of exchange rate changes on cash and cash equivalents	440	(1,362)
Net (decrease) increase in cash and cash equivalents	(11,699)	4,544
Cash and cash equivalents at the beginning of the period	48,943	31,144
Cash and cash equivalents at the end of the period	$37,244	$35,688

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,674	$14,574
Cash paid for taxes, net	$1,351	$2,302

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$7,027	$2,514

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

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold transcutaneous electrical nerve stimulation (TENS) devices for pain relief, other electrotherapy and orthopedic products and the related supplies.  Empi was facing a challenging regulatory and compliance environment, decreasing reimbursement rates and remained below the level needed to reach adequate profitability within an economically justified period of time. Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations.

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

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial

Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete annual financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first quarter of 2016 had more shipping days than in the first quarter 2015.

Recent Accounting Standards

In May 2014, the FASB issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

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

In April 2015, the FASB issued an accounting standards update related to internal-use software. The standard provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this ASU with prospective application in the first quarter of 2016. Adoption of this new guidance did not have a material effect on the Company’s financial statements.

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

In September 2015, the FASB issued an accounting standards update which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. Adoption of this new guidance did not have a material effect on the Company’s financial statements.

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

In January 2016, the FASB issued an accounting standards update which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

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

In March 2016, the FASB issued an accounting standards update which affects the accounting for employee share-based payments. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for interim and annual reporting periods beginning after beginning after December 15, 2016. Early adoption is permitted. Adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

2. DIVESTITURES

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

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Net sales	$—	$32,590
Costs and operating expenses:
Cost of sales	—	7,358
Selling, general and administrative	—	12,587
Research and development	—	36
Amortization of intangible assets	—	2,282
Other (loss) income	(190)	50
(Loss) income from discontinued operations before income taxes	$(190)	$10,377
Income tax provision	—	(6,385)
Net (loss) income from discontinued operations	$(190)	$3,992

Net liabilities for discontinued operations are as follows (in thousands):

	April 1,	December 31,
	2016	2015
Accounts receivable, net	$—	$2,743
Other current assets	—	135
Property and equipment, net	—	22
Intangible and other non-current assets	—	7
Total assets	—	2,907
Accounts payable and other liabilities	2,934	13,371
Net liabilities	$(2,934)	$(10,464)

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Balance, beginning of period	$32,893	$23,585
Provision for doubtful accounts	5,036	5,711
Write-offs, net of recoveries	(4,562)	(1,875)
Balance, end of period	$33,367	$27,421

Our allowance for sales returns balance was $3.0 million and $3.6 million as of April 1, 2016 and March 28, 2015, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	April 1, 2016	December 31, 2015
Components and raw materials	$58,114	$57,372
Work in process	10,349	10,330
Finished goods	99,291	99,167
Inventory held on consignment	30,909	29,746
	198,663	196,615
Inventory reserves	(22,130)	(22,042)
	$176,533	$174,573

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Balance, beginning of period	$22,042	$22,094
Provision charged to costs of sales	1,446	1,825
Write-offs, net of recoveries	(1,358)	(1,126)
Balance, end of period	$22,130	$22,793

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 1, 2016 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$333,022	$1,115,110
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2015	483,258	200,001	1,823	333,022	1,018,104
Current Year Activity:
Foreign currency translation	—	—	—	2,754	2,754
Balance, end of period
Goodwill	483,258	249,601	49,229	335,776	1,117,864
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at April 1, 2016	$483,258	$200,001	$1,823	$335,776	$1,020,858

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

April 1, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$476,967	$(333,105)	$143,862
Patents and technology	446,907	(253,969)	192,938
Trademarks and trade names	29,784	(13,453)	16,331
Distributor contracts and relationships	4,793	(4,047)	746
Non-compete agreements	6,685	(6,010)	675
	$965,136	$(610,584)	354,552
Indefinite-lived intangible assets:
Trademarks and trade names			375,386
Net identifiable intangible assets			$729,938

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,776	$(320,991)	$154,785
Patents and technology	446,854	(246,509)	200,345
Trademarks and trade names	29,737	(12,695)	17,042
Distributor contracts and relationships	4,693	(3,875)	818
Non-compete agreements	6,607	(5,714)	893
	$963,667	$(589,784)	$373,883
Indefinite-lived intangible assets:
Trademarks and trade names			375,162
Net identifiable intangible assets			$749,045

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.4 years for customer relationships, 7.6 years for patents and technology, 1.6 years for distributor contracts and relationships, 6.5 years for trademarks and trade names, and 1.7 years for non-compete agreements. Based on our amortizable intangible asset balance as of April 1, 2016, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2016	$56,974
2017	66,153
2018	57,930
2019	53,046
2020	37,075
Thereafter	83,374
$354,552

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	April 1, 2016	December 31, 2015
Accrued wages and related expenses	$25,272	$29,031
Accrued commissions	16,026	20,479
Accrued rebates	8,812	13,433
Accrued other taxes	2,981	4,196
Accrued professional expenses	4,604	3,164
Income taxes payable	1,409	1,612
Deferred tax liability	169	163
Other accrued liabilities	28,502	30,095
	$87,775	$102,173

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of April 1, 2016 we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 1, 2016	December 31, 2015
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	$—	$1,313
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$692	$282
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	3,610	—

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of gain (loss)	April 1, 2016	March 28, 2015
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$10	$—
Foreign exchange forward contracts not designated as hedges	Other income, net	$—	$4

 The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Interest rate cap agreements designated as cash flow hedges	$(5,391)	$—

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of April 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$4,302	$—	$4,302

As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$1,313	$—	$1,313
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$282	$—	$282

9. DEBT

Debt obligations consist of the following (in thousands):

	April 1, 2016	December 31, 2015
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $2.0 million and $2.1 million as of April 1, 2016 and December 31, 2015, respectively	$29,006	$27,886
Term loan:
$1,047.1 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $14.4 million and $15.3 million as of April 1, 2016 and December 31, 2015, respectively	1,032,644	1,037,117
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $16.3 million and $16.9 million as of April 1, 2016 and December 31, 2015, respectively	998,745	998,137
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $7.7 million and $8.1 million as of April 1, 2016 and December 31, 2015, respectively	290,805	290,443
$300.0 million 9.75% Senior subordinated notes	1,529	1,529
Total debt	2,352,729	2,355,112
Current maturities	(10,550)	(10,550)
Long-term debt	$2,342,179	$2,344,562

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

A portion of the proceeds from the Credit Facilities was used to repay in full all amounts due and owing under the revolving credit facility and Tranche B term loans, originally entered into on November 20, 2007, as subsequently amended and restated, and further amended from time to time, by and among DJO Finance LLC (the “Company”), DJO Holdings LLC (“DJO Holdings”), Credit Suisse AG, as administrative agent, and the lenders party thereto.

As of April 1, 2016, the market values of our Term Loan and drawings under the ABL Facility were $1,047.1 million and $31.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%. As of April 1, 2016 our weighted average interest rate for all borrowings under the Credit Facilities was 4.19%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of April 1, 2016, our actual senior secured first lien net leverage ratio was 4.16:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of April 1, 2016, we were in compliance with all applicable covenants.

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

The net proceeds from the issuance of the 8.125% Notes were used, together with borrowings under the Credit Facilities and cash on hand, to repay our prior notes (see below), repay prior credit facilities and pay all related fees and expenses.

The 8.125% Notes and related guarantees are secured by second-priority liens on the Term Loan Collateral and third-priority liens on the ABL Collateral, in each case subject to permitted liens.

As of April 1, 2016, the market value of the 8.125% Notes was $903.4 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. Prior to June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes redeemed, plus accrued and unpaid interest plus the “make-whole” premium set forth in the indenture governing the 8.125% Notes. On and after June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at the redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, we may redeem, using net proceeds from certain equity offerings, (i) up to 15% of the principal amount prior to June 15, 2019 at a price equal to 103% of the principal amount being redeemed, and/or (ii) up to 35% of the principal amount prior to June 15, 2018, at a price equal to 108.125% of the principal amount being redeemed, plus accrued and unpaid interest, in each case using an amount not to exceed the net proceeds from certain equity offerings.

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

As of April 1, 2016, the market value of the 10.75% Notes was $244.7 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. We have the option to redeem the 10.75% Notes, in whole or in part, after May 7, 2015, at the redemption prices set forth in the indenture governing the 10.75% Notes, plus accrued and unpaid interest.

9.75% Senior Subordinated Notes

On October 18, 2010, we issued $300.0 million aggregate principal amount of 9.75% Senior Subordinated Notes (9.75% Notes and, collectively with the 10.75% Notes and the 8.125% Notes, the “Notes”) maturing on October 15, 2017. The 9.75% Notes are guaranteed fully and unconditionally on an unsecured senior basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantee any of DJOFL’s indebtedness, or any indebtedness of DJOFL’s domestic subsidiaries.

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. As of April 1, 2016, $1.5 million aggregate principal of the 9.75% Notes remains outstanding.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of April 1, 2016, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of April 1, 2016 and December 31, 2015, we had $13.8 million and $14.5 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Consolidated Balance Sheets.

For the three months ended April 1, 2016 and March 28, 2015, amortization of debt issuance costs was $0.7 million and $2.1 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

10. INCOME TAXES

Income taxes for the interim periods presented have been included in our Unaudited Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. The income tax expense for these periods differed from the amounts which would have been recorded using the U.S. statutory rate due primarily to certain valuation allowances provided against deferred tax assets, the impact of nondeductible expenses, foreign taxes, deferred taxes on the assumed repatriation of foreign earnings and tax amortization of goodwill and indefinite-lived intangibles.

For the three months ended April 1, 2016, we recorded income tax provision of $5.4 million on pre-tax losses of $32.5 million, resulting in a negative effective tax rate of 16.6%. For the three months ended March 28, 2015, we recorded income tax provision of approximately $1.9 million on pre-tax losses of $37.3 million, resulting in a negative effective tax rate of 5.2%.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $14.7 million on the deferred tax assets related to the net operating loss carry forwards generated in the three months ended April 1, 2016. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward amount.

At April 1, 2016, our gross unrecognized tax benefits were $16.0 million reflecting an increase of $1.1 million from the unrecognized amount of $14.9 million at December 31, 2015. As of April 1, 2016, we have $3.0 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.9 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of April 1, 2016, we have unrecognized various foreign and U.S. state tax benefits of approximately $6.2 million, which, if recognized, would impact our effective tax rate in future periods.

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

Options issued under the 2007 Plan can be either incentive stock options or non-qualified stock options. The exercise price of stock options granted will not be less than 100% of the fair market value of the underlying shares on the date of grant and the options will expire no more than ten years from the date of grant.

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

In July 2015, all outstanding options granted to employees in 2012 and later years were amended to modify the MOIC vesting provision as described below. These options vest in four equal installments beginning with the year of grant and for each of the three calendar years following the year of grant, with each such installment vesting only if the final reported financial results for such year show that the Adjusted EBITDA for such year equaled or exceeded the Adjusted EBITDA amount in the financial plan approved by DJO’s Board of Directors for such year (Performance Options). In the event that the Adjusted EBITDA in any of such four years falls short of the amount of Adjusted EBITDA in the financial plan for that year, the installment that did not therefore vest at the end of such year shall be eligible for subsequent vesting at the end of the four year vesting period if the cumulative Adjusted EBITDA for such four years equals or exceeds the cumulative Adjusted EBITDA in the financial plans for such four years and the Adjusted EBITDA in the fourth vesting year equals or exceeds the Adjusted EBITDA in the financial plan for such year. In addition, as amended in July 2015, such options also provide that in the event Blackstone achieves the same MOIC requirement described above for the Market Return Options, any unvested installments from prior years and all installments for future years shall thereupon vest.

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

In 2013 and 2014, options were granted to employees following the net exercise of the options they received in 2007 in exchange for options that had previously been granted in DJO’s predecessor company (Rollover Options), which were scheduled to expire in 2013 and 2014, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the three months ended April 1, 2016, the compensation committee granted 438,000 options to employees, of which 377,832 were Market Return Options and 60,168 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and the Director Service Options, granted during the three months ended April 1, 2016 was $5.99, respectively.

During the three months ended March 28, 2015, the compensation committee granted 261,121 options to employees, of which 215,834 were Performance Options, 24,166 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Service Options, granted during the three months ended March 28, 2015 were $6.07, $5.27, and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended
	April 1, 2016	March 28, 2015
Expected volatility	33.3%	33.3%
Risk-free interest rate	1.6%	1.5%-2.0%
Expected years until exercise	6.5	5.1-8.3
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Cost of sales	$30	$30
Operating expenses:
Selling, general and administrative	172	579
Research and development	3	4
	$205	$613

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2016. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2017, and 2018 as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted in 2015 or 2016.

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

13. COMMITMENTS AND CONTINGENCIES

Pain Pump Litigation

Over the past 9 years, we were named in numerous product liability lawsuits in the United States involving our prior distribution of a disposable drug infusion pump product (pain pump) manufactured by two third-party manufacturers that was distributed through our Bracing and Vascular segment. We currently are a defendant in one U.S. case and a lawsuit in Canada which has been granted class action status for a class of approximately 45 claimants. We discontinued our sale of these products in the second quarter of 2009. These cases have been brought against the manufacturers and certain distributors of these pumps. All of these lawsuits allege that the use of these pumps with certain anesthetics for prolonged periods after certain shoulder surgeries or, less commonly, knee surgeries, has resulted in cartilage damage to the plaintiffs. Except for the payment by the Company of policy deductibles or self-insured retentions, our products liability carriers in three policy periods have paid the defense costs and settlements related to these claims, subject to reservation of rights to deny coverage for customary matters, including punitive damages and off-label promotion.  We have engaged in settlement discussions with the Canadian plaintiffs and have reached an agreement in principal to settle these claims with a payment in the first quarter of 2017 in an amount that is covered in part by the remaining limits under the insurance policy for the applicable reporting period, with the balance to be paid by the Company, which amount is not material to the Company’s financial position or the results of its operations.

BGS Qui Tam Action

In 2005, we were named as a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that from 1993 to the present, the defendants engaged in Medicare fraud and violated federal and state false claims acts by seeking reimbursement for bone growth stimulation devices as purchased items rather than rental items. The relator also alleges that the defendants engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that the other three defendants have reached settlements. In April, 2016, the Court granted DJO’s motion for summary judgment resulting in the dismissal of all of the remaining causes of action in this lawsuit and the relator has agreed not to appeal this ruling.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the United States and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have appealed the decision to the US Court of Appeals for the Ninth Circuit.

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

New Jersey Orthotics Investigation

In July 2013 we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the states of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoena. We cannot provide any assurance as to the outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

14. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended April 1, 2016 and March 28, 2015, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

International Segment

Our International segment, which generates most of its revenues in Europe, sells all of our products and certain third-party products through a combination of direct sales representatives and independent distributors.

Information regarding our reportable business segments is presented below (in thousands). Segment results exclude the impact of amortization and impairment of goodwill and intangible assets, certain general corporate expenses, and charges related to various integration activities, as defined by management. The accounting policies of the reportable segments are the same as the accounting policies of the Company. We allocate resources and evaluate the performance of segments based on net sales, gross profit, operating income and other non-GAAP measures, as defined in our Credit Facilities. We do not allocate assets to reportable segments because a significant portion of our assets are shared by the segments.

	Three Months Ended
	April 1, 2016	March 28, 2015
Net sales:
Bracing and Vascular	$124,216	$113,904
Recovery Sciences	36,575	34,525
Surgical Implant	43,050	26,926
International	75,065	72,156
	$278,906	$247,511
Operating income:
Bracing and Vascular	$20,534	$20,896
Recovery Sciences	6,445	3,930
Surgical Implant	7,229	4,320
International	8,989	12,385
Expenses not allocated to segments and eliminations	(33,735)	(31,781)
	$9,462	$9,750

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended
	April 1, 2016	March 28, 2015
Net sales:
United States	$203,841	$175,355
Other Europe, Middle East and Africa	36,459	33,694
Germany	21,003	21,034
Australia and Asia Pacific	10,002	9,891
Canada	5,737	5,352
Latin America	1,864	2,185
	$278,906	$247,511

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,974	$1,321	$21,949	$—	$37,244
Accounts receivable, net	—	124,797	47,595	—	172,392
Inventories, net	—	138,641	51,830	(13,938)	176,533
Prepaid expenses and other current assets	10	16,919	8,329	—	25,258
Total current assets	13,984	281,678	129,703	(13,938)	411,427
Property and equipment, net	—	112,088	13,878	(75)	125,891
Goodwill	—	951,005	102,071	(32,218)	1,020,858
Intangible assets, net	—	718,717	11,221	—	729,938
Investment in subsidiaries	1,297,699	1,687,724	52,749	(3,038,172)	—
Intercompany receivables	578,904	—	—	(578,904)	—
Other non-current assets	—	1,315	4,156	—	5,471
Total assets	$1,890,587	$3,752,527	$313,778	$(3,663,307)	$2,293,585
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$66,096	$10,200	$—	$76,296
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	40,424	59,414	27,684	—	127,522
Current liabilities of discontinued operations		2,934			2,934
Total current liabilities	50,974	128,444	37,884	—	217,302
Long-term debt obligations	2,342,179	—	—	—	2,342,179
Deferred tax liabilities, net	—	211,940	5,963	—	217,903
Intercompany payables, net	—	378,776	146,914	(525,690)	—
Other long-term liabilities	3,610	15,157	675	—	19,442
Total liabilities	2,396,763	734,317	191,436	(525,690)	2,796,826
Noncontrolling interests	—	—	2,935	—	2,935
Total membership (deficit) equity	(506,176)	3,018,210	119,407	(3,137,617)	(506,176)
Total liabilities and (deficit) equity	$1,890,587	$3,752,527	$313,778	$(3,663,307)	$2,293,585

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$243,660	$75,495	$(40,249)	$278,906
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,407)	—	94,841	64,394	(41,152)	118,083
Selling, general and administrative	—	97,810	24,119	—	121,929
Research and development	—	8,881	973	—	9,854
Amortization of intangible assets	—	19,147	431	—	19,578
	—	220,679	89,917	(41,152)	269,444
Operating income (loss)	—	22,981	(14,422)	903	9,462
Other (expense) income:
Interest (expense) income, net	(42,283)	20	(7)	—	(42,270)
Other (expense) income, net	—	(8,020)	8,304	—	284
Intercompany income (expense) , net	—	363	118	(481)	—
Equity in income (loss) of subsidiaries, net	3,962	—	—	(3,962)	—
	(38,321)	(7,637)	8,415	(4,443)	(41,986)
(Loss) income before income taxes	(38,321)	15,344	(6,007)	(3,540)	(32,524)
Income tax provision	—	(4,407)	(1,006)	—	(5,413)
Net (loss) income from continuing operations	(38,321)	10,937	(7,013)	(3,540)	(37,937)
Net loss from discontinued operations		(190)			(190)
Net (loss) income	(38,321)	10,747	(7,013)	(3,540)	(38,127)
Net income attributable to noncontrolling interests	—	—	(193)	—	(193)
Net (loss) income attributable to DJOFL	$(38,321)	$10,747	$(7,206)	$(3,540)	$(38,320)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(38,321)	$10,747	$(7,013)	$(3,540)	$(38,127)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $277	—	—	5,608	—	5,608
Unrealized loss on cash flow hedges, net of tax provision of zero	(5,391)	—	—	—	(5,391)
Other comprehensive (loss) income	(5,391)	—	5,608	—	217
Comprehensive (loss) income	(43,712)	10,747	(1,513)	(3,540)	(37,910)
Comprehensive income attributable to noncontrolling interests	—	—	(301)	—	(301)
Comprehensive (loss) income attributable to DJO Finance LLC	$(43,712)	$10,747	$(1,814)	$(3,540)	$(38,211)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(38,321)	$10,747	$(7,013)	$(3,540)	$(38,127)
Net loss from discontinued operations		190			$190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	9,123	1,214	(13)	10,324
Amortization of intangible assets	—	19,147	431	—	19,578
Amortization of debt issuance costs and non-cash interest expense	1,892	—	—	—	1,892
Stock-based compensation expense	—	205	—	—	205
Loss (gain) on disposal of assets, net	—	17	75	(1)	91
Deferred income tax expense (benefit)	—	2,917	(265)	—	2,652
Equity in (loss) income of subsidiaries, net	(3,962)	—	—	3,962	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	3,287	(1,881)	—	1,406
Inventories	—	4,066	(1,275)	(1,214)	1,577
Prepaid expenses and other assets	1,345	(4,351)	(1,055)	765	(3,296)
Accounts payable and other current liabilities	21,377	(3,457)	(1,636)	(899)	15,385
Net cash (used in) provided by continuing operating activities	(17,669)	41,891	(11,405)	(940)	11,877
Net cash (used in) discontinued operations	-	(7,720)	—	-	(7,720)
Net cash (used in) provided by operating activities	(17,669)	34,171	(11,405)	(940)	4,157
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(10,939)	(1,081)	(1)	(12,021)
Net cash used in investing activities from continuing operations	—	(10,939)	(1,081)	(1)	(12,021)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—
Net cash used in investing activities	—	(10,939)	(1,081)	(1)	(12,021)
Cash Flows From Financing Activities:
Intercompany	6,245	(22,071)	14,885	941	—
Proceeds from issuance of debt	6,000	—	—	—	6,000
Repayments of debt obligations	(10,275)	—	—	—	(10,275)
Net cash provided by (used in) financing activities	1,970	(22,071)	14,885	941	(4,275)
Effect of exchange rate changes on cash and cash equivalents	—	—	440	—	440
Net (decrease) increase in cash and cash equivalents	(15,699)	1,161	2,839	—	(11,699)
Cash and cash equivalents, beginning of year	29,673	160	19,110	—	48,943
Cash and cash equivalents, end of year	$13,974	$1,321	$21,949	$-	$37,244

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29,673	$160	$19,110	$—	$48,943
Accounts receivable, net	—	128,085	44,275	—	172,360
Inventories, net	—	142,033	31,803	737	174,573
Prepaid expenses and other current assets	42	13,301	7,836	—	21,179
Current assets of discontinued operations		2,878	-	—	2,878
Total current assets	29,715	286,457	103,024	737	419,933
Property and equipment, net	—	103,637	13,721	(85)	117,273
Goodwill	—	951,005	98,309	(31,210)	1,018,104
Intangible assets, net	—	737,798	11,247	—	749,045
Investment in subsidiaries	1,297,699	1,687,724	50,741	(3,036,164)	—
Intercompany receivables	575,483	—	—	(575,483)	—
Other non-current assets	1,313	1,193	2,668	—	5,174
Non current assets of discontinued operations	—	29	-	—	29
Total assets	$1,904,210	$3,767,843	$279,710	$(3,642,205)	$2,309,558
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$49,394	$9,098	$—	$58,492
Current portion of debt obligations	10,550	—	-	—	10,550
Other current liabilities	17,268	73,260	28,643	—	119,171
Current liabilities of discontinued operations	-	13,371	-	—	13,371
Total current liabilities	27,818	136,025	37,741	—	201,584
Long-term debt obligations	2,344,562	—	—	—	2,344,562
Deferred tax liabilities, net	—	209,179	4,677	—	213,856
Intercompany payables, net	—	400,216	131,138	(531,354)	—
Other long-term liabilities	—	14,441	651	—	15,092
Total liabilities	2,372,380	759,861	174,207	(531,354)	2,775,094
Noncontrolling interests	—	—	2,634	—	2,634
Total membership (deficit) equity	(468,170)	3,007,982	102,869	(3,110,851)	(468,170)
Total liabilities and (deficit) equity	$1,904,210	$3,767,843	$279,710	$(3,642,205)	$2,309,558

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$218,392	$70,536	$(41,417)	$247,511
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,535)	—	90,921	53,334	(42,371)	101,884
Selling, general and administrative	—	84,338	22,847	—	107,185
Research and development	—	7,882	982	—	8,864
Amortization of intangible assets	—	19,198	630	—	19,828
	—	202,339	77,793	(42,371)	237,761
Operating income (loss)	—	16,053	(7,257)	954	9,750
Other (expense) income:
Interest (expense) income, net	(42,871)	12	(7)	—	(42,866)
Other expense, net	—	(525)	(3,631)	-	(4,156)
Intercompany income (expense), net	-	319	25	(344)	-
Equity in income of subsidiaries, net	7,344	-	—	(7,344)	-
	(35,527)	(194)	(3,613)	(7,688)	(47,022)
(Loss) income before income taxes	(35,527)	15,859	(10,870)	(6,734)	(37,272)
Income tax provision	—	(1,603)	(342)	—	(1,945)
Net (loss) income from continuing operations	(35,527)	14,256	(11,212)	(6,734)	(39,217)
Net income from discontinued operations	—	3,992	—	—	3,992
Net loss (income)	(35,527)	18,248	(11,212)	(6,734)	(35,225)
Net income attributable to noncontrolling interests	—	—	(301)	—	(301)
Net (loss) income attributable to DJOFL	$(35,527)	$18,248	$(11,513)	$(6,734)	$(35,526)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(35,527)	$18,248	$(11,212)	$(6,734)	$(35,225)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $492	—	—	(9,442)	—	(9,442)
Other comprehensive loss	—	—	(9,442)	—	(9,442)
Comprehensive (loss) income	(35,527)	18,248	(20,654)	(6,734)	(44,667)
Comprehensive income attributable to noncontrolling interests	—	—	(17)	—	(17)
Comprehensive (loss) income attributable to DJO Finance LLC	$(35,527)	$18,248	$(20,671)	$(6,734)	$(44,684)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three months Ended March 28, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(35,527)	$18,248	$(11,212)	$(6,734)	$(35,225)
Net income from discontinued operations	—	(3,992)	—	—	(3,992)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	7,038	1,202	(26)	8,214
Amortization of intangible assets	—	19,198	630	—	19,828
Amortization of debt issuance costs and non-cash interest expense	2,288	—	—	—	2,288
Stock-based compensation expense	—	613	—	—	613
Gain on disposal of assets, net	—	40	34	—	74
Deferred income tax expense (benefit)	—	7,631	(340)	-	7,291
Equity in (loss) income of subsidiaries, net	(7,344)	—	—	7,344	—
Changes in operating assets and liabilities:
Accounts receivable	—	4,992	(1,968)	—	3,024
Inventories	—	(19)	(5,291)	(2,788)	(8,098)
Prepaid expenses and other assets	44	2,325	265	193	2,827
Accounts payable and other current liabilities	25,950	(14,158)	(4,100)	4,615	12,307
Net cash (used in) provided by continuing operating activities	(14,589)	41,916	(20,780)	2,604	9,151
Net cash provided by discontinued operations	—	5,991	—	—	5,991
Net cash (used in) provided by operating activities	(14,589)	47,907	(20,780)	2,604	15,142
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(4,715)	(1,505)	3	(6,217)
Net cash (used in) provided by investing activities from continuing operations	—	(4,715)	(1,505)	3	(6,217)
Net cash provided by investing activities from discontinued operations	—	—	—	—	—
Net cash (used in) provided by investing activities	—	(4,715)	(1,505)	3	(6,217)
Cash Flows from Financing Activities:
Intercompany	33,363	(49,366)	18,610	(2,607)	—
Proceeds from issuance of debt	17,000	—	—	—	17,000
Repayments of debt	(20,000)	—	(19)	—	(20,019)
Net cash provided by (used in) financing activities	30,363	(49,366)	18,591	(2,607)	(3,019)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,362)	—	(1,362)
Net increase (decrease) in cash and cash equivalents	15,774	(6,174)	(5,056)	—	4,544
Cash and cash equivalents at beginning of period	12,958	3	18,183	—	31,144
Cash and cash equivalents at end of period	$28,732	$(6,171)	$13,127	$—	$35,688

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2016 describes these important risk factors that may affect our business, financial condition, results of operation, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, DonJoy Performance®,  ProCare®, CMF™, MotionCareTM, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and Exos™.

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

	Three Months Ended
($ in thousands)	April 1, 2016	March 28, 2015
Bracing and Vascular:
Net sales	$124,216	$113,904
Operating income	20,534	20,896
Operating income as a percent of net segment sales	16.5%	18.3%
Recovery Sciences:
Net sales	$36,575	$34,525
Operating income	6,445	3,930
Operating income as a percent of net segment sales	17.6%	11.4%
Surgical Implant:
Net sales	$43,050	$26,926
Operating income	7,229	4,320
Operating income as a percent of net segment sales	16.8%	16.0%
International:
Net sales	$75,065	$72,156
Operating income	8,989	12,385
Operating income as a percent of net segment sales	12.0%	17.2%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	April 1, 2016		March 28, 2015
Net sales	$278,906	100.0%	$247,511	100.0%
Costs and operating expenses:
Cost of sales (1)	118,083	42.3	101,884	41.2
Selling, general and administrative	121,929	43.7	107,185	43.3
Research and development	9,854	3.5	8,864	3.6
Amortization of intangible assets	19,578	7.0	19,828	8.0
	269,444	96.5	237,761	96.1
Operating income	9,462	3.5	9,750	3.9
Other (expense) income:
Interest expense, net	(42,270)	(15.2)	(42,866)	(17.3)
Other income (expense), net	284	0.1	(4,156)	(1.7)
	(41,986)	(15.1)	(47,022)	(19.0)
Loss before income taxes	(32,524)	(11.6)	(37,272)	(15.1)
Income tax provision	(5,413)	(1.9)	(1,945)	(0.8)
Net loss from continuing operations	(37,937)	(13.5)	(39,217)	(15.9)
Net (loss) income from discontinued operations	(190)	(0.1)	3,992	1.6
Net loss	(38,127)	(13.6)	(35,225)	(14.3)
Net income attributable to noncontrolling interests	(193)	(0.1)	(301)	(0.1)
Net loss attributable to DJO Finance LLC	$(38,320)	(13.7)%	$(35,526)	(14.4)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $7,407 and $7,535 for three months ended April 1, 2016 and March 28, 2015, respectively.

Three Months Ended April 1, 2016 (first quarter 2016) compared to Three Months Ended March 28, 2015 (first quarter 2015)

Net Sales. Net sales for first quarter 2016 increased 12.7% to $278.9 million, compared to net sales of $247.5 million for first quarter 2015. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $2.4 million, net sales increased 13.7% for first quarter 2016 compared to first quarter 2015. The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of the week on which holidays fall. The first quarter of 2016 had four more shipping days than in the first quarter 2015. Adjusted for the number of shipping days and the 1% negative impact of currency exchange rates, net sales grew 7.4% over the prior year first quarter. The increase was primarily driven by our Surgical Implant segment.

The following table sets forth our net sales by operating segment ($ in thousands):

	First Quarter 2016	% of Net Sales	First Quarter 2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$124,216	44.5%	$113,904	40.6%	$10,312	9.1%
Recovery Sciences	36,575	13.1	34,525	24.0	2,050	5.9
Surgical Implant	43,050	15.5	26,926	9.6	16,124	59.9
International	75,065	26.9	72,156	25.8	2,909	4.0
Total net sales	$278,906	100.0%	$247,511	100.0%	$31,395	12.7%

Net sales in our Bracing and Vascular segment were $124.2 million for first quarter 2016, an increase of 9.1% from net sales of $113.9 million for first quarter 2015. Adjusted for the number of shipping days, net sales grew 2.3% in first quarter 2016 compared to first quarter 2015. The segment continued to benefit from new account acquisition in our OfficeCare channel and growth in sales of direct consumer products, partially offset by softness in vascular product sales to distributors.

Net sales in our Recovery Sciences segment were $36.6 million for first quarter 2016, an increase of 5.9% from net sales of $34.5 million for first quarter 2015. Adjusted for the number of shipping days, net sales in our Recovery Sciences segment were essentially flat for first quarter 2016 compared to the prior year first quarter. Continued strong sales of Compex electrostimulation devices and an increase in demand for Chattanooga products in the first quarter were offset by lower sales of bone growth stimulators.

Net sales in our Surgical Implant segment were $43.1 million for first quarter 2016, an increase of 59.9% from net sales of $26.9 million for first quarter 2015. Adjusted for the number of shipping days, net sales in our Surgical Implant segment grew 50.0% over the prior year first quarter. The increase was primarily driven by sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet in third quarter 2015. The segment also had strong organic growth in shoulder, hip and knee products due to new product introductions and new accounts.

Net sales in our International segment were $75.1 million for first quarter 2016, an increase of 4.0% from net sales of $72.2 million for first quarter 2015. In constant currency, excluding an unfavorable impact of $2.4 million related to changes in foreign exchange rates in effect during first quarter 2016 compared to the rates in effect in first quarter 2015, net sales increased 7.4% for first quarter 2016 compared to first quarter 2015. Adjusted for the number of shipping days, net sales in our International segment increased 3.2% for first quarter 2016 compared to first quarter 2015. Growth in direct markets, primarily France, Canada and the United Kingdom, were offset by challenges in export markets due to a stronger U.S. dollar.

Cost of Sales. As a percentage of net sales, cost of sales increased to 42.3% for first quarter 2016, compared to 41.2% for first quarter 2015 mainly due to a mix between and within the reporting segments and an unfavorable impact of foreign exchange rates.

Selling, General and Administrative (SG&A). SG&A expenses increased to $121.9 million for first quarter 2016, from $107.2 million in first quarter 2015. The increase was mainly due to variable expenses related to additional shipping days and sales growth in first quarter 2016 and integration costs in our Surgical Implant segment related to our asset purchase from Zimmer Biomet.

Research and Development (R&D). R&D expenses were $9.9 million for first quarter 2016, compared to $8.9 million in first quarter 2015, constant as a percentage of net sales at 3.5% and 3.6% of net sales, respectively. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $19.6 million for first quarter 2016, from $19.8 million for first quarter 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $42.3 million for first quarter 2016 compared to $42.9 million for first quarter 2015. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Other Expense, Net. Other expense, net, increased to income of $0.3 million for first quarter 2016 from expense of $4.2 million for first quarter 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For first quarter 2016, we recorded an income tax provision of $5.4 million on a pre-tax loss of $32.5 million, resulting in a negative effective tax rate of 16.6%. For first quarter 2015, we recorded a tax provision of $1.9 million on pre-tax losses of $37.3 million, resulting in a negative effective tax rate of 5.2%.

We recorded income tax expense in the period, although there were pre-tax losses, primarily because of the existence of a full deferred tax asset valuation allowance at the beginning of the period.  The income tax expense recorded for the year ended December 31, 2015 primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

Our tax rates are sometimes negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax. In addition, we do not currently recognize a tax benefit for our U.S. and state tax loss carryovers because we cannot conclude that it is more likely than not the carryovers will be available to offset future taxable income.

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Loss of $0.2 million was recognized for first quarter 2016, primarily consisting of severance and other termination costs. Net income from discontinued operations was $4.0 million for first quarter of 2015.

Liquidity and Capital Resources

As of April 1, 2016, our primary sources of liquidity consisted of cash and cash equivalents totaling $37.2 million and our $150 million revolving credit facility, of which $118.5 million was available. Our revolving credit balance was $31.0 million as of April 1, 2016 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at April 1, 2016 was $194.1 million.

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

Cash Flows

Operating activities from continuing operations provided $11.9 million and $9.2 million of cash for first quarter 2016 and 2015, respectively. Cash from operating activities for all periods presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. For first quarter 2016 and 2015, cash paid for interest was $17.7 million and $14.6 million, respectively.

Investing activities from continuing operations used $12.0 million and $6.2 million of cash for first quarter 2016 and 2015, respectively. Cash used in investing activities for first quarter 2016 and 2015 was for purchases of property and consigned surgical instruments to support growth, vascular system pumps used as rental units and IT automation technology.

Financing activities used cash of $4.3 million and $3.0 million in first quarter 2016 and 2015, respectively. Cash used in financing activities in first quarter 2016 and 2015 consisted of net borrowings under and repayments of our revolving credit facility.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $40.4 million, was as follows for April 1, 2016 (in thousands):

	April 1, 2016		December 31, 2015
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Senior secured credit facilities:
Revolving credit facility	$31,000	$29,006	$30,000	$27,886
Term loans	1,047,088	1,032,644	1,052,363	1,037,117
	1,078,088	1,061,650	1,082,363	1,065,003
Note financing:
8.125% second lien notes due 2021	1,015,000	998,745	1,015,000	998,137
10.75% third lien notes due 2020	298,471	290,805	298,471	290,443
9.75% senior subordinated notes due 2017	1,529	1,529	1,529	1,529
	1,315,000	1,291,079	1,315,000	1,290,109
Total indebtedness	$2,393,088	$2,352,729	$2,397,363	$2,355,112

Credit Facilities.

Our credit facilities at April 1, 2016 consisted of $1,047.1 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving credit balance was $31.0 million at April 1, 2016 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.

Notes. Assuming we are in compliance with the terms of the indentures governing our 9.75% Notes Senior Subordinated Notes due 2017, 10.75% Third Lien Notes due 2020 and 8.125% Second Lien Notes due 2021 (collectively, the “Notes”)  we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the Notes.

See Note 9 to our Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of April 1, 2016, our actual first lien net leverage ratio was 4.16:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures overning our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended April 1, 2016 was 1.49:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

As described above, our Credit Facilities and Notes represent significant components of our capital structure. We have pledged substantially all of our assets as collateral under the Credit Facilities and Notes. If we fail to comply with the leverage and other requirements of our Credit Facilities and Notes, we would be in default. Upon the occurrence of an event of default, the lenders and the trustee for the Notes could, subject to certain provisions described in the agreements by which we can cure the default, declare all amounts outstanding to be immediately due and payable. In addition, the lenders could terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under Credit Facilities and investors in our Notes could proceed against the collateral granted to them to secure that indebtedness. Our ability to meet the covenants described in our Credit Facilities and Notes will depend on future events, some of which are beyond our control, and we cannot assure you that we will meet those covenants.

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three months ended April 1, 2016 and March 28, 2015 and the twelve months ended April 1, 2016 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	March 28,	April 1,
	2016	2015	2016
Net loss attributable to DJO Finance LLC	$(38,320)	$(35,526)	$(343,721)
Loss (income) from discontinued operations, net	190	(3,992)	161,762
Interest expense, net	42,270	42,866	171,695
Income tax provision	5,413	1,945	15,724
Depreciation and amortization	29,902	28,042	119,315
Non-cash charges (a)	399	675	3,127
Non-recurring and integration charges (b)	7,332	6,044	35,264
Other adjustment items (c)	1,728	6,279	79,357
	48,914	46,333	242,523
Permitted pro forma adjustments applicable to the twelve month period only (d)
Future cost savings			7,680
Adjusted EBITDA	$48,914	$46,333	$250,203

(a)	Non-cash items are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	March 28,	April 1,
	2016	2015	2016
Stock compensation expense	$205	$613	$1,397
Loss (gain) on disposal of fixed assets and assets held for sale, net	107	(225)	1,109
Purchase accounting adjustments (1)	87	287	621
Total non-cash charges	$399	$675	$3,127

(1)	Purchase accounting adjustments for the twelve months ended April 1, 2016 consisted of amortization of fair market value inventory adjustments

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	March 28,	April 1,
	2016	2015	2016
Integration charges:
Global business unit reorganization and integration	$1,285	$3,162	$6,719
Acquisition related expenses and integration (1)	3,325	499	11,461
Litigation and regulatory costs and settlements, net (2)	2,014	944	9,934
Other non-recurring items (3)	708	711	4,244
Automation projects	—	728	2,906
Total non-recurring and integration charges	$7,332	$6,044	$35,264

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended April 1, 2016, litigation and regulatory costs consisted of $2.6 million in litigation costs related to ongoing product liability issues and $6.4 million related to other litigation and regulatory costs and settlements.

(3)

For the twelve months ended April 1, 2016, other non-recurring items consisted of $3.7 million in specifically identified non-recurring operational and regulatory projects and $0.5 million in other non-recurring travel and professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	March 28,	April 1,
	2016	2015	2016
Blackstone monitoring fees	$1,750	$1,750	$7,000
Non-controlling interests	193	301	732
Loss on modification and extinguishment of debt (1)	—	—	68,474
Other (2)	(215)	4,228	3,151
Total other adjustment items	$1,728	$6,279	$79,357

(1)

Loss on modification and extinguishment of debt for the twelve months ending April 1, 2016 consisted of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings related to the exit of our Empi business.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Commitments

There have been no material changes outside the normal course of business in our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of April 1, 2016, we have $1,315.0 million of aggregate fixed rate notes and $1,078.1 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the three months ended April 1, 2016 by $0.7 million. As of April 1, 2016, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.44% as of April 1, 2016. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the three months ended April 1, 2016 would have increased the rate applicable to our variable debt by 0.44%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 of the notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the three months ended April 1, 2016, sales denominated in foreign currencies accounted for 24.6% of our consolidated net sales, of which 17.4% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 of the notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, herein). As of April 1, 2016, we did not have any outstanding foreign currency exchange forward contracts.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. Except for the matter described below, there have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

BGS Qui Tam Action

In 2005, we were named as a defendant in a qui tam action filed in Federal Court in Boston, Massachusetts, captioned United States, ex rel. Bierman v. Orthofix International, N.V. et al., in which the relator, or whistleblower, names us and each other company engaged in the external bone growth stimulator industry as defendants. The case was filed under seal in March 2005 and unsealed in March 2009, during which time the government investigated the claims made by relator and decided not to intervene in the case. The government continued its investigation of DJO for several years following the unsealing of the case but did not ultimately bring any criminal or civil charges against us relating to the investigation. The relator alleges that from 1993 to the present, the defendants were engaged in Medicare fraud and violated federal and state false claims acts by seeking reimbursement for bone growth stimulation devices as purchased items rather than rental items. The relator also alleges that the defendants were engaged in other marketing practices constituting violations of the federal and various state false claim and anti-kickback statutes. Orthofix International, N.V. has settled with the relator and we understand that the other three defendants have reached settlements.  In April 2016, the Court granted DJO’s motion for summary judgment dismissing the remaining causes of action in the lawsuit and the relator has agreed not to appeal this ruling.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 25, 2016. There have been no material changes to the risk factors disclosed in such Form 10-K.

ITEM 5. OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended April 1, 2016.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be our affiliates. Since December 31, 2015, Blackstone and certain of its portfolio companies included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of April 1, 2016 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended April 1, 2016 and March 28, 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 1, 2016 and March 28, 2015, (iv) the Unaudited Consolidated Statement of Deficit for the three months ended April 1, 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2016 and March 28, 2015 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 10, 2016	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ SUSAN M. CRAWFORD
Susan M. Crawford
Executive Vice President, Chief Financial Officer and Treasurer