Form 10-Q
period 2016-07-01
DJO Finance LLC
filed 2016-08-02
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

or

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

As of August 2, 2016, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	July 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$41,699	$48,943
Accounts receivable, net	177,128	172,360
Inventories, net	177,548	174,573
Prepaid expenses and other current assets	22,309	21,179
Current assets of discontinued operations	—	2,878
Total current assets	418,684	419,933
Property and equipment, net	130,845	117,273
Goodwill	1,019,186	1,018,104
Intangible assets, net	710,549	749,045
Other assets	6,599	5,174
Non-current assets of discontinued operations	—	29
Total assets	$2,285,863	$2,309,558
Liabilities and Deficit
Current liabilities:
Accounts payable	$73,968	$58,492
Accrued interest	11,062	16,998
Current portion of debt obligations	10,550	10,550
Other current liabilities	92,168	102,173
Current liabilities of discontinued operations	946	13,371
Total current liabilities	188,694	201,584
Long-term debt obligations	2,392,464	2,344,562
Deferred tax liabilities, net	219,930	213,856
Other long-term liabilities	21,319	15,092
Total liabilities	$2,822,407	$2,775,094
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	842,627	841,510
Accumulated deficit	(1,354,934)	(1,293,339)
Accumulated other comprehensive loss	(27,273)	(16,341)
Total membership deficit	(539,580)	(468,170)
Noncontrolling interests	3,036	2,634
Total deficit	(536,544)	(465,536)
Total liabilities and deficit	$2,285,863	$2,309,558

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Net sales	$292,852	$279,902	$571,758	$527,413
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,080 and $14,487 for the three and six months ended July 1, 2016 and $7,535 and $15,070 for the three and six months ended June 27, 2015, respectively)	120,474	117,770	238,557	219,654
Selling, general and administrative	121,627	108,612	243,556	215,797
Research and development	10,122	8,688	19,976	17,552
Amortization of intangible assets	19,085	19,818	38,663	39,646
	271,308	254,888	540,752	492,649
Operating income	21,544	25,014	31,006	34,764
Other (expense) income:
Interest expense, net	(42,396)	(44,564)	(84,666)	(87,430)
Loss on extinguishment of debt	-	(67,967)	-	(67,967)
Other income (expense), net	468	743	752	(3,413)
	(41,928)	(111,788)	(83,914)	(158,810)
Loss before income taxes	(20,384)	(86,774)	(52,908)	(124,046)
Income tax provision	(3,577)	(5,911)	(8,990)	(7,856)
Net loss from continuing operations	(23,961)	(92,685)	(61,898)	(131,902)
Net income from discontinued operations	855	14,873	665	18,865
Net loss	(23,106)	(77,812)	(61,233)	(113,037)
Net income attributable to noncontrolling interests	(169)	(165)	(362)	(466)
Net loss attributable to DJO Finance LLC	$(23,275)	$(77,977)	$(61,595)	$(113,503)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Net loss	$(23,106)	$(77,812)	$(61,233)	$(113,037)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $111 and $(166) for the three and six months ended July 1, 2016 and $(152) and $340 for the three and six months ended June 27, 2015, respectively	(8,458)	4,137	(2,850)	(5,305)
Unrealized loss on cash flow hedges, net of tax provision of zero for the three and six months ended July 1, 2016	(2,651)	—	(8,042)	—
Other comprehensive (loss) income	(11,109)	4,137	(10,892)	(5,305)
Comprehensive loss	(34,215)	(73,675)	(72,125)	(118,342)
Comprehensive income attributable to noncontrolling interests	(101)	(243)	(402)	(260)
Comprehensive loss attributable to DJO Finance LLC	$(34,316)	$(73,918)	$(72,527)	$(118,602)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2015	$841,510	$(1,293,339)	$(16,341)	$(468,170)	$2,634	$(465,536)
Net (loss) income	—	(61,595)	—	(61,595)	362	(61,233)
Other comprehensive (loss) income, net of taxes	—	—	(10,932)	(10,932)	40	(10,892)
Stock-based compensation	1,521	—	—	1,521	—	1,521
Exercise of stock options	(404)	—	—	(404)	—	(404)
Balance at July 1, 2016	$842,627	$(1,354,934)	$(27,273)	$(539,580)	$3,036	$(536,544)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 1, 2016	June 27, 2015
Cash flows from operating activities:
Net loss	$(61,233)	$(113,037)
Net income from discontinued operations	(665)	(18,865)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	20,513	16,837
Amortization of intangible assets	38,663	39,646
Amortization of debt issuance costs and non-cash interest expense	3,815	4,235
Stock-based compensation expense	1,521	1,152
Loss on disposal of assets, net	530	258
Deferred income tax expense	3,812	3,735
Loss on modification and extinguishment of debt	-	67,967
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(4,209)	(5,949)
Inventories	(5,650)	(8,751)
Prepaid expenses and other assets	(637)	(2,032)
Accrued interest	(5,937)	(5,420)
Accounts payable and other current liabilities	(2,589)	(1,945)
Net cash used in continuing operating activities	(12,066)	(22,169)
Net cash (used in) provided by discontinued operations	(8,853)	29,397
Net cash (used in) provided by operating activities	(20,919)	7,228
Cash flows from investing activities:
Purchases of property and equipment	(31,500)	(16,608)
Proceeds from disposition of assets	700	—
Net cash used in investing activities from continuing operations	(30,800)	(16,608)
Net cash used in investing activities from discontinued operations	—	(451)
Net cash used in investing activities	(30,800)	(17,059)
Cash flows from financing activities:
Proceeds from issuance of debt	63,000	2,445,826
Repayments of debt obligations	(18,913)	(2,356,121)
Payment of debt issuance, modification and extinguishment costs	-	(61,662)
Net cash provided by financing activities	44,087	28,043
Effect of exchange rate changes on cash and cash equivalents	388	(971)
Net (decrease) increase in cash and cash equivalents	(7,244)	17,241
Cash and cash equivalents at the beginning of the period	48,943	31,144
Cash and cash equivalents at the end of the period	$41,699	$48,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,793	$88,506
Cash paid for taxes, net	$2,684	$3,753

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,234	$2,383

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

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first half of 2016 had more shipping days than in the first half of 2015.

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

2. DIVESTITURES

Discontinued Operations

For disposal transactions that occur on or after January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company has evaluated the quantitative and qualitative factors related to the disposal of the Empi business and concluded that those conditions for discontinued operations presentation have been met. For financial statement purposes, the Empi business financial results are reported within discontinued operations in the Consolidated Financial Statements.

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Net sales	$—	$30,941	$—	$63,531
Costs and operating expenses:
Cost of sales	—	7,766	—	15,124
Selling, general and administrative	—	10,412	—	22,999
Research and development	—	51	—	87
Amortization of intangible assets	—	2,281	—	4,563
Impairment of intangible assets		4,500		4,500
Other income	855	24	665	74
Income from discontinued operations before income taxes	$855	$5,955	$665	$16,332
Income tax benefit	—	8,918	—	2,533
Net income from discontinued operations	$855	$14,873	$665	$18,865

Net liabilities for discontinued operations are as follows (in thousands):

	July 1,	December 31,
	2016	2015
Accounts receivable, net	$—	$2,743
Other current assets	—	135
Property and equipment, net	—	22
Intangible and other non-current assets	—	7
Total assets	—	2,907
Accounts payable and other liabilities	946	13,371
Net liabilities	$(946)	$(10,464)

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Six Months Ended
	July 1, 2016	June 27, 2015
Balance, beginning of period	$32,893	$23,585
Provision for doubtful accounts	11,861	12,014
Write-offs, net of recoveries	(11,495)	(6,714)
Balance, end of period	$33,259	$28,885

Our allowance for sales returns balance was $3.1 million and $3.7 million as of July 1, 2016 and June 27, 2015, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	July 1, 2016	December 31, 2015
Components and raw materials	$61,949	$57,372
Work in process	9,908	10,330
Finished goods	94,810	99,167
Inventory held on consignment	33,721	29,746
	200,388	196,615
Inventory reserves	(22,840)	(22,042)
	$177,548	$174,573

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	July 1, 2016	June 27, 2015
Balance, beginning of period	$22,042	$22,094
Provision charged to costs of sales	4,922	2,714
Write-offs, net of recoveries	(4,124)	(1,288)
Balance, end of period	$22,840	$23,520

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 1, 2016 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$333,022	$1,115,110
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2015	483,258	200,001	1,823	333,022	1,018,104
Current Year Activity:
Foreign currency translation	—	—	—	1,082	1,082
Balance, end of period
Goodwill	483,258	249,601	49,229	334,104	1,116,192
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at July 1, 2016	$483,258	$200,001	$1,823	$334,104	$1,019,186

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

July 1, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$476,460	$(343,667)	$132,793
Patents and technology	446,840	(260,982)	185,858
Trademarks and trade names	29,756	(14,155)	15,601
Distributor contracts and relationships	4,772	(4,230)	542
Non-compete agreements	6,655	(6,085)	570
	$964,483	$(629,119)	335,364
Indefinite-lived intangible assets:
Trademarks and trade names			375,185
Net identifiable intangible assets			$710,549

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,776	$(320,991)	$154,785
Patents and technology	446,854	(246,509)	200,345
Trademarks and trade names	29,737	(12,695)	17,042
Distributor contracts and relationships	4,693	(3,875)	818
Non-compete agreements	6,607	(5,714)	893
	$963,667	$(589,784)	$373,883
Indefinite-lived intangible assets:
Trademarks and trade names			375,162
Net identifiable intangible assets			$749,045

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.3 years for customer relationships, 7.4 years for patents and technology, 1.4 years for distributor contracts and relationships, 6.3 years for trademarks and trade names, and 1.5 years for non-compete agreements. Based on our amortizable intangible asset balance as of April 1, 2016, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2016	$37,857
2017	66,124
2018	57,905
2019	53,041
2020	37,070
Thereafter	83,367
$335,364

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	July 1, 2016	December 31, 2015
Accrued wages and related expenses	$26,690	$29,031
Accrued commissions	16,069	20,479
Accrued rebates	10,106	13,433
Accrued other taxes	3,485	4,196
Accrued professional expenses	5,577	3,164
Income taxes payable	988	1,612
Deferred tax liability	165	163
Other accrued liabilities	29,088	30,095
	$92,168	$102,173

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of July 1, 2016 we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 1, 2016	December 31, 2015
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	$—	$1,313
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,074	$282
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	5,879	—

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$65	$—	$75	$—
Foreign exchange forward contracts not designated as hedges	Other income, net	$—	$(4)	$—	$(4)

 The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Interest rate cap agreements designated as cash flow hedges	$(2,651)	$—	$(8,042)	$—

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of July 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$6,953	$—	$6,953

As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$1,313	$—	$1,313
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$282	$—	$282

9. DEBT

Debt obligations consist of the following (in thousands):

	July 1, 2016	December 31, 2015
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.9 million and $2.1 million as of July 1, 2016 and December 31, 2015, respectively	$80,125	$27,886
Term loan:
$1,044.5 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $13.6 million and $15.3 million as of July 1, 2016 and December 31, 2015, respectively	1,030,815	1,037,117
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $15.6 million and $16.9 million as of July 1, 2016 and December 31, 2015, respectively	999,367	998,137
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $7.3 million and $8.1 million as of July 1, 2016 and December 31, 2015, respectively	291,178	290,443
9.75% Senior subordinated notes	1,529	1,529
Total debt	2,403,014	2,355,112
Current maturities	(10,550)	(10,550)
Long-term debt	$2,392,464	$2,344,562

Credit Facilities

On May 7, 2015, we entered into (i) a $1,055.0 million new term loan facility (the “Term Loan”) and (ii) a $150.0 million new asset-based revolving credit facility (the “ABL Facility” and together with the Term Loan, the “Credit Facilities”). The Term Loan provides for a $150.0 million incremental facility, subject to customary borrowing conditions and the ABL Facility provides for a $50.0 million facility increase, subject to customary borrowing conditions. A portion of the proceeds from the Credit Facilities was used to repay in full all amounts due and owing under the revolving credit facility and Tranche B term loans, originally entered into on November 20, 2007.

As of July 1, 2016, the market values of our Term Loan and drawings under the ABL Facility were $1,000.1 million and $82.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of July 1, 2016 our weighted average interest rate for all borrowings under the Credit Facilities was 4.10%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of July 1, 2016, our actual first lien net leverage ratio was 4.33:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of July 1, 2016, we were in compliance with all applicable covenants.

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

As of July 1, 2016, the market value of the 8.125% Notes was $872.9 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of July 1, 2016, the market value of the 10.75% Notes was $241.8 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. As of July 1, 2016, $1.5 million aggregate principal of the 9.75% Notes remains outstanding.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of July 1, 2016, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

During the six months ended June 27, 2015, we recognized loss on modification and extinguishment of debt of $68.0 million. The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

Debt Issuance Costs

As of July 1, 2016 and December 31, 2015, we had $13.1 million and $14.5 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Consolidated Balance Sheets.

For the three and six months ended July 1, 2016, amortization of debt issuance costs was $0.7 million and $1.4 million, respectively. For the three and six months ended June 27, 2015, amortization of debt issuance costs was $1.2 million and $3.3 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

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

For the three and six months ended July 1, 2016, we recorded income tax provision of $3.6 million and $9.0 million on pre-tax losses of $20.4 million and $52.9 million, resulting in negative effective tax rates of 17.5% and 17.0%, respectively. For the three and six months ended June 27, 2015, we recorded income tax provision of approximately $5.9 million and $7.9 million on pre-tax losses of $86.8 million and $124.0 million, resulting in negative effective tax rates of 6.8% and 6.3%, respectively.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $11.4 million and $26.1 million on the deferred tax assets related to the net operating loss carry forwards generated in the three and six months ended July 1, 2016. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

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

At July 1, 2016, our gross unrecognized tax benefits were $16.0 million reflecting an increase of $1.1 million from the unrecognized amount of $14.9 million at December 31, 2015. As of July 1, 2016, we have $3.1 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.9 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of July 1, 2016, we have unrecognized various foreign and U.S. state tax benefits of approximately $6.1 million, which, if recognized, would impact our effective tax rate in future periods.

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

In 2013, 2014, 2015 and 2016, options were granted to employees following the net exercise of the options they received in 2007 in exchange for options that had previously been granted in DJO’s predecessor company (Rollover Options), which were scheduled to expire in 2013, 2014, 2015 and 2016, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the six months ended July 1, 2016, the compensation committee granted 667,818 options to employees, of which 426,998 were Market Return Options, 66,002 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options, Director Service Options and Vested Options granted during the six months ended July 1, 2016 was $5.99, $5.99, and $5.25 respectively.

During the six months ended June 27, 2015, the compensation committee granted 593,621 options to employees, of which 444,169 were Performance Options, 128,331 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Service Options, granted during the six months ended June 27, 2015 were $6.07, $5.27, and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Expected volatility	33.3%	33.3%	33.3%	33.3%
Risk-free interest rate	1.2%-1.5%	1.8%	1.2%-1.6%	1.5%-2.0%
Expected years until exercise	5.2-6.6	6.5	5.2-6.6	5.1-8.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Cost of sales	$31	$31	$61	$61
Operating expenses:
Selling, general and administrative	1,146	506	1,318	1,085
Research and development	139	2	142	6
	$1,316	$539	$1,521	$1,152

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2016. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2017, and 2018 as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, during each of the periods presented above we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options.

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

12. MEMBERSHIP DEFICIT

During the six months ended July 1, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

13. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) has agreed to provide certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement, payable in the first quarter of each year. The monitoring fee agreement will continue until the earlier of November 2019, or such date as DJO and BMP may mutually determine. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. At any time in connection with or in anticipation of a change of control of DJO, a sale of all or substantially all of DJO’s assets or an initial public offering of common stock of DJO, BMP may elect to receive, in lieu of remaining annual monitoring fee payments, a single lump sum cash payment equal to the then-present value of all then-current and future annual monitoring fees payable under the Transaction and Monitoring Fee Agreement, assuming a hypothetical termination date of the agreement to be November 2019. For each of the three and six month periods presented, we expensed $1.75 million and $3.5 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company is cooperating with the U.S. Attorney’s Office in Minnesota (USAO), which is handling the investigation of issues related to the subpoena. We have produced responsive documents to the USAO and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome, nor can the Company estimate a range of potential loss or whether the outcome will have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

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

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended July 1, 2016 and June 27, 2015, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and online. The bracing and vascular products sold through this channel are principally sold under the DonJoy Performance, Bell-Horn and Dr. Comfort brands.

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

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Net sales:
Bracing and Vascular	$131,751	$136,179	$255,967	$250,083
Recovery Sciences	38,449	40,102	75,024	74,627
Surgical Implant	42,575	28,071	85,625	54,997
International	80,077	75,550	155,142	147,706
	$292,852	$279,902	$571,758	$527,413
Operating income:
Bracing and Vascular	$29,072	$31,497	$49,606	$52,393
Recovery Sciences	8,056	7,472	14,501	11,402
Surgical Implant	6,053	4,392	13,282	8,712
International	14,653	13,312	23,642	25,697
Expenses not allocated to segments and eliminations	(36,290)	(31,659)	(70,025)	(63,440)
	$21,544	$25,014	$31,006	$34,764

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Net sales:
United States	$212,775	$204,352	$416,616	$379,707
Other Europe, Middle East and Africa	38,057	35,863	74,516	69,557
Germany	21,960	20,838	42,963	41,872
Australia and Asia Pacific	11,400	10,500	21,402	20,391
Canada	6,697	6,381	12,434	11,733
Latin America	1,963	1,968	3,827	4,153
	$292,852	$279,902	$571,758	$527,413

16. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, DJO Finance Corp. (DJO Finco), jointly issued the 8.125% Notes, 10.75% Notes and 9.75% Notes. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,436	$1,370	$22,893	$—	$41,699
Accounts receivable, net	—	128,643	48,485	—	177,128
Inventories, net	—	143,880	46,402	(12,734)	177,548
Prepaid expenses and other current assets	103	15,210	6,996	—	22,309
Total current assets	17,539	289,103	124,776	(12,734)	418,684
Property and equipment, net	—	117,527	13,381	(63)	130,845
Goodwill	—	951,005	99,277	(31,096)	1,019,186
Intangible assets, net	—	700,017	10,532	—	710,549
Investment in subsidiaries	1,297,699	1,679,465	51,573	(3,028,737)	—
Intercompany receivables	566,198	—	—	(566,198)	—
Other non-current assets	—	2,568	4,031	—	6,599
Total assets	$1,881,436	$3,739,685	$303,570	$(3,638,828)	$2,285,863
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$64,547	$9,421	$—	$73,968
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	12,123	64,057	27,050	—	103,230
Current liabilities of discontinued operations		946			946
Total current liabilities	22,673	129,550	36,471	—	188,694
Long-term debt obligations	2,392,464	—	—	—	2,392,464
Deferred tax liabilities, net	—	214,178	5,752	—	219,930
Intercompany payables, net	—	362,861	137,313	(500,174)	—
Other long-term liabilities	5,879	14,811	629	—	21,319
Total liabilities	2,421,016	721,400	180,165	(500,174)	2,822,407
Noncontrolling interests	—	—	3,036	—	3,036
Total membership (deficit) equity	(539,580)	3,018,285	120,369	(3,138,654)	(539,580)
Total liabilities and (deficit) equity	$1,881,436	$3,739,685	$303,570	$(3,638,828)	$2,285,863

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$252,212	$83,178	$(42,538)	$292,852
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,080)	—	94,465	74,317	(48,308)	120,474
Selling, general and administrative	—	97,827	23,800	—	121,627
Research and development	—	9,228	894	—	10,122
Amortization of intangible assets	—	18,699	386	—	19,085
	—	220,219	99,397	(48,308)	271,308
Operating income (loss)	—	31,993	(16,219)	5,770	21,544
Other (expense) income:
Interest (expense) income, net	(42,448)	51	1	—	(42,396)
Other (expense) income, net	(8)	(8,553)	9,029	—	468
Intercompany (expense) income, net	—	(15,147)	14,634	513	—
Equity in income (loss) of subsidiaries, net	19,181	—	—	(19,181)	—
	(23,275)	(23,649)	23,664	(18,668)	(41,928)
(Loss) income before income taxes	(23,275)	8,344	7,445	(12,898)	(20,384)
Income tax provision	—	(1,671)	(1,906)	—	(3,577)
Net (loss) income from continuing operations	(23,275)	6,673	5,539	(12,898)	(23,961)
Net income from discontinued operations	—	855	—	—	855
Net (loss) income	(23,275)	7,528	5,539	(12,898)	(23,106)
Net income attributable to noncontrolling interests	—	—	(169)	—	(169)
Net (loss) income attributable to DJOFL	$(23,275)	$7,528	$5,370	$(12,898)	$(23,275)

 DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$495,872	$158,673	$(82,787)	$571,758
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $14,487)	—	189,306	138,711	(89,460)	238,557
Selling, general and administrative	—	195,637	47,919	—	243,556
Research and development	—	18,109	1,867	—	19,976
Amortization of intangible assets	—	37,846	817	—	38,663
	—	440,898	189,314	(89,460)	540,752
Operating income (loss)	—	54,974	(30,641)	6,673	31,006
Other (expense) income:
Interest (expense) income, net	(84,731)	71	(6)	—	(84,666)
Other (expense) income, net	(8)	(16,573)	17,333	—	752
Intercompany (expense) income , net	—	(14,784)	14,752	32	—
Equity in income (loss) of subsidiaries, net	23,143	—	—	(23,143)	—
	(61,596)	(31,286)	32,079	(23,111)	(83,914)
(Loss) income before income taxes	(61,596)	23,688	1,438	(16,438)	(52,908)
Income tax provision	—	(6,078)	(2,912)	—	(8,990)
Net (loss) income from continuing operations	(61,596)	17,610	(1,474)	(16,438)	(61,898)
Net income from discontinued operations	—	665	—	—	665
Net (loss) income	(61,596)	18,275	(1,474)	(16,438)	(61,233)
Net income attributable to noncontrolling interests	—	—	(362)	—	(362)
Net (loss) income attributable to DJOFL	$(61,596)	$18,275	$(1,836)	$(16,438)	$(61,595)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(23,275)	$7,528	$5,539	$(12,898)	$(23,106)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $111	—	—	(8,458)	—	(8,458)
Unrealized loss on cash flow hedges, net of tax provision of zero	(2,651)				(2,651)
Other comprehensive loss	(2,651)	—	(8,458)	—	(11,109)
Comprehensive (loss) income	(25,926)	10,747	(1,513)	(3,540)	(34,215)
Comprehensive income attributable to noncontrolling interests	—	—	(101)	—	(101)
Comprehensive (loss) income attributable to DJO Finance LLC	$(25,926)	$10,747	$(1,614)	$(3,540)	$(34,316)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(61,596)	$18,275	$(1,474)	$(16,438)	$(61,233)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $166	—	—	(2,850)	—	(2,850)
Unrealized loss on cash flow hedges, net of tax provision of zero	(8,042)	—	—	—	(8,042)
Other comprehensive loss	(8,042)	—	(2,850)	—	(10,892)
Comprehensive (loss) income	(69,638)	18,275	(4,324)	(16,438)	(72,125)
Comprehensive income attributable to noncontrolling interests	—	—	(402)	—	(402)
Comprehensive (loss) income attributable to DJO Finance LLC	$(69,638)	$18,275	$(4,726)	$(16,438)	$(72,527)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(61,596)	$18,275	$(1,474)	$(16,438)	$(61,233)
Net loss from discontinued operations		(665)			$(665)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	18,055	2,486	(28)	20,513
Amortization of intangible assets	—	37,846	817	—	38,663
Amortization of debt issuance costs and non-cash interest expense	3,815	—	—	—	3,815
Stock-based compensation expense	—	1,521	—	—	1,521
Gain on disposal of assets, net	—	471	55	4	530
Deferred income tax expense (benefit)	—	4,133	(321)	—	3,812
Equity in (loss) income of subsidiaries, net	(23,143)	—	—	23,143	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(559)	(3,650)	—	(4,209)
Inventories	—	(1,244)	2,793	(7,199)	(5,650)
Prepaid expenses and other assets	1,251	(2,763)	(252)	1,127	(637)
Accounts payable and other current liabilities	(7,721)	2,522	(69)	(3,258)	(8,526)
Net cash (used in) provided by continuing operating activities	(87,394)	77,592	385	(2,649)	(12,066)
Net cash (used in) discontinued operations	-	(8,853)	—	-	(8,853)
Net cash (used in) provided by operating activities	(87,394)	68,739	385	(2,649)	(20,919)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(29,238)	(2,261)	(1)	(31,500)
Proceeds from disposition of assets	—	700	—	—	700
Net cash used in investing activities from continuing operations	—	(28,538)	(2,261)	(1)	(30,800)
Cash Flows From Financing Activities:
Intercompany	31,070	(38,991)	5,271	2,650	—
Proceeds from issuance of debt	63,000	—	—	—	63,000
Repayments of debt obligations	(18,913)	—	—	—	(18,913)
Net cash provided by (used in) financing activities	75,157	(38,991)	5,271	2,650	44,087
Effect of exchange rate changes on cash and cash equivalents	—	—	388	—	388
Net (decrease) increase in cash and cash equivalents	(12,237)	1,210	3,783	-	(7,244)
Cash and cash equivalents, beginning of year	29,673	160	19,110	—	48,943
Cash and cash equivalents, end of year	$17,436	$1,370	$22,893	$-	$41,699

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$243,371	$75,498	$(38,967)	$279,902
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,535)	—	102,629	57,651	(42,510)	117,770
Selling, general and administrative	—	86,789	21,823	—	108,612
Research and development	—	8,102	586	—	8,688
Amortization of intangible assets	—	19,197	621	—	19,818
	—	216,717	80,681	(42,510)	254,888
Operating income (loss)	—	26,654	(5,183)	3,543	25,014
Other (expense) income:
Interest (expense) income, net	(44,567)	11	(8)	—	(44,564)
Loss on modification and extinguishment of debt	(67,967)	—	—	—	(67,967)
Other expense, net	—	(84)	827	-	743
Intercompany (expense) income, net	-	(8,573)	8,267	306	-
Equity in income of subsidiaries, net	34,558	-	—	(34,558)	-
	(77,976)	(8,646)	9,086	(34,252)	(111,788)
(Loss) income before income taxes	(77,976)	18,008	3,903	(30,709)	(86,774)
Income tax provision	—	(4,889)	(1,022)	—	(5,911)
Net (loss) income from continuing operations	(77,976)	13,119	2,881	(30,709)	(92,685)
Net income from discontinued operations	—	14,873	—	—	14,873
Net (loss) income	(77,976)	27,992	2,881	(30,709)	(77,812)
Net income attributable to noncontrolling interests	—	—	(165)	—	(165)
Net (loss) income attributable to DJOFL	$(77,976)	$27,992	$2,716	$(30,709)	$(77,977)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$461,763	$146,034	$(80,384)	$527,413
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $15,070)	—	193,550	110,985	(84,881)	219,654
Selling, general and administrative	—	171,127	44,670	—	215,797
Research and development	—	15,984	1,568	—	17,552
Amortization of intangible assets	—	38,395	1,251	—	39,646
	—	419,056	158,474	(84,881)	492,649
Operating income (loss)	—	42,707	(12,440)	4,497	34,764
Other (expense) income:
Interest (expense) income, net	(87,438)	23	(15)	—	(87,430)
Loss on modification and extinguishment of debt	(67,967)	—	—	—	(67,967)
Other expense, net	—	(609)	(2,804)	-	(3,413)
Intercompany income (expense), net	-	(8,254)	8,292	(38)	-
Equity in income of subsidiaries, net	41,902	-	—	(41,902)	-
	(113,503)	(8,840)	5,473	(41,940)	(158,810)
(Loss) income before income taxes	(113,503)	33,867	(6,967)	(37,443)	(124,046)
Income tax provision	—	(6,492)	(1,364)	—	(7,856)
Net (loss) income from continuing operations	(113,503)	27,375	(8,331)	(37,443)	(131,902)
Net income from discontinued operations	—	18,865	—	—	18,865
Net (loss) income	(113,503)	46,240	(8,331)	(37,443)	(113,037)
Net income attributable to noncontrolling interests	—	—	(466)	—	(466)
Net (loss) income attributable to DJOFL	$(113,503)	$46,240	$(8,797)	$(37,443)	$(113,503)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(77,976)	$27,992	$2,881	$(30,709)	$(77,812)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $152	—	—	4,137	—	4,137
Other comprehensive loss	—	—	4,137	—	4,137
Comprehensive (loss) income	(77,976)	27,992	7,018	(30,709)	(73,675)
Comprehensive income attributable to noncontrolling interests	—	—	(243)	—	(243)
Comprehensive (loss) income attributable to DJO Finance LLC	$(77,976)	$27,992	$6,775	$(30,709)	$(73,918)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(113,503)	$46,240	$(8,331)	$(37,443)	$(113,037)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $340	—	—	(5,305)	—	(5,305)
Other comprehensive loss	—	—	(5,305)	—	(5,305)
Comprehensive (loss) income	(113,503)	46,240	(13,636)	(37,443)	(118,342)
Comprehensive loss attributable to noncontrolling interests	—	—	(260)	—	(260)
Comprehensive (loss) income attributable to DJO Finance LLC	$(113,503)	$46,240	$(13,896)	$(37,443)	$(118,602)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six months Ended June 27, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(113,503)	$46,240	$(8,331)	$(37,443)	$(113,037)
Net income from discontinued operations	—	(18,865)	—	—	(18,865)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	14,509	2,377	(49)	16,837
Amortization of intangible assets	—	38,395	1,251	—	39,646
Amortization of debt issuance costs and non-cash interest expense	4,235	—	—	—	4,235
Stock-based compensation expense	—	1,152	—	—	1,152
Loss on modification and extinguishment of debt	67,967				67,967
Gain on disposal of assets, net	—	139	127	(8)	258
Deferred income tax expense (benefit)	—	3,351	384	-	3,735
Equity in (loss) income of subsidiaries, net	(41,902)	—	—	41,902	—
Changes in operating assets and liabilities:
Accounts receivable	—	(3,545)	(2,404)	—	(5,949)
Inventories	—	11	(1,603)	(7,159)	(8,751)
Prepaid expenses and other assets	(17)	(1,196)	(892)	73	(2,032)
Accounts payable and other current liabilities	(5,422)	(3,042)	(3,322)	4,421	(7,365)
Net cash (used in) provided by continuing operating activities	(88,642)	77,149	(12,413)	1,737	(22,169)
Net cash provided by discontinued operations	—	29,397	—	—	29,397
Net cash (used in) provided by operating activities	(88,642)	106,546	(12,413)	1,737	7,228
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(13,677)	(2,942)	11	(16,608)
Net cash (used in) provided by investing activities from continuing operations	—	(13,677)	(2,942)	11	(16,608)
Net cash provided by investing activities from discontinued operations	—	(451)	—	—	(451)
Net cash (used in) provided by investing activities	—	(14,128)	(2,942)	11	(17,059)
Cash Flows from Financing Activities:
Intercompany	73,474	(89,888)	18,162	(1,748)	—
Proceeds from issuance of debt	2,445,826	—	—	—	2,445,826
Repayments of debt	(2,356,073)	—	(48)	—	(2,356,121)
Payment of debt issuance, modification and extinguishment costs	(61,662)	—	—	—	(61,662)
Net cash provided by (used in) financing activities	101,565	(89,888)	18,114	(1,748)	28,043
Effect of exchange rate changes on cash and cash equivalents	—	—	(971)	—	(971)
Net increase (decrease) in cash and cash equivalents	12,923	2,530	1,788	—	17,241
Cash and cash equivalents at beginning of period	12,958	3	18,183	—	31,144
Cash and cash equivalents at end of period	$25,881	$2,533	$19,971	$—	$48,385

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

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2016	June 27, 2015	July 1, 2016	June 27, 2015
Bracing and Vascular:
Net sales	$131,751	$136,179	$255,967	$250,083
Operating income	29,072	31,497	49,606	52,393
Operating income as a percent of net segment sales	22.1%	23.1%	19.4%	21.0%
Recovery Sciences:
Net sales	$38,449	$40,102	$75,024	$74,627
Operating income	8,056	7,472	14,501	11,402
Operating income as a percent of net segment sales	21.0%	18.6%	19.3%	15.3%
Surgical Implant:
Net sales	$42,575	$28,071	$85,625	$54,997
Operating income	6,053	4,392	13,282	8,712
Operating income as a percent of net segment sales	14.2%	15.6%	15.5%	15.8%
International:
Net sales	$80,077	$75,550	$155,142	$147,706
Operating income	14,653	13,312	23,642	25,697
Operating income as a percent of net segment sales	18.3%	17.6%	15.2%	17.4%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2016		June 27, 2015		July 1, 2016		June 27, 2015
Net sales	$292,852	100.0%	$279,902	100.0%	$571,758	100.0%	$527,413	100.0%
Costs and operating expenses:
Cost of sales (1)	120,474	41.1	117,770	42.1	238,557	41.7	219,654	41.6
Selling, general and administrative	121,627	41.5	108,612	38.8	243,556	42.6	215,797	40.9
Research and development	10,122	3.5	8,688	3.1	19,976	3.5	17,552	3.3
Amortization of intangible assets	19,085	6.5	19,818	7.1	38,663	6.8	39,646	7.5
	271,308	92.6	254,888	91.1	540,752	94.6	492,649	93.3
Operating income	21,544	7.4	25,014	8.9	31,006	5.4	34,764	6.7
Other (expense) income:
Interest expense, net	(42,396)	(14.5)	(44,564)	(15.9)	(84,666)	(14.7)	(87,430)	(16.6)
Loss on extinguishment of debt	-	-	(67,967)	(24.3)		-	(67,967)	(12.9)
Other income (expense), net	468	0.2	743	0.3	752	0.1	(3,413)	(0.6)
	(41,928)	(14.3)	(111,788)	(39.9)	(83,914)	(14.6)	(158,810)	(30.1)
Loss before income taxes	(20,384)	(6.9)	(86,774)	(31.0)	(52,908)	(9.2)	(124,046)	(23.4)
Income tax provision	(3,577)	(1.2)	(5,911)	(2.1)	(8,990)	(1.6)	(7,856)	(1.5)
Net loss from continuing operations	(23,961)	(8.1)	(92,685)	(33.1)	(61,898)	(10.8)	(131,902)	(24.9)
Net income from discontinued operations	855	0.3	14,873	5.3	665	0.1	18,865	3.6
Net loss	(23,106)	(7.8)	(77,812)	(27.8)	(61,233)	(10.7)	(113,037)	(21.3)
Net income attributable to noncontrolling interests	(169)	(0.1)	(165)	(0.1)	(362)	(0.1)	(466)	(0.1)
Net loss attributable to DJO Finance LLC	$(23,275)	(7.9)%	$(77,977)	(27.9)%	$(61,595)	(10.8)%	$(113,503)	(21.4)%

(1)

Cost of sales is exclusive of amortization of intangible assets of $7,080 and $14,487 for the three and six months ended July 1, 2016 and $7,535 and $15,070 for the three and six months ended  June 27, 2015, respectively.

Three Months Ended July 1, 2016 (second quarter 2016) compared to Three Months Ended June 27, 2015 (second quarter 2015)

Net Sales. Net sales for second quarter 2016 increased 4.6% to $292.9 million, compared to net sales of $279.9 million for second quarter 2015. The impact of foreign currency exchange rates was negligible for second quarter 2016 compared to second quarter 2015. The increase was primarily driven by our Surgical Implant segment.

The following table sets forth our net sales by operating segment ($ in thousands):

	Second Quarter 2016	% of Net Sales	Second Quarter 2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$131,751	45.0%	$136,179	48.7%	$(4,428)	(3.3)%
Recovery Sciences	38,449	13.1	40,102	14.3	(1,653)	(4.1)
Surgical Implant	42,575	14.6	28,071	10.0	14,504	51.7
International	80,077	27.3	75,550	27.0	4,527	6.0
Total net sales	$292,852	100.0%	$279,902	100.0%	$12,950	4.6%

Net sales in our Bracing and Vascular segment were $131.8 million for second quarter 2016, a decrease of 3.3% from net sales of $136.2 million for second quarter 2015. The decrease was driven by lower sales of our Dr. Comfort therapeutic footwear due to a delay in shipments as we transitioned to a new ERP system during the quarter, partially offset by growth in our OfficeCare channel and direct consumer products.

Net sales in our Recovery Sciences segment were $38.4 million for second quarter 2016, a decrease of 4.1% from net sales of $40.1 million for second quarter 2015. The decrease was driven by slow sales of our CMF brand of bone growth stimulation products in second quarter 2016 and lower Chatt sales due to the timing of a large distributor order in second quarter 2015. Strong sales of consumer retail Compex muscle stimulator devices offset some of the decrease.

Net sales in our Surgical Implant segment were $42.6 million for second quarter 2016, an increase of 51.7% from net sales of $28.1 million for second quarter 2015. The increase was primarily driven by sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet in third quarter 2015. The segment also had strong organic growth in shoulder, hip and knee products due to new product introductions and new account acquisition due to contribution from new sales representatives attained as a result of the asset purchase.

Net sales in our International segment were $80.1 million for second quarter 2016, an increase of 6.0% from net sales of $75.6 million for second quarter 2015. In constant currency, excluding an unfavorable impact of $0.2 million related to changes in foreign exchange rates in effect during second quarter 2016 compared to the rates in effect in second quarter 2015, net sales increased 6.2% for second quarter 2016 compared to second quarter 2015. Growth in direct markets, primarily France, Canada and Australia, were offset by challenges in export markets due to a stronger U.S. dollar.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 41.1% for second quarter 2016, compared to 42.1% for second quarter 2015 mainly due to a mix between and within the reporting segments.

Selling, General and Administrative (SG&A). SG&A expenses increased to $121.6 million for second quarter 2016, from $108.6 million in second quarter 2015. The increase was mainly due to sales growth in second quarter 2016 and integration costs in our Surgical Implant segment related to our asset purchase from Zimmer Biomet.

Research and Development (R&D). R&D expenses were $10.1 million for second quarter 2016, compared to $8.7 million in second quarter 2015. As a percentage of net sales, R&D expenses increased to 3.5% for second quarter 2016 from 3.1% for second quarter 2015. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $19.1 million for second quarter 2016, from $19.8 million for second quarter 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $42.4 million for second quarter 2016 compared to $44.6 million for second quarter 2015. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Other Income (Expense), Net. Other income (expense), net, decreased to $0.5 million for second quarter 2016 from $0.7 million for second quarter 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For second quarter 2016, we recorded an income tax provision of $3.6 million on a pre-tax loss of $20.4 million, resulting in a negative effective tax rate of 17.5%. For second quarter 2015, we recorded a tax provision of $5.9 million on pre-tax losses of $86.8 million, resulting in a negative effective tax rate of 6.8%.

We recorded income tax expense in the period, although there were pre-tax losses.  The income tax expense recorded primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.9 million was recognized for second quarter 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs. Net income from discontinued operations was $14.9 million for second quarter of 2015.

Six Months Ended July 1, 2016 (first half 2016) compared to Six Months Ended June 27, 2015 (first half 2015)

Net Sales. Net sales for first half 2016 increased 8.4% to $571.8 million, compared to net sales of $527.4 million for first half 2015. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $2.6 million, net sales increased 8.9% for first half 2016 compared to first half 2015. The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first half may have more or fewer shipping days from year to year based on the days of the week on which holidays fall. The first half of 2016 had four more shipping days than in the first half 2015. Adjusted for the number of shipping days and the 0.5% negative impact of currency exchange rates, net sales grew 4.8% over the prior year first half. The increase was primarily driven by our Surgical Implant segment.

The following table sets forth our net sales by operating segment ($ in thousands):

	Second Half 2016	% of Net Sales	Second Half 2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$255,967	44.8%	$250,083	48.7%	$5,884	2.4%
Recovery Sciences	75,024	13.1	74,627	14.3	397	0.5
Surgical Implant	85,625	15.0	54,997	10.0	30,628	55.7
International	155,142	27.1	147,706	27.0	7,436	5.0
Total net sales	$571,758	100.0%	$527,413	100.0%	$44,345	8.4%

Net sales in our Bracing and Vascular segment were $256.0 million for first half 2016, an increase of 2.4% from net sales of $250.1 million for first half 2015. Adjusted for the number of shipping days, net sales decreased 0.8% in first half 2016 compared to first half 2015. The decrease was driven by lower sales our Dr. Comfort therapeutic footwear due to a delay in shipments as we transitioned to a new ERP system during second quarter 2016, offset by growth in our OfficeCare channel and direct consumer products.

Net sales in our Recovery Sciences segment were $75.0 million for first half 2016, an increase of 0.5% from net sales of $74.6 million for first half 2015. Adjusted for the number of shipping days, net sales in our Recovery Sciences segment decreased 2.6% for first half 2016 compared to the prior year first half. The decrease was driven by lower sales of spine products to our insurance and wholesale customers partially offset by strong sales of consumer retail Compex muscle stimulator devices.

Net sales in our Surgical Implant segment were $85.6 million for first half 2016, an increase of 55.7% from net sales of $55.0 million for first half 2015. Adjusted for the number of shipping days, net sales in our Surgical Implant segment grew 50.9% over the prior year first half. The increase was primarily driven by sales of bone cement, which was acquired with the assets purchased from Zimmer Biomet in third quarter 2015. The segment also had strong organic growth in shoulder, hip and knee products due to new product introductions and new account acquisition due to contribution from new sales representatives attained as a result of the asset purchase.

Net sales in our International segment were $155.1 million for first half 2016, an increase of 5.0% from net sales of $147.7 million for first half 2015. In constant currency, excluding an unfavorable impact of $2.6 million related to changes in foreign exchange rates in effect during first half 2016 compared to the rates in effect in first half 2015, net sales increased 6.8% for first half 2016 compared to first half 2015. Adjusted for the number of shipping days, net sales in our International segment increased 2.9% for first half 2016 compared to first half 2015. Growth in direct markets, primarily France, Canada, Germany and Australia, were offset by challenges in export markets due to a stronger U.S. dollar.

Cost of Sales. As a percentage of net sales, cost of sales remained essentially flat at 41.7% for first half 2016, compared to 41.6% for first half 2015 mainly due to material cost savings initiatives and lower manufacturing costs in Mexico from a weaker Peso.

Selling, General and Administrative (SG&A). SG&A expenses increased to $243.6 million for first half 2016, from $215.8 million in first half 2015. The increase was mainly due to variable expenses related to additional shipping days and sales growth in first half 2016 and integration costs in our Surgical Implant segment related to our asset purchase from Zimmer Biomet.

Research and Development (R&D). R&D expenses were $20.0 million for first half 2016, compared to $17.6 million in first half 2015, constant as a percentage of net sales at 3.5% and 3.3% of net sales, respectively. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $38.7 million for first half 2016, from $39.6 million for first half 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $84.7 million for first half 2016 compared to $87.4 million for first half 2015. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Other Income (Expense), Net. Other income (expense), net, increased to income of $0.8 million for first half 2016 from expense of $3.4 million for first half 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For first half 2016, we recorded an income tax provision of $9.0 million on a pre-tax loss of $52.9 million, resulting in a negative effective tax rate of 17.0%. For first half 2015, we recorded a tax provision of $7.9 million on pre-tax losses of $124.0 million, resulting in a negative effective tax rate of 6.3%.

We recorded income tax expense in the period, although there were pre-tax losses.  The income tax expense primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.7 million was recognized for first half 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs. Net income from discontinued operations was $18.9 million for first half of 2015.

Liquidity and Capital Resources

As of July 1, 2016, our primary sources of liquidity consisted of cash and cash equivalents totaling $41.7 million and our $150.0 million revolving credit facility, of which $67.5 million was available. Our revolving credit balance was $82.0 million as of July 1, 2016 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy. Working capital at July 1, 2016 was $230.0 million.

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

Cash Flows

Operating activities from continuing operations used $12.1 million and $22.2 million of cash for first half 2016 and 2015, respectively. Cash from operating activities for all periods presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. Working capital used $19.0 million in first half  2016 primarily due to increased accounts receivable from increased sales and higher inventory due to seasonality and to support growth in the Surgical Implant segment,  Working capital ratio was 1.2 in first half 2016 compared to 1.08 in first half 2015. For first half 2016 and 2015, cash paid for interest was $86.8 million and $88.5 million, respectively.

Investing activities from continuing operations used $30.8 million and $16.6 million of cash for first half 2016 and 2015, respectively. Cash used in investing activities for first half 2016 and 2015 was for purchases of property and consigned surgical instruments to support growth, vascular system pumps used as rental units and IT automation technology.

Financing activities provided cash of $44.1 million and $28.0 million in first half 2016 and 2015, respectively. Cash provided by financing activities in first half 2016 and 2015 consisted of net borrowings under and repayments of our revolving credit facility.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $38.5 million, was as follows for July 1, 2016 (in thousands):

	July 1, 2016		December 31, 2015
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
Revolving credit facility	$82,000	$80,125	$30,000	$27,886
Term loans	1,044,450	1,030,815	1,052,363	1,037,117
	1,126,450	1,110,940	1,082,363	1,065,003
Notes:
8.125% second lien notes due 2021	1,015,000	999,367	1,015,000	998,137
10.75% third lien notes due 2020	298,471	291,178	298,471	290,443
9.75% senior subordinated notes due 2017	1,529	1,529	1,529	1,529
	1,315,000	1,292,074	1,315,000	1,290,109
Total indebtedness	$2,441,450	$2,403,014	$2,397,363	$2,355,112

Credit Facilities.

Our credit facilities at July 1, 2016 consisted of $1,044.5 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving credit balance was $82.0 million at July 1, 2016 and we have provided a $0.5 million letter of credit related to collateral requirements under our product liability insurance policy.

We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.

Notes. Assuming we are in compliance with the terms of the indentures governing our 8.125% Notes, 10.75% Notes and 9.75% Notes 2021 we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the Notes.

See Note 9 to our Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of July 1, 2016, our actual first lien net leverage ratio was 4.33:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended July 1, 2016 was 1.50:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended July 1, 2016 and June 27, 2015 and the twelve months ended July 1, 2016 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	June 27,	July 1,	June 27,	July 1,
	2016	2015	2016	2015	2016
Net loss attributable to DJO Finance LLC	$(23,275)	$(77,977)	$(61,595)	$(113,503)	$(289,019)
Income from discontinued operations, net	(855)	(14,873)	(665)	(18,865)	175,781
Interest expense, net	42,396	44,564	84,666	87,430	169,529
Income tax provision	3,577	5,911	8,990	7,856	13,389
Depreciation and amortization	29,274	28,441	59,176	56,483	120,149
Non-cash charges (a)	2,204	579	2,603	1,254	4,752
Non-recurring and integration charges (b)	8,605	5,472	15,937	11,516	38,397
Other adjustment items (c)	1,636	69,201	3,366	75,480	11,790
	63,562	61,318	112,478	107,651	244,768
Permitted pro forma adjustments applicable to the twelve month period only (d)
Future cost savings					5,568
Adjusted EBITDA	$63,562	$61,318	$112,478	$107,651	$250,336

(a)	Non-cash items are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	June 27,	July 1,	June 27,	July 1,
	2016	2015	2016	2015	2016
Stock compensation expense	$1,316	$539	$1,521	$1,152	$2,174
Loss (gain) on disposal of fixed assets and assets held for sale, net	783	40	890	(185)	1,852
Purchase accounting adjustments (1)	105	—	192	287	726
Total non-cash charges	$2,204	$579	$2,603	$1,254	$4,752

(1)	Purchase accounting adjustments for the twelve months ended July 1, 2016 consisted of amortization of fair market value inventory adjustments

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	June 27,	July 1,	June 27,	July 1,
	2016	2015	2016	2015	2016
Integration charges:
Global business unit reorganization and integration	$1,576	$1,330	$2,861	$4,492	$6,965
Acquisition related expenses and integration (1)	2,657	556	5,982	1,055	13,562
Litigation and regulatory costs and settlements, net (2)	4,472	1,642	6,486	2,586	12,764
Other non-recurring items (3)	(100)	1,114	608	1,825	3,030
Automation projects	—	830	—	1,558	2,076
Total non-recurring and integration charges	$8,605	$5,472	$15,937	$11,516	$38,397

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended July 1, 2016, litigation and regulatory costs consisted of $2.7 million in litigation costs related to ongoing product liability issues and $10.1 million related to other litigation and regulatory costs and settlements.

(3)

For the twelve months ended July 1, 2016, other non-recurring items consisted of $1.9 million in specifically identified non-recurring operational and regulatory projects and $1.1 million in other non-recurring travel and professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	June 27,	July 1,	June 27,	July 1,
	2016	2015	2016	2015	2016
Blackstone monitoring fees	$1,750	$1,750	$3,500	$3,500	$7,000
Non-controlling interests	169	165	362	466	736
Loss on modification and extinguishment of debt (1)	—	67,967	—	67,967	507
Other (2)	(283)	(681)	(496)	3,547	3,547
Total other adjustment items	$1,636	$69,201	$3,366	$75,480	$11,790
(1)

Loss on modification and extinguishment of debt for the six months ending June 27, 2015 consisted of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of July 1, 2016, we have $1,315.0 million of aggregate fixed rate notes and $1,126.5 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the six months ended July 1, 2016 by $1.6 million. As of July 1, 2016, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.45% as of July 1, 2016. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the six months ended July 1, 2016 would have increased the rate applicable to our variable debt by 0.45%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the three and six months ended July 1, 2016, sales denominated in foreign currencies accounted for 25.4% and 25.0% of our consolidated net sales, of which 17.6% and 17.5% were denominated in the Euro, respectively. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, herein). As of July 1, 2016, we did not have any outstanding foreign currency exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Principal Accounting and Principal Financial Officer concluded that, as of the end of the quarter covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

ITEM 5. OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended July 1, 2016.

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

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Principal Accounting and Principal Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Principal Accounting and Principal Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of July 1, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2016 and June 27, 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 1, 2016 and June 27, 2015, (iv) the Unaudited Consolidated Statement of Deficit for the six months ended July 1, 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2016 and June 27, 2015 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: August 2, 2016	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: August 2, 2016	By:	/s/ DIANNE DEUITCH
Dianne Deuitch
Principal Financial and Principal Accounting Officer