Form 10-Q
period 2016-09-30
DJO Finance LLC
filed 2016-11-08
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    (Note: Prior to the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-213164) on August 31, 2016, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. As a voluntary filer the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements). In addition, since August 31, 2016, when the registrant became subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2016, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,434	$48,943
Accounts receivable, net	181,814	172,360
Inventories, net	183,122	174,573
Prepaid expenses and other current assets	23,818	21,179
Current assets of discontinued operations	511	2,878
Total current assets	435,699	419,933
Property and equipment, net	129,760	117,273
Goodwill	1,019,510	1,018,104
Intangible assets, net	691,604	749,045
Other assets	7,260	5,174
Non-current assets of discontinued operations	—	29
Total assets	$2,283,833	$2,309,558
Liabilities and Deficit
Current liabilities:
Accounts payable	$69,938	$58,492
Accrued interest	45,521	16,998
Current portion of debt obligations	10,550	10,550
Other current liabilities	94,234	102,173
Current liabilities of discontinued operations	262	13,371
Total current liabilities	220,505	201,584
Long-term debt obligations	2,377,418	2,344,562
Deferred tax liabilities, net	222,376	213,856
Other long-term liabilities	21,145	15,092
Total liabilities	$2,841,444	$2,775,094
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	842,912	841,510
Accumulated deficit	(1,377,516)	(1,293,339)
Accumulated other comprehensive loss	(26,174)	(16,341)
Total membership deficit	(560,778)	(468,170)
Noncontrolling interests	3,167	2,634
Total deficit	(557,611)	(465,536)
Total liabilities and deficit	$2,283,833	$2,309,558

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales	$287,040	$278,263	$858,798	$805,676
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,057 and $21,544 for three and nine months ended September 30, 2016 and $7,864 and $22,934 for three and nine months ended September 26, 2015, respectively)	122,533	114,239	361,090	333,893
Selling, general and administrative	114,788	113,704	358,344	329,501
Research and development	8,481	7,598	28,457	25,150
Amortization of intangible assets	18,994	20,242	57,657	59,888
	264,796	255,783	805,548	748,432
Operating income	22,244	22,480	53,250	57,244
Other (expense) income:
Interest expense, net	(42,683)	(42,127)	(127,349)	(129,557)
Loss on extinguishment of debt	-	(335)	-	(68,302)
Other (expense) income, net	(20)	(3,056)	732	(6,469)
	(42,703)	(45,518)	(126,617)	(204,328)
Loss before income taxes	(20,459)	(23,038)	(73,367)	(147,084)
Income tax provision	(2,166)	(2,124)	(11,156)	(9,980)
Net loss from continuing operations	(22,625)	(25,162)	(84,523)	(157,064)
Net income (loss) from discontinued operations	142	(152,536)	807	(133,671)
Net loss	(22,483)	(177,698)	(83,716)	(290,735)
Net income attributable to noncontrolling interests	(99)	(140)	(461)	(606)
Net loss attributable to DJO Finance LLC	$(22,582)	$(177,838)	$(84,177)	$(291,341)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net loss	$(22,483)	$(177,698)	$(83,716)	$(290,735)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(1) and $(167) for three and nine months ended September 30, 2016 and $37 and $377 for three and nine months ended September 26, 2015, respectively	1,086	(81)	(1,764)	(5,386)
Unrealized gain (loss) on cash flow hedges, net of tax provision of zero for the three and nine months ended September 30, 2016	45	—	(7,997)	—
Other comprehensive income (loss)	1,131	(81)	(9,761)	(5,386)
Comprehensive loss	(21,352)	(177,779)	(93,477)	(296,121)
Comprehensive income attributable to noncontrolling interests	(131)	(137)	(533)	(397)
Comprehensive loss attributable to DJO Finance LLC	$(21,483)	$(177,916)	$(94,010)	$(296,518)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2015	$841,510	$(1,293,339)	$(16,341)	$(468,170)	$2,634	$(465,536)
Net (loss) income	—	(84,177)	—	(84,177)	461	(83,716)
Other comprehensive (loss) income, net of taxes	—	—	(9,833)	(9,833)	72	(9,761)
Stock-based compensation	1,806	—	—	1,806	—	1,806
Exercise of stock options	(404)	—	—	(404)	—	(404)
Balance at September 30, 2016	$842,912	$(1,377,516)	$(26,174)	$(560,778)	$3,167	$(557,611)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2016	September 26, 2015
Cash flows from operating activities:
Net loss	$(83,716)	$(290,735)
Net (income) loss from discontinued operations	(807)	133,671
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	30,551	25,528
Amortization of intangible assets	57,657	59,888
Amortization of debt issuance costs and non-cash interest expense	5,769	5,987
Stock-based compensation expense	1,806	1,450
Loss on disposal of assets, net	572	630
Deferred income tax expense (benefit)	6,235	(4,125)
Loss on modification and extinguishment of debt	-	68,302
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(9,041)	(2,907)
Inventories	(12,918)	(12,889)
Prepaid expenses and other assets	(2,192)	(2,722)
Accrued interest	28,522	27,706
Accounts payable and other current liabilities	(2,542)	1,758
Net cash provided by continuing operating activities	19,896	11,542
Net cash (used in) provided by discontinued operations	(9,906)	49,726
Net cash provided by operating activities	9,990	61,268
Cash flows from investing activities:
Cash paid in connection with acquisition, net of cash acquired	-	(24,000)
Purchases of property and equipment	(40,791)	(27,559)
Proceeds from disposition of assets	946	—
Net cash used in investing activities from continuing operations	(39,845)	(51,559)
Net cash used in investing activities from discontinued operations	—	(575)
Net cash used in investing activities	(39,845)	(52,134)
Cash flows from financing activities:
Proceeds from issuance of debt	63,000	2,468,032
Repayments of debt obligations	(35,913)	(2,389,133)
Payment of debt issuance, modification and extinguishment costs	-	(62,375)
Net cash provided by financing activities	27,087	16,524
Effect of exchange rate changes on cash and cash equivalents	259	(116)
Net (decrease) increase in cash and cash equivalents	(2,509)	25,542
Cash and cash equivalents at the beginning of the period	48,943	31,144
Cash and cash equivalents at the end of the period	$46,434	$56,686

Supplemental disclosures of cash flow information:
Cash paid for interest	$92,921	$95,645
Cash paid for taxes, net	$3,564	$6,553

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$1,829	$2,452

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

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first nine months of 2016 had more shipping days than in the first nine months of 2015.

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

In August 2016, the FASB issued an accounting standards update which affects the classification of certain cash receipts and cash payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

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

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales	$—	$21,735	$—	$85,266
Costs and operating expenses:
Cost of sales	—	6,118	—	21,242
Selling, general and administrative	—	10,115	—	33,114
Research and development	—	114	—	201
Amortization of intangible assets	—	2,282	—	6,845
Impairment of intangible assets	—	164,948	—	169,448
Other income	142	10	807	84
Income (loss) from discontinued operations before income taxes	$142	$(161,832)	$807	$(145,500)
Income tax benefit	—	9,296	—	11,829
Net income (loss) from discontinued operations	$142	$(152,536)	$807	$(133,671)

Net liabilities for discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable, net	$—	$2,743
Other current assets	511	135
Property and equipment, net	—	22
Intangible and other non-current assets	—	7
Total assets	511	2,907
Accounts payable and other liabilities	262	13,371
Net liabilities	$249	$(10,464)

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Nine Months Ended
	September 30, 2016	September 26, 2015
Balance, beginning of period	$32,893	$23,585
Provision for doubtful accounts	19,478	18,441
Write-offs, net of recoveries	(20,186)	(11,861)
Balance, end of period	$32,185	$30,165

Our allowance for sales returns balance was $3.8 million as of September 30, 2016 and September 26, 2015.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Components and raw materials	$55,314	$57,372
Work in process	7,787	10,330
Finished goods	106,751	99,167
Inventory held on consignment	36,746	29,746
	206,598	196,615
Inventory reserves	(23,476)	(22,042)
	$183,122	$174,573

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 30, 2016	September 26, 2015
Balance, beginning of period	$22,042	$22,094
Provision charged to costs of sales	5,921	4,221
Write-offs, net of recoveries	(4,487)	(2,407)
Balance, end of period	$23,476	$23,908

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$333,022	$1,115,110
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2015	483,258	200,001	1,823	333,022	1,018,104
Current Year Activity:
Foreign currency translation	—	—	—	1,406	1,406
Balance, end of period
Goodwill	483,258	249,601	49,229	334,428	1,116,516
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at September 30, 2016	$483,258	$200,001	$1,823	$334,428	$1,019,510

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

September 30, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$476,629	$(354,772)	$121,857
Patents and technology	446,824	(268,023)	178,801
Trademarks and trade names	29,769	(14,888)	14,881
Distributor contracts and relationships	4,793	(4,389)	404
Non-compete agreements	6,683	(6,208)	475
	$964,698	$(648,280)	316,418
Indefinite-lived intangible assets:
Trademarks and trade names			375,186
Net identifiable intangible assets			$691,604

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,776	$(320,991)	$154,785
Patents and technology	446,854	(246,509)	200,345
Trademarks and trade names	29,737	(12,695)	17,042
Distributor contracts and relationships	4,693	(3,875)	818
Non-compete agreements	6,607	(5,714)	893
	$963,667	$(589,784)	$373,883
Indefinite-lived intangible assets:
Trademarks and trade names			375,162
Net identifiable intangible assets			$749,045

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.2 years for customer relationships, 7.2 years for patents and technology, 1.3 years for distributor contracts and relationships, 6.1 years for trademarks and trade names, and 1.3 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 30, 2016, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2016	$18,867
2017	66,124
2018	57,905
2019	53,041
2020	37,070
Thereafter	83,411
$316,418

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued wages and related expenses	$23,186	$29,031
Accrued commissions	14,884	20,479
Accrued rebates	11,940	13,433
Accrued other taxes	4,403	4,196
Accrued professional expenses	4,847	3,164
Income taxes payable	340	1,612
Deferred tax liability	167	163
Other accrued liabilities	34,467	30,095
	$94,234	$102,173

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

Foreign Exchange Rate Contracts. We utilize Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of September 30, 2016 we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	$—	$1,313
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,295	$282
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	5,714	—

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$171	$—	$246	$—
Foreign exchange forward contracts not designated as hedges	Other income, net	$—	$—	$—	$(4)

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Interest rate cap agreements designated as cash flow hedges	$45	$—	$(7,997)	$—

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$7,009	$—	$7,009

As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$1,313	$—	$1,313
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$282	$—	$282

9. DEBT

Debt obligations consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.8 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively	$63,245	$27,886
Term loan:
$1,044.5 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $12.8 million and $15.3 million as of September 30, 2016 and December 31, 2015, respectively	1,031,631	1,037,117
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $15.0 million and $16.9 million as of September 30, 2016 and December 31, 2015, respectively	1,000,001	998,137
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $6.9 million and $8.1 million as of September 30, 2016 and December 31, 2015, respectively	291,562	290,443
$1.5 million 9.75% Senior subordinated notes	1,529	1,529
Total debt	2,387,968	2,355,112
Current maturities	(10,550)	(10,550)
Long-term debt	$2,377,418	$2,344,562

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

As of September 30, 2016, the market values of our Term Loan and drawings under the ABL Facility were $1,027.5 million and $65.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $65.0 million as of September 30, 2016, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of September 30, 2016 our weighted average interest rate for all borrowings under the Credit Facilities was 4.15%.

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

Guarantee and Security. All obligations under the Credit Facilities are unconditionally guaranteed by DJO Holdings LLC and each of our existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions (collectively, the “Credit Facility Guarantors”). In addition, the Term Loan is secured by (i) a first priority security interest in certain of our tangible and intangible assets and those of each of the Credit Facility Guarantors and all the capital stock of, or other equity interests in, DJO Holdings and each of our material direct or indirect wholly-owned domestic subsidiaries and direct wholly-owned first-tier foreign subsidiaries (subject to certain exceptions and qualifications) (collectively, “Term Loan Collateral”), and (ii) a second priority security interest in the ABL Collateral (as defined below).

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of September 30, 2016, our actual first lien net leverage ratio was 4.11:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of September 30, 2016, we were in compliance with all applicable covenants.

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

As of September 30, 2016, the market value of the 8.125% Notes was $938.9 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 30, 2016, the market value of the 10.75% Notes was $256.7 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

On May 13, 2015, a total of $298.5 million aggregate principal of outstanding 9.75% Notes were validly tendered as part of the Exchange Offer. On September 15, 2016, we issued a notice of optional redemption redeeming the remaining $1.5 million aggregate principal amount of outstanding 9.75% Notes, plus accrued interest, at a redemption price of 100.000%, effective October 15, 2016.

Change of Control

Upon the occurrence of a change of control, DJOFL must give holders of the Notes an opportunity to sell to DJOFL some or all of their 8.125% Notes and 10.75% Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the repurchase date.

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 30, 2016, we were in compliance with all applicable covenants.

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

Loss on Modification and Extinguishment of Debt

During the nine months ended September 26, 2015, we recognized loss on modification and extinguishment of debt of $68.0 million. The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

Debt Issuance Costs

As of September 30, 2016 and December 31, 2015, we had $12.3 million and $14.5 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Consolidated Balance Sheets.

For the three and nine months ended September 30, 2016, amortization of debt issuance costs was $0.8 million and $2.2 million, respectively. For the three and nine months ended September 26, 2015, amortization of debt issuance costs was $0.7 million and $4.0 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

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

For the three and nine months ended September 30, 2016, we recorded income tax provision of $2.2 million and $11.2 million on pre-tax losses of $20.5 million and $73.4 million, resulting in negative effective tax rates of 10.6% and 15.2%, respectively. For the three and nine months ended September 26, 2015, we recorded income tax provision of approximately $2.1 million and $10.0 million on pre-tax losses of $23.0 million and $147.1 million, resulting in negative effective tax rates of 9.2% and 6.8%, respectively.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $9.0 million and $35.0 million on the deferred tax assets related to the net operating loss carryforwards generated in the three and nine months ended September 30, 2016. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward amount.

At September 30, 2016, our gross unrecognized tax benefits were $15.6 million reflecting an increase of $0.7 million from the unrecognized amount of $14.9 million at December 31, 2015. As of September 30, 2016, we have $3.2 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.9 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 30, 2016, we have unrecognized various foreign and U.S. state tax benefits of approximately $6.1 million, which, if recognized, would impact our effective tax rate in future periods.

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

Options granted in 2013 and 2014 to existing employees had the same terms as the Performance Options described above and options granted to new employees in 2013 and 2014 had the same terms as the options amended in February 2013. Commencing with options granted in September 2015, options granted to existing employees have the same terms as the Market Return Options, and options granted to new employees consist of one-third Time-Based Options and two-thirds Market Return Options.

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

Stock-Based Compensation

During the nine months ended September 30, 2016, the compensation committee granted 992,818 options to employees, of which 646,998 were Market Return Options, 171,002 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 18,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options, Director Service Options and Vested Options granted during the nine months ended September 30, 2016 was $5.99, $5.98, and $5.25 respectively.

During the nine months ended September 26, 2015, the compensation committee granted 858,621 options to employees, of which 444,169 were Performance Options, 265,000 were Market Return Options, 128,331 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, the Vested Options, and the Director Service Options, granted during the nine months ended September 26, 2015 were $6.04, $5.27, and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Expected volatility	33.2%	N/A	33.2%-33.3%	33.3%
Risk-free interest rate	1.4%	N/A	1.2%-1.6%	1.5%-2.0%
Expected years until exercise	6.6	N/A	5.2-6.6	5.1-8.3
Expected dividend yield	0.0%	N/A	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Cost of sales	$13	$8	$74	$69
Operating expenses:
Selling, general and administrative	269	286	1,588	1,371
Research and development	3	4	144	10
	$285	$298	$1,806	$1,450

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

12. MEMBERSHIP DEFICIT

During the nine months ended September 30, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

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

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended September 30, 2016 and September 26, 2015, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales:
Bracing and Vascular	$134,421	$133,204	$390,388	$383,287
Recovery Sciences	39,793	37,895	114,817	112,522
Surgical Implant	40,852	37,651	126,477	92,648
International	71,974	69,513	227,116	217,219
	$287,040	$278,263	$858,798	$805,676
Operating income:
Bracing and Vascular	$30,393	$31,902	$79,999	$84,295
Recovery Sciences	7,683	7,916	22,184	19,318
Surgical Implant	7,908	7,819	21,190	16,531
International	11,657	11,548	35,299	37,245
Expenses not allocated to segments and eliminations	(35,397)	(36,705)	(105,422)	(100,145)
	$22,244	$22,480	$53,250	$57,244

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales:
United States	$215,066	$208,750	$631,682	$588,457
Other Europe, Middle East and Africa	33,440	31,632	107,956	101,189
Germany	19,128	19,159	62,091	61,031
Australia and Asia Pacific	11,141	10,104	32,543	30,495
Canada	6,428	6,132	18,862	17,865
Latin America	1,837	2,486	5,664	6,639
	$287,040	$278,263	$858,798	$805,676

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,480	$1,832	$25,122	$—	$46,434
Accounts receivable, net	—	134,078	47,736	—	181,814
Inventories, net	—	148,280	42,521	(7,679)	183,122
Prepaid expenses and other current assets	72	15,976	7,770	—	23,818
Current assets of discontinued operations	—	511	—	—	511
Total current assets	19,552	300,677	123,149	(7,679)	435,699
Property and equipment, net	—	115,992	13,824	(56)	129,760
Goodwill	—	951,005	99,829	(31,324)	1,019,510
Intangible assets, net	—	681,411	10,193	—	691,604
Investment in subsidiaries	1,297,699	1,679,465	52,122	(3,029,286)	—
Intercompany receivables	562,458	—	—	(562,458)	—
Other non-current assets	—	3,043	4,215	2	7,260
Total assets	$1,879,709	$3,731,593	$303,332	$(3,630,801)	$2,283,833
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$60,336	$9,602	$—	$69,938
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	46,804	64,528	28,423	—	139,755
Current liabilities of discontinued operations	—	262	—	—	262
Total current liabilities	57,354	125,126	38,025	—	220,505
Long-term debt obligations	2,377,418	—	—	—	2,377,418
Deferred tax liabilities, net	—	215,966	6,410	—	222,376
Intercompany payables, net	—	331,992	143,526	(475,518)	—
Other long-term liabilities	5,715	14,902	528	—	21,145
Total liabilities	2,440,487	687,986	188,489	(475,518)	2,841,444
Noncontrolling interests	—	—	3,167	—	3,167
Total membership (deficit) equity	(560,778)	3,043,607	111,676	(3,155,283)	(560,778)
Total liabilities and (deficit) equity	$1,879,709	$3,731,593	$303,332	$(3,630,801)	$2,283,833

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$251,577	$74,039	$(38,576)	$287,040
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,057)	—	95,930	70,239	(43,636)	122,533
Selling, general and administrative	—	94,261	20,527	—	114,788
Research and development	—	7,633	848	—	8,481
Amortization of intangible assets	—	18,607	387	—	18,994
	—	216,431	92,001	(43,636)	264,796
Operating income (loss)	—	35,146	(17,962)	5,060	22,244
Other (expense) income:
Interest (expense) income, net	(42,700)	39	(22)	—	(42,683)
Other (expense) income, net	—	(9,297)	9,277	—	(20)
Intercompany income (expense), net	—	555	(670)	115	—
Equity in income (loss) of subsidiaries, net	20,119	—	—	(20,119)	—
	(22,581)	(8,703)	8,585	(20,004)	(42,703)
(Loss) income before income taxes	(22,581)	26,443	(9,377)	(14,944)	(20,459)
Income tax provision	—	(1,858)	(308)	—	(2,166)
Net (loss) income from continuing operations	(22,581)	24,585	(9,685)	(14,944)	(22,625)
Net income from discontinued operations	—	142	—	—	142
Net (loss) income	(22,581)	24,727	(9,685)	(14,944)	(22,483)
Net income attributable to noncontrolling interests	—	—	(99)	—	(99)
Net (loss) income attributable to DJOFL	$(22,581)	$24,727	$(9,784)	$(14,944)	$(22,582)

 DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$747,449	$232,712	$(121,363)	$858,798
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $21,544)	—	285,236	208,950	(133,096)	361,090
Selling, general and administrative	—	289,898	68,446	—	358,344
Research and development	—	25,742	2,715	—	28,457
Amortization of intangible assets	—	56,453	1,204	—	57,657
	—	657,329	281,315	(133,096)	805,548
Operating income (loss)	—	90,120	(48,603)	11,733	53,250
Other (expense) income:
Interest (expense) income, net	(127,431)	110	(28)	—	(127,349)
Other (expense) income, net	(8)	(25,870)	26,610	—	732
Intercompany (expense) income , net	—	(14,229)	14,082	147	—
Equity in income (loss) of subsidiaries, net	43,262	—	—	(43,262)	—
	(84,177)	(39,989)	40,664	(43,115)	(126,617)
(Loss) income before income taxes	(84,177)	50,131	(7,939)	(31,382)	(73,367)
Income tax provision	—	(7,936)	(3,220)	—	(11,156)
Net (loss) income from continuing operations	(84,177)	42,195	(11,159)	(31,382)	(84,523)
Net income from discontinued operations	—	807	—	—	807
Net (loss) income	(84,177)	43,002	(11,159)	(31,382)	(83,716)
Net income attributable to noncontrolling interests	—	—	(461)	—	(461)
Net (loss) income attributable to DJOFL	$(84,177)	$43,002	$(11,620)	$(31,382)	$(84,177)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(22,581)	$24,727	$(9,685)	$(14,944)	$(22,483)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1	—	—	1,086	—	1,086
Unrealized gain on cash flow hedges, net of tax provision of zero	45	—	—	—	45
Other comprehensive income	45	—	1,086	—	1,131
Comprehensive (loss) income	(22,536)	24,727	(8,599)	(14,944)	(21,352)
Comprehensive income attributable to noncontrolling interests	—	—	(131)	—	(131)
Comprehensive (loss) income attributable to DJO Finance LLC	$(22,536)	$24,727	$(8,730)	$(14,944)	$(21,483)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(84,177)	$43,002	$(11,159)	$(31,382)	$(83,716)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $167	—	—	(1,764)	—	(1,764)
Unrealized loss on cash flow hedges, net of tax provision of zero	(7,997)				(7,997)
Other comprehensive loss	(7,997)	—	(1,764)	—	(9,761)
Comprehensive (loss) income	(92,174)	43,002	(12,923)	(31,382)	(93,477)
Comprehensive income attributable to noncontrolling interests	—	—	(533)	—	(533)
Comprehensive (loss) income attributable to DJO Finance LLC	$(92,174)	$43,002	$(13,456)	$(31,382)	$(94,010)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(84,177)	$43,002	$(11,159)	$(31,382)	$(83,716)
Net income from discontinued operations		(807)			$(807)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	26,862	3,730	(41)	30,551
Amortization of intangible assets	—	56,453	1,204	—	57,657
Amortization of debt issuance costs and non-cash interest expense	5,769	—	—	—	5,769
Stock-based compensation expense	—	1,806	—	—	1,806
Gain on disposal of assets, net	—	482	86	4	572
Deferred income tax expense	—	5,920	315	—	6,235
Equity in (loss) income of subsidiaries, net	(43,262)	—	—	43,262	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(6,506)	(2,535)	—	(9,041)
Inventories	—	(7,899)	7,236	(12,255)	(12,918)
Prepaid expenses and other assets	1,282	(3,493)	(1,176)	1,195	(2,192)
Accounts payable and other current liabilities	26,839	1,823	309	(2,991)	25,980
Net cash (used in) provided by continuing operating activities	(93,549)	117,643	(1,990)	(2,208)	19,896
Net cash used in discontinued operations	-	(9,906)	—	-	(9,906)
Net cash (used in) provided by operating activities	(93,549)	107,737	(1,990)	(2,208)	9,990
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(36,910)	(3,880)	(1)	(40,791)
Proceeds from disposition of assets	—	946	—	—	946
Net cash used in investing activities from continuing operations	—	(35,964)	(3,880)	(1)	(39,845)
Cash Flows From Financing Activities:
Intercompany	56,269	(70,101)	11,623	2,209	—
Proceeds from issuance of debt	63,000	—	—	—	63,000
Repayments of debt obligations	(35,913)	—	—	—	(35,913)
Net cash provided by (used in) financing activities	83,356	(70,101)	11,623	2,209	27,087
Effect of exchange rate changes on cash and cash equivalents	—	—	259	—	259
Net (decrease) increase in cash and cash equivalents	(10,193)	1,672	6,012	-	(2,509)
Cash and cash equivalents, beginning of year	29,673	160	19,110	—	48,943
Cash and cash equivalents, end of year	$19,480	$1,832	$25,122	$-	$46,434

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$244,893	$68,516	$(35,146)	$278,263
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,864)	—	99,673	54,091	(39,525)	114,239
Selling, general and administrative	—	91,778	21,926	—	113,704
Research and development	—	6,528	1,070	—	7,598
Amortization of intangible assets	—	19,626	616	—	20,242
	—	217,605	77,703	(39,525)	255,783
Operating income (loss)	—	27,288	(9,187)	4,379	22,480
Other (expense) income:
Interest (expense) income, net	(42,130)	10	(7)	—	(42,127)
Loss on modification and extinguishment of debt	(335)	—	—	—	(335)
Other expense, net	—	(230)	(2,826)	-	(3,056)
Intercompany (expense) income, net	—	(5,552)	5,590	(38)	-
Equity in income of subsidiaries, net	(135,374)	-	—	135,374	-
	(177,839)	(5,772)	2,757	135,336	(45,518)
(Loss) income before income taxes	(177,839)	21,516	(6,430)	139,715	(23,038)
Income tax provision	—	(1,460)	(664)	—	(2,124)
Net (loss) income from continuing operations	(177,839)	20,056	(7,094)	139,715	(25,162)
Net loss from discontinued operations	—	(152,536)	—	—	(152,536)
Net (loss) income	(177,839)	(132,480)	(7,094)	139,715	(177,698)
Net income attributable to noncontrolling interests	—	—	(140)	—	(140)
Net (loss) income attributable to DJOFL	$(177,839)	$(132,480)	$(7,234)	$139,715	$(177,838)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$706,656	$214,550	$(115,530)	$805,676
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $22,934)	—	293,223	165,076	(124,406)	333,893
Selling, general and administrative	—	262,905	66,596	—	329,501
Research and development	—	22,512	2,638	—	25,150
Amortization of intangible assets	—	58,021	1,867	—	59,888
	—	636,661	236,177	(124,406)	748,432
Operating income (loss)	—	69,995	(21,627)	8,876	57,244
Other (expense) income:
Interest (expense) income, net	(129,568)	33	(22)	—	(129,557)
Loss on modification and extinguishment of debt	(68,302)	—	—	—	(68,302)
Other expense, net	—	(839)	(5,630)	-	(6,469)
Intercompany (expense) income, net	—	(13,806)	13,882	(76)	-
Equity in income of subsidiaries, net	(93,472)	—	—	93,472	-
	(291,342)	(14,612)	8,230	93,396	(204,328)
(Loss) income before income taxes	(291,342)	55,383	(13,397)	102,272	(147,084)
Income tax provision	—	(7,952)	(2,028)	—	(9,980)
Net (loss) income from continuing operations	(291,342)	47,431	(15,425)	102,272	(157,064)
Net loss from discontinued operations	—	(133,671)	—	—	(133,671)
Net (loss) income	(291,342)	(86,240)	(15,425)	102,272	(290,735)
Net income attributable to noncontrolling interests	—	—	(606)	—	(606)
Net (loss) income attributable to DJOFL	$(291,342)	$(86,240)	$(16,031)	$102,272	$(291,341)

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(291,342)	$(86,240)	$(15,425)	$102,272	$(290,735)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $377	—	—	(5,386)	—	(5,386)
Other comprehensive loss	—	—	(5,386)	—	(5,386)
Comprehensive (loss) income	(291,342)	(86,240)	(20,811)	102,272	(296,121)
Comprehensive loss attributable to noncontrolling interests	—	—	(397)	—	(397)
Comprehensive (loss) income attributable to DJO Finance LLC	$(291,342)	$(86,240)	$(21,208)	$102,272	$(296,518)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 26, 2015

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(291,342)	$(86,240)	$(15,425)	$102,272	$(290,735)
Net income from discontinued operations	—	133,671	—	—	133,671
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	22,050	3,558	(80)	25,528
Amortization of intangible assets	—	58,021	1,867	—	59,888
Amortization of debt issuance costs and non-cash interest expense	5,987	—	—	—	5,987
Stock-based compensation expense	—	1,450	—	—	1,450
Loss on modification and extinguishment of debt	68,302	—	—	—	68,302
Gain on disposal of assets, net	—	499	139	(8)	630
Deferred income tax expense (benefit)	—	(4,486)	361	-	(4,125)
Equity in income (loss) of subsidiaries, net	93,472	—	—	(93,472)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,584)	(1,323)	—	(2,907)
Inventories	—	(4,356)	4,623	(13,156)	(12,889)
Prepaid expenses and other assets	58	(274)	(3,112)	606	(2,722)
Accounts payable and other current liabilities	27,705	(4,122)	1,344	4,537	29,464
Net cash (used in) provided by continuing operating activities	(95,818)	114,629	(7,968)	699	11,542
Net cash provided by discontinued operations	—	49,726	—	—	49,726
Net cash (used in) provided by operating activities	(95,818)	164,355	(7,968)	699	61,268
Cash Flows from Investing Activities:
Cash paid in connection with acquisition, net of cash acquired	—	(24,000)	—	—	(24,000)
Purchases of property and equipment	—	(23,596)	(4,041)	78	(27,559)
Net cash (used in) provided by investing activities from continuing operations	—	(47,596)	(4,041)	78	(51,559)
Net cash provided by investing activities from discontinued operations	—	(575)	—	—	(575)
Net cash (used in) provided by investing activities	—	(48,171)	(4,041)	78	(52,134)
Cash Flows from Financing Activities:
Intercompany	103,249	(116,010)	13,538	(777)	—
Proceeds from issuance of debt	2,465,826	—	2,206	—	2,468,032
Repayments of debt	(2,389,075)	—	(58)	—	(2,389,133)
Payment of debt issuance, modification and extinguishment costs	(62,375)	—	—	—	(62,375)
Net cash provided by (used in) financing activities	117,625	(116,010)	15,686	(777)	16,524
Effect of exchange rate changes on cash and cash equivalents	—	—	(116)	—	(116)
Net increase in cash and cash equivalents	21,807	174	3,561	—	25,542
Cash and cash equivalents at beginning of period	12,958	3	18,183	—	31,144
Cash and cash equivalents at end of period	$34,765	$177	$21,744	$—	$56,686

17. SUBSEQUENT EVENT

In the fourth quarter of 2016, we initiated the restructure of our business units. A change in reportable segments will occur as a result of this restructuring. We will restate segment information for all periods presented in our 2016 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission (SEC) in 2017.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Bracing and Vascular:
Net sales	$134,421	$133,204	$390,388	$383,287
Operating income	30,393	31,902	79,999	84,295
Operating income as a percent of net segment sales	22.6%	23.9%	20.5%	22.0%
Recovery Sciences:
Net sales	$39,793	$37,895	$114,817	$112,522
Operating income	7,683	7,916	22,184	19,318
Operating income as a percent of net segment sales	19.3%	20.9%	19.3%	17.2%
Surgical Implant:
Net sales	$40,852	$37,651	$126,477	$92,648
Operating income	7,908	7,819	21,190	16,531
Operating income as a percent of net segment sales	19.4%	20.8%	16.8%	17.8%
International:
Net sales	$71,974	$69,513	$227,116	$217,219
Operating income	11,657	11,548	35,299	37,245
Operating income as a percent of net segment sales	16.2%	16.6%	15.5%	17.1%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 26, 2015		September 30, 2016		September 26, 2015
Net sales	$287,040	100.0%	$278,263	100.0%	$858,798	100.0%	$805,676	100.0%
Costs and operating expenses:
Cost of sales (1)	122,533	42.7	114,239	41.1	361,090	42.0	333,893	41.4
Selling, general and administrative	114,788	40.0	113,704	40.8	358,344	41.8	329,501	41.0
Research and development	8,481	3.0	7,598	2.7	28,457	3.3	25,150	3.1
Amortization of intangible assets	18,994	6.6	20,242	7.3	57,657	6.7	59,888	7.4
	264,796	92.3	255,783	91.9	805,548	93.8	748,432	92.9
Operating income	22,244	7.7	22,480	8.1	53,250	6.2	57,244	7.1
Other (expense) income:
Interest expense, net	(42,683)	(14.8)	(42,127)	(15.1)	(127,349)	(14.8)	(129,557)	(16.1)
Loss on extinguishment of debt	-	-	(335)	(0.1)	-	-	(68,302)	(8.5)
Other (expense) income, net	(20)	-	(3,056)	(1.1)	732	0.1	(6,469)	(0.8)
	(42,703)	(14.8)	(45,518)	(16.3)	(126,617)	(14.7)	(204,328)	(25.4)
Loss before income taxes	(20,459)	(7.1)	(23,038)	(8.2)	(73,367)	(8.5)	(147,084)	(18.3)
Income tax provision	(2,166)	(0.8)	(2,124)	(0.8)	(11,156)	(1.3)	(9,980)	(1.2)
Net loss from continuing operations	(22,625)	(7.9)	(25,162)	(9.0)	(84,523)	(9.8)	(157,064)	(19.5)
Net income (loss) from discontinued operations	142	-	(152,536)	(54.8)	807	0.1	(133,671)	(16.6)
Net loss	(22,483)	(7.9)	(177,698)	(63.8)	(83,716)	(9.7)	(290,735)	(36.1)
Net income attributable to noncontrolling interests	(99)	—	(140)	(0.1)	(461)	(0.1)	(606)	(0.1)
Net loss attributable to DJO Finance LLC	$(22,582)	(7.9)%	$(177,838)	(63.9)%	$(84,177)	(9.8)%	$(291,341)	(36.2)%

(1)

Cost of sales is exclusive of amortization of intangible assets of $7,057 and $21,544 for the three and nine months ended September 30, 2016 and $7,864 and $22,934 for the three and nine months ended September 26, 2015, respectively.

Three Months Ended September 30, 2016 (third quarter 2016) compared to Three Months Ended September 26, 2015 (third quarter 2015)

Net Sales. Net sales for third quarter 2016 increased 3.2% to $287.0 million, compared to net sales of $278.3 million for third quarter 2015. The increase was primarily driven by our Surgical Implant and International segments. The impact of foreign currency exchange rates was negligible for third quarter 2016 compared to third quarter 2015.

The following table sets forth our net sales by operating segment ($ in thousands):

	Third Quarter 2016	% of Net Sales	Third Quarter 2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$134,421	46.8%	$133,204	47.9%	$1,217	0.9%
Recovery Sciences	39,793	13.9	37,895	13.6	1,898	5.0
Surgical Implant	40,852	14.2	37,651	13.5	3,201	8.5
International	71,974	25.1	69,513	25.0	2,461	3.5
Total net sales	$287,040	100.0%	$278,263	100.0%	$8,777	3.2%

Net sales in our Bracing and Vascular segment were $134.4 million for third quarter 2016, an increase of 0.9% from net sales of $133.2 million for third quarter 2015. The increase was driven by growth in our direct consumer, Aircast and ProCare products, partially offset by lower sales of our Dr. Comfort therapeutic footwear due to disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

Net sales in our Recovery Sciences segment were $39.8 million for third quarter 2016, an increase of 5.0% from net sales of $37.9 million for third quarter 2015. The increase was driven by higher Chattanooga sales as well as strong sales of consumer retail Compex muscle stimulator devices.

Net sales in our Surgical Implant segment were $40.9 million for third quarter 2016, an increase of 8.5% from net sales of $37.7 million for third quarter 2015. The increase was primarily driven by strong organic growth in shoulder, hip and knee products of 22.7%, 23.2% and 68.9%, respectively, due to new product introductions and new account acquisition. The increase was partially offset by a decline in bone cement sales compared to the third quarter 2015 as the selling of the bone cement products transitioned to the Company’s sales force in the first quarter of 2016 from the Zimmer Biomet sales force (which had continued to sell bone cement products on the Company’s behalf during a transition period following the closing of the acquisition).

Net sales in our International segment were $72.0 million for third quarter 2016, an increase of 3.5% from net sales of $69.5 million for third quarter 2015. In constant currency, excluding an unfavorable impact of $0.8 million related to changes in foreign exchange rates in effect during third quarter 2016 compared to third quarter 2015, net sales increased 4.7%. Growth in direct markets, primarily France, Canada and Australia, were offset by challenges in export markets due to a stronger U.S. dollar.

Cost of Sales. As a percentage of net sales, cost of sales increased to 42.7% for third quarter 2016, compared to 41.1% for third quarter 2015 mainly due to a mix between and within the reporting segments and higher operations costs to recover service levels from delayed shipments as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP.

Selling, General and Administrative (SG&A). SG&A expenses increased to $114.8 million for third quarter 2016, from $113.7 million in third quarter 2015. As a percentage of net sales, SG&A expenses remained relatively flat at 40.0% and 40.8% for third quarter 2016 and third quarter 2015, respectively.

Research and Development (R&D). R&D expenses were $8.5 million for third quarter 2016, compared to $7.6 million in third quarter 2015. As a percentage of net sales, R&D expenses increased to 3.0% for third quarter 2016 from 2.7% for third quarter 2015. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $19.0 million for third quarter 2016, from $20.2 million for third quarter 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $42.7 million for third quarter 2016 compared to $42.1 million for third quarter 2015. The increase is due to a higher balance on our senior secured credit facilities for third quarter 2016 compared to third quarter 2015.

Other Income (Expense), Net. Other expense, net, decreased to $20.0 thousand for third quarter 2016 from $3.1 million for third quarter 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For third quarter 2016, we recorded an income tax provision of $2.2 million on a pre-tax loss of $20.5 million, resulting in a negative effective tax rate of 10.6%. For third quarter 2015, we recorded a tax provision of $2.1 million on pre-tax losses of $23.0 million, resulting in a negative effective tax rate of 9.2%.

We recorded income tax expense in the period, although there were pre-tax losses.  The income tax expense recorded primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance recorded in connection with the tax amortization of indefinite-lived intangible assets.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.1 million was recognized for third quarter 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs. Net loss from discontinued operations was $152.5 million for third quarter of 2015.

Nine Months Ended September 30, 2016 (nine months 2016) compared to Nine Months Ended September 26, 2015 (nine months 2015)

Net Sales. Net sales for nine months 2016 increased 6.6% to $858.8 million, compared to net sales of $805.7 million for nine months 2015. Excluding the unfavorable impact of foreign currency exchange rates, net sales increased 7.0% for nine months 2016 compared to nine months 2015. The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our nine months may have more or fewer shipping days from year to year based on the days of the week on which holidays fall. The first nine months of 2016 had four more shipping days than in the first nine months of 2015. Adjusted for the number of shipping days and the 0.4% negative impact of currency exchange rates, net sales grew 4.7% over the prior year nine months. The increase was primarily driven by our Surgical Implant segment as a result of assets purchased from Zimmer Biomet in third quarter 2015.

The following table sets forth our net sales by operating segment ($ in thousands):

	Nine Months 2016	% of Net Sales	Nine Months 2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$390,388	45.5%	$383,287	47.5%	$7,101	1.9%
Recovery Sciences	114,817	13.4	112,522	14.0	2,295	2.0
Surgical Implant	126,477	14.7	92,648	11.5	33,829	36.5
International	227,116	26.4	217,219	27.0	9,897	4.6
Total net sales	$858,798	100.0%	$805,676	100.0%	$53,122	6.6%

Net sales in our Bracing and Vascular segment were $390.4 million for nine months 2016, an increase of 1.9% from net sales of $383.3 million for nine months 2015. Adjusted for the number of shipping days, net sales increased 1.1% in nine months 2016 compared to nine months 2015. The increase was driven by growth in our direct consumer products as well as our Aircast and ProCare products, partially offset by lower sales of our Dr. Comfort therapeutic footwear.

Net sales in our Recovery Sciences segment were $114.8 million for nine months 2016, an increase of 2.0% from net sales of $112.5 million for nine months 2015. Adjusted for the number of shipping days, net sales in our Recovery Sciences segment decreased 2.5% for nine months 2016 compared to the prior year nine months. The decrease was driven by lower sales of spine products to our insurance and wholesale customers partially offset by strong sales of consumer retail Compex muscle stimulator devices and growth in Chattanooga product sales.

Net sales in our Surgical Implant segment were $126.5 million for nine months 2016, an increase of 36.5% from net sales of $92.6 million for nine months 2015. Adjusted for the number of shipping days, net sales in our Surgical Implant segment grew 33.7% over the prior year nine months. The increase was primarily driven by sales of bone cement and new account acquisition due to contribution from new sales representatives attained as a result of the assets purchased from Zimmer Biomet in third quarter 2015. The segment also had strong organic growth in shoulder, hip and knee products due to new product introductions.

Net sales in our International segment were $227.1 million for nine months 2016, an increase of 4.6% from net sales of $217.2 million for nine months 2015. In constant currency, excluding an unfavorable impact of $3.4 million related to changes in foreign exchange rates in effect during nine months 2016 compared to the rates in effect in nine months 2015, net sales increased 6.1% for nine months 2016 compared to nine months 2015. Adjusted for the number of shipping days, net sales in our International segment increased 3.7% for nine months 2016 compared to nine months 2015. Growth in direct markets, primarily France, Spain and Australia, were offset by challenges in export markets due to a stronger U.S. dollar.

Cost of Sales. As a percentage of net sales, cost of sales increased to 42.0% for nine months 2016, compared to 41.4% for nine months mainly due to mix between and within the reporting segments and higher operations costs to recover service levels from delayed shipments as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution facility to a new ERP.

Selling, General and Administrative (SG&A). SG&A expenses increased to $358.3 million for nine months 2016, from $329.5 million in nine months 2015, consistent as a percentage of revenue at 41.8% and 41.0%, respectively. The increase was mainly due to variable expenses related to additional shipping days and sales growth in nine months 2016 and integration costs in our Surgical Implant segment related to our asset purchase from Zimmer Biomet.

Research and Development (R&D). R&D expenses were $28.5 million for nine months 2016, compared to $25.2 million in nine months 2015, constant as a percentage of net sales at 3.3% and 3.1% of net sales, respectively. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $57.7 million for nine months 2016, from $59.9 million for nine months 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $127.3 million for nine months 2016 compared to $129.6 million for nine months 2015. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

Other Income (Expense), Net. Other income (expense), net, increased to income of $0.7 million for nine months 2016 from expense of $6.5 million for nine months 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For nine months 2016, we recorded an income tax provision of $11.2 million on a pre-tax loss of $73.4 million, resulting in a negative effective tax rate of 15.2%. For nine months 2015, we recorded a tax provision of $10.0 million on pre-tax losses of $147.1 million, resulting in a negative effective tax rate of 6.8%.

We recorded income tax expense in the period, although there were pre-tax losses.  The income tax expense primarily relates to foreign tax expense and the accrual of non-cash tax expense related to an additional valuation allowance recorded in connection with the tax amortization of indefinite-lived intangible assets.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.8 million was recognized for nine months 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs. Net loss from discontinued operations was $133.7 million for nine months of 2015.

Liquidity and Capital Resources

As of September 30, 2016, our primary sources of liquidity consisted of cash and cash equivalents totaling $46.4 million and our $150.0 million ABL Facility, of which $78.8 million was available. Our revolving loan balance under our ABL Facility was $65.0 million as of September 30, 2016, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy. Working capital at September 30, 2016 was $215.2 million.

We believe that our existing cash, plus the amounts we expect to generate from operations and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our senior secured credit facilities, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the senior secured credit facilities.

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

Cash Flows

Operating activities from continuing operations provided $19.9 million and $11.5 million of cash for nine months 2016 and 2015, respectively. Cash from operating activities for all periods presented primarily represented our net loss, adjusted for non-cash expenses and changes in working capital. Working capital provided $1.8 million in nine months 2016 primarily due to higher accrued interest due to timing of interest payments offset by increased accounts receivable from increased sales and higher inventory due to seasonality and to support growth in the Surgical Implant segment. For nine months 2016 and 2015, cash paid for interest was $92.9 million and $95.6 million, respectively.

Investing activities from continuing operations used $39.8 million and $51.6 million of cash for nine months 2016 and 2015, respectively. Cash used in investing activities for nine months 2016 and 2015 was for purchases of property and consigned surgical instruments to support growth, vascular system pumps used as rental units and IT automation technology.

Financing activities provided cash of $27.1 million and $16.5 million in nine months 2016 and 2015, respectively. Cash provided by financing activities in nine months 2016 and 2015 consisted of net borrowings under and repayments of our ABL Facility.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $36.5 million, was as follows for September 30, 2016 (in thousands):

	September 30, 2016		December 31, 2015
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$65,000	$63,245	$30,000	$27,886
Term loans	1,044,450	1,031,631	1,052,363	1,037,117
	1,109,450	1,094,876	1,082,363	1,065,003
Notes:
8.125% second lien notes due 2021	1,015,000	1,000,001	1,015,000	998,137
10.75% third lien notes due 2020	298,471	291,562	298,471	290,443
9.75% senior subordinated notes due 2017	1,529	1,529	1,529	1,529
	1,315,000	1,293,092	1,315,000	1,290,109
Total indebtedness	$2,424,450	$2,387,968	$2,397,363	$2,355,112

Credit Facilities.

Our credit facilities at September 30, 2016 consisted of $1,044.5 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $65.0 million at September 30, 2016, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of September 30, 2016, our actual first lien net leverage ratio was 4.11:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 30, 2016 was 1.55:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2016 and September 26, 2015 and the twelve months ended September 30, 2016 (in thousands). The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 26,	September 30,	September 26,	September 30,
	2016	2015	2016	2015	2016
Net loss attributable to DJO Finance LLC	$(22,582)	$(177,838)	$(84,177)	$(291,341)	$(133,763)
(Income) loss from discontinued operations, net	(142)	152,536	(806)	133,671	23,103
Interest expense, net	42,683	42,127	127,349	129,557	170,085
Income tax provision	2,166	2,124	11,156	9,980	13,431
Depreciation and amortization	29,031	28,904	88,208	85,416	120,276
Non-cash charges (a)	338	1,076	2,941	2,330	4,014
Non-recurring and integration charges (b)	9,895	9,140	25,832	20,656	39,152
Other adjustment items (c)	1,938	5,356	5,302	80,807	8,372
	63,327	63,425	175,805	171,076	244,670
Permitted pro forma adjustments applicable to the twelve month period only (d)
Future cost savings					13,807
Adjusted EBITDA	$63,327	$63,425	$175,805	$171,076	$258,477

(a)	Non-cash items are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 26,	September 30,	September 26,	September 30,
	2016	2015	2016	2015	2016
Stock compensation expense	$285	$298	$1,806	$1,450	$2,161
(Gain) loss on disposal of fixed assets and assets held for sale, net	(4)	396	886	211	1,452
Purchase accounting adjustments (1)	57	382	249	669	401
Total non-cash charges	$338	$1,076	$2,941	$2,330	$4,014

(1)	Purchase accounting adjustments consisted of amortization of fair market value inventory adjustments for all periods presented.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 26,	September 30,	September 26,	September 30,
	2016	2015	2016	2015	2016
Integration charges:
Global business unit reorganization and integration	$1,177	$2,486	$3,998	$6,978	$5,616
Acquisition related expenses and integration (1)	2,873	2,927	8,855	3,982	13,508
CFO Transition	914	-	954	-	954
Litigation and regulatory costs and settlements, net (2)	4,576	1,304	11,062	3,890	16,036
Other non-recurring items (3)	287	1,343	895	3,168	1,974
Automation projects	68	1,080	68	2,638	1,064
Total non-recurring and integration charges	$9,895	$9,140	$25,832	$20,656	$39,152

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended September 30, 2016, litigation and regulatory costs consisted of $2.8 million in litigation costs related to ongoing product liability issues and $13.2 million related to other litigation and regulatory costs and settlements.

(3)

For the twelve months ended September 30, 2016, other non-recurring items consisted of $1.7 million in specifically identified non-recurring operational and regulatory projects and $0.2 million in other non-recurring travel and professional fees.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 26,	September 30,	September 26,	September 30,
	2016	2015	2016	2015	2016
Blackstone monitoring fees	$1,750	$1,750	$5,250	$5,250	$7,000
Non-controlling interests	99	140	461	606	695
Loss on modification and extinguishment of debt (1)	—	335	—	68,302	172
Other (2)	89	3,131	(409)	6,649	505
Total other adjustment items	$1,938	$5,356	$5,302	$80,807	$8,372

(1)

Loss on modification and extinguishment of debt for the nine months ended September 26, 2015 consisted of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.3 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

(2)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings related to the exit of our Empi business and the restructuring of our Recovery Sciences segment.

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

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 30, 2016, we have $1,315.0 million of aggregate fixed rate notes and $1,109.5 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the nine months ended September 30, 2016 by $2.5 million. As of September 30, 2016, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.52% as of September 30, 2016. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the nine months ended September 30, 2016 would have increased the rate applicable to our variable debt by 0.52%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the three and nine months ended September 30, 2016, sales denominated in foreign currencies accounted for 21.0% and 23.7% of our consolidated net sales, of which 13.4% and 16.1% were denominated in the Euro, respectively. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, herein). As of September 30, 2016, we did not have any outstanding foreign currency exchange forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as the term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2016.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to be our affiliates. During the quarter ended September 30, 2016, Blackstone and certain of its portfolio companies included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Appointment of Chief Operating Officer and Chief Financial Officer

On September 6, 2016, our parent company, DJO Global, Inc. announced that it had appointed Mike Eklund as the Chief Operating Officer and Chief Financial Officer of DJO Global, Inc. effective September 12, 2016. Pursuant to a written consent dated November 7, 2016, the Board of Managers of DJOFL also confirmed the appointment of Mike Eklund as Chief Operating Officer and Chief Financial Officer of DJOFL.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).

10.1+	Employment Agreement, dated August 25, 2016, between DJO Global, Inc. and Mike Eklund.

10.2+	Form of Nonstatutory Stock Option Agreement, between DJO Global, Inc. and Mike Eklund.

10.3+	Form of Restricted Stock Unit Agreement, between DJO Global, Inc. and Mike Eklund.

31.1+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Executive Officer.

31.2+	Certification (pursuant to Securities Exchange Act Rule 13a-14a) by Chief Financial Officer.

32.1+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Executive Officer.

32.2+	Section 1350—Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) by Chief Financial Officer.

99.1+	Section 13(r) Disclosure—Iran Sanctions.

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 26, 2015, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and September 26, 2015, (iv) the Unaudited Consolidated Statement of Deficit for the nine months ended September 30, 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 26, 2015 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 8, 2016	By:	/s/ MICHAEL P. MOGUL
Michael P. Mogul
President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ MICHAEL EKLUND
Michael Eklund
Chief Financial Officer and Chief Operating Officer