Form 10-K
period 2016-12-31
DJO Finance LLC
filed 2017-03-15
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    (Note: Prior to the effectiveness of the registrant’s Registration Statement on Form S-4 (File No. 333-213164) on August 31, 2016, the registrant was a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. As of January 1, 2017, the registrant became a voluntary filer again and was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 15, 2017, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

Overview

We are a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion.

DJO Finance LLC (DJOFL) is a wholly owned indirect subsidiary of DJO Global, Inc (DJO). DJOFL is a Delaware limited liability company organized in 2006. Substantially all business activities of DJO are conducted by DJOFL and its wholly owned subsidiaries.

Except as otherwise indicated, references to “us”, “we”, “our”, or “the Company” in this Annual Report refers to DJOFL and its consolidated subsidiaries. Each one of the following trademarks, trade names or service marks, which is used in this Annual Report, is either (i) our registered trademark, (ii) a trademark for which we have a pending application, or (iii) a trademark or service mark for which we claim common law rights: Cefar®, Exos™, Bell-Horn®, Compex®, Aircast®, DonJoy®, DonJoy Performance®, OfficeCare®, ProCare®, MotionCare™, SpinaLogic®, Dr. Comfort™, CMF™, OL1000™, and OL1000 SC™. All other trademarks, trade names or service marks of any other company appearing in this Annual Report belong to their respective owners.

Business Transformation Initiative

In March 2017, the Company announced that it has embarked on a series of business transformation projects to improve the Company’s liquidity and profitability and to improve our customers’ experiences.  This business transformation initiative will focus on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, the Company has established a team of senior managers to direct this effort and has engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  The Company expects that the costs of the outside experts, tools and related activities will be significantly offset by the cost savings expected to be realized from the implementation of the transformation plan.  As a part of this transformation initiative, the Company is seeking to improve its liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improve organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimize the Company’s procurement of direct and indirect materials and services; improve the Company’s manufacturing, distribution, and sales and sales operations planning; and improve the Company’s profitability associated with the mix of the Company’s customers and products.

Operating Segments and Products

We currently develop, manufacture and distribute our products through the following four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International.

Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, traumatic events and sports related injuries. In addition, many of our non-surgical medical devices and related accessories are used by athletes and patients for injury prevention and at-home physical therapy treatment. Our product lines include rigid and soft orthopedic bracing, hot and cold therapy, bone growth stimulators, vascular therapy systems and compression garments, therapeutic shoes and inserts, electrical stimulators used for pain management and physical therapy products. Our surgical implant business offers a comprehensive suite of reconstructive joint products for the hip, knee, shoulder and elbow.

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, DonJoy Performance®, ProCare®, CMF™, MotionCare™, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and ExosTM.

Our four operating segments enable us to reach a diverse customer base through multiple distribution channels and give us the opportunity to provide a wide range of medical devices and related products to orthopedic specialists and other healthcare professionals operating in a variety of patient treatment settings and to the retail consumer. These four segments constitute our reportable segments. See Note 18 of the Notes to the Audited Consolidated Financial Statements included in Part II, Item 8, herein for financial and other additional information regarding our segments.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic footwear for the diabetes care market and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and on-line. The bracing and vascular products sold through this channel are principally sold under the DonJoy Performance, Bell-Horn and Doctor Comfort brands.

The following table summarizes our Bracing and Vascular segment product categories:

Product Category	Description
Rigid bracing and soft goods	Soft goods Lower extremity fracture boots Ligament braces Post-operative braces Osteoarthritis braces Ankle bracing Shoulder, elbow and wrist braces Back braces Neck braces Thermoformable braces
Cold and compression therapy	Cold and compression therapy products
Vascular therapy	Vascular system pumps Compression hosiery
Therapeutic shoes and inserts	Therapeutic footwear and related medical and comfort products

Recovery Sciences Segment

Our Recovery Sciences segment, which generates its revenues in the United States, consists of two key brands: CMF and Chattanooga. The CMF and Chattanooga products are sold to medical clinics, independent distributors or direct to patients for consumer home use. For products sold directly to patients, we arrange billing to the patients and their third party payors, if applicable. The CMF brand of bone growth stimulation products provides medical professionals with an effective tool for healing problem fractures and spinal fusion procedures. Chattanooga rehabilitation equipment is used for treating musculoskeletal, neurological and soft tissue disorders. These products include clinical electrotherapy devices, clinical traction devices, and other clinical products and supplies such as treatment tables, continuous passive motion (CPM) devices and dry heat therapy. This segment also provides professional and consumer retail customers with our Compex electrostimulation device, which is used in training programs to aid muscle development and to accelerate muscle recovery after training sessions.

Exit of Empi Business

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold home electrotherapy devices, such as TENS devices for pain relief, other electrotherapy and orthopedic products and related supplies.  Facing a challenging regulatory and compliance environment and decreasing reimbursement rates, Empi revenues remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations in the Audited Consolidated Financial Statements included in Part II, Item 8, herein.

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

Surgical Implant Segment

Our Surgical Implant segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of shoulder, hip and knee implant products that serve the orthopedic reconstructive joint implant market. On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired from Zimmer Biomet Holdings, Inc., the U.S. rights to an elbow implant product marketed under the name Discovery® Elbow System, and a line of bone cement for use with implants marketed as Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories and SoftPac™ Pouch.

The following table summarizes our Surgical Implant segment product categories:

Product Category	Description
Shoulder implants	Primary total joint replacement Fracture repair system Revision total joint replacement (including reverse shoulder)
Hip implants	Primary replacement stems Acetabular cup system Revision joint replacement
Knee implants	Primary total joint replacement Revision total joint replacement Unicondylar joint replacement
Elbow Implants	Primary total joint replacement
Bone Cement	Bone cement and cement mixing accessories

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

OfficeCare provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 2,800 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor.

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

Recovery Sciences Segment

We market and sell our Recovery Sciences segment products in several different ways, including the MotionCare program described under the Bracing and Vascular segment. CMF non-union fracture bone growth stimulator devices (OL1000) and spine bone growth stimulator device (SpinaLogic) are sold by our direct and independent sales representatives specially trained to sell the product. Most of our bone growth stimulator products are sold directly to the patient and a third party payor is billed, if applicable, on behalf of the patient.

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

Our Consumer Compex electrostimulation device is marketed and sold to fitness enthusiasts and competitive athletes in a direct-to-consumer model and through our on-line web site. We market and sell this device, as well as other Recovery Sciences products appropriate for sale directly to the end user, in the professional and consumer retail markets.

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

In May 2016 and August 2016, we sold our Clear Lake, South Dakota land and the facility that manufactured home electrotherapy devices and a variety of clinical devices. We entered into a supply agreement with the purchaser of the manufacturing facility to continue the supply of certain products which had been manufactured in such facility.

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

Bracing and Vascular Segment

Our primary competitors in the rigid knee bracing market include companies such as Össur hf., Breg, Inc. (Breg), and Townsend Design. Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price.

In the soft goods products market, our competitors include DeRoyal Industries, Össur hf. and Zimmer Biomet Holdings, Inc. (Zimmer Biomet). In the cold therapy products market, our competitors include Breg and Stryker Corporation (Stryker). Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price.

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

We must obtain export certificates from the FDA before we can export certain of our products. We are also subject to extensive regulations that are similar to those of the FDA in many of the foreign countries in which we sell our products, including those in Europe, our largest foreign market. These include product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In addition, the national health or social security organizations of certain countries, including certain countries outside Europe, require our products to be qualified before they can be marketed in those countries. In order to sell medical devices in Europe, the devices must meet the requirements of the Medical Device Directive. We are in the process of transitioning to a new Notified Body which issues device-specific EC Certificates which certifies that our products meet the Medical Device Directive. This transition could cause material delays in our European product sales if this transition does not proceed within the proposed timeframe.

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

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME), prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates. For instance, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which subsequently was amended by the Health Care and Education Reconciliation Act (collectively referred to as the Affordable Care Act or ACA). Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminated the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduced the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2016, the update factor is -0.4%, based on a 0.1% inflation update that is reduced by a 0.5% productivity adjustment.  For 2017, the update factor is 0.7%, based on a 1.0% inflation update that is reduced by a 0.3% productivity adjustment. As discussed below, Medicare fee schedule rates are further adjusted to take into account DMEPOS competitive bidding rates, beginning in 2016.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Although off-the-shelf orthotics are eligible to be competitively bid, CMS has not yet included these items in any rounds of competitive bidding.  On January 31, 2017, CMS announced plans to consolidate all rounds and areas included in the Competitive Bidding Program (“Program”) into a single round of competition – Round 2019, but off-the-shelf orthotics were not included. . Seven days later, the Medicare program announced a “temporary delay” in moving forward with the next steps of the Round 2019 DMEPOS Competitive Bidding Program to allow the new administration further opportunity to review the program. As a result, CMS has removed all information that was released on January 31, 2017, including information on the CMS.gov website and the Competitive Bidding Implementation Contractor (CBIC) website. The ACA also authorizes the Secretary to use competitive bidding payment information to adjust OTS orthotics payments and other fee schedule amounts in areas outside of CBAs beginning in 2016. CMS finalized the methodology for making such fee schedule adjustments in a November 6, 2014 final rule, but the methodology does not apply to OTS orthotics until such time as these items are subject to competitive bidding.  On February 9, 2016, President Obama issued his fiscal year 2017 budget proposal, in which he called for competitive bidding to be expanded to additional categories of DMEPOS, including all orthotics (not just OTS orthotics) in order to achieve budget savings; such a change would require Congress to enact legislation to modify the Social Security Act. Congress did not act on this proposal during President Obama’s term.  There can be no assurances that Congress will not consider legislation to expand the products subject to competitive bidding in the future.

CMS is seeking to tie Medicare payment to quality and value through a variety of innovative Medicare payment models. For instance, under the Medicare Comprehensive Care for Joint Replacement (CJR) model, which began on April 1, 2016, CMS makes bundled payments to hospitals in 67 metropolitan statistical areas for an “episode of care” for lower extremity joint replacement surgery.  The bundled payment covers all services provided during the inpatient admission through 90 days post-discharge, including DME, although suppliers still continue to receive Medicare payment through the usual Medicare fee-for-service payment systems.  A similar program establishing mandatory Medicare episode payment models (EPM) for surgical hip/femur fracture and certain cardiac cases in designated geographic areas goes into effect July 1, 2017. Because hospitals ultimately are held responsible for the episode spending in these programs, such bundled payment arrangements could increase pressure on hospitals to control costs associated with medical products such as ours.

The ACA established disclosure requirements (sometimes referred to as the Physician Payment Sunshine Act) regarding financial arrangements between medical device and supplies manufacturers, among others, and physicians, including physicians who serve as consultants. The recordkeeping requirements became effective August 1, 2013. The regulations require us to report annually to CMS all payments and other transfers of value to physicians and teaching hospitals for products payable under federal health care programs, as well as ownership or investments held by physicians or their family members. Failure to fully and accurately disclose transfers of value to physicians could subject us to civil monetary penalties. Several states also have enacted specific marketing and payment disclosure requirements and other states may do so in the future.

In response to pressure from certain groups (primarily orthotists), the United States Congress and state legislatures have periodically considered proposals that limit the types of individuals who can fit our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. The state of Texas has adopted such a licensure law which the state regulatory board has interpreted as not including an exemption for manufacturer’s sales representatives acting under the supervision of a physician, and has issued a cease and desist letter directed to the fitting activities of our sales representatives in that state. We have requested clarification of such letter. Additional states may be considering similar legislation. If these laws are enforced without an exemption for manufacturers’ sales representatives or without our sales representatives qualifying as certified or licensed persons, our ability to fit and bill these products will be adversely impacted. In addition, in July 2013, we were served with a subpoena under HIPAA (as defined and further described below) seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the States of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We have supplied the documents requested under the subpoena. On January 12, 2017, CMS published a proposed rule that would implement the BIPA requirements by specifying the qualifications that providers and suppliers must meet in order to furnish, fabricate, or bill for certain custom-fabricated orthotics under the Medicare program. As proposed, the rule would impact the types of professionals who are eligible to furnish our custom knee braces and the physical standards for our fabrication facilities.  The final provisions are subject to change; we cannot predict at this time when the final rule may be issued or when any new requirements would go into effect.

Efforts have also been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. On January 12, 2017, CMS published a proposed rule that would implement the BIPA requirements by specifying the qualifications that providers and suppliers must meet in order to furnish, fabricate, or bill for certain custom-fabricated orthotics under the Medicare program. As proposed, the rule would impact the types of professionals who are eligible to furnish our custom knee braces and the physical standards for our fabrication facilities. The final provisions are subject to change; we cannot predict at this time when the final rule may be issued or when any new requirements would go into effect.

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

A 2015 court decision in Germany has resulted in reimbursement coverage for CPM  and continuous active motion devices (CAM) to be challenged by the Federal Joint Committee authorities.  The Federal Joint Committee is the highest decision-making body of the joint self-government of physicians, dentists, hospitals and health insurance funds in Germany.  These authorities have mandated that an independent scientific institute compile a dossier on the safety and effectiveness of CAM devices in an outpatient setting. The institute must report by August 2017 on its findings.

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

Physician Self-Referral Laws

We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician or a physician organization in which the physician participates has any financial relationship with the entity. DME and orthotics are included as designated health services. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $161,692 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $24,253 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

False Claims Laws

Under multiple state and federal statutes, submissions of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam”

actions, can be brought by any individual on behalf of the government, and such individuals, commonly known as whistleblowers, may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, which may be costly and protracted, pay fines or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. A number of states have enacted false claims acts that are similar to the federal False Claims Act.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2016.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to have been our affiliates during all or a portion of fiscal 2016. During 2016, Blackstone included information in its periodic reports filed with the SEC regarding activities of its portfolio companies that require disclosure under the ITRSHR. These disclosures are reproduced in Exhibit 99.1 of this report and are incorporated by reference herein. We have no involvement in or control over such activities and we have not independently verified or participated in the preparation of the disclosures described in the filing.

Employees

As of December 31, 2016, we had approximately 4,980 employees. Of these, approximately 3,690 were engaged in production and production support, approximately 110 in research and development, approximately 830 in sales and support, and approximately 350 in various administrative capacities including third party billing. Of these employees, approximately 1,670 were located in the United States, approximately 2,230 were located in Mexico and approximately 1,080 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

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

We are highly leveraged. As of December 31, 2016, our total indebtedness was $2,437.3 million, exclusive of net unamortized debt issuance costs and original issue discount of $34.5 million. We also had an additional $61.8 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

•	making it difficult for us to make payments on our 8.125% second lien notes and our 10.75% third lien notes (collectively, the Notes), our credit facilities and other debt,
•	increasing our vulnerability to general economic and industry conditions,
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

In addition, we are required to satisfy and maintain a specified senior secured leverage ratio under our credit facilities. This covenant could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, it may restrict our ability to conduct and expand our business and pursue our business strategies. Our ability to meet this senior secured leverage ratio can be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will meet the senior secured leverage ratio in the future or at all.

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

Approximately $1,041.8 million principal amount of term loan borrowings under our senior secured credit facilities mature in June 2020 and approximately $1,313.0 million aggregate principal amount of our notes mature between April 2020 and June 2021. Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change relating to the terms of such debt financing with, for example, higher rates and/or more restrictive covenants, would have a material adverse impact on our business. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Third party payors continue to review their coverage policies carefully and can, without notice, reduce or eliminate reimbursement for our products or treatments that use our products. For instance, they may attempt to control costs by (i) authorizing fewer elective surgical procedures, including joint reconstructive surgeries, (ii) requiring the use of the least expensive product available, (iii) reducing the reimbursement for or limiting the number of authorized visits for rehabilitation procedures, (iv) bundling reimbursement for all services related to an episode of care, or (v) otherwise restricting coverage or reimbursement of our products or procedures using our products.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. CMS also has adopted regulations to begin adjusting national DMEPOS fee schedules to take into account competitive bidding pricing. See “Government Regulations—Third Party Reimbursement” in the “Business” section above. If any of our products are included in competitive bidding and we are not selected as a contract supplier (or subcontractor) in a particular region, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

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

ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of a deemed price for these products. A limited number of our products are subject to the new tax. A two-year suspension of the medical device tax was passed in late 2015, resulting in no medical device tax obligations for 2016 and 2017. ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities. Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by President Trump, would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. There can be no assurances that healthcare legislation will not have a material adverse impact on our business. Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. In addition, future changes to the ACA may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

Our Business Transformation Initiative may cause a disruption in our operations and may not be successful.

As discussed under “Item 1. Business—Business Transformation Initiative,” in March 2017 we announced that we have embarked on a series of business transformation projects focused on delivering productivity improvements and reducing costs. This initiative will involve costs relating to hiring outside experts and implementing these projects, may result in restructuring and asset impairments charges, and could have other unanticipated costs and consequences. While we expect to realize efficiencies from this initiative, there is no guarantee that we will recognize the full efficiency, cost reduction and other benefits of these activities that we expect. In connection with such activities, we may experience a disruption in our ability to perform functions critical to our strategy. If our business transformation initiative is not successful, or if it is not executed effectively, it could adversely affect our business, financial condition and results of operations.

As part of our Business Transformation Initiative, we expect to transition certain business processes to third-party vendors. Reliance on such third-party vendors will subject us to risks arising from the loss of control of such business processes, changes in pricing that may affect our results of operations, and potentially, disruption from the termination of provision of these services by such third-party vendors. In addition, the role of outsource providers will require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships. A failure of these third-party vendors to provide services in a satisfactory manner could have an adverse effect on our business, financial condition and results of operations, or our ability to accomplish our financial and management reporting. We may outsource additional functions in the future, which would increase our reliance on third parties.

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

Proposed laws or regulations that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

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

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. On January 12, 2017, CMS published a proposed rule that would implement these requirements, but the rule has not been finalized to date.  Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.

In 2014, CMS proposed, but ultimately did not adopt, a regulatory change that would have narrowly defined the “specialized training” that is needed to provide custom fitting of orthotics under the Medicare program if the fitter is not a certified orthotist. We cannot predict whether additional restrictions will be implemented at the state or federal level or the impact of such policies on our business.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 26.1% of our net revenues from customers outside the United States for the year ended December 31, 2016. Doing business in foreign countries exposes us to a number of risks, including the following:

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

We may fail to comply with customs and import/export laws and regulations.

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand, Tunisian Dinar, Chinese Yuan Renminbi and Indian Rupee. Sales denominated in foreign currencies accounted for 23.4% of our consolidated net sales for the year ended December 31, 2016, of which 15.9% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

Although we believe our agreements and arrangements with healthcare providers are in compliance with applicable laws, under applicable federal and state healthcare fraud and abuse, anti-kickback, false claims and self-referral laws, it could be determined that our designing and consulting arrangements with surgeons, our marketing and sales practices, and our OfficeCare program fall outside permitted arrangements, thereby subjecting us to possible civil and/or criminal sanctions (including exclusion from the Medicare and Medicaid programs), which could have a material adverse impact on our business. These arrangements are now subject to increased visibility under the provisions of the Physician Payments Sunshine Act/Open Payments provisions. Although we believe we maintain a satisfactory compliance program, it may not be adequate in the detection or prevention of violations. The form and effectiveness of our compliance program may be taken into account by the government in assessing sanctions, if any, should it be determined that violations of laws have occurred.

Audits or denials of our claims by government agencies could reduce our revenues or profits.

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by RACs (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) could result in material delays in payment, as well as material recoupment or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

The federal government has significantly increased investigations of and enforcement activity involving medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations can arise based on allegations by the government or private whistleblowers of violations of the federal Anti-Kickback Statute and/or the civil False Claims Act, in connection with or separate from alleged off-label marketing of products to physicians and others. In addition, significant state and federal investigative and enforcement activity addresses alleged improprieties in the filings of claims for payment or reimbursement by Medicare, Medicaid, and other payors.

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

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2016, we obtained 13.1% of our total purchased materials from suppliers in China and other parts of Asia. During the election campaign, President Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North America Free Trade Agreement (“NAFTA”) and raised the possibility of imposing significant increases on tariffs of goods imported into the United States, particularly from China and Mexico. At this time, it remains unclear what President Trump would or would not do with respect to these international trade agreements and whether or not increased import tariffs will be imposed. If President Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements or otherwise influence U.S. trade relations with other countries, our business, financial condition and results of operations could be adversely affected. In addition, political and economic instability and changes in government regulations in China and other parts of Asia could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

As of March 15, 2017, affiliates of Blackstone collectively beneficially own 97.7% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether other security holders, including holders of the Notes, believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2.	PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Bracing and Vascular and Recovery Sciences Segments:
Vista, California	Corporate headquarters, operations, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	January 2027	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Plainfield, Indiana	Distribution facility	Leased	October 2019	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
New Brighton, Minnesota	Office, operations, medical billing	Leased	December 2023	32
Vista, California	Manufacturing facility	Leased	December 2018	53
Vista, California	Office and distribution facility	Leased	April 2020	21
Surgical Implant Segment:
Austin, Texas	Operations and manufacturing facility, warehouse, research and development	Leased	March 2019	53
Austin, Texas	Office and distribution facility	Leased	February 2020	35
Austin, Texas	Office and distribution facility	Leased	June 2017	19
International Segment:
Freiburg, Germany	Research and development, distribution facility	Leased	December 2020	23
Freiburg, Germany	Research and development, distribution facility	Leased	Indefinite	20
Mouguerre, France	Office and distribution facility	Leased	December 2021	51
Sfax, Tunisia	Manufacturing facility	Leased	December 2019	19
Sydney, Australia	Office and distribution facility	Leased	April 2017	28
Mississauga, Canada	Office and distribution facility	Leased	April 2020	30
Freiburg, Germany	Office and distribution facility	Leased	Indefinite	26
Herentals, Belgium	Office and distribution facility	Leased	March 2018	26
Malmo, Sweden	Office and distribution facility	Leased	March 2020	14
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2025	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	January 2020	12
Other various locations	Various	Leased	Various	64

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the United States and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have appealed the decision to the U.S. Court of Appeals for the Ninth Circuit. On February 27, 2017, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the second amended complaint by the District Court.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company is cooperating with the U.S. Attorney’s Office in Minnesota (USAO), which is handling the investigation of issues related to the subpoena. We have produced responsive documents to the USAO and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to the final outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

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

As a result of the acquisition of DJO by Blackstone in November 2006, the common stock of DJO is privately held and there is no established trading market for DJO’s common stock. DJO has not paid cash dividends on its common stock over the past two fiscal years and does not expect to pay cash dividends in the next twelve months. The agreements governing our indebtedness limit the ability of DJO to pay dividends and its ability to obtain funds from certain of its subsidiaries through dividends, loans or advances.

During the year ended December 31, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

Pursuant to the Retirement Agreement and Amendment to Stock Option Agreements entered into on November 14, 2016 between DJO and Mike Mogul, the Company’s former Chief Executive Officer, DJO agreed to repurchase a total of 218,712 shares of the DJO’s common stock owned by Mr. Mogul for a per share price of $16.46 per share by no later than January 31, 2017.  This repurchase was completed on January 30, 2017.

Pursuant to the Employment Agreement entered into on November 14, 2016 between DJO and Brady R. Shirley, the Company’s new Chief Executive Officer, Mr. Shirley agreed to purchase $500,000 in shares of the DJO’s common stock valued at $16.46 per share, within 180 days after the date of said agreement.  Mr. Shirley completed the purchase of 30,377 shares of common stock on February 2, 2017.

During the year ended December 31, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of Rollover Options. An employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

During the year ended December 31, 2014, DJO issued 115,693 shares of its common stock upon the net exercise of Rollover Options. Two former directors and employees exercised these Rollover Options for a total of 507,088 shares of DJO’s common stock, from which we withheld 391,395 shares to cover $6.5 million of aggregate option exercise price and income tax withholdings and issued the remaining 115,693 shares.

Additionally, during the year ended December 31, 2014, DJO issued 6,447 shares of its common stock upon the exercise of stock options. Net proceeds are included in Member capital in our Consolidated Balance Sheet as of December 31, 2014.

The proceeds from these stock sales were contributed by DJO to us, and were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 17 of the Notes to Consolidated Financial Statements). The issuances described above were exempt from registration under the Securities Act of 1933, amended, pursuant to Rule 701 thereof as to all such issuances, except for the sale of shares to Mr. Shirley, which was exempt from registration pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

Information with respect to compensation plans under which equity securities of DJO are authorized for issuance is contained in “Equity Compensation Plan Information” in Item 12 of this Report and is incorporated herein by this reference.

As of March 15, 2017, there were 41 holders of DJO’s common stock.

As of March 15, 2017, 100% of DJOFL’s membership interests were owned by DJO Holdings LLC.

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

($ in thousands)	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$1,155,288	$1,113,627	$1,087,529	$1,020,784	$962,785
Loss from continuing operations	(286,818)	(182,507)	(111,304)	(189,461)	(170,549)
Net loss attributable to DJOFL (1)	(286,303)	(340,927)	(90,534)	(203,452)	(119,150)
Depreciation and amortization	117,893	117,455	119,157	118,919	113,016
Balance Sheet Data (at period end):
Cash and cash equivalents	$35,212	$48,943	$31,144	$43,578	$31,223
Total assets	2,050,438	2,309,558	2,569,861	2,660,520	2,822,656
Long-term debt, net of current portion	2,392,238	2,344,562	2,233,309	2,216,908	2,184,056
DJOFL membership (deficit) equity	(765,928)	(468,170)	(124,234)	(21,926)	182,092

(1)	Results for the years ended December 31, 2016, 2015 and 2013 include aggregate goodwill and intangible asset impairment charges of $160.0 million, $169.4 million and $106.6 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We are a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for rehabilitation, pain management, and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion.

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

Our products are marketed under a portfolio of brands including Aircast®, DonJoy®, Donjoy Performance®, ProCare®, MotionCare™, CMF™, Chattanooga, DJO Surgical, Dr. Comfort™, Compex®, Bell-Horn™ and Exos™.

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

Business Transformation Initiative

In March 2017, the Company announced that it has embarked on a series of business transformation projects to improve the Company’s liquidity and profitability and to improve our customers’ experiences.  This business transformation initiative will focus on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, the Company has established a team of senior managers to direct this effort and has engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  The Company expects that the costs of the outside experts, tools and related activities will be significantly offset by the cost savings expected to be realized from the implementation of the transformation plan.  As a part of this transformation initiative, the Company is seeking to improve its liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improve organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimize the Company’s procurement of direct and indirect materials and services; improve the Company’s manufacturing, distribution, and sales and sales operations planning; and improve the Company’s profitability associated with the mix of the Company’s customers and products.

Exit of Empi Business

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold home electrotherapy devices, such as TENS devices for pain relief, other electrotherapy and orthopedic products and related supplies.  Facing a challenging regulatory and compliance environment and decreasing reimbursement rates, Empi revenues remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations in the Consolidated Financial Statements included in Part II, Item 8, herein.

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2016		2015		2014
Net sales	$1,155,288	100%	$1,113,627	100.0%	$1,087,529	100.0%
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets (1))	511,414	44.3	466,019	41.9	462,000	42.5
Selling, general and administrative	490,693	42.5	454,724	40.8	439,872	40.5
Research and development	37,710	3.2	35,105	3.1	37,277	3.4
Amortization of intangible assets	76,526	6.6	79,964	7.2	83,944	7.7
Impairment of goodwill	160,000	13.9	—	—	—	—
	1,276,343	110.5	1,035,812	93.0	1,023,093	94.1
Operating (loss) income	(121,055)	(10.5)	77,815	7.0	64,436	5.9
Other (expense) income:
Interest expense, net	(170,082)	(14.7)	(172,290)	(15.5)	(174,325)	(16.0)
Loss on modification and extinguishment of debt	—	—	(68,473)	(6.1)	(938)	(0.1)
Other expense, net	(2,534)	(0.2)	(7,303)	(0.7)	(5,197)	(0.5)
	(172,616)	(14.9)	(248,066)	(22.3)	(180,460)	(16.6)
Loss from continuing operations before income taxes	(293,671)	(25.4)	(170,251)	(15.3)	(116,024)	(10.7)
Income tax provision (benefit)	(6,853)	(0.6)	12,256	1.1	(4,720)	(0.5)
Net loss from continuing operations	(286,818)	(24.8)	(182,507)	(16.4)	(111,304)	(10.2)
Net income (loss) from discontinued operations	1,138	0.1	(157,580)	(14.1)	21,742	2.0
Net loss	(285,680)	(24.7)	(340,087)	(30.5)	(89,562)	(8.2)
Net income attributable to noncontrolling interests	(623)	(0.1)	(840)	(0.1)	(972)	(0.1)
Net loss attributable to DJOFL	$(286,303)	(24.8)%	$(340,927)	(30.6)%	$(90,534)	(8.3)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $28,525, $30,719 and $32,962 for the years ended December 31, 2016, 2015 and 2014, respectively.

Year Ended December 31, 2016 (2016) Compared to Year Ended December 31, 2015 (2015)

Net Sales. Net sales for 2016 were $1,155.3 million, compared to net sales of $1,113.6 million for 2015. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $5.2 million, net sales increased 4.2% for the year ended 2016.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2016	% of Net Sales	2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$522,600	45.2%	$526,295	47.3%	$(3,695)	(0.7)%
Recovery Sciences	156,998	13.5	156,194	14.0	804	0.4%
Surgical Implant	174,503	15.1	134,843	12.1	39,660	29.4%
International	301,187	26.1	296,295	26.6	4,892	1.7%
Total net sales	$1,155,288	100.0%	$1,113,627	100.0%	$41,661	3.8%

Net sales in our Bracing and Vascular segment were $522.6 million for 2016, a decrease of 0.7% from net sales of $526.3 million for 2015. The decrease was primarily due to lower sales of our Dr. Comfort therapeutic footwear due to disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market, offset by growth in our OfficeCare channel and direct consumer products.

Net sales in our Recovery Sciences segment were $157.0 million for 2016, an increase of 0.4% from net sales of $156.2 million for 2015. Strong sales of consumer retail Compex muscle stimulator devices were mostly offset by a decline in CMF bone growth stimulators related to disruption and reorganization of the selling organization after exiting the Empi business.

Net sales in our Surgical Implant segment were $174.5 million for 2016, an increase of 29.4% from net sales of $134.8 million for 2015. The segment had strong organic growth in shoulder, hip and knee products due to new product introductions and new accounts. The contribution from the acquisition of assets purchased from Zimmer Biomet in the third quarter of 2015 contributed to a $6.3 million increase to net sales in 2016 compared to 2015.

Net sales in our International segment were $301.2 million for 2016, an increase of 1.7% from net sales of $296.3 million for 2015. In constant currency, excluding an unfavorable impact of $5.2 million related to changes in foreign exchange rates in effect during 2016 compared to the rates in effect in 2015, net sales increased 3.4% for 2016 compared to 2015. Growth in net sales in this segment was being driven by stronger sales in direct markets, primarily France, Australia and Spain, and increased sales penetration in emerging markets.

Cost of Sales. As a percentage of net sales, cost of sales increased to 44.3% for 2016, compared to 41.9% for 2015 mainly due to excess and obsolete (E&O) reserve expense. In the fourth quarter of fiscal 2016, current management implemented a new strategy relating to our procurement, manufacturing and liquidation philosophies in order to significantly reduce inventory levels. Historically, our strategy was to purchase inventory in large quantities to capture purchase discounts and rebates and provide an expansive mix of products for our customers. Our new strategy aims to integrate our supply chain services with customer demand through focused forecasted consumption and sales efforts, therefore limiting the range of SKUs we plan to offer. As a result of these changes, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $18.0 million. The E&O reserve expense in fiscal 2016 included $5.7 million related to the Company’s decision to discontinue certain SKUs mainly within the Bracing and Vascular product lines, $8.3 million related to holding inventory for shorter periods and the planned scrapping of long-dated inventory, $2.0 million related to new Surgical Implant products that changed the expected life cycle of its current product portfolio, and $2.0 million of slow moving consigned inventory within certain OfficeCare clinics for which management has decided not to strategically relocate. This is a prospective change in estimate as a result of implementing new strategies in the fourth quarter. The Company also recorded a $2.4 million charge to cost of sales related to purchase commitments with a supplier for quantities in excess of our future demand forecasts, which were updated in the fourth quarter of 2016.

Selling, General and Administrative (SG&A). SG&A expenses increased to $490.7 million for 2016, from $454.7 million in 2015. The increase was mainly driven by variable selling expenses due to sales growth and integration costs in our Surgical Implant segment related to our asset purchase from Zimmer Biomet as well as increased executive compensation costs driven by our CEO and CFO transitions.

Research and Development (R&D). R&D expenses were $37.7 million for 2016, compared to $35.1 million for 2015, or 3.2% and 3.1% of net sales, respectively.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $76.5 million for 2016, from $80.0 million for 2015. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Impairment of Goodwill. During the year ended December 31, 2016, we determined that the carrying values of our CMF and Vascular reporting units were in excess of its estimated fair values. As a result, we recorded aggregate goodwill impairment charges of $160.0 million consisting of $99.0 million for the CMF reporting unit and $61.0 million for the Vascular reporting unit. There were no goodwill or intangible asset impairment charges recognized during 2015.

Interest Expense, net. Our interest expense, net was $170.1 million for 2016 compared to $172.3 million for 2015. The decrease is due to lower weighted average interest rates on our senior secured credit facilities.

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

Other Expense, Net. Other expense, net, decreased to $2.5 million for 2016 from $7.3 million for 2015. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax (Benefit) Provision. For 2016, we recorded an income tax benefit of $6.9 million on a pre-tax loss of $293.7 million, resulting in an effective tax rate of 2.3%. For 2015, we recorded an income tax provision of $12.3 million on a pre-tax loss of $170.3 million, resulting in a negative effective tax rate of 7.2%.

During the year ended December 31, 2016 we recorded aggregate goodwill impairment charges of $160.0 million. The recognition of the book impairment loss attributable to the portion of the goodwill which was tax deductible resulted in the reversal of previously recorded deferred tax liabilities and a corresponding tax benefit of $18.5 million.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line. Income of $1.1 million was recognized for 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs. Loss of $157.6 million was recognized for 2015, primarily consisting of asset impairment charges, net income from Empi operations, severance and other termination costs.

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

Net sales in our Bracing and Vascular segment were $526.3 million for 2015, an increase of 4.3% from net sales of $504.6 million for 2014. The increase was primarily due to new account acquisition in our OfficeCare channel, an increase in third party payor billing and growth in sales of direct consumer products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company has a team in place to analyze the impact of this ASU across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and has plans to start drafting its accounting policies and evaluating the new disclosure requirements and the impact they will have on its business processes, controls and systems in 2017. The Company is still assessing the impact of adoption on our consolidated financial statements. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued an accounting standards update which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has a team in place to analyze the impact of this ASU which includes reviewing current lease contracts to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial plan to the audit committee which includes compiling an inventory of all of its current leases to assess the global impact and developing tools for the tracking of and accounting for lease contracts. As such, we are still assessing the impact of adoption on our consolidated financial statements.

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

In October 2016, the FASB issued an accounting standards update which will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and should be applied on a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

In January 2017, the FASB issued an accounting standards update which will require an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.We are still assessing the impact of adoption on our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2016, our primary sources of liquidity consisted of cash and cash equivalents totaling $35.2 million and our $150.0 million asset-based revolving credit facility (ABL Facility), of which $61.8 million was available after taking into account $82.0 million drawings and $6.2 million issuance of letters of credit. Working capital at December 31, 2016 was $184.7 million.

We believe that our existing cash, plus the amounts we expect to generate from operations, amounts we expect to generate from receivables and instrument financing and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Credit Facilities (as defined below), there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the senior secured credit facilities.

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

Cash Flows

Operating activities from continuing operations provided $8.6 million and $10.2 million and used $8.1 million of cash for 2016, 2015 and 2014, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The change in working capital accounts is primarily attributable to accounts receivable, inventories, and accrued interest and accounts payable. For 2016, 2015, 2014, cash paid for interest was $162.6 million, $176.7 million and $165.5 million, respectively.

Investing activities from continuing operations used $50.5 million, $68.6 million and $57.6 million of cash for 2016, 2015 and 2014, respectively. Cash used in investing activities consists of purchases of property and consigned surgical instruments to support growth, vascular system pumps used as rental units, IT automation technology, and manufacturing equipment for new products and more efficient production.  In 2015 and 2014, cash used in investing activities was also used for the Zimmer Biomet asset acquisition and the Speetec acquisition, respectively.

Financing activities provided cash of $38.8 million and $36.1 million in 2016 and 2015, respectively, and used cash of $23 thousand in 2014.  Cash provided by financing activities in 2016 consisted of net borrowings under and repayments of our ABL Facility. Cash provided by financing activities in 2015 consisted of proceeds from the borrowings related to the refinancing of our debt, offset by the repayments of our prior senior secured credit facilities and our 8.75% Notes, 9.875% Notes and 7.75% Notes. Cash used in financing activities in 2014 consisted of proceeds from the borrowings under our senior secured credit facilities, offset by payments of the senior secured credit facilities, payments related to the repurchase of Rollover Options from our former chief financial officer upon her departure, and payment of contingent consideration related to the acquisition of Exos.

Indebtedness

As of December 31, 2016, we had $2,437.3 million in aggregate indebtedness outstanding, exclusive of net unamortized debt issuance costs and original issue discount of $34.5 million. The principal amount and carrying value of our debt was as follows for December 31, 2016 and 2015 (in thousands):

	2016		2015
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$82,000	$80,365	$30,000	$27,886
Term loans	1,041,813	1,029,816	1,052,363	1,037,117
	1,123,813	1,110,181	1,082,363	1,065,003
Notes:
8.125% second lien notes due 2021	1,015,000	1,000,649	1,015,000	998,137
10.75% third lien notes due 2020	298,471	291,958	298,471	290,443
9.75% senior subordinated notes due 2017	—	—	1,529	1,529
	1,313,471	1,292,607	1,315,000	1,290,109
Total indebtedness	$2,437,284	$2,402,788	$2,397,363	$2,355,112

Credit Facilities.

Our credit facilities at December 31, 2016 consisted of $1,041.8 million term loans (the “Term Loan”) and a $150.0 million ABL Facility, which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving credit balance under our ABL Facility was $82.0 million at December 31, 2016 in addition to a $5.7 million outstanding letter of credit securing our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.

Notes. Assuming we are in compliance with the terms of the indentures governing our 8.125% second lien notes due 2021 (“8.125% Notes”) and 10.75% third lien notes due 2020 (“10.75% Notes”)(collectively, “the Notes”), we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the Notes.

See Note 12 to our Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing with September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of December 31, 2016, our actual first lien net leverage ratio was 4.44:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures for our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures for our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2016 was 1.46:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net loss attributable to DJO Finance LLC	$(286,303)	$(340,927)	$(90,534)
Net (income) loss from discontinued operations	(1,138)	157,580	(21,742)
Interest expense, net	170,082	172,290	174,325
Income tax (benefit) provision	(6,853)	12,256	(4,720)
Depreciation and amortization	117,893	117,455	119,157
Non-cash charges (a)	182,399	3,403	(142)
Non-recurring and integration charges (b)	48,675	33,976	40,540
Other adjustment items (c)	10,553	83,908	14,386
	235,308	239,941	231,270
Permitted pro forma adjustments (d)
Future cost savings	9,620	9,050	—
Adjusted EBITDA	$244,928	$248,991	$231,270

(a)	Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Stock compensation expense	$3,188	$1,805	$1,869
Impairment of goodwill (1)	160,000	—	—
Inventory adjustments (2)	18,013	—	—
Purchase accounting adjustments (3)	249	821	(1,250)
Loss (gain) on disposal of assets, net	949	777	(761)
Total non-cash items	$182,399	$3,403	$(142)
(1)

Impairment of goodwill and intangible assets for the year ended December 31, 2016 consisted of a goodwill impairment charge of $99.0 million and $61.0 million related to the CMF and Vascular reporting units, respectively. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

(2)

In the fourth quarter of fiscal 2016, current management implemented a new strategy relating to our procurement, manufacturing and liquidation philosophies in order to significantly reduce inventory levels. Historically, our strategy was to purchase inventory in large quantities to capture purchase discounts and rebates and provide an expansive mix of products for our customers. Our new strategy aims to integrate our supply chain services with customer demand through focused forecasted consumption and sales efforts, therefore limiting the range of SKUs we plan to offer. As a result of these changes, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $18.0 million. The E&O reserve expense in fiscal 2016 included $5.7 million related to the Company’s decision to discontinue certain SKUs mainly within the Bracing and Vascular product lines, $8.3 million related to holding inventory for shorter periods and the planned scrapping of long-dated inventory, $2.0 million related to new Surgical Implant products that changed the expected life cycle of its current product portfolio, and $2.0 million of slow moving consigned inventory within certain OfficeCare clinics for which management has decided not to strategically relocate.

(3)

Purchase accounting adjustments for the twelve months ended December 31, 2016 and 2015 consisted of $0.2 million and $0.8 million of amortization of fair market value inventory adjustments, respectively. Purchase accounting adjustments for the twelve months ended December 31, 2014 consist of $0.2 million of amortization of fair market value inventory adjustments, net of $1.5 million in adjustments to the contingent consideration for Speetec.

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Integration charges:
Global business unit reorganization and integration	$9,794	$8,596	$9,753
Acquisition related expenses and integration (1)	10,350	8,635	331
CFO transition	2,805	—	227
CEO transition	2,051	—	—
Litigation and regulatory costs and settlements, net (2) (3) (4)	16,562	8,864	5,752
Other non-recurring items (5) (6) (7)	7,044	4,247	18,610
ERP implementation and other automation projects	69	3,634	5,867
Total non-recurring and integration charges	$48,675	$33,976	$40,540

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions
(2)

For the twelve months ended December 31, 2016, litigation and regulatory costs consisted of $2.6 million in litigation costs related to ongoing product liability issues and $14.0 million related to other litigation and regulatory costs and settlements.

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

(5)

For the twelve months ended December 31, 2016, other non-recurring items consisted of $4.3 million in specifically identified non-recurring operational and regulatory projects and $2.7 million in professional fees and other non-recurring charges.

(6)	For the twelve months ended December 31, 2015, other non-recurring items consisted of $4.2 million in specifically identified non-recurring operational and regulatory projects.

(7)

For the twelve months ended December 31, 2014, other non-recurring items consisted of $13.7 million in specifically identified non-recurring operational and regulatory projects, $2.2 million in expenses related to our Tunisia factory fire and $2.7 million in professional fees and other non-recurring charges.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Blackstone monitoring fee	$7,000	$7,000	$7,000
Noncontrolling interests	623	840	972
Loss on modification and extinguishment of debt (1) (2)	—	68,473	938
Other (3)	2,930	7,595	5,476
Total other adjustment items before permitted pro forma adjustments	$10,553	$83,908	$14,386

(1)

Loss on modification and extinguishment of debt for the twelve months ending December 31, 2015 consisted of $47.8 million in premiums related to the redemption of our 8.75% Second Priority Senior Secured Notes, 9.875% Senior Unsecured Notes and 7.75% Senior Unsecured Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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
(d)

Permitted pro forma adjustments include future cost savings for the year ended December 31, 2016 related to the exit of our Empi business and the restructuring of our Recovery Sciences segment. Permitted pro forma adjustments include future cost savings for the year ended December 31, 2015 related to the exit of our Empi business.

Contractual Commitments

As of December 31, 2016, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations	$2,437,284	$10,550	$21,100	$2,405,634	$—
Interest payments (1)	634,492	161,200	325,352	147,940	—
Operating lease obligations	56,314	18,922	19,424	9,058	8,910
Purchase obligations	73,859	59,859	14,000	—	—
Total contractual commitments	$3,201,949	$250,531	$379,876	$2,562,632	$8,910

(1)

$1,313.5 million principal amount of long-term debt is subject to fixed interest rates and $1,123.8 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.25%, which is equal to the average assumed effective interest rate for the term loans under the credit facilities over the remainder of their term.

As of December 31, 2016, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $52.9 million in the ordinary course of business. In addition, under the amended transaction and monitoring fee agreement entered into in November 2007, the purchase obligations shown above include DJO’s obligation to pay a $7.0 million annual monitoring fee to Blackstone Management Partners V L.L.C. through 2019. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more detailed description of the monitoring fee agreement.

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

Reserves for Contractual Allowances, Doubtful Accounts, Rebates, Product Returns

We have established reserves to account for contractual allowances, doubtful accounts, rebates and product returns. Significant management judgment must be used and estimates must be made in connection with establishing these reserves. We have excluded the results of our discontinued operations of Empi from the below discussion.

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2016, 2015 and 2014, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 28%, 18%, and 18%, respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 82%, 74%, and 73% of our net revenues for the year ended December 31, 2016, 2015 and 2014, respectively. Direct-billed customers represented approximately 83% and 75% of our net accounts receivable at December 31, 2016 and 2015, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2016, 2015 and 2014.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 18%, 26%, and 27% of our net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Third party payor customers represented approximately 17% and 26%, respectively, of our net accounts receivable at December 31, 2016 and 2015. For each of the years ended December 31, 2016, 2015 and 2014, we estimate bad debt expense to be approximately 10%, 7% and 7% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as Selling, general and administrative expense in our Consolidated Statements of Operations.

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

In the fourth quarter of fiscal 2016, current management implemented a new strategy relating to our procurement, manufacturing and liquidation philosophies in order to significantly reduce inventory levels. Historically, our strategy was to purchase inventory in large quantities to capture purchase discounts and rebates and provide an expansive mix of products for our customers. Our new strategy aims to integrate our supply chain services with customer demand through focused forecasted consumption and sales efforts, therefore limiting the range of SKUs we plan to offer. As a result of these changes, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $18.0 million. The E&O reserve expense in fiscal 2016 included $5.7 million related to the Company’s decision to discontinue certain SKUs mainly within the Bracing and Vascular product lines, $8.3 million related to holding inventory for shorter periods and the planned scrapping of long-dated inventory, $2.0 million related to new Surgical Implant products that changed the expected life cycle of its current product portfolio, and $2.0 million of slow moving consigned inventory within certain OfficeCare clinics for which management has decided not to strategically relocate. This is a prospective change in estimate as a result of implementing new strategies in the fourth quarter. The Company also recorded a $2.4 million charge to cost of sales related to purchase commitments with a supplier for quantities in excess of our future demand forecasts, which were updated in the fourth quarter of 2016.

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

In performing our 2016 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (2)% and 11% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.0% to 10.5%, and terminal value growth rates ranging from 0% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

We determined that the carrying values of our CMF and Vascular reporting units, components of our Recovery Sciences and Bracing and Vascular segments, respectively, were in excess of their estimated fair values. As a result, in the fourth quarter of 2016 we recorded goodwill impairment charges for the CMF and Vascular reporting units of $99.0 million and $61.0 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market. We have four other reporting units with goodwill assigned to them. For each of those four reporting units, the estimated fair values exceed their carrying values and were not at risk of failing the test. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The percentage by which the fair value of the four reporting units exceeded their carrying value ranged from 54.6% to 389.1%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2016 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 9.0% to 10.5%, and terminal value growth rates ranging from 0% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 22.7% to 103.4%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

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

Our gross deferred tax asset balance was $366.3 million at December 31, 2016 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2016, we maintained a valuation allowance of $287.0 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards and capital loss carryforwards not expected to be realized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of December 31, 2016, we have $1,313.5 million of aggregate fixed rate notes and $1,123.8 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the year ended December 31, 2016 by $4.4 million. As of December 31, 2016, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.69% as of December 31, 2016. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the year ended December 31, 2016 would have increased the rate applicable to our variable debt by 0.69%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the year ended December 31, 2016, sales denominated in foreign currencies accounted for 23.4% of our consolidated net sales, of which 15.9% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. During the year ended December 31, 2014, we utilized MXN foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN (see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2016, we did not have any outstanding foreign currency exchange forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DJO Finance LLC

We have audited the accompanying consolidated balance sheets of DJO Finance LLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Finance LLC at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

March 15, 2017

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$35,212	$48,943
Accounts receivable, net	178,193	172,360
Inventories, net	151,557	174,573
Prepaid expenses and other current assets	23,650	21,179
Current assets of discontinued operations	511	2,878
Total current assets	389,123	419,933
Property and equipment, net	128,019	117,273
Goodwill	855,626	1,018,104
Intangible assets, net	672,134	749,045
Other assets	5,536	5,174
Non current assets of discontinued operations	—	29
Total assets	$2,050,438	$2,309,558
Liabilities and Deficit
Current liabilities:
Accounts payable	$63,822	$58,492
Accrued interest	16,740	16,998
Current portion of debt obligations	10,550	10,550
Other current liabilities	113,265	102,173
Current liabilities of discontinued operations	—	13,371
Total current liabilities	204,377	201,584
Long-term debt obligations	2,392,238	2,344,562
Deferred tax liabilities, net	202,740	213,856
Other long-term liabilities	14,932	15,092
Total liabilities	$2,814,287	$2,775,094
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	844,294	841,510
Accumulated deficit	(1,579,642)	(1,293,339)
Accumulated other comprehensive loss	(30,580)	(16,341)
Total membership deficit	(765,928)	(468,170)
Noncontrolling interests	2,079	2,634
Total deficit	(763,849)	(465,536)
Total liabilities and deficit	$2,050,438	$2,309,558

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2016	2015	2014
Net sales	$1,155,288	$1,113,627	$1,087,529
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $28,525, $30,719, and $32,962 for the year ended December 31, 2016, 2015, and 2014, respectively)	511,414	466,019	462,000
Selling, general and administrative	490,693	454,724	439,872
Research and development	37,710	35,105	37,277
Amortization of intangible assets	76,526	79,964	83,944
Impairment of goodwill	160,000	—	—
	1,276,343	1,035,812	1,023,093
Operating (loss) income	(121,055)	77,815	64,436
Other expense:
Interest expense, net	(170,082)	(172,290)	(174,325)
Loss on modification and extinguishment of debt	—	(68,473)	(938)
Other expense, net	(2,534)	(7,303)	(5,197)
	(172,616)	(248,066)	(180,460)
Loss before income taxes	(293,671)	(170,251)	(116,024)
Income tax (benefit) provision	(6,853)	12,256	(4,720)
Net loss from continuing operations	(286,818)	(182,507)	(111,304)
Net income (loss) from discontinued operations	1,138	(157,580)	21,742
Net loss	(285,680)	(340,087)	(89,562)
Net income attributable to noncontrolling interests	(623)	(840)	(972)
Net loss attributable to DJO Finance LLC	$(286,303)	$(340,927)	$(90,534)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(285,680)	$(340,087)	$(89,562)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $34, $540, and $3,871, for the year ended December 31, 2016, 2015 and 2014, respectively	(10,342)	(6,006)	(13,167)
Unrealized (loss) gain on cash flow hedges, net of tax provision of zero for the year ended December 31, 2016 and 2015, respectively	(3,969)	985	—
Other comprehensive loss	(14,311)	(5,021)	(13,167)
Comprehensive loss	(299,991)	(345,108)	(102,729)
Comprehensive income attributable to non-controlling interests	(550)	(557)	(591)
Comprehensive loss attributable to DJO Finance LLC	$(300,541)	$(345,665)	$(103,320)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity	Non-controlling interests	Total (deficit) equity
Balance at December 31, 2013	$838,769	$(861,878)	$1,183	$(21,926)	$2,644	$(19,282)
Net (loss) income	—	(90,534)	—	(90,534)	972	(89,562)
Other comprehensive loss, net of taxes	—	—	(12,786)	(12,786)	(381)	(13,167)
Stock-based compensation	1,869	—	—	1,869	—	1,869
Exercise of stock options	(857)	—	—	(857)	—	(857)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(617)	(617)
Balance at December 31, 2014	839,781	(952,412)	(11,603)	(124,234)	2,618	(121,616)
Net (loss) income	—	(340,927)	—	(340,927)	840	(340,087)
Other comprehensive loss, net of taxes	—	—	(4,738)	(4,738)	(283)	(5,021)
Stock-based compensation	1,805	—	—	1,805	—	1,805
Exercise of stock options	(76)	—	—	(76)	—	(76)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(541)	(541)
Balance at December 31, 2015	841,510	(1,293,339)	(16,341)	(468,170)	2,634	(465,536)
Net (loss) income	—	(286,303)	—	(286,303)	623	(285,680)
Other comprehensive loss, net of taxes	—	—	(14,239)	(14,239)	(72)	(14,311)
Stock-based compensation	3,188	—	—	3,188	—	3,188
Exercise of stock options	(404)	—	—	(404)	—	(404)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(1,106)	(1,106)
Balance at December 31, 2016	$844,294	$(1,579,642)	$(30,580)	$(765,928)	$2,079	$(763,849)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(285,680)	$(340,087)	$(89,562)
Net (income) loss from discontinued operations	(1,138)	157,580	(21,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	41,367	37,491	35,213
Amortization of intangible assets	76,526	79,964	83,944
Amortization of debt issuance costs and non-cash interest expense	7,755	7,850	8,692
Stock-based compensation expense	3,188	1,805	1,869
Impairment of goodwill	160,000	—	—
Loss (gain) on disposal of assets, net	642	1,447	(1,118)
Deferred income tax (benefit) provision	(11,297)	5,940	(10,710)
Loss on modification and extinguishment of debt	—	68,473	938
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,830)	(8,064)	(14,460)
Inventories	15,674	(8,106)	(19,497)
Prepaid expenses and other assets	(2,516)	(7,516)	11,424
Accrued interest	(258)	(12,600)	(81)
Accounts payable and other	12,184	26,064	6,957
Net cash provided by (used in) continuing operating activities	8,617	10,241	(8,133)
Net cash (used in) provided by discontinued operations	(9,837)	39,861	53,852
Net cash (used in) provided by operating activities	(1,220)	50,102	45,719
Cash Flows From Investing Activities:
Purchases of property and equipment	(51,428)	(44,665)	(51,973)
Proceeds from disposition of assets	946	—	—
Cash paid in connection with acquisitions, net of cash acquired	—	(24,000)	(4,587)
Other investing activities, net	—	27	(1,038)
Net cash used in investing activities from continuing operations	(50,482)	(68,638)	(57,598)
Net cash used in investing activities from discontinued operations	—	(575)	(52)
Net cash used in investing activities	(50,482)	(69,213)	(57,650)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	107,000	2,518,033	1,000,294
Repayments of debt obligations	(67,079)	(2,419,027)	(990,219)
Payment of debt issuance, modification and extinguishment costs	—	(62,375)	(1,812)
Payment of contingent consideration	—	—	(5,690)
Cash paid in connection with the cancellation of vested options	—	—	(2,001)
Dividend paid by subsidiary to owners of noncontrolling interests	(1,106)	(541)	(617)
Exercise of stock options	—	11	22
Net cash provided by (used in) financing activities	38,815	36,101	(23)
Effect of exchange rate changes on cash and cash equivalents	(844)	809	(480)
Net (decrease) increase in cash and cash equivalents	(13,731)	17,799	(12,434)
Cash and cash equivalents, beginning of year	48,943	31,144	43,578
Cash and cash equivalents, end of year	$35,212	$48,943	$31,144
Supplemental disclosures of cash flow information:
Cash paid for interest	$162,644	$176,739	$165,469
Cash paid for taxes, net	$4,900	$7,584	$7,442

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$310	$1,506	$930

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

We are a global developer, manufacturer and distributor of high-quality medical devices with a broad range of products used for rehabilitation, pain management and physical therapy. Our products address the continuum of patient care from injury prevention to rehabilitation after surgery, injury or from degenerative disease, enabling people to regain or maintain their natural motion. Our products are used by orthopedic specialists, spine surgeons, primary care physicians, pain management specialists, physical therapists, podiatrists, chiropractors, athletic trainers and other healthcare professionals.

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

Infrequent Events

In September 2013, a fire occurred at our factory in Tunisia. As a result of the fire, certain inventory and fixed assets were destroyed and the leased facility became inoperable. Estimated losses of $5.0 million related to destroyed inventory and fixed assets, excess expenses incurred and building reconstruction costs were recorded for the year ended December 31, 2013. Additionally, we recorded $1.3 million in revenue from business interruption insurance proceeds for the year ended December 31, 2013. Final claims were settled against the policies in September 2014. As a result, estimated losses were adjusted to $3.3 million, and additional $2.3 million in revenue from business interruption insurance proceeds was recorded for the year ended December 31, 2014. The activity in the corresponding insurance receivable was as follows (in thousands):

Year Ended
December 31, 2014
Balance, beginning of period	$6,261
Change in estimated losses	(1,617)
Business interruption	2,274
Claim payments	(6,918)
Balance, end of period	$—

Segment Reporting

We market and distribute our products through four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers clinical electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical physical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip, shoulder and elbow. Our International segment offers all of our products to customers outside the United States. See Note 18 for additional information about our reportable segments.

During the fourth quarter of 2015, we ceased manufacturing, selling and distributing products of our Empi business and the related insurance billing operations domestically. The Empi business primarily manufactured and sold home electrotherapy devices, such as TENS devices for pain relief, other electrotherapy and orthopedic products and related supplies.  Empi was facing a challenging regulatory and compliance environment, decreasing reimbursement rates and remained below the level needed to reach adequate profitability within an economically justified period of time.  Empi was part of our Recovery Sciences operating segment. For financial statement purposes, the results of the Empi business are reported within discontinued operations.

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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $1.7 million, $1.7 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, we had $5.1 million and $6.8 million respectively, of unamortized internally developed software costs included within property and equipment in our Consolidated Balance Sheets.

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

Revenue Recognition. Revenues are recognized when they are realized or realizable, and are earned. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which is on the date of shipment or the date of receipt by the customer. We include amounts billed to customers for freight in revenue.

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

Warranty Costs. We provide express warranties on certain products for periods typically ranging from one to three years. We estimate our warranty obligations at the time of sale based upon historical experiences and known product issues, if any.

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$1,694	$1,942	$1,847
Amount charged to expense for estimated warranty costs	2,080	1,517	1,788
Deductions for actual costs incurred	(1,836)	(1,765)	(1,693)
Balance, end of year	$1,938	$1,694	$1,942

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation expense on non-manufacturing assets and other miscellaneous operating items. Advertising costs are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, advertising costs were $3.8 million, $3.9 million, and $4.7 million, respectively.

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2016, 2015 and 2014, foreign transaction losses were $3.1 million, $7.1 million, and $5.3 million, respectively.

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

During the year ended December 31, 2014, we used foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of our foreign currency hedging activities was to fix the dollar value of specific commitments and payments to foreign vendors. Before acquiring a derivative instrument to hedge a specific risk, potential natural hedges were evaluated. While our foreign exchange contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in other income (expense), net, in our Consolidated Statements of Operations. As of December 31, 2016, we did not have any outstanding foreign currency exchange forward contracts.

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

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 26.1%, 26.6%, and 29.9% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2016, 2015 and 2014, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

Fair Value of Financial Instruments. The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. See Note 12 for information concerning the fair value of our variable and fixed rate debt.

Recent Accounting Standards.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company has a team in place to analyze the impact of this ASU across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and has plans to start drafting its accounting policies and evaluating the new disclosure requirements and the impact they will have on its business processes, controls and systems in 2017. The Company is still assessing the impact of adoption on our consolidated financial statements. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued an accounting standards update which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has a team in place to analyze the impact of this ASU which includes reviewing current lease contracts to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial plan to the audit committee which includes compiling an inventory of all of its current leases to assess the global impact and developing tools for the tracking of and accounting for lease contracts. As such, we are still assessing the impact of adoption on our consolidated financial statements.

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

In October 2016, the FASB issued an accounting standards update which will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and should be applied on a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. We are still assessing the impact of adoption on our consolidated financial statements.

In January 2017, the FASB issued an accounting standards update which will require an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.We are still assessing the impact of adoption on our consolidated financial statements.

3. ACQUISITIONS AND DIVESTITURES

On June 30, 2015, our subsidiary Encore Medical, L.P., dba DJO Surgical, acquired certain assets from Zimmer Biomet Holdings, Inc., including the Biomet Cobalt™ Bone Cement, Optivac® Cement Mixing Accessories, SoftPac™ Pouch and Discovery® Elbow System product lines. The purchase price consisted of a cash payment of $24.0 million and was funded through the $20.0 million delayed draw term loan from our Credit Facilities (as defined below). Additional acquisition related costs were $3.4 million and are included in the Selling, general and administrative expense line item in the Consolidated Statement of Operations.

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

The indemnity holdback accrues interest at the Euribor rate plus 100 basis points and is 50% payable in March 2015 and March 2016, respectively, if not used for indemnification claims. The first indemnity holdback payment was made on March 31, 2015. The contingent consideration is 50% payable in March 2015 and March 2016, respectively, if earned. The revenue targets were not met therefore no contingent consideration was paid related to this transaction.

Our primary reason for the Speetec acquisition was to move from an indirect sales model (i.e., sales to distributors at a discount) to a direct sales model, resulting in increased gross profit and operating income. All goodwill associated with these acquisitions is allocated to our International reporting segment.

The purchase price for each of these acquisitions was allocated to the fair values of the net tangible and intangible assets acquired as follows (in thousands):

(in thousands):	Zimmer Biomet	Speetec
Cash	$—	$489
Accounts receivable	—	608
Inventory	2,477	2,766
Other current assets	—	154
Property and equipment	—	379
Liabilities assumed	—	(1,642)
Deferred tax liabilities	—	(1,003)
Identifiable intangible assets (1):
Customer relationships	1,800	2,861
Technology	15,000	—
Non-compete	—	569
Trademarks and trade names	2,900	320
Goodwill (2)	1,823	2,383
Total purchase price	$24,000	$7,884

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

(2)

Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired. Among the factors which resulted in goodwill for the Zimmer Biomet acquisition was the opportunity to increase our revenue and expand our presence in the surgical implant market through the use of the acquired technology and customer relationships. Among the factors which resulted in the recognition of goodwill for the Speetec acquisition was the opportunity to expand our direct presences in the German market with our surgical products.

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

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Net sales	$—	$95,342	$141,637
Costs and operating expenses:
Cost of sales	—	35,834	33,397
Selling, general and administrative	—	50,729	59,333
Research and development	—	249	465
Amortization of intangible assets	—	6,874	9,127
Impairment of goodwill	—	117,298	—
Impairment of intangible and long lived assets	—	52,150	—
Other income	1,138	86	37
Income (loss) from discontinued operations before income taxes	$1,138	$(167,706)	$39,352
Income tax benefit (provision)	—	10,126	(17,610)
Net income (loss) from discontinued operations	$1,138	$(157,580)	$21,742

Net assets for discontinued operations are as follows:

	Year ended December 31,
	2016	2015
Accounts receivable, net	$—	$2,743
Other current assets	511	135
Property and equipment, net	—	22
Intangible and other non-current assets	—	7
Total assets	511	2,907
Accounts payable and other liabilities	—	13,371
Net assets (liabilities)	$511	$(10,464)

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable allowance for doubtful accounts is presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$32,893	$23,585	$16,458
Provision for doubtful accounts	30,709	26,160	26,083
Write-offs, net of recoveries	(27,532)	(16,852)	(18,956)
Balance, end of year	$36,070	$32,893	$23,585

Our allowance for sales returns balance was $3.8 million, $4.1 million, and $3.6 million, as of December 31, 2016, 2015 and 2014, respectively.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Components and raw materials	$18,771	$57,372
Work in process	8,373	10,330
Finished goods	126,974	99,167
Inventory held on consignment	35,751	29,746
	189,869	196,615
Inventory reserves	(38,312)	(22,042)
	$151,557	$174,573

A summary of the activity in our inventory reserves is presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$22,042	$22,094	$21,523
Provision charged to costs of sales	26,409	5,699	6,800
Write-offs, net of recoveries	(10,139)	(5,751)	(6,229)
Balance, end of year	$38,312	$22,042	$22,094

In the fourth quarter of fiscal 2016, current management implemented a new strategy relating to our procurement, manufacturing and liquidation philosophies in order to significantly reduce inventory levels. Historically, our strategy was to purchase inventory in large quantities to capture purchase discounts and rebates and provide an expansive mix of products for our customers. Our new strategy aims to integrate our supply chain services with customer demand through focused forecasted consumption and sales efforts, therefore limiting the range of SKUs we plan to offer. As a result of these changes, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $18.0 million. The E&O reserve expense in fiscal 2016 included $5.7 million related to the Company’s decision to discontinue certain SKUs mainly within the Bracing and Vascular product lines, $8.3 million related to holding inventory for shorter periods and the planned scrapping of long-dated inventory, $2.0 million related to new Surgical Implant products that changed the expected life cycle of its current product portfolio, and $2.0 million of slow moving consigned inventory within certain OfficeCare clinics. This is a prospective change in estimate as a result of implementing new strategies in the fourth quarter. The Company also recorded a $2.4 million charge to cost of sales related to purchase commitments with a supplier for quantities in excess of our future demand forecasts, which were updated in the fourth quarter of 2016.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2016	December 31, 2015	Depreciable lives (years)
Land	$170	$266	Indefinite
Buildings and improvements	25,919	26,187	3 to 25
Equipment	132,314	128,352	2 to 7
Software	47,368	42,495	3 to 10
Furniture and fixtures	12,093	12,065	3 to 8
Surgical implant instrumentation	128,983	97,489	5
Construction in progress	6,656	3,885	N/A
	353,503	310,739
Accumulated depreciation and amortization	(225,484)	(193,466)
Property and equipment, net	$128,019	$117,273

Depreciation and amortization expense relating to property and equipment was $41.4 million, $37.5 million and $35.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2016 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$333,022	$1,115,110
Accumulated impairment losses	—	(49,600)	(47,406)	—	(97,006)
Goodwill, net of accumulated impairment losses at December 31, 2015	483,258	200,001	1,823	333,022	1,018,104
Current Year Activity:
Impairment	(61,000)	(99,000)	—	—	(160,000)
Foreign currency translation	—	—	—	(2,478)	(2,478)
Balance, end of period
Goodwill	483,258	249,601	49,229	330,544	1,112,632
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2016	$422,258	$101,001	$1,823	$330,544	$855,626

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,280	$(364,582)	$110,698
Patents and technology	446,734	(274,914)	171,820
Trademarks and trade names	29,695	(15,543)	14,152
Distributor contracts and relationships	4,753	(4,486)	267
Non-compete agreements	6,604	(6,224)	380
	$963,066	$(665,749)	297,317
Indefinite-lived intangible assets:
Trademarks and trade names			374,817
Net identifiable intangible assets			$672,134

December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,776	$(320,991)	$154,785
Patents and technology	446,854	(246,509)	200,345
Trademarks and trade names	29,737	(12,695)	17,042
Distributor contracts and relationships	4,693	(3,875)	818
Non-compete agreements	6,607	(5,714)	893
	$963,667	$(589,784)	373,883
Indefinite-lived intangible assets:
Trademarks and trade names			375,162
Net identifiable intangible assets			$749,045

In performing our 2016 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (2)% and 11% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 9.0% to 10.5%, and terminal value growth rates ranging from 0% to 3.0%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

We determined that the carrying values of our CMF and Vascular reporting units, components of our Recovery Sciences and Bracing and Vascular segments, respectively, were in excess of their estimated fair values. As a result, in the fourth quarter of 2016 we recorded goodwill impairment charges for the CMF and Vascular and reporting units of $99.0 million and $61.0 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market. We have four other reporting units with goodwill assigned to them. For each of those four reporting units, the estimated fair values exceed their carrying values and were not at risk of failing the test. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The percentage by which the fair value of the four reporting units exceeded their carrying value ranged from 54.6% to 389.1%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2016 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 9.0% to 10.5%, and terminal value growth rates ranging from 0% to 3.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 22.7% to 103.4%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.0 years for customer relationships, 7.0 years for patents and technology, 1.3 years for distributor contracts and relationships, 5.9 years for trademarks and trade names, and 1.0 years for non-compete agreements. Based on our amortizable intangible asset balance as of December 31, 2016 we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2017	66,062
2018	57,850
2019	53,029
2020	37,058
2021	32,458
Thereafter	50,860
$297,317

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2016	Goodwill	Intangible Assets, Net
Bracing and Vascular	$422,258	$411,079
Recovery Sciences	101,001	122,586
International	330,544	113,679
Surgical Implant	1,823	24,790
	$855,626	$672,134

December 31, 2015	Goodwill	Intangible Assets, Net
Bracing and Vascular	$483,258	$449,893
Recovery Sciences	200,001	138,732
International	333,022	131,019
Surgical Implant	1,823	29,401
	$1,018,104	$749,045

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued wages and related expenses	$30,340	$29,031
Accrued commissions	16,254	20,479
Accrued rebates	14,023	13,433
Accrued other taxes	2,926	4,196
Accrued professional expenses	3,593	3,164
Income taxes payable	231	1,612
Derivative liability	1,497	282
Deferred tax liability	—	163
Other accrued liabilities	44,401	29,813
	$113,265	$102,173

9. EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and make matching and may make certain discretionary contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $3.5 million, $4.2 million, and $4.1 million, to the plans for the years ended December 31, 2016, 2015 and 2014, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2016. In addition, we made contributions to our international pension plans of $2.1 million, $1.7 million, and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Foreign Exchange Rate Contracts. We have previously utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2016 we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long term assets	$—	$1,313
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,497	$282
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	1,283	—

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2016	2015	2014
Interest rate cap agreements designated as cash flow hedges	Interest expense (1)	$412	$—	$—
Foreign exchange forward contracts not designated as hedges	Other (expense) income, net	—	(4)	40
		$412	$(4)	$40

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest rate cap agreements designated as cash flow hedges	$(3,969)	$985	$—

11. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,780	$—	$2,780

As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$1,313	$—	$1,313
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$282	$—	$282

12. DEBT

Debt obligations consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Credit facilities:
ABL Facility, net of unamortized debt issuance costs of $1.6 million and $2.1 million as of December 31, 2016 and 2015, respectively	$80,365	$27,886
Term loan:
$1,041.8 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $12.0 million and $15.3 million as of December 31, 2016 and 2015, respectively	1,029,816	1,037,117
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $14.4 million and $16.9 million as of December 31, 2016 and 2015, respectively	1,000,649	998,137
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $6.5 million and $8.1 million as of December 31, 2016 and 2015, respectively	291,958	290,443
$1.5 million 9.75% Senior Subordinated notes	—	1,529
Total debt	2,402,788	2,355,112
Current maturities	(10,550)	(10,550)
Long-term debt	$2,392,238	$2,344,562

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

As of December 31, 2016, the market values of our Term Loan and drawings under the ABL Facility were $1,001.4 million and $82.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $82.0 million as of December 31, 2016, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of December 31, 2016 our weighted average interest rate for all borrowings under the Credit Facilities was 4.14%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of December 31, 2016, our actual first lien net leverage ratio was 4.44:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2016, we were in compliance with all applicable covenants.

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

As of December 31, 2016, the market value of the 8.125% Notes was $888.1 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2016, the market value of the 10.75% Notes was $244.7 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Optional Redemption. We have the option to redeem the 10.75% Notes, in whole or in part, after May 7, 2015, at the redemption prices set forth in the indenture governing the 10.75% Notes, plus accrued and unpaid interest.

9.75% Senior Subordinated Notes

On October 18, 2010, we issued $300.0 million aggregate principal amount of 9.75% Notes (collectively with the 10.75% Notes and the 8.125% Notes, the “Notes”) maturing on October 15, 2017.

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

At December 31, 2016, the aggregate amounts of principal maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2017	10,550
2018	10,550
2019	10,550
2020	1,390,634
2021	1,015,000
Thereafter	—
$2,437,284

Loss on Modification and Extinguishment of Debt

During the year ended December 31, 2015, we recognized loss on modification and extinguishment of debt of $68.5 million. The loss consists of $47.8 million in premiums related to the redemption of our 8.75% Notes, 9.875% Notes, and 7.75% Notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

Debt Issuance Costs

As of December 31, 2016 and December 31, 2015, we had $11.6 million and $14.5 million, respectively, of unamortized debt issuance costs.

For the year ended December 31, 2015, we capitalized $5.9 million of debt issuance costs incurred in connection with our debt refinancing. For the year ended December 31, 2014, we capitalized $1.5 million of debt issuance costs incurred in connection with the amendment of our prior credit facilities.

For the years ended December 31, 2016, 2015 and 2014, amortization of debt issuance costs was $2.9 million, $4.7 million and $8.1 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13. MEMBERSHIP DEFICIT

During the year ended December 31, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

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

In September 2015, all outstanding options granted to employees between 2008 and 2011 were amended to modify the vesting terms of the portion of the options which vest on achievement of a minimum multiple of invested capital (MOIC) from a MOIC of 2.25 for one-third of the options and a MOIC of 2.5 for an additional one-third of the options to a single MOIC vesting component covering two-thirds of the options with the terms described below.  As amended, the options granted between 2008 and 2011 vest as follows: (i) one-third of each stock option grant vests over a specified period of time contingent solely upon the option holder’s continued employment or service with us (Time-Based Options) and (ii) two-thirds of each stock option grant will vest upon achieving MOIC with respect to Blackstone’s aggregate investment in DJO’s capital stock, to be achieved by Blackstone following a liquidation of all or a portion of its investment in DJO’s capital stock (Market Return Options). The Market Return Options provide for vesting within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the options are outstanding, then the unvested Market Return Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by Blackstone, less 1.5 and the denominator of which is 0.75.

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

Options granted in 2014 to existing employees had the same terms as the Performance Options described above and options granted to new employees in 2014 were one-third of Time-Based Options, with the remaining two-thirds continuing to be Performance Options. Commencing with options granted in September 2015, options granted to existing employees have the same terms as the Market Return Options, and options granted to new employees consist of one-third Time-Based Options and two-thirds Market Return Options.

In 2014, 2015 and 2016, options were granted to employees following the net exercise of the options they received in 2007 in exchange for options that had previously been granted in DJO’s predecessor company (Rollover Options), which were scheduled to expire in 2014, 2015 and 2016, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the year ended December 31, 2016, the compensation committee granted 2,015,318 options to employees, of which 1,356,164 were Market Return Options, 484,336 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 18,800 Director Service Options to members of the Board of Directors and 10,000 Market Return Options to non-employees. The weighted average grant date fair value of the Time-Based Options, Director Service Options and Vested Options granted during the year ended December 31, 2016 was $6.12, $5.98, and $5.25 respectively. In addition, during the year ended December 31, 2016, we granted 121,507 restricted stock units (RSUs) to Michael C. Eklund, our new chief financial officer and chief operating officer. The RSUs vest over four years, with 25% vesting on October 3, 2017 and an additional 25% vesting on each October 3 thereafter, contingent upon his continued employment with the Company on each vesting date. The grant date fair value of the RSUs was $16.46.

During the year ended December 31, 2015, the compensation committee granted 1,343,621 options to employees, of which 1,065,002 were Performance Options, 257,498 were Time-Based Options and 21,121 were Vested Options. Additionally, the compensation committee granted 23,000 Director Service Options to members of the Board of Directors. The weighted average grant date fair values of the Time-Based Options, Vested Options and Director Service Options granted during the year ended December 31, 2015 were $6.09 , $5.27 and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options of stock options granted during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	33.2%-33.4%	33%	31.7-33.4%
Risk-free interest rate	1.2%-2.0%	1.5-2.0%	1.7-2.2%
Expected term until exercise	5.2-6.6	5.1-8.3	5.0-6.4
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$84	$90	$82
Operating expenses:
Selling, general and administrative	2,947	1,696	1,782
Research and development	157	19	5
	$3,188	$1,805	$1,869

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2016. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2016, 2017 and 2018, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options granted.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Consolidated Statements of Operations.

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	8,928,859	$16.13	5.9	$2,964,949
Granted	2,044,118	$16.46
Exercised	(312,918)	$12.90
Forfeited or expired	(978,432)	$15.97
Outstanding at December 31, 2016	9,681,627	$16.32	5.5	$1,370,670
Vested or expected to vest at December 31, 2016	4,534,115	$16.16	4.2	$1,370,670
Exercisable at December 31, 2016	2,794,796	$15.97	3.3	$1,370,670

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

The following table provides information regarding the use of the net exercise method during the periods presented:

	Year Ended December 31,
	2016	2015
Options exercised	312,925	30,529
Shares withheld	269,839	21,681
Shares issued	43,086	8,848
Average market value per share withheld	$16.46	$16.46
Aggregate market value of shares withheld (in thousands)	$4,442	$357

As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return Options, was $3.4 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately five years. Compensation expense associated with the Market Return and Enhanced Market Return Options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15. INCOME TAXES

The components of loss from continuing operations before income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$(305,813)	$(184,524)	$(133,463)
Foreign operations	12,142	14,273	17,439
	$(293,671)	$(170,251)	$(116,024)

The income tax provision from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income taxes:
U.S. federal	$(216)	$597	$(309)
U.S. state	181	1,042	310
Foreign	4,479	4,677	5,989
Total current income taxes	4,444	6,316	5,990
Deferred income taxes:
U.S. federal	(9,893)	6,095	(6,579)
U.S. state	(935)	919	(2,120)
Foreign	(469)	(1,074)	(2,011)
Total deferred income taxes	(11,297)	5,940	(10,710)
Total income tax (benefit) provision	$(6,853)	$12,256	$(4,720)

The difference between the income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate of 35% and the recognized income tax provision is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax benefit derived by applying the U.S. federal statutory income tax rate to loss before income taxes	$(102,785)	$(59,586)	$(40,595)
Add (deduct) the effect of:
State tax benefit, net	(5,126)	(4,996)	(2,564)
Change in state effective tax rates	449	(604)	(803)
Foreign earnings repatriation	236	(622)	(1,646)
Unrecognized tax benefits	129	1,678	949
Goodwill impairment	38,988	—	—
Valuation allowance	58,076	72,655	35,503
Research tax credit	(489)	(758)	(647)
Permanent differences and other, net	3,346	(2,726)	4,912
Foreign rate differential	(897)	5,875	—
Other	1,220	1,340	171
	$(6,853)	$12,256	$(4,720)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$308,615	$264,343
Receivables reserve	14,619	19,654
Other	43,073	43,722
Gross deferred tax assets	366,307	327,719
Valuation allowance	(286,974)	(223,385)
Net deferred tax assets	79,333	104,334
Deferred tax liabilities:
Intangible assets	(269,196)	(303,993)
Foreign earnings repatriation	(11,080)	(11,730)
Other	—	(1,225)
Gross deferred tax liabilities	(280,276)	(316,948)
Net deferred tax liabilities	$(200,943)	$(212,614)

At December 31, 2016, we maintain federal and state net operating loss carryforwards of $813.1 million and $527.1 million, respectively, which expire over a period of 1 to 20 years. Our foreign net operating loss carryforwards of $10.7 million will begin to expire in 2022.

At December 31, 2016 and 2015 we had gross deferred tax assets of $366.3 million and $327.7 million, respectively, which we reduced by valuation allowances of $287.0 million and $223.4 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax (income) expense of $0.2 million, $(0.6) million, and $(0.6)  million for the years ended December 31, 2016, 2015 and 2014, respectively, for unrepatriated foreign earnings in those years.

The Company qualifies for a tax holiday in Tunisia. Without the tax holiday, the Company would have tax expense of $0.5 million in Tunisia in 2016. The tax incentive will last at least through 2018.

We file income tax returns in U.S. federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$14,901	$13,905	$14,469
Additions based on tax positions related to current year	1,328	922	1,502
Additions for tax positions related to prior years	191	194	354
Reduction due to lapse of statute of limitations	(1,283)	(120)	(709)
Reductions for settlements of tax positions	(609)	—	(1,711)
Balance, end of year	$14,528	$14,901	$13,905

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $0.7 million of uncertain tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $5.0 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.1 million, $0.4 million, and $0.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2016 and 2015, we have $2.8 million and $2.7 million, respectively, accrued for interest and penalties.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,
2017	18,922
2018	12,292
2019	7,132
2020	5,360
2021	3,698
Thereafter	8,910
$56,314

Rental expense under operating leases totaled $17.8 million, $18.0 million, and $17.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the United States and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The Court declined jurisdiction over the remaining state claims. Relators have appealed the decision to the US Court of Appeals for the Ninth Circuit. On February 27, 2017, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the second amended complaint by the District Court.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company is cooperating with the U.S. Attorney’s Office in Minnesota (USAO), which is handling the investigation of issues related to the subpoena. We have produced responsive documents to the USAO and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to the final outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. The Company's accrued expenses for this matter are included within other current liabilities on the Consolidated Balance Sheets.  Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

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

18. SEGMENT AND GEOGRAPHIC INFORMATION

For the years ended December 31, 2016, 2015 and 2014, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Year Ended December 31,
	2016	2015	2014
Net sales:
Bracing and Vascular	$522,600	$526,295	$504,590
Recovery Sciences	156,998	156,194	157,485
Surgical Implant	174,503	134,843	100,139
International	301,187	296,295	325,315
	$1,155,288	$1,113,627	$1,087,529
Operating income (loss):
Bracing and Vascular	$102,133	$115,791	$102,933
Recovery Sciences	32,944	29,035	33,863
Surgical Implant	32,621	25,531	12,712
International	45,864	48,578	62,304
Expenses not allocated to segments and eliminations	(334,617)	(141,120)	(147,376)
	$(121,055)	$77,815	$64,436

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$854,101	$817,332	$762,214
Other Europe, Middle East, and Africa	146,183	141,638	156,339
Germany	79,326	80,982	91,754
Australia and Asia Pacific	43,248	40,717	39,990
Canada	24,995	23,966	26,481
Latin America	7,435	8,992	10,751
	$1,155,288	$1,113,627	$1,087,529

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2016, 2015 and 2014, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2016	December 31, 2015
United States	$117,112	$106,058
International	16,443	16,389
	$133,555	$122,447

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 31, 2016
Net sales	$278,906	$292,852	$287,040	$296,490
Operating income (loss)	9,462	21,544	22,244	(174,305)
Net loss from continuing operations	(37,937)	(23,961)	(22,625)	(202,295)
Net loss attributable to DJOFL	(38,320)	(23,275)	(22,582)	(202,126)

	Three months ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 31, 2015
Net sales	$247,511	$279,902	$278,263	$307,951
Operating income	9,750	25,014	22,480	20,571
Net loss from continuing operations	(39,217)	(92,685)	(25,162)	(25,443)
Net loss attributable to DJOFL	(35,526)	(77,977)	(177,838)	(49,586)

20. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

DJOFL and its direct wholly-owned subsidiary, DJO Finco Inc. (DJO Finco), jointly issued the 8.125% Notes and 10.75% Notes. DJO Finco was formed solely to act as a co-issuer of the notes, has only nominal assets and does not conduct any operations. The Indentures generally prohibit DJO Finco from holding any assets, becoming liable for any obligations or engaging in any business activity.

The 8.125% Notes are jointly and severally, fully and unconditionally guaranteed, on a senior secured basis by all of DJOFL’s domestic subsidiaries (other than the co-issuer) that are 100% owned, directly or indirectly, by DJOFL (the Guarantors). The 10.75% Notes are jointly and severally, fully and unconditionally guaranteed, on a secured basis by the Guarantors.

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,818	$(372)	$19,766	$—	$35,212
Accounts receivable, net	—	134,182	44,011	—	178,193
Inventories, net	—	123,217	28,192	148	151,557
Prepaid expenses and other current assets	41	16,875	6,734	—	23,650
Current assets of discontinued operations	0	511	—	—	511
Total current assets	15,859	274,413	98,703	148	389,123
Property and equipment, net	—	114,073	13,993	(47)	128,019
Goodwill	—	791,005	94,154	(29,533)	855,626
Intangible assets, net	—	662,880	9,254	—	672,134
Investment in subsidiaries	1,297,698	1,680,893	48,923	(3,027,514)	—
Intercompany receivables	345,539	—	—	(345,539)	—
Other non-current assets	—	3,086	2,450	—	5,536
Non current assets of discontinued operations	—	—	—	—	—
Total assets	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$54,628	$9,194	—	$63,822
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	18,224	80,389	31,392	—	130,005
Total current liabilities	28,774	135,017	40,586	—	204,377
Long-term debt obligations	2,392,238	—	—	—	2,392,238
Deferred tax liabilities, net	—	198,920	3,820	—	202,740
Intercompany payables, net	—	301,456	121,350	(422,806)	—
Other long-term liabilities	1,283	13,365	284	—	14,932
Total liabilities	2,422,295	648,758	166,040	(422,806)	2,814,287
Noncontrolling interests	—	—	2,079	—	2,079
Total membership (deficit) equity	(763,199)	2,877,592	99,358	(2,979,679)	(765,928)
Total liabilities and (deficit) equity	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$1,005,714	$311,319	$(161,745)	$1,155,288
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $28,525)	—	402,046	290,640	(181,272)	511,414
Selling, general and administrative	—	399,466	91,227	—	490,693
Research and development	—	34,071	3,639	—	37,710
Amortization of intangible assets	—	74,982	1,544	—	76,526
Impairment of goodwill	—	160,000	—	—	160,000
	—	1,070,565	387,050	(181,272)	1,276,343
Operating (loss) income	—	(64,851)	(75,731)	19,527	(121,055)
Other (expense) income:
Interest (expense) income, net	(170,165)	155	(72)	—	(170,082)
Loss on modification of debt	—	—	—	—	—
Other expense, net	(8)	(33,345)	30,819	—	(2,534)
Intercompany (expense) income, net	—	(37,689)	37,468	221	—
Equity in loss of subsidiaries, net	(113,402)	—	—	113,402	—
	(283,575)	(70,879)	68,215	113,623	(172,616)
(Loss) income before income taxes	(283,575)	(135,730)	(7,516)	133,150	(293,671)
Income tax (benefit) provision	—	(11,329)	4,476	—	(6,853)
Net (loss) income from continuing operations	(283,575)	(124,401)	(11,992)	133,150	(286,818)
Net income from discontinued operations	—	1,138	—	—	1,138
Net income attributable to noncontrolling interests	—	—	(623)	—	(623)
Net (loss) income attributable to DJOFL	$(283,575)	$(123,263)	$(12,615)	$133,150	$(286,303)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(283,575)	$(123,263)	$(11,992)	$133,150	$(285,680)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $34	—	—	(10,342)	—	(10,342)
Unrealized loss on cash flow hedges, net of tax provision of zero	(3,969)	—	—	—	(3,969)
Other comprehensive loss	(3,969)	—	(10,342)	—	(14,311)
Comprehensive (loss) income	(287,544)	(123,263)	(22,334)	133,150	(299,991)
Comprehensive income attributable to noncontrolling interests	—	—	(550)	—	(550)
Comprehensive (loss) income attributable to DJO Finance LLC	$(287,544)	$(123,263)	$(22,884)	$133,150	$(300,541)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(283,575)	$(123,263)	$(11,992)	$133,150	$(285,680)
Net loss from discontinued operations		(1,138)			(1,138)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	36,396	5,023	(52)	41,367
Amortization of intangible assets	—	74,982	1,544	—	76,526
Amortization of debt issuance costs and non-cash interest expense	7,755	—	—	—	7,755
Stock-based compensation expense	—	3,188	—	—	3,188
Impairment of goodwill	—	160,000	—	—	160,000
Loss (gain) on disposal of assets, net	—	523	115	4	642
Deferred income tax expense (benefit)	—	(10,900)	(397)	—	(11,297)
Equity in loss of subsidiaries, net	113,402	—	—	(113,402)	0
Changes in operating assets and liabilities, net of acquired assets and liabilities:					0
Accounts receivable	—	(6,609)	(1,221)	—	(7,830)
Inventories	—	17,356	18,413	(20,095)	15,674
Prepaid expenses and other assets	1,313	(4,434)	199	406	(2,516)
Accounts payable and other	10,893	(1,358)	5,381	(2,990)	11,926
Net cash (used in) provided by continuing operating activities	(150,212)	144,743	17,065	(2,979)	8,617
Net cash provided by discontinued operations	—	(9,837)	—	—	(9,837)
Net cash (used in) provided by operating activities	(150,212)	134,906	17,065	(2,979)	(1,220)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(45,372)	(6,055)	(1)	(51,428)
Other investing activities, net	—	946	—	—	946
Net cash (used in) provided by investing activities from continuing operations	—	(44,426)	(6,055)	(1)	(50,482)
Cash Flows From Financing Activities:
Intercompany	96,436	(91,012)	(8,404)	2,980	—
Proceeds from issuance of debt	107,000	—	—	—	107,000
Repayments of debt obligations	(67,079)	—	—	—	(67,079)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,106)	—	(1,106)
Net cash provided by (used in) financing activities	136,357	(91,012)	(9,510)	2,980	38,815
Effect of exchange rate changes on cash and cash equivalents	—	—	(844)	—	(844)
Net increase in cash and cash equivalents	(13,855)	(532)	656	—	(13,731)
Cash and cash equivalents, beginning of year	29,673	160	19,110	—	48,943
Cash and cash equivalents, end of year	$15,818	$(372)	$19,766	—	$35,212

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

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$976,412	$293,899	$(156,684)	$1,113,627
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $30,719)	—	408,987	227,635	(170,603)	466,019
Selling, general and administrative	—	364,305	90,419	—	454,724
Research and development	—	31,456	3,649	—	35,105
Amortization of intangible assets	—	77,569	2,395	—	79,964
	—	882,317	324,098	(170,603)	1,035,812
Operating income (loss)	—	94,095	(30,199)	13,919	77,815
Other (expense) income:
Interest (expense) income, net	(172,237)	42	(95)	—	(172,290)
Loss on modification of debt	(68,473)	—	—	—	(68,473)
Other expense, net	—	(960)	(6,343)	—	(7,303)
Intercompany (expense) income, net	—	(21,994)	34,167	(12,173)	—
Equity in loss of subsidiaries, net	(100,217)	—	—	100,217	—
	(340,927)	(22,912)	27,729	88,044	(248,066)
(Loss) income before income taxes	(340,927)	71,183	(2,470)	101,963	(170,251)
Income tax provision	—	10,027	2,229	—	12,256
Net (loss) income from continuing operations	(340,927)	61,156	(4,699)	101,963	(182,507)
Net loss from discontinued operations	—	(157,580)	—	—	(157,580)
Net income attributable to noncontrolling interests	—	—	(840)	—	(840)
Net (loss) income attributable to DJOFL	$(340,927)	$(96,424)	$(5,539)	$101,963	$(340,927)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(340,927)	$(96,424)	$(4,699)	$101,963	$(340,087)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $540	—	—	(6,006)	—	(6,006)
Unrealized gain on cash flow hedges, net of tax provision of zero for the year ended December 31, 2015	985	—	—	—	985
Other comprehensive income (loss)	985	—	(6,006)	—	(5,021)
Comprehensive (loss) income	(339,942)	(96,424)	(10,705)	101,963	(345,108)
Comprehensive income attributable to noncontrolling interests	—	—	(557)	—	(557)
Comprehensive (loss) income attributable to DJO Finance LLC	$(339,942)	$(96,424)	$(11,262)	$101,963	$(345,665)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(340,927)	$(96,424)	$(4,699)	$101,963	$(340,087)
Net loss from discontinued operations	—	157,580	—	—	157,580
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	32,495	5,096	(100)	37,491
Amortization of intangible assets	—	77,569	2,395	—	79,964
Amortization of debt issuance costs and non-cash interest expense	7,850	—	—	—	7,850
Loss on modification and extinguishment of debt	68,473	—	—	—	68,473
Stock-based compensation expense	—	1,805	—	—	1,805
Loss (gain) on disposal of assets, net	—	1,380	75	(8)	1,447
Deferred income tax expense (benefit)	—	6,901	(961)	—	5,940
Equity in loss of subsidiaries, net	100,217	—	—	(100,217)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	(6,156)	(1,908)	—	(8,064)
Inventories	—	(535)	11,885	(19,456)	(8,106)
Prepaid expenses and other assets	(1,195)	(3,924)	(1,775)	(622)	(7,516)
Accounts payable and other	(11,506)	17,145	805	7,020	13,464
Net cash (used in) provided by continuing operating activities	(177,088)	187,836	10,913	(11,420)	10,241
Net cash provided by discontinued operations	—	39,861	—	—	39,861
Net cash (used in) provided by operating activities	(177,088)	227,697	10,913	(11,420)	50,102
Cash Flows From Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	(24,000)	—	—	(24,000)
Purchases of property and equipment	—	(38,671)	(6,111)	117	(44,665)
Other investing activities, net	—	27	—	—	27
Net cash (used in) provided by investing activities from continuing operations	—	(62,644)	(6,111)	117	(68,638)
Net cash used in investing activities from discontinued operations	—	(575)	—	—	(575)
Net cash (used in) provided by investing activities	—	(63,219)	(6,111)	117	(69,213)
Cash Flows From Financing Activities:
Intercompany	157,053	(164,321)	(4,035)	11,303	—
Proceeds from issuance of debt	2,515,827	—	2,206	—	2,518,033
Repayments of debt obligations	(2,416,713)	—	(2,314)	—	(2,419,027)
Payment of debt issuance, modification and extinguishment costs	(62,375)	—	—	—	(62,375)
Exercise of stock options	11	—	—	—	11
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(541)	—	(541)
Net cash provided by (used in) financing activities	193,803	(164,321)	(4,684)	11,303	36,101
Effect of exchange rate changes on cash and cash equivalents	—	—	809	—	809
Net increase in cash and cash equivalents	16,715	157	927	—	17,799
Cash and cash equivalents, beginning of year	12,958	3	18,183	—	31,144
Cash and cash equivalents, end of year	$29,673	$160	$19,110	—	$48,943

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

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $3,871	—	—	(13,167)	—	(13,167)
Other comprehensive loss	—	—	(13,167)	—	(13,167)
Comprehensive (loss) income	(90,534)	80,726	(19,139)	(73,782)	(102,729)
Comprehensive income attributable to noncontrolling interests	—	—	(591)	—	(591)
Comprehensive (loss) income attributable to DJO Finance LLC	$(90,534)	$80,726	$(19,730)	$(73,782)	$(103,320)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(90,534)	$80,726	$(5,972)	$(73,782)	$(89,562)
Net income from discontinued operations		(21,742)	$—	$—	(21,742)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	29,127	6,265	(179)	35,213
Amortization of intangible assets	—	80,045	3,899	—	83,944
Amortization of debt issuance costs and non-cash interest expense	8,692	—	—	—	8,692
Loss on modification and extinguishment of debt	938	—	—	—	938
Stock-based compensation expense	—	1,869	—	—	1,869
Impairment of goodwill	—	—	—	—	—
Impairment of intangible assets	—	—	—	—	—
(Gain) loss on disposal of assets, net	—	(1,223)	105	—	(1,118)
Deferred income tax (benefit) expense	—	(8,618)	(1,104)	(988)	(10,710)
Equity in income of subsidiaries, net	(84,713)	—	—	84,713	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,851)	(7,609)	—	(14,460)
Inventories	—	(12,178)	12,746	(20,065)	(19,497)
Prepaid expenses and other assets	—	6,864	4,851	(291)	11,424
Accounts payable and other	(83)	3,289	1,618	2,052	6,876
Net cash (used in) provided by operating activities	(165,700)	151,308	14,799	(8,540)	(8,133)
Net cash provided by discontinued operations	—	53,852	—	—	53,852
Net cash (used in) provided by operating activities	(165,700)	205,160	14,799	(8,540)	45,719
Cash Flows from Investing Activities:
Cash paid in connection with acquisitions, net of cash acquired	—	—	(4,587)	—	(4,587)
Purchases of property and equipment	—	(45,501)	(6,597)	125	(51,973)
Other investing activities, net	—	(676)	(362)	—	(1,038)
Net cash used in investing activities from continuing operations	—	(46,177)	(11,546)	125	(57,598)
Net cash used in investing activities from discontinued operations		(52)	—	—	(52)
Net cash (used in) provided by investing activities	—	(46,229)	(11,546)	125	(57,650)
Cash Flows from Financing Activities:
Intercompany	149,870	(153,596)	(4,687)	8,413	—
Proceeds from issuance of debt	1,000,294	—	—	—	1,000,294
Repayments of debt obligations	(990,085)	—	(134)	—	(990,219)
Payment of debt issuance costs	(1,812)	—	—	—	(1,812)
Investment by parent	22	—	—	—	22
Payment of contingent consideration		(5,690)	—	—	(5,690)
Cancellation of vested options	(2,001)	—	—	—	(2,001)
Dividend paid by subsidiary to owners of noncontrolling interest	—	—	(617)	—	(617)
Net cash provided by (used in) financing activities	156,288	(159,286)	(5,438)	8,413	(23)
Effect of exchange rate changes on cash and cash equivalents	—	—	(480)	—	(480)
Net decrease in cash and cash equivalents	(9,412)	(355)	(2,665)	(2)	(12,434)
Cash and cash equivalents at beginning of period	22,370	358	20,848	2	43,578
Cash and cash equivalents at end of period	$12,958	$3	$18,183	$—	$31,144

21. SUBSEQUENT EVENTS

Pursuant to the Retirement Agreement and Amendment to Stock Option Agreements entered into on November 14, 2016 between DJO and Mike Mogul, the Company’s former Chief Executive Officer, DJO agreed to repurchase a total of 218,712 shares of DJO’s common stock owned by Mr. Mogul for a per share price of $16.46 per share by no later than January 31, 2017.  This repurchase was completed on January 30, 2017.

Pursuant to the Employment Agreement entered into on November 14, 2016 between DJO and Brady R. Shirley, the Company’s new Chief Executive Officer, Mr. Shirley agreed to purchase $500,000 in shares of DJO’s common stock valued at $16.46 per share, within 180 days after the date of said agreement.  Mr. Shirley completed the purchase of 30,377 shares of common stock on February 2, 2017.

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2016, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Award of Discretionary Bonuses

On March 13, 2017, the Compensation Committee of the DJO Board of Directors approved the payment of discretionary bonuses to certain of DJO’s executive officers, including the named executive officers, and certain other members of management.  Additional information regarding the discretionary bonuses awarded to the named executive officers can be found in “Award of Discretionary Bonuses” found in the “Annual and Quarterly Cash Incentive Compensation” section of the “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” below which is incorporated by this reference herein.

Adoption of 2017 Bonus Plan

On March 13, 2017, the Compensation Committee approved the management incentive bonus plan for 2017 (the “2017 Bonus Plan”) for our NEOs, our other executive officers and other managers.  Additional information regarding the discretionary bonuses awarded to the named executive officers can be found in “Adoption of 2017 Bonus Plan” found in the “Annual and Quarterly Cash Incentive Compensation” section of the “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” below which is incorporated by this reference herein.

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

Name	Age	Position
Brady R. Shirley	51	President, Chief Executive Officer and Director; Manager of DJOFL
Michael C. Eklund	48	Chief Financial Officer and Chief Operating Officer
Steven Ingel	52	President, Global Bracing and Vascular
Jeanine Kestler	51	Executive Vice President, Global Human Resources
Stephen J. Murphy	52	President, International Commercial Business
Bradley J. Tandy	58	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Mike S. Zafirovski	63	Chairman of the Board
J. Joel Hackney, Jr.	47	Director
Julia Kahr	38	Director
David N. Kestnbaum	35	Director
Dr. Jacqueline Kosecoff	67	Director
James R. (Ron) Lawson	72	Director
John R. Murphy	66	Director
James Quella	67	Director

Brady R. Shirley—President, Chief Executive Officer and Director; Manager of DJOFL. Mr. Shirley was appointed President, Chief Executive Officer and Director of DJO, and Manager of DJOFL in November 2016. Mr Shirley previously served as President, DJO Surgical since March 2014. From August 2009 to September 2013, Mr. Shirley was CEO and a Director of Innovative Medical Device Solutions, a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical device companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. At Stryker, Mr. Shirley was responsible for all domestic operations and profit and loss for the Communications division and was responsible for Global Product Development and Sales and Marketing for the Endoscopy division. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

Michael C. Eklund—Chief Financial Officer and Chief Operating Officer. Mr. Eklund was appointed Chief Financial Officer and Chief Operating Officer of DJO in September 2016.  From 1997 to September 2016, Mr. Eklund served in various executive positions with Dell, Inc., where he served between September 2015 and September 2016 in the global leadership role as Senior Vice President, Dell / EMC Value Creation and Integration Management Office (IMO), responsible for leading the Value Creation and IMO function for the $67B combination of Dell and EMC. Prior to that role, from June 2014 to September 2015, Mr. Eklund served as Chief Financial Officer of Dell’s $40B Client Solutions Business Unit and Global Operations organization. In this role, he was also responsible for leading Dell’s Global Productivity Transformation Office.  From June 2013 to June 2014, Mr. Eklund served as Vice President of Strategy, Business Planning and Operations for Dell’s $10B Enterprise Solutions organization. During his 19 year career with Dell, Mr. Eklund held positions of increasing responsibility in finance, treasury and operations, including a 3 year international assignment in the firm’s UK Office. Prior to joining Dell in 1997, Mr. Eklund held finance and accounting positions in public accounting with Kennemer, Masters and Clarke and The Texaco Company. Mr. Eklund received a bachelor’s degree in accounting from University of Houston and an MBA from St. Edwards University.

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

Bradley J. Tandy—Executive Vice President, General Counsel and Secretary; Manager of DJOFL.  Mr. Tandy was appointed Executive Vice President, General Counsel and Secretary of DJO, and Manager of DJOFL in May 2016.  Prior to joining DJO, Mr. Tandy served for twenty three years in various executive positions with Biomet, Inc. From March 2006 to November 2014, Mr. Tandy served as Senior Vice President, General Counsel and Corporate Secretary of Biomet, Inc. From 1999 to March 2006, Mr. Tandy served as Vice President, Assistant General Counsel and Chief Compliance Officer of Biomet, and from 1992 to 1999 he was Assistant General Counsel of Biomet. Prior to his employment at Biomet, Mr. Tandy was a partner in the law firm of Rasor, Harris, Lemon and Reed, Warsaw, Indiana, where he focused his practice on representation of healthcare and medical device companies. Mr. Tandy was an elected public official in Kosciusko County from 1994 to 2016, serving as a County Councilman for 22 years. Mr. Tandy received his Doctorate of Jurisprudence from Indiana University School of Law at Bloomington, Indiana, and received his bachelor’s degree in Political Science from DePauw University in Greencastle, Indiana.

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

J. Joel Hackney, Jr. – Director. Mr. Hackney is currently the CEO of nThrive, Inc. Mr. Hackney is also the former President, Chief Executive Officer and Director of AVINTIV Specialty Materials (formerly PGI). Mr. Hackney served in this role from June 2013 to November 2015. From 2009 to 2013, Mr. Hackney was an executive at Avaya Inc., serving as Senior Vice President of Global Sales and Marketing, President of Field Operations, and President of Government and Data Solutions. Prior to Avaya, Mr. Hackney spent four years in various executive positions at Nortel Networks Corporation, including President of Nortel Enterprise Solutions and Senior Vice President of Global Operations and Quality. Mr. Hackney also spent fourteen years at General Electric Company. He was a member of GE’s senior executive team, where he led various businesses and functions in both the U.S. and Europe. Mr. Hackney holds a B.S. degree in Business Administration from the University of North Carolina, Chapel Hill.
Julia Kahr—Director. Ms. Kahr became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group in November 2006. Ms. Kahr is currently a senior managing director of The Blackstone Group.

Before joining The Blackstone Group in 2004, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including financial services, pharmaceuticals, media and entertainment, and consumer goods. Ms. Kahr is a director of Gates Global Inc and Barry-Wehmiller. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998.

David N. Kestnbaum—Director. Mr. Kestnbaum became one of DJO’s directors in April 2013. Mr. Kestnbaum is a Managing Director in the Private Equity Group of The Blackstone Group based in New York. Since joining Blackstone in 2013, Mr. Kestnbaum has been involved in the execution of Blackstone’s investments in SESAC Holdings, Tradesmen International, Outerstuff, Ltd., AlliedBarton Security Services, AVINTIV Specialty Materials and DJO.  Prior to joining Blackstone in 2013, Mr. Kestnbaum was a Vice President at Vestar Capital Partners, where he analyzed and executed private equity investments in multiple different sectors. Prior to Vestar, Mr. Kestnbaum worked in investment banking as a member of JPMorgan’s Financial Sponsor Group, where he executed a variety of private equity-related M&A and financing transactions. He currently serves on the Board of Directors of SESAC Holdings, Tradesmen International and Outerstuff, Ltd. and previously served on the Board of AlliedBarton Security Services, each privately held companies. Mr. Kestnbaum holds a Bachelor of Arts in Political Science from The University of North Carolina at Chapel Hill.

Dr. Jacqueline Kosecoff—Director. Dr. Kosecoff became one of DJO’s directors in December 2014. Since March 2012, Dr. Kosecoff has served as managing partner of Moriah Partners, LLC, a private equity firm focused on health services and technology, and as a senior advisor to Warburg Pincus LLC, a global private equity company, since March 2012. From October 2007 to November 2011, Dr. Kosecoff served as chief executive officer of OptumRx (formerly Prescriptions Solutions), a pharmacy benefits management company and subsidiary of UnitedHealth Group, and continued to serve as a senior advisor to OptumRx from December 2011 to February 2012. She served as chief executive officer of Ovations Pharmacy Solutions, a subsidiary of UnitedHealth Group providing health and well-being services for people who are over 50, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. Prior to joining PacifiCare, Dr. Kosecoff was founder, President and Chief Operating Officer of Protocare, a firm whose lines of business included the clinical development of drugs, devices, biopharmaceutical and nutritional products, and health services consulting. Dr. Kosecoff has served as a consultant and on the boards of several public and private companies and institutions and currently is a director of the following public companies: athenahealth, Inc., Houlihan Lokey, Sealed Air Corporation and STERIS Corporation. Dr. Kosecoff served as Professor of Medicine and Public Health at the University of California, Los Angeles from 1975 to 2006. Dr. Kosecoff holds a Bachelor of Arts in Mathematics from the University of California, Los Angeles (UCLA), a Master of Science in Applied Mathematics from Brown University, and a Ph.D. in Research Methods from UCLA.

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

John R. Murphy—Director and Chairman of Audit Committee. Mr. Murphy became one of DJO’s directors and was named as Chairman of the Audit Committee in January 2012. From January to May 2013 and from July to October 2013, Mr. Murphy served as the interim Chief Financial Officer of Summit Materials, LLC, a major construction materials and service company. Mr. Murphy is currently a director, Audit Committee Chairman and member of the Nominating and Governance Committee of Summit. Since 2003, Mr. Murphy has served on the Board of Directors, the Nominating and Governance Committee and as Chairman of the Audit Committee of O’Reilly Automotive, Inc., a leading specialty automotive aftermarket retailer. In 2011, Mr. Murphy served as director and Audit Committee and Special Committee member of Graham Packaging, Inc. until it was sold in September 2011. Mr. Murphy served as Senior Vice President and Chief Financial Officer of Smurfit-Stone Container Corporation, a leading manufacturer of paperboard and paper-based packaging products, from 2009 to 2010 and led the financial restructuring of the company during its Chapter 11 reorganization. Mr. Murphy was President and Chief Executive Officer of Accuride Corporation and a member of its Board of Directors from November 2007 to October 2008. Accuride Corporation filed for Chapter 11 bankruptcy protection in October 2009, emerging in 2010. He served as Accuride’s President and Chief Operating Officer from January 2007 to October 2007, as President and Chief Financial Officer from February 2006 to December 2006 and as Executive Vice President and Chief Financial Officer from March 1998 to January 2006. Mr. Murphy holds a Bachelor of Science in Accounting from The Pennsylvania State University and a Master of Business Administration from the University of Colorado, and is a Certified Public Accountant.

James Quella—Director and Chairman of the Compensation Committee. Mr. Quella became one of DJO’s directors in September 2012 and was named as Chairman of the Compensation Committee in February 2015. Since June 2013, Mr. Quella has been serving as a Blackstone Senior Advisor for Private Equity. From February 2004 to June 2013, Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity Group of The Blackstone Group. Prior to joining The Blackstone Group in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners and CSFB Private Equity from 2000 to 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, now known as Oliver Wyman, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella has been a member of various private equity company boards and currently serves as a director of Catalent, Inc., Lionbridge Technologies, Inc. and Michaels Stores, Inc. and previously served on the Board of Freescale Semiconductor. Mr. Quella holds a Bachelor of Arts from University of Chicago/University of Wisconsin—Madison and a Master of Business Administration from University of Chicago/Booth Graduate School of Business with Dean’s Honors.

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 97.7% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

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

In January 2009, Nortel Networks Corporation, for which Mr. Zafirovski served as Director, President and Chief Executive Officer, and subsidiary companies filed for bankruptcy protection in the United States, Canada and Europe. Mr. Zafirovski resigned from Nortel on August 14, 2009, at which time the two largest business units were under contract for sale, the board was reduced to three directors and the CEO position was eliminated. Mr. Hackney also served as an executive at Nortel until 2009. In October 2009, Accuride Corporation, for which Mr. John Murphy served in various senior management roles, including as Chief Financial Officer, President and Chief Executive Officer, filed for bankruptcy protection in the United States. Mr. Murphy resigned from Accuride in September 2008. The Board has concluded that neither of these events impair either Mr. Zafirovski’s, Mr. Hackney’s or Mr. Murphy’s ability to serve as a director.

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

Audit Committee. Our Audit Committee currently consists of two appointed Directors, Mr. Murphy (Chairman), and Ms. Kahr. As a privately held company, although our Audit Committee is not required to be composed of only independent directors, we believe that Mr. Murphy meets the definition of an independent director under the rules of the New York Stock Exchange. Our Board has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board also believes that the other member of the Audit Committee has the requisite level of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

Compensation Committee. The Compensation Committee of the DJO Board currently consists of three appointed Directors, Mr. Quella (Chairman), and Ms. Kahr and Mr. Hackney. Because DJO is a privately held company, the Compensation Committee is not required to be composed of independent directors.

The DJO Board does not have a Nominating and Corporate Governance Committee.

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the objectives of our executive compensation program and the material elements of compensation for those executive officers who are identified in Item 11. “Executive Compensation—Summary Compensation Table” (the Named Executive Officers or NEOs), along with the role of the Compensation Committee of the DJO Board (the Compensation Committee) in reviewing and making decisions regarding our executive compensation program.

Named Executive Officers

For the year ended December 31, 2016, the following individuals were our NEOs (consisting of both current and former executive officers in accordance with SEC rules):

Current Executive Officers:
Brady R. Shirley	President, Chief Executive Officer and Director (appointed on November 14, 2016)
Michael C. Eklund	Chief Financial Officer and Chief Operating Officer (commenced employment on September 6, 2016)
Bradley J. Tandy	Executive Vice President, General Counsel and Secretary (commenced employment on May 16, 2016)
Stephen J. Murphy	President, International Commercial Business
Steven Ingel	President, Global Bracing and Vascular

Former Executive Officers:
Michael P. Mogul	Former President, Chief Executive Officer and Director (resigned from such position on November 16, 2016 and terminated employment with DJO on December 31, 2016)
Susan M. Crawford	Former Executive Vice President, Chief Financial Officer and Treasurer (retired from such position on April 4, 2016 and terminated employment on May 13, 2016)
Sharon Wolfington	Former President, Global Recovery Sciences (resigned from such position on October 6, 2016)
Donald M. Roberts	Former Executive Vice President, General Counsel and Secretary (retired from such position on May 13, 2016)

Dianne Deuitch	Former Principal Financial Officer and former Principal Accounting Officer (serving in this role from May 14, 2016 until September 6, 2016)

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options under our stock incentive plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met two times during 2016 and acted by written consent three times. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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

•	Structure a compensation program that appropriately rewards our executive officers for their skills and contributions to our company based on competitive market practice.

The Elements of Our Executive Compensation Program

The material elements of our executive compensation program are as follows:

•	Base salary,
•	Cash incentive compensation (performance-based bonuses) in an amount up to a percentage of base salary for the executive officers based on DJO’s achievement of certain financial target goals,
•	Equity-based awards (stock options, restricted stock and restricted stock units), and
•	Retention and severance agreements, where appropriate.

Base Salary

Base salaries provide a fixed form of compensation designed to reward an executive officer’s core competence in his or her role. The Compensation Committee determines base salaries by taking into consideration such factors as competitive industry salaries, the nature of the position, the contribution and experience of the officers and their length of service.

The Compensation Committee does not automatically or regularly make increases in annual base salary, but reviews base salaries and overall compensation from time-to-time. In April 2016, the Compensation Committee approved an increase to Mr. Shirley’s annual base salary (for his position as President, DJO Surgical) from $445,000 to $475,000. In April, 2016, the Committee also increased Mr. Mogul’s annual base salary from $750,000 (as set in his 2011 employment agreement) to $850,000, and increased Mr. Ingel’s annual base salary from $420,000 to $435,000. In connection with his hiring in May 2016, DJO entered into an employment agreement with Mr. Tandy which provides for an annual base salary of $400,000. In September 2016, DJO entered into an employment agreement with Mr. Eklund which provides for payment of an annual base salary of $650,000.  In connection with the promotion of Mr. Shirley to President and CEO of DJO in November 2016, DJO entered into an employment agreement with Mr. Shirley providing for an increase in his annual base salary to $750,000.  The base salaries of Mr. Murphy, Ms. Crawford, Mr. Roberts, Ms. Wolfington and Ms. Deuitch remained the same as in 2015. The annual base salaries for each of the NEOs were determined based on salaries of comparable senior positions in the industry and DJO’s prior compensation practices and, in the case of Messrs. Shirley, Eklund and Tandy, were the result of arm’s-length negotiations with these individuals.

Annual and Quarterly Cash Incentive Compensation

Performance-based cash incentive compensation is provided to motivate our NEOs each quarter and for the full year to pursue objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company. Over the past eight years, the Compensation Committee has adopted annual bonus plans which have several basic features that have carried over from year to year, with some modifications and the establishment of specific financial targets for each year. Significant modifications to this bonus plan structure were made by the Compensation Committee in adopting the 2017 Bonus, as discussed more fully below.

Terms of 2016 Bonus Plan

On April 4, 2016, the Compensation Committee of the Board of Directors of the Company approved the incentive bonus plan for 2016 for management, including the executive officers of the Company (2016 Bonus Plan). As with prior annual bonus plans, under the 2016 Bonus Plan each executive officer (other than the CEO) had the opportunity to earn up to 70% of such executive’s annual base salary as a target bonus (Target Bonus). Pursuant to his employment agreement, the Target Bonus percentage for Mr. Mogul, our Former Chief Executive Officer, was 100% of his annual base salary. Mr. Shirley was promoted to President and CEO of DJO in November 2016, but remained subject to the bonus plan terms applicable to his position as President, DJO Surgical for the remainder of 2016.

For all of the participants in the 2016 Bonus Plan, their Target Bonus was based on full-year financial performance, with up to 50% of the Target Bonus paid as advances of the annual Target Bonus based on quarterly financial performance. Payment of quarterly bonuses was based on achievement of cumulative financial performance at the end of the first, second and third quarters, less amounts paid for prior quarters of that year.

For NEOs and other executive officers, other than the Presidents of DJO’s Business Units (representing DJO’s reporting segments), 30% of their Target Bonuses was based on meeting the Company’s revenue targets, 50% of their Target Bonuses was based on meeting the Company’s Adjusted EBITDA targets, and 20% of their Target Bonuses was based on meeting the Company’s Total Free Cash Flow targets for such periods.

For Mr. Murphy, Mr. Ingel, Mr. Shirley (prior to his appointment to CEO) and Ms. Wolfington (representing DJO’s reporting segments), 10% of their Target Bonuses was based on meeting the Company’s Adjusted EBITDA targets, 20% of their Target Bonuses was based on meeting the Company’s Total Free Cash Flow targets, 35% of their Target Bonuses was based on meeting the revenue targets of their respective Business Units, and 35% of their Target Bonuses was based on meeting the Adjusted EBITDA targets of their respective Business Units.

Pursuant to the terms of an employment agreement between DJO and Mr. Eklund, in order to compensate and make whole Mr. Eklund for certain cash and equity compensation and equity holdings that he forfeited by joining DJO, DJO agreed to pay Mr. Eklund guaranteed annual bonuses and a make-whole bonus. He was guaranteed the payment of a bonus for 2016 equal to his annual bonus target amount of $520,000, payable at the time the 2016 annual bonus is paid to other executive officers of DJO.  Mr. Eklund was also guaranteed payment of an annual bonus for 2017 of not less than $346,667, payable in accordance with the payment schedule for bonuses to other executive officers for fiscal year 2017.  DJO also agreed to pay Mr. Eklund a make-whole bonus of $1,000,000, payable in two equal installments, with the first payment made within 30 days after his start date, and the second payment made at such time as annual bonuses for 2016 are paid to other executives of the Company. Payment of the guaranteed bonuses and the make-whole bonus are subject to Mr. Eklund’s continued employment through the applicable payment date; provided, however, such amounts shall be paid to Mr. Eklund or his heirs in the event of his death, following a termination by the Company without “Cause” or following a “Constructive Termination” by Mr. Eklund (as both such terms are defined in the Eklund Employment Agreement).

Pursuant to the terms of an employment agreement between DJO and Mr. Tandy, Mr. Tandy was guaranteed payment of a full year’s worth of his Target Bonuses from his start date in May 2016, with payment of a pro rata portion of his Target Bonus for the portion of the second quarter he was employed following his start date, payment of the full quarterly Target Bonuses for the third and fourth quarters of 2016, and payment of a pro rata amount of his annual Target Bonus for the portion of the year he was employed in 2016.  Mr. Tandy is also guaranteed payment of the Target Bonus for the first quarter of 2017 and a pro rata portion of the 2017 second quarter and annual Target Bonuses through the anniversary of his start date.

Partial bonus payments of 25% of the Target Bonus for the applicable financial metric could be awarded for achieving the stated minimum thresholds for 2016 revenue, Adjusted EBITDA and Free Cash Flow for the applicable periods, with the bonus amount increasing linearly from 25% to 100% of the Target Bonus for performance between the threshold amount and the applicable financial target. As with prior bonus plans, the 2016 Bonus Plan also provided for a Supplemental Bonus based on full year performance pursuant to which the executive officers (other than Mr. Mogul) could earn an additional bonus of up to 100% of their applicable Target Bonus if the Company’s financial performance exceeded the applicable target by stated percentages for revenue, Adjusted EBITDA and Free Cash Flow (Maximum Bonus). Pursuant to his employment agreement, Mr. Mogul was eligible for a supplemental bonus of up to 50% of his base salary upon achievement of the same performance criteria for the Supplemental Bonus. As with prior bonus plans, the effects of foreign currency translation were excluded from the financial calculations under the 2016 Bonus Plan.

The Compensation Committee selected revenue, Adjusted EBITDA, and Free Cash Flow as the relevant Company-wide performance criteria for the 2016 Bonus Plan because the Compensation Committee believed that these criteria were consistent with the metrics by which the DJO Board measured the overall goals and long-term strategic direction for DJO in 2016. Further, these criteria were closely related to or reflective of DJO’s financial and operational improvements, growth and return to stockholders. Revenue growth was considered in 2016 to be a critical metric for enhancing the value of our Company. Adjusted EBITDA was and is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2016 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities. See definition of “Adjusted EBITDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Free Cash Flow was and is a critical measure and it reflects the Compensation Committee’s focus in 2016 on improving the Company’s cash flow. For certain of the business unit leaders, the Compensation Committee determined that it was appropriate that their Bonus Plans include components related to the revenue and Adjusted EBITDA for such leader’s business unit in order to incentivize him or her to achieve the goals of the applicable business unit.

The 2016 Bonus Plan provided for a minimum bonus of 25% of the applicable Target Bonus for 90.0%, 90.0% and 95.0% achievement of revenue, Adjusted EBITDA and Free Cash Flow targets, respectively, for the applicable periods for all participants other than the Presidents of DJO Surgical and DJO Consumer Businesses and 85.0%, 85.0% and 95.0%, respectively for the Presidents of the DJO Surgical and DJO Consumer Businesses (the “Threshold Bonus”), respectively. The revenue, Adjusted EBITDA and Free Cash Flow targets for earning quarterly bonuses were calculated on a year-to-date cumulative basis and no bonus for revenue performance would be paid for any quarter or year unless Adjusted EBITDA results for such period also showed growth over the comparable period in the prior year.

In establishing the specific financial performance goals for the 2016 Bonus Plan, the Compensation Committee set the annual overall revenue, Adjusted EBITDA and Free Cash Flow results targets for the Company to reflect 7.8%, 13.8% and 26.1% improvement over the 2015 revenue, Adjusted EBITDA and Free Cash Flow, respectively.

Results and Amounts Earned under 2016 Bonus Plan

As a result of the Company’s financial performance in 2016, for the NEOs and other executive officers other than Presidents of Business Units, 17% of the total annual Target Bonus was earned. No supplemental bonus amounts were earned in 2016.

For Mr. Shirley, former President of the Surgical Implant segment, as a result of the Surgical Implant segment’s financial performance in 2016, 37% of his total annual Target Bonus was earned.

For Mr. Ingel, President of the Bracing and Vascular segment, as a result of the Bracing and Vascular segment’s financial performance in 2016, 20% of his total annual Target Bonus was earned.

For Mr. Murphy, President of the International segment, as a result of the International segment’s financial performance in 2016, 28% of his total annual Target Bonus was earned.

For Ms. Wolfington, former President of the Recovery Sciences segment, as a result of the Recovery Sciences segment’s financial performance in 2016, partial quarterly bonuses of 80.5% and 88.0% of the quarterly Target Bonus for the revenue component of the Recovery Sciences segment were earned for the first and second quarters, respectively. Partial quarterly bonuses of 37.75% and 36.25% of the quarterly Target Bonus for the Adjusted EBITDA component of the Recovery Sciences segment were earned for the first and second quarters of 2016, respectively. A partial quarterly bonus of 47.5% of the Target Bonus for the Company Adjusted EBITDA component was earned for the first quarter. Quarterly bonuses of 100% and 100% of the quarterly Target Bonus for the Company Free Cash Flow component were earned for the first and second quarters, respectively. Ms. Wolfington’s employment terminated in October 2016 and she was not eligible for further bonus payments under the 2016 Bonus Plan.

Award of Discretionary Bonuses

On March 13, 2017, the Compensation Committee recognized the need to reward the extraordinary efforts of certain members of the management team in 2016 and also the need to provide additional retention incentives for such persons.  As a result, the Compensation Committee approved management’s recommendation for the payment of discretionary bonuses to the NEOs as follows: Mr. Shirley in the amount of $250,000, Mr. Ingel in the amount of $50,000 and Mr. Murphy in the amount of $70,000.  For the executive officers, the Compensation Committee required a “clawback” provision whereby the discretionary bonus was paid in 2017, but was not earned and will have to be repaid if the executive is terminated by the Company for cause or if the executive voluntarily terminates employment prior to January 1, 2018. The payment of these discretionary bonuses is reflected in the “Bonus” column of the Summary Compensation Table below.

Adoption of 2017 Bonus Plan

On March 13, 2017, the Compensation Committee approved the management incentive bonus plan for 2017 (the “2017 Bonus Plan”) for our NEOs and other executive officers. Under the 2017 Bonus Plan, each NEO (other than the CEO and the CFO) has an opportunity to earn a target bonus of up to 70% of such NEO’s annual base salary (the “Target Bonus”), with the possibility of earning an additional supplemental bonus of up to 50% of their annual base salary. Pursuant to their respective employment agreements, Mr. Shirley’s Target Bonus is 100% of his annual base salary, with the possibility of earning an additional supplemental bonus of up to 50% of his annual base salary, and Mr. Eklund’s Target Bonus is 80% of his annual base salary, with the possibility of earning an additional supplemental bonus of 80% of his annual base salary.

To emphasize the importance of improving DJO’s profitability and liquidity, the Compensation Committee modified the previous structure of the management bonus plan to focus solely on achievement of Adjusted EBITDA and free cash flow goals. The Compensation Committee also modified the bonus plan structure to eliminate quarterly bonus payments, resulting in a single annual payout of the Target Bonus. To further incentivize management, the Compensation Committee also authorized the exercise of discretion by the CEO to increase or decrease individual bonus awards for the executive officers by 50% of the calculated bonus, with the sum of all bonus payments to remain within the budgeted bonus payments.

Under the 2017 Bonus Plan, for Mr. Shirley, Mr. Eklund and Mr. Tandy, 50% of their Target Bonus is based on meeting the Company’s annual Adjusted EBITDA target and 50% of their Target Bonus is based on meeting the Company’s annual Total Free Cash Flow target. For Mr. Ingel and Mr. Murphy, and the Presidents of the Company’s other Business Units, 50% of their Target Bonus is based on meeting the annual Adjusted EBITDA target of their respective Business Units, 20% of their Target Bonus is based on meeting the Company’s annual Adjusted EBITDA target, and 30% of their Target Bonus is based on meeting the Company’s annual Total Free Cash Flow target.

Partial bonus payments of 25% of the Target Bonus for the applicable financial metric will be awarded for achieving a 90% minimum threshold for 2017 Adjusted EBITDA and Free Cash Flow, with the bonus amount increasing from 25% to 100% of the Target Bonus for performance between the threshold amount and the applicable financial target. The 2017 Bonus Plan also provides for a Supplemental Bonus pursuant to which the executive officers (other than Mr. Eklund) may earn an additional bonus of up to 50% of their applicable Target Bonus if the Company’s financial performance exceeds the applicable target by up to 20% for Adjusted EBITDA and Free Cash Flow. Pursuant to his employment agreement, Mr. Eklund is eligible for a supplemental bonus of up to 80% of his annual base salary upon achievement of the same performance criteria for the Supplemental Bonus. As with prior bonus plans, the effects of foreign currency translation are excluded from the financial calculations under the 2017 Bonus Plan. See definition of “Adjusted EBITDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Pursuant to the terms of the employment agreements with Mr. Eklund and Mr. Tandy, the payment of a portion of their bonuses for 2017 is guaranteed. For Mr. Eklund, he was guaranteed payment of an annual bonus of not less than $346,667, payable in accordance with the payment schedule for the quarterly and annual bonuses to other executive officers for fiscal year 2017.  For Mr. Tandy, as discussed above, he was guaranteed payment of a full year’s worth of his target bonuses from his start date in May 2016, which will result in payment of his target bonus for the first quarter of 2017 and a pro rata portion of the second quarter and annual target bonuses through the anniversary of his start date.

Equity Compensation Awards

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant options and the exercise price of the options granted. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options may be granted after November 20, 2017 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price of not less than the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Compensation Committee. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. Equity awards under the 2007 Plan may be in the form of options or other stock-based awards. Options can be either incentive stock options or non-qualified stock options. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2016, options for a total of 9,681,627 shares were outstanding.

2016 Option Grants. On February 17, 2016, the Compensation Committee approved the grant of options to Mr. Shirley (former President of DJO Surgical) to purchase 100,000 shares under the 2007 Plan. The Compensation Committee believed that the number of shares subject to this option grant was justified by the recent and anticipated performance of DJO Surgical. The option has a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was equal to the fair market value of our common stock on the date of grant. The options vest on achievement by Blackstone of a multiple of invested capital (MOIC) with respect to Blackstone’s aggregate investment in DJO’s capital stock following a liquidation of all or a portion of its investment in DJO’s capital stock.  These Options vest within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the Options are outstanding, then the unvested Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by the Blackstone, less 1.5 and the denominator of which is 0.75. For purposes of the discussion in this “Equity Compensation” section, this MOIC vesting condition is referred to as the “Linear MOIC Vesting” condition and the portion of the Options with the vesting condition is referred to as the “Linear MOIC Vesting Tranche.”

On July 20, 2016, in connection with the hiring of Mr. Tandy, the Compensation Committee approved the grant of an option to purchase 250,000 shares under the 2007 Plan. The option has a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was equal to the fair market value of our common stock on the date of grant. One-third of these options will vest in equal annual installments over five years, contingent on Mr. Tandy’s continued employment through each vesting date (“Time-Based Tranche”). The other two-thirds of the stock options will vest in accordance with the Linear MOIC Vesting conditions as described above.

On November 14, 2016, in connection with the promotion of Mr. Shirley and the hiring of Mr. Eklund, the Compensation Committee approved the grant of an option to purchase 450,000 shares under the 2007 Plan to each of Mr. Shirley and Mr. Eklund. The options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was equal to the fair market value of our common stock on the date of grant. One-third of these options will vest in accordance with the Time-Based Tranche. The other two-thirds of the stock options will vest in accordance with the Linear MOIC Vesting conditions as described above. Mr. Eklund was also granted 121,507 restricted stock units (“RSUs”) to be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a Change in Control.

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

On April 4, 2016, Mr. Murphy and Mr. Ingel employed the net exercise method to exercise DJO Management Rollover Options resulting in the purchase of 3,489 and 4,110 shares, respectively, of common stock for $12.91 per share. To compensate them for the shares cancelled in the net exercise, in connection with the exercise of their Rollover Options, in April 2016, we granted new fully vested options to purchase 26,908 and 26,129 shares under the 2007 Plan to Mr. Murphy and Mr. Ingel, respectively (the “2016 Vested Options”). The 2016 Vested Options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which was equal to the fair market value of our common stock on the date of grant.

Change in Control Provisions in Option Awards. All options in the Time-Based Tranche granted under the 2007 Plan contain change-in-control provisions that cause the options in the Time-Based Tranche to become immediately vested and exercisable upon the occurrence of a change-in-control if the optionee remains in continuous employment of the Company until the consummation of the change-in-control.

Employment Agreements with NEOs.

Employment Agreement with CEO

On November 14, 2016, we entered into an employment agreement with Mr. Shirley, whereby he became President and Chief Executive Officer of DJO. Under this agreement, he is entitled to receive an annual base salary of $750,000 and an annual bonus at a target rate of 100% of his base salary, contingent on DJO achieving target performance objectives established by the DJO Board. For the 2016 fiscal year, Mr. Shirley’s annual bonus will be calculated based on the formula applicable under DJO’s 2016 bonus plan to his prior position as President, DJO Surgical. Mr Shirley also agreed to purchase at least $500,000 in shares of DJO Common Stock at $16.46 per share, which purchase has been completed. Mr. Shirley was also granted options to acquire 450,000 shares of DJO Common Stock. Mr. Shirley’s Employment Agreement provides for a four-year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Shirley’s employment is terminated by DJO for Cause or if Mr. Shirley resigns other than as a result of a Constructive Termination (as such terms are defined in his Employment Agreement), then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Shirley’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Shirley’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, subject to his compliance with certain non-competition and confidentiality provisions, payment of an amount equal to 1.5 times the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in equal installments over 18 months, and continued coverage under DJO’s group health, life and disability plans for the lesser of 18 months or the date he receives comparable coverage from another employer. Amounts payable other than Accrued Rights are subject to Mr. Shirley providing a release of all claims against DJO. In the event that either party elects not to extend the employment term, then Mr. Shirley shall be entitled to receive the Accrued Rights.

Employment Agreement with COO/CFO

On August 25, 2016, DJO entered into an employment agreement with Mr. Eklund (Eklund Employment Agreement). Pursuant to the Eklund Employment Agreement, Mr. Eklund’s annual base salary will be $650,000. He is eligible to participate in DJO’s management bonus plan with an annual bonus target of 80% of his base salary and a maximum bonus target of 160% of base salary, contingent on the Company achieving target and maximum performance objectives established by DJO’s Board of Directors. Mr. Eklund was granted options to acquire 450,000 shares of DJO’s common stock with the terms described above in “2016 Grants”.

In order to compensate and make whole Mr. Eklund for certain cash and equity compensation and equity holdings that he forfeited by joining DJO, DJO agreed to pay Mr. Eklund a guaranteed annual bonus, a make-whole bonus and restricted stock units. For fiscal year 2016, Mr. Eklund was guaranteed payment of his annual bonus target amount of $520,000, payable at the time the 2016 annual bonus is paid to other DJO executive officers. For fiscal year 2017, Mr. Eklund is guaranteed an annual bonus of not less than $346,667, payable in accordance with the payment schedule for annual bonuses to other executive officers for fiscal year 2017. DJO also agreed to pay Mr. Eklund a make-whole bonus of $1,000,000, payable in two equal installments, with the first payment made within 30 days after his start date, and the second payment made at such time as annual bonuses for 2016 are paid to other DJO executives. Payment of the guaranteed bonuses and the make-whole bonus are subject to Mr. Eklund’s continued employment through the applicable payment date; provided, however, such amounts shall be paid to Mr. Eklund or his heirs in the event of his death, following a termination by DJO without “Cause” or following a “Constructive Termination” by Mr. Eklund (as both such terms are defined in the Eklund Employment Agreement). Mr. Eklund was also granted 121,507 restricted stock units (“RSUs”) to be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a Change in Control. Mr. Eklund also received a mortgage subsidy agreement which provides for payment of a 3% mortgage subsidy for the first year following his relocation to the Vista, California area, a 2% subsidy for the second year and a 1% subsidy for the third year.

The Eklund Employment Agreement provides for a two-year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Eklund’s employment is terminated by DJO for Cause or if Mr. Eklund resigns other than as a result of a Constructive Termination, then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Eklund’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Eklund’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, payment of an amount equal to the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in 12 equal monthly installments, and continued coverage under DJO’s group health, life and disability plans for the lesser of 12 months or the date he receives comparable coverage from another employer. If Mr. Eklund’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination and such termination occurs within 90 days before or 12 months after a Change of Control (as defined in the Employment Agreement), then he shall be entitled to the amounts described above, but the severance amount will be equal to 1.5 times the sum of his annual base salary plus his target annual bonus for the year of termination, and such amount shall be payable in 18 equal monthly installments, and his health, life and disability coverage shall be continued for 18 months. Amounts payable other than Accrued Rights are subject to Mr. Eklund’s providing a release of all claims against DJO. In the event that either party elects not to extend the employment term, then Mr. Eklund shall be entitled to receive the Accrued Rights.

Employment Agreement with Mr. Tandy

On May 16, 2016, we entered into an employment agreement with Mr.  Tandy, whereby he became Executive Vice President, General Counsel and Secretary of DJO. Under this agreement, he is entitled to receive an annual base salary of $400,000 and an annual bonus at a target rate of 70% of his base salary, and a maximum bonus target of 140% of base salary, contingent on DJO achieving target performance objectives established by the DJO Board. For fiscal year 2016, Mr. Tandy was guaranteed payment of a bonus of $175,000 representing a pro-rata portion of his target annual bonus for 2016, payable in three quarterly installments with the balance paid at the time the 2016 annual bonus is paid to other DJO executive officers. For fiscal year 2017, Mr. Tandy is guaranteed an annual bonus of not less than $105,000, payable in accordance with the payment schedule for bonuses to other executive officers for fiscal year 2017. Mr. Tandy was also granted options to acquire 250,000 shares of DJO Common Stock with the terms described above in “2016 Grants”.  Mr. Tandy also received a mortgage subsidy agreement which provides for payment of a 3% mortgage subsidy for the first year following his relocation to the Vista, California area, a 2% subsidy for the second year and a 1% subsidy for the third year (Mortgage Subsidy Agreement). Mr. Tandy’s Employment Agreement provides for a two year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Tandy’s employment is terminated by DJO for Cause or if Mr. Tandy resigns other than as a result of a Constructive Termination (as defined in his Employment Agreement), then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Tandy’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Tandy’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, subject to his compliance with certain non-competition and confidentiality provisions, payment of an amount equal to the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in equal installments over 12 months, and continued coverage under DJO’s group health, life and disability plans for the lesser of 12 months or the date he receives comparable coverage from another employer. If Mr. Tandy’s employment is terminated by DJO without Cause or he resigns as a result of a

Constructive Termination within 90 days before or 12 months after a change of control of DJO, then he will be entitled to receive 1.5 times the amount described in the preceding sentence and the length of coverage for the health, life and disability plans described above shall be 18 months.  Amounts payable other than Accrued Rights are subject to Mr. Tandy providing a release of all claims against DJO. In the event that either party elects not to extend the employment term, then Mr. Tandy shall be entitled to receive the Accrued Rights.

Severance, Separation and Retirement Agreements with NEOs

Mr. Murphy is party to a Severance Protection Agreement, entered into in 2011, which provides that if he is terminated by DJO without “cause” (as defined in the severance agreement) and for so long as he is in compliance with the restrictive covenants described below, he will be paid the following amounts: (a) a monthly payment equal to his monthly base salary for 12 months; (b) a monthly payment equal to one-twelfth of his target bonus amount under the annual bonus plan for the year of termination for the 12 month period; (c) a pro-rata share of any quarterly bonus for the quarter in which his employment is terminated plus a pro-rata share of the annual bonus that he would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 12 month period following such termination. In addition, the agreement provides that DJO will purchase any remaining Rollover Options held by him on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Rollover Options. Payment of the benefits under this agreement is contingent on compliance with a covenant not to compete against DJO and a covenant not to solicit customers or employees for 12 months. Such payments will not be made if his employment terminates due to death or disability. Receipt of severance under this agreement is conditioned upon receiving a full release of any claims from Mr. Murphy.

Mr. Mogul’s Employment Agreement, dated May 31, 2011, provided that he was entitled to the following if he was terminated by us without cause: (i) a pro rata portion of his annual bonus based on the percentage of the fiscal year which has elapsed, (ii) subject to Mr. Mogul’s compliance with certain non-competition and confidentiality provisions, an amount equal to 1.5 times his base salary plus 1.5 times his target bonus for the year of termination, payable in equal installments in accordance with our standard pay practices over a period of 18 months, and (iii) continued coverage under the Company’s benefit plans for up to 18 months. In connection with the termination of Mr. Mogul’s employment, DJO and Mr. Mogul entered into a Retirement Agreement and Amendment to Stock Option Agreements which provided for payment of the amounts described in the preceding sentence, the amendment of certain of his stock options to allow them to remain outstanding for the remainder of the original ten year terms of such options, and the repurchase of his 217,712 shares of DJO Common Stock for $16.46 per share, for a total of $3,600,000.  The Retirement Agreement provides that Mr. Mogul remains subject to the 18 month non-competition covenant and confidentiality, nondisparagement and intellectual property covenants contained in the Employment Agreement.  Receipt of payments under this agreement was conditioned upon Mr. Mogul providing a full release of any claims he might have against DJO. An incremental compensation expense was recorded to reflect the modification of Mr. Mogul’s options in the amount of $698,534.

Mr. Roberts was party to a Severance Protection Agreement entered into in 2011, pursuant to which he would be paid the following amounts upon a termination of his employment without cause: (a) a monthly payment equal to his monthly base salary for 12 months; (b) a monthly payment equal to one-twelfth of his target bonus amount under the management incentive bonus plan for the year of termination for the 12 month period, as applicable; (c) a pro-rata share of any quarterly bonus for the quarter in which his employment is terminated plus a pro-rata share of the annual bonus that he would have received for the year of termination but for the termination of employment; and (d) Company-paid COBRA benefits for the 12 month period, as applicable. In addition, the agreement provided that DJO would purchase any remaining Rollover Options held by him on the termination date at a price equal to the difference, if any, between the fair market value of the underlying common stock and the per share exercise price of the Rollover Options. In connection with Mr. Roberts’ retirement and the termination of his employment in May 2016, DJO and Mr. Roberts entered into a new Severance Agreement and Amendment to Stock Option Agreements which superseded the Severance Protection Agreement and which provided for a lump sum payment to Mr. Roberts of $500,000 within ten business days after the effective date of the agreement.  The Severance Agreement provides for confidentiality and nondisparagement covenants and restrictions on customer solicitation and interfering with employee relationships.  Payment of the benefits under this agreement was contingent on the provision of a full release. The new agreement also provided for the amendment of certain of Mr. Roberts’ stock options to allow them to remain outstanding for the remainder of the original ten year terms of such options.  An incremental compensation expense was recorded to reflect the modification of such options in the amount of $104,124.

In connection with the termination of Ms. Wolfington’s employment in October 2016, DJO and Ms. Wolfington entered into a Confidential Separation Agreement and General Release of All Claims (Separation Agreement) and an Amendment to Nonstatutory Stock Option Agreement (Option Amendment).  The Separation Agreement provided for (a) payment to Ms. Wolfington of $551,465.21, representing 12 months of base salary and full target bonus, payable in equal installments over 12 months, (b) a bonus payment of $25,000, (c) Company-paid COBRA benefits for the lesser of 12 months or the date she receives comparable coverage from another employer, and (d) a $7,500 payment for outplacement services.  The Separation Agreement provides for confidentiality and nondisparagement covenants and restrictions on customer solicitation and interfering with employee relationships.  Payment of the benefits under this agreement was contingent on the provision of a full release. The Option Amendment provided for the amendment of certain of Ms. Wolfington’s stock options to allow them to remain outstanding for the remainder of the original ten year terms of such options, conditioned upon her compliance with a noncompete covenant.  An incremental compensation expense was recorded to reflect the modification of such options in the amount of $158,144.

In connection with the termination of Ms. Crawford’s employment in May 2016, DJO and Ms. Crawford entered into a Confidential Separation Agreement (Separation Agreement) which provided for the lump sum payment of $250,000.  The Separation Agreement provides for confidentiality and nondisparagement covenants and restrictions on customer solicitation and interfering with employee relationships.  Payment of the benefits under this agreement was contingent on the provision of a full release.

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

Submitted by the Compensation Committee:
James Quella
J. Joel Hackney, Jr.
Julia Kahr

Summary Compensation Table

The following table sets forth summary information about the compensation during 2016, 2015 and 2014 for services rendered in all capacities by our Chief Executive Officer, our Chief Financial Officer, our former Chief Executive Officer, our former Chief Financial Officer, our former Principal Financial Officer and each of our three other most highly compensated executive officers as well as two additional highly compensated executive officers that terminated employment during 2016. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($) (2)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (13) ($)	Total ($)
Brady R. Shirley	2016	491,154	250,000	—	931,500	137,832	90,855	1,901,341
President, Chief Executive	2015	439,231	96,528	—	—	273,349	49,812	858,920
Officer and Director	2014	343,269	240,288	—	509,165	—	39,772	1,132,494

Michael P. Mogul (5)	2016	814,423	—	—	698,534	141,686	6,169,083	7,823,726
Former President, Chief Executive	2015	750,000	163,500	—	—	180,000	9,275	1,102,775
Officer and Director	2014	750,000	—	—	—	435,675	9,100	1,194,775

Michael C. Eklund (6)	2016	187,500	1,520,000	2,000,005	931,500	—	24,275	4,663,280
Chief Financial Officer and
Chief Operating Officer

Susan M. Crawford (7)	2016	198,077	—	—	—	28,993	259,275	486,345
Former Executive Vice President,	2015	510,673	77,929	—	—	85,793	9,275	683,670
Chief Financial Officer	2014	375,000	—	—	509,165	152,486	9,100	1,045,751

Bradley J. Tandy (8)	2016	246,154	175,000	—	495,831	—	123,154	1,040,139
Executive Vice President,
General Counsel and Secretary

Steven Ingel	2016	427,212	50,000	—	137,177	59,974	9,515	683,878
President, Global Bracing	2015	411,346	—	—	—	124,391	9,275	545,012
and Vascular	2014	334,674	—	—	—	186,246	9,100	530,020

Stephen J. Murphy (9)	2016	318,919	70,000	—	141,267	63,533	70,477	664,196
President, International Commercial Business	2015	439,231	96,528	—	—	273,349	49,812	858,920
	2014	343,269	240,288	—	509,165	—	39,772	1,132,494

Dianne Deuitch (10)	2016	284,423	—	—	—	24,446	8,174	317,043
Former Principal Financial Officer and
Former Principal Accounting Officer

Sharon Wolfington (11)	2016	346,923	—	—	158,144	48,885	606,038	1,159,990
Former President, Global	2015	435,673	—	—	—	50,015	9,275	494,963
Recovery Sciences	2014	425,000	—	—	—	172,818	39,156	636,974

Donald M. Roberts (12)	2016	128,635	—	—	104,124	18,828	509,657	761,244
Former Executive Vice President,	2015	331,565	—	—	111,308	106,300	9,275	558,448
General Counsel and Secretary	2014	324,450	—	—	—	131,931	9,100	465,481

(1)

The amounts in the “Bonus” column for 2016 for Mr. Shirley, Mr. Murphy and Mr. Ingel reflect discretionary bonuses that were awarded by the Compensation Committee to certain management participants in the 2016 Bonus Plan.  The amount in the “Bonus” column for 2016 for Mr. Eklund also reflects the guaranteed payment of his annual target bonus of $520,000 (80% of his base salary) and a “make-whole” bonus of $1,000,000, with $500,000 paid in November 2016 and $500,000 paid in March 2017.  The amount in the “Bonus” column for 2016 for Mr. Tandy reflects the guaranteed payment of one-half of his quarterly target bonus for the second quarter of 2016 (based on his May 16, 2016 employment start date), his full quarterly target bonuses for the third and fourth quarters of 2016 and a pro rated portion of his annual target bonus for 2016 based on his start date of May 16, 2016.
(2)

The amount shown in this column represents the aggregate grant date fair value of 121,507 restricted stock units (“RSUs”) awarded to Mr. Eklund on November 14, 2016 to be settled in shares of DJO common stock, computed in accordance with FASB ASC Topic 718.  These units vest 25% on each of the first four anniversary dates of his start date, contingent upon his continued employment with the Company. The fair value of the RSU award is estimated using the fair market value of our stock on the grant date ($16.46 per share).  We are required to reflect the total grant date fair value of this award in the year of award, rather than the portion of this amount that is recognized for financial statement reporting purposes in a given fiscal year.  This amount has not been paid to and may not correspond to the actual value that is ultimately realized by Mr. Eklund. See Note 14 of the notes to the audited consolidated financial statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value.

(3)

The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years, computed in accordance with FASB ASC Topic 718. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options. The amounts shown for the option awards for Mr. Shirley, Mr. Eklund, and Mr. Tandy reflect the grant date fair value of the Time-Based Tranche of options and the grant date fair value of $0 for the Linear MOIC Vesting Tranche of options. If the satisfaction of the performance conditions to the Linear MOIC Vesting Tranche of options was determined to be probable under applicable accounting principles, the aggregate grant date fair value of this award would have been $2,462,000, $1,863,000, and $1,487,500, respectively.  The amounts shown for Mr. Mogul, Ms. Wolfington and Mr. Roberts represent the incremental compensation expense recorded in connection with the modification of their options upon termination of their employment. See “Severance, Separation and Retirement Agreements with NEOs” in “Compensation Discussion and Analysis” above. The amounts for the option awards for Mr. Murphy and Mr. Ingel reflects the grant date fair value of the 2016 Vested Options. See “2016 Option Grants” in “Compensation Discussion and Analysis” above for a description of the terms of these options.

(4)	The amounts shown in this column include amounts earned in the respective year based on the results of the Bonus Plan, some of which was paid in the subsequent year.
(5)	Mr. Mogul resigned from his position of Chief Executive Officer and Director on November 14, 2016 and terminated employment with DJO on December 31, 2016.
(6)	Mr. Eklund commenced employment with the Company on September 12, 2016 as Chief Financial Officer and Chief Operating Officer.
(7)	Ms. Crawford retired from her position as Executive Vice President, Chief Financial Officer on April 4, 2016 and terminated employment with DJO on May 13, 2016.
(8)	Mr. Tandy commenced employment with the Company on May 16, 2016 as Executive Vice President, General Counsel and Secretary.
(9)

Mr. Murphy’s Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year, with the average exchange rate for fiscal year ending December 31, 2016 of $1.36.

(10)	Ms. Deuitch served as Principal Financial Officer from May 14, 2016 until September 12, 2016.
(11)	Ms. Wolfington resigned as President, Global Recovery Sciences on October 6, 2016.
(12)	Mr. Roberts resigned as Executive Vice President, General Counsel and Secretary on May 13, 2016.
(13)	The elements of All Other Compensation shown in this column for 2016 for each of the NEOs are set forth in the following table:

For the Year Ended December 31, 2016 (1)

	Mr. Shirley (2)	Mr. Eklund (3)	Mr. Mogul	Ms. Crawford	Mr. Tandy (4)	Mr. Murphy	Mr. Ingel	Ms. Wolfington	Mr. Roberts	Ms. Deuitch
Share repurchase	$—	$—	$3,600,000	$—	$—	$—	$—	$—	$—	$—
Severance	—	—	2,550,000	250,000				576,465	500,000
Relocation expenses	—	—	—	—	118,487	—	—	—	—	—
Housing Expenses	77,676	15,000	—	—	—	—	—	—
Company contributions to deferred compensation plans	9,275	9,275	9,275	9,275	4,667	48,693	9,275	9,275	7,084	8,174
Accrued Vacation	—	—	9,808	—	—	—	—	12,798	2,573	—
Vehicle allowance	—	—	—	—	—	14,206	—	—	—	—
Medical insurance, Life insurance and Income protection	—	—	—	—	—	7,578	—	—	—	—
Outplacement services	—	—	—	—	—	—	—	7,500	—	—
Other	3,904	—	—	—	—	—	240	—	—	—
Total	$90,855	$24,275	$6,169,083	$259,275	$123,154	$70,477	$9,515	$606,038	$509,657	$8,174

(1)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits.
(2)

The amount for “Housing Expenses” for Mr. Shirley represents the incremental cost to the Company of the costs of housing in Austin, Texas, the substantial majority of which was during the period when he was President of DJO Surgical.

(3)	The amount for “Housing Expenses” for Mr. Eklund represents incremental cost of DJO of the costs for housing in Vista, California.
(4)

The amount for “Relocation Expense” for Mr. Tandy represents the incremental cost to the Company of his relocation to Vista, California and mortgage subsidies as provided in his Mortgage Subsidy Agreement. See “Employment Agreement with Mr. Tandy” in “Employment Agreements with NEOs” in “Compensation Discussion and Analysis” above.

Grants of Plan-Based Awards in 2016

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold (2)($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/Share)	Option Awards ($)
Brady R. Shirley		70,000	280,000	560,000				—		—		—	—
	2/17/16	—	—	—	25,000	100,000	100,000	—		—		16.46	—
	11/14/16	—	—	—	75,000	300,000	300,000	—		150,000	(4)	16.46	931,500
Michael C. Eklund (5)	9/6/16	—	—	—				—		—		—	—
	11/14/16	—	—	—	75,000	300,000	300,000	—		150,000	(4)	16.46	698,534
	11/14/16	—	—	—				121,507	(7)	—		—	—
Bradley J. Tandy (6)	5/16/16	—	—	—				—		—		—	—
	7/20/16	—	—	—	55,555	166,667	166,667	—		83,333	(4)	16.46	495,831
Stephen J. Murphy		61,256	245,025	490,049				—		—		—	—
	4/4/16	—	—	—				—		26,908	(8)	16.46	104,124
Steven Ingel		76,125	304,500	609,000				—		—		—	—
	4/4/16	—	—	—				—		26,129	(8)	16.46	137,177
Dianne Deuitch		35,553	142,212	284,423				—		—		—	—
Michael P. Mogul (9)		212,500	850,000	1,275,000				—		—		—	—
Susan M. Crawford (10)		128,750	515,000	1,030,000				—		—		—	—
Sharon Wolfington (11)		77,000	308,000	616,000				—		—		—	—
Donald M. Roberts (12)		58,529	234,115	468,230				—		—		—	—

(1)

The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the Threshold, Target and Maximum Bonus potential under the 2016 Bonus Plan. See “Terms of 2016 Bonus Plan” in “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for more details.

(2)	The Threshold Bonus is calculated based on the minimum payout percentages of 25% of the Target Bonus based on achievement of the revenue target, Adjusted EBITDA target and Free Cash Flow targets.
(3)

The share amounts set forth in these rows under the column “Estimated Future Payouts under Equity Incentive Plan Awards” represent the Linear MOIC Vesting Tranches of the options granted to the applicable NEO on the dates indicated, with the “Threshold” amounts representing 25% of the Linear MOIC Vesting Tranche, the “Target” amount representing 100% of the Linear MOIC Vesting Tranche and the “Maximum” amount representing 100% of the Linear MOIC Vesting Tranche because no amounts can vest in excess of 100% of such Tranche. Vesting is contingent upon continued employment through the vesting date. These options have a term of ten years from the date of grant.  See “Equity Compensation Awards” in “Compensation Discussions and Analysis” above.

(4)

These options are part of the “Time-Based Tranche” of the options granted to the NEOs on the dates indicated, and will vest in equal annual installments over five years, contingent on the continued employment through each vesting date. These options have a term of ten years from the date of grant.  See “Equity Compensation Awards” in “Compensation Discussions and Analysis” above.

(5)

Mr. Eklund’s employment commenced on September 6, 2016. Under the terms of his Employment Agreement, he was guaranteed payment of his 2016 annual bonus. Because this bonus was guaranteed, the amounts are not included in this table.

(6)

Mr. Tandy’s employment commenced on May 16, 2016. Under the terms of his Employment Agreement, he was guaranteed payment of his 2016 annual bonus. Because this bonus was guaranteed, the amounts are not included in this table.

(7)

On November 14, 2016, DJO awarded Mr. Eklund 121,507 restricted stock units to be settled in shares of DJO’s common stock. The RSUs vest over four years, with 25% vesting on October 3, 2017 and an additional 25% vesting on each October 3 thereafter, contingent upon his continued employment with the Company on each vesting date.

(8)	These options have a term of 10 years from the date of grant. These options were fully vested on the date of grant.
(9)

Mr. Mogul resigned from his position of Chief Executive Officer and Director on November 14, 2016 and terminated employment with DJO on December 31, 2016.  Prior to his termination of employment, Mr. Mogul received quarterly bonus payments pursuant to the terms of the 2016 Bonus Plan.  Pursuant to his Retirement Agreement, dated November 14, 2016, he was paid a severance payment which included 1.5 times his target annual bonus payment for 2016.

(10)

Ms. Crawford retired from her position as Executive Vice President, Chief Financial Officer on April 4, 2016 and terminated employment with DJO on May 13, 2016. Prior to her termination of employment, Ms. Crawford received quarterly bonus payments pursuant to the terms of the 2016 Bonus Plan.

(11)

Ms. Wolfington resigned as President, Global Recovery Sciences on October 6, 2016. Prior to her termination of employment, Ms. Wolfington received quarterly bonus payments pursuant to the terms of the 2016 Bonus Plan.

(12)

Mr. Roberts resigned as Executive Vice President, General Counsel and Secretary on May 13, 2016. Prior to his termination of employment, Mr. Roberts received quarterly bonus payments pursuant to the terms of the 2016 Bonus Plan.  Pursuant to his Retirement Agreement, dated November 14, 2016, he was paid a severance payment, but no specific severance bonus payout.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2016.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Brady R. Shirley	33,334	(1)	49,999	(11)	166,667	(12)	16.46	4/24/2024	—	—	—	—
	—		—		100,000	(13)	16.46	2/17/2026	—	—	—	—
	—		150,000	(11)	300,000	(13)	16.46	11/14/2026	—	—	—	—
	33,334		199,999		566,667				—	—	—	—
Michael C. Eklund	—		150,000	(11)	300,000	(13)	16.46	11/14/2026	—	—	—	—
	—		—		—				121,507	2,000,005	—	—
	—		150,000		300,000
Michael P. Mogul	—		—		718,334	(14)	16.46	12/31/2017	—	—	—	—
	266,667	(2)	—		—		16.46	6/13/2021	—	—	—	—
	266,667		—		718,334
Susan M. Crawford	—		—		—		—	—	—	—	—	—
Bradley J. Tandy	—		83,333	(11)	166,667	(13)	16.46	7/20/2026
Stephen J. Murphy	36,634	(3)	—		—		16.46	5/11/2017	—	—	—	—
	83,284	(4)	—		74,119	(13)	16.46	2/21/2018	—	—	—	—
	7,372	(5)	—		12,531	(13)	16.46	12/9/2019	—	—	—	—
	—		—		100,000	(12)	16.46	2/16/2022	—	—	—	—
	6,103	(6)	—		—		16.46	12/5/2023	—	—	—	—
	18,791	(6)	—		—		16.46	12/8/2024	—	—	—	—
	26,908	(7)	—		—		16.46	4/4/2026	—	—	—	—
	179,092		—		186,650
Steven Ingel	27,475	(3)	—		—		16.46	5/11/2017	—	—	—	—
	9,365	(4)	—		8,333	(13)	16.46	2/21/2018	—	—	—	—
	8,660	(4)	—		9,117	(13)	16.46	8/13/2018	—	—	—	—
	—		—		40,000	(12)	16.46	2/16/2022	—	—	—	—
	—		—		125,000	(12)	16.46	7/31/2022	—	—	—	—
	26,129	(7)	—		—		16.46	4/4/2026	—	—	—	—
	71,629		—		182,450
Dianne Deuitch	6,668	(8)	9,999	(11)	33,333	(12)	16.46	10/23/2024	—	—	—	—
Sharon Wolfington	—		—		166,675	(15)	16.46	10/6/2017	—	—	—	—
	49,995	(9)	—		—		16.46	12/9/2025	—	—	—	—
	49,995		—		166,675
Donald M. Roberts	—		—		106,380	(16)	16.46	5/13/2017	—	—	—	—
	—		—		50,000	(18)	16.46	5/13/2017	—	—	—	—

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
	101,501	(4)(17)	—	—		16.46	2/21/2018	—	—	—	—
	13,556	(5)(17)	—	—		16.46	3/7/2019	—	—	—	—
	—		—	50,000	(18)	16.46	2/16/2022	—	—	—	—
	23,485	(10)(17)	—	—		16.46	12/5/2023	—	—	—	—
	21,121	(10)(17)	—	—		16.46	2/18/2025	—	—	—	—
	159,663		—	206,380

(1)

This amount reflects the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to Mr. Shirley on April 24, 2014 under the 2007 Plan. These options have a term of 10 years from the date of grant.

(2)

On June 13, 2011, Mr. Mogul was granted an option to purchase 800,000 shares under the 2007 Plan in connection with his commencement of employment. The amount above reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable. Pursuant to his Retirement Agreement, dated November 14, 2016, these vested options were amended to remain outstanding for the remainder of the original ten year term.

(3)	These amounts reflect the number of shares underlying the DJO Management Rollover Options which were fully vested upon issuance in connection with the DJO Merger.
(4)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that were vested and exercisable on December 31, 2016 which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying the Market Return Tranche (which, prior to the March 2010 option modification, was referred to as the Performance-Based Tranche) of options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009. These options have a term of ten years from the date of grant.

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

(6)

In December 2013 and December 2014, Mr. Murphy received an option to purchase 6,103 and 18,791 shares under the 2007 Plan, respectively, with a term of 10 years from the date of grant. The options were granted to employees who previously received the DJO Management Rollover Options, a portion of which were scheduled to expire in December 2013 and December 2014, respectively. These options were fully vested on the date of grant.

(7)

These options reflect the number of shares underlying the 2016 Vested Options which are fully vested. See “Management Rollover Options” in “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above.

(8)

This amount reflects the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 50,000 shares granted to Ms. Deuitch on October 23, 2014, in connection with the commencement of her employment. under the 2007 Plan. These options have a term of 10 years from the date of grant.

(9)

This amount reflects the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to Ms. Wolfington on July 24, 2013, in connection with the commencement of her employment. In connection with her termination of employment in October 2016, these vested options were amended to remain outstanding for the remainder of the original ten year term.

(10)

In December 2013 and February 2015, Mr. Roberts received an option to purchase 23,485 and 21,121 shares under the 2007 Plan, respectively, with a term of 10 years from the date of grant. The options were granted to employees who previously received the DJO Management Rollover Options, a portion of which were scheduled to expire in December 2013 and February 2015, respectively. These options were fully vested on the date of grant.

(11)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2014 to Mr. Shirley and Ms. Deuitch and in 2016 to Mr. Shirley, Mr. Eklund, and Mr. Tandy under the 2007 Plan. Twenty percent of the original Time-Based Tranche of Options vest on the following dates: Mr. Shirley’s 2014 options: April 24, 2017, April 24, 2018 and April 24, 2019; Ms. Deuitch: October 23, 2017, October 23, 2018 and October 23, 2019; Mr. Shirley’s and Mr. Eklund’s 2016 options: November 14, 2017, November 14, 2018, November 14, 2019, November 14, 2020 and November 14, 2021; Mr. Tandy: July 20, 2017, July 20, 2018, July 20, 2019, July 20, 2020.

(12)

These amounts reflect the number of shares underlying the Adjusted EBITDA Tranche of options granted to Mr. Shirley in 2014 that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(13)

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

(14)	As a result of the termination of his employment on November 14, 2016, these unvested options expire one year after termination of employment, or November 14, 2017.
(15)	As a result of the termination of her employment on October 6, 2016, these unvested options expire one year after termination of employment, or October 6, 2017.
(16)	As a result of the termination of his employment on May 13, 2016, these unvested options expire one year after termination of employment, or May 13, 2017.
(17)	Pursuant to the Retirement Agreement, dated May 13, 2016, with Mr. Roberts, these vested options were amended to remain outstanding for the remainder of the original ten year term.
(18)

Pursuant to the Retirement Agreement, dated May 13, 2016, with Mr. Roberts, 50,000 of these unvested options expire one year after termination of employment, or May 13, 2017, and 50,000 of these unvested options were amended to remain outstanding for the remainder of the original ten year term.

Option Exercises for 2016

The following table provides information regarding the amounts received by our NEOs as a result of exercises of stock options during the year ended December 31, 2016.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Stephen J. Murphy (1)	3,489	108,378
Steven Ingel (2)	4,110	108,378

(1)

Reflects the net exercise of Rollover Options owned by Mr. Murphy on April 2, 2016. The Value Realized on Exercise of these options is equal to the product of 30,529 gross shares exercised and the difference between $16.46 and the exercise price of $12.91 per share. The net number of shares issued is equal to 30,529 shares, less the sum of (i) the aggregate exercise price for the gross number of shares ($394,129.39) divided by $16.46, and (ii) the tax withholding amount ($50,938.00) divided by 16.46.

(2)

Reflects the net exercise of Rollover Options owned by Mr. Ingel on April 2, 2016. The Value Realized on Exercise of these options is equal to the product of 30,529 gross shares exercised and the difference between $16.46 and the exercise price of $12.91 per share. The net number of shares issued is equal to 30,529 shares, less the sum of (i) the aggregate exercise price for the gross number of shares ($394,129.39) divided by $16.46, and (ii) the tax withholding amount ($40,728) divided by 16.46.

Non-Qualified Deferred Compensation for 2016

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

The following table sets forth information for each of the NEO’s who participate or participated in DJO LLC’s non-qualified deferred compensation plan or in the U.K deferral plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Michael P. Mogul (1)	82,423	—	11,181	—	189,942
Bradley J. Tandy (1)	10,500	—	129	—	10,629
Stephen J. Murphy (2)	4,473	48,693	—	—	458,689
Donald M. Roberts (1)	10,682	—	(21,024)	470,633	—

(1)

Amounts deferred by Mr. Mogul, Mr. Tandy and Mr. Roberts under the Deferred Plan have been reported as 2016 compensation to Mr. Mogul, Mr. Tandy and Mr. Roberts, respectively,  in the “Salary” column in the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Roberts include amounts earned as compensation prior to the DJO Merger when Mr. Roberts was an executive officer of DJO Opco. Amounts included in aggregate earnings are not required to be included in Summary Compensation Table above.

(2)

Amounts under “Executive Contributions in Last FY” have been reported as 2016 compensation to Mr. Murphy in the “Salary” column in the Summary Compensation Table above. Amounts under “Registrant Contributions in Last FY” have been reported as 2016 compensation to Mr. Murphy in the “Other Compensation” column of the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources. Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above. The amounts for Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2016 of $1.36 per pound. The registrant is unable to determine the Aggregate Earnings in 2016 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

Mr. Shirley, Mr. Eklund, Mr. Tandy and Mr. Murphy are parties to agreements which contain severance provisions.

See “Employment Agreements with NEOs” and “Severance, Separation and Retirement Agreements with NEOs” in the “Compensation Discussion and Analysis” above for the terms of agreements which provide for payments upon termination or change-in-control, and such descriptions are incorporated herein by this reference.

None of the other NEOs have severance or employment agreements.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his or her employment were terminated “without cause” or if he or she resigned for “good reason” as of December 31, 2016. With regard to Mr. Mogul, Ms. Crawford, Ms. Wolfington and Mr. Roberts, whose employment terminated in 2016, the amounts shown below reflect the actual amounts paid or payable to such persons.

Name	Base Salary Payment	Bonus Payment	Health Benefits	Share repurchase	Value of Rollover Options	Total
Brady R. Shirley	$1,125,000	$1,125,000	$23,940	$—	$—	$2,273,940
Michael P. Mogul	1,275,000	1,275,000	33,767	3,600,000	—	6,183,767
Michael C. Eklund	975,000	780,000	33,767	—	—	1,788,767
Susan M. Crawford	250,000	28,993	—	—	—	278,993
Bradley J. Tandy	400,000	280,000	1,495	—	—	681,495
Stephen J. Murphy	350,035	245,025	7,578	—	123,091	725,729
Steven Ingel	—	—	—	—	—	—
Dianne Deuitch	—	—	—	—	—	—
Sharon Wolfington	440,000	100,465	14,221	—	—	554,686
Donald M. Roberts	500,000	18,828	—	—	—	518,828

The portion of any options granted to our executive officers and other members of management that contain a Time-Based Tranche contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the NEO remains in continuous employment of the Company until the consummation of the change-in-control. However, this change-in-control provision does not apply to the Adjusted EBITDA Tranche (as described above), the vesting of which requires the achievement of annual Adjusted EBITDA targets or the Linear MOIC Vesting Tranche (as described above), vesting of which requires the achievement of a minimum return on MOIC following a liquidation by Blackstone of all or a portion of its equity interest in DJO.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our non-employee directors on an annual basis. During 2016, our Board consisted of the following persons: Mike S. Zafirovski, Michael P. Mogul (until November 14, 2016), John R. Murphy, Julia Kahr, David N. Kestnbaum, Dr. Jacqueline Kosecoff, Ron Lawson, James Quella and Joel Hackney. Mr. Shirley was elected as a director to replace Mr. Mogul on November 14, 2016. Ms. Kahr and Mr. Kestnbaum are affiliated with Blackstone and are not compensated for serving as members of our Board. Mr. Mogul was our Chief Executive Officer and was not separately compensated for serving as a member of the Board. Mr. Shirley is currently our Chief Executive Officer and is not separately compensated for serving as a member of the Board.

The standard compensation package for directors who are not employed by, and who do not consult for, the Company or by any Blackstone-controlled entity (the “Eligible Directors”), consists of an annual fee of $80,000 for each such director, except as described below, and annual stock option grants valued at $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and the Chairman of the Compensation Committee receives an annual fee of $15,000.

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

In July 2016, Mr. Murphy agreed to provide additional accounting and financial consulting services to the Company during the transition following the retirement of Ms. Crawford as CFO in May 2016 and the hiring of Mr. Eklund in September 2016.  For these services, Mr. Murphy was paid a total of $165,000, in addition to his compensation as a director and Chairman of the Audit Committee, and was granted additional options to acquire 5,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest in equal installments of one-third per year over three years.

No separate compensation was paid to Mr. Mogul or Ms. Crawford for their services as Managers of DJOFL.

The following table sets forth the compensation earned by our non-employee directors for their services in 2016 (excluding Mr. Mogul, Ms. Kahr and Mr. Kestnbaum, who are not separately compensated as directors):

	Directors Compensation for 2016
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Joel Hackney	$80,000	$27,554	$107,554
Dr. Jacqueline Kosecoff	80,000	27,554	107,554
James R. Lawson	200,000	—	200,000
John R. Murphy	270,000	57,304	327,304
James Quella	200,000	—	200,000
Mike Zafirovski	400,000	—	400,000

(1)

Amounts shown for options awards reflect grant date fair value of options granted in 2016, in accordance with FASB ASC Topic 718. A discussion of the relevant assumptions used in the valuation is contained in Note 14 to the Consolidated Financial Statements. As of December 31, 2016, Mr. Hackney had 4,600 stock options outstanding (grant date fair value: 2016 grant: $27,554), Dr. Kosecoff had 9,200 stock options outstanding (grant date fair values: 2015 grant: $31,832, 2016 grant: $27,554), Mr. Lawson had 90,001 stock options outstanding (grant date fair value: 2012 grant: $614,000), Mr. Murphy had 28,000 stock options outstanding (grant date fair value: 2012 grant: $27,968, 2013 grant: $26,680, 2015 grant: $63,644, 2016 grant: $57,304), Mr. Quella had 90,001 stock options outstanding (grant date fair value: 2013 grant: $612,000), and Mr. Zafirovski had 273,391 stock options outstanding (grant date fair value: 2012 grant: $1,846,903).

Compensation Committee Interlocks and Insider Participation

During 2016, our Compensation Committee consisted of two designees of Blackstone, Ms. Kahr and Mr. Kestnbaum. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of March 15, 2017, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.72%
Directors and Executive Officers:
Brady Shirley
President, Chief Executive Officer and Director	30,377	50,001	*
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer	—	—	—
Bradley J. Tandy
Executive Vice President, General Counsel and Secretary	—	—	—
Stephen J. Murphy
President, International Commercial Business	31,591	179,092	*
Steven Ingel
President, Global Bracing and Vascular	4,110	71,630	*
Dianne Deuitch
Former Principal Financial Officer	—	6,668	*
Michael P. Mogul
Former President, Chief Executive Officer and Director	—	266,667	*
Susan M. Crawford
Former Chief Financial Officer and Treasurer	—	—	—
Donald M. Roberts
Former Executive Vice President, General Counsel and Secretary	19,714	159,653	*
Sharon Wolfington
Former President, Global Recovery Sciences	—	49,995	*
Mike S. Zafirovski
Chairman of the Board	60,753	101,256	*
Joel Hackney, Jr.
Director	—	1,534	*
Julia Kahr (4)
Director	—	—	—
David N. Kestnbaum (4)
Director	—	—	—
Dr. Jacqueline Kosecoff
Director	—	4,601	*
James R. Lawson
Director	60,753	33,334	*
John R. Murphy
Director	—	16,868	*
James Quella
Director	—	33,334	*
All Directors and executive officers as a group (14 persons)	187,584	524,984	1.43%

*	Less than 1%

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

(2)

Includes the number of shares that could be purchased by exercise of options on or within 60 days after March 15, 2017 under DJO’s stock option plan. For the NEOs, this number includes portion of the Time-Based Tranche that have vested or will vest in 60 days.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to the number of shares to be issued upon the exercise of outstanding stock options under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,681,627	$16.32	446,129

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2016 and 2015 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2016	2015
Audit fees (1)	$1,368,000	$2,285,406
Audit-related fees (2)	41,496	31,246
Tax Fees	—	—
All Other Fees	—	—

(1)

Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2016, audit fees included fees related to our our exit of the Empi business and our S-4 filing. In 2015, audit fees included fees related to our debt refinancing, our acquisition activity, and our exit of the Empi business.

(2)

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2016 and 2015 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

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

All audit fees and audit-related fees during 2016 were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.

The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2016 and 2015.
•	Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014.
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014.
•	Consolidated Statements of (Deficit) Equity for the Years Ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:
3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).
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

10.11*

Form of Amendment No. 2 to Nonstatutory Stock Option Agreement for options granted in 2012 (incorporated by reference to Exhibit 10.11 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.12*

Form of Amendment No. 1 to Amended and Restated Nonstatutory Stock Option Agreement (New Hires) for options granted in 2012 (incorporated by reference to Exhibit 10.12 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.13*

Form of Amendment No. 1 to Nonstatutory Stock Option Agreement for options granted in 2013 (incorporated by reference to Exhibit 10.13 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.14*

Form of Amendment No. 1 to Nonstatutory Stock Option Agreement (New Hires) for options granted in 2013 (incorporated by reference to Exhibit 10.14 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.15*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2014 (incorporated by reference to Exhibit 10.15 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.16*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2014 (incorporated by reference to Exhibit 10.16 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.17*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2015 (incorporated by reference to Exhibit 10.17 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.18*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires in 2015 (incorporated by reference to Exhibit 10.18 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

10.22*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted after August 2015 (incorporated by reference to Exhibit 10.22 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

10.23*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted to New Hires after August 2015 (incorporated by reference to Exhibit 10.23 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

10.28*	Employment Agreement, dated as of May 31, 2011, between DJO and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).
10.29*

Amendment to Employment Agreement, dated as of April 9, 2012, between DJO and Michael P. Mogul (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.30*

Employment Agreement, dated as of August 25, 2016, between DJO and Mike Eklund (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.31*

Form of Nonstatutory Stock Option Agreement between DJO and Mike Eklund (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.32*

Form of DJO Global, Inc. Restricted Stock Unit Agreement between DJO and Mike Eklund(incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.33*	Employment Agreement, dated as of November 14, 2016, between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.34*	Form of Nonstatutory Stock Option Agreement between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.35*	Form of Subscription Agreement between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.36*

Retirement Agreement and Amendment to Stock Option Agreements, dated as of November 14, 2016, between DJO and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).

10.37*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.38

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.39

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

10.41

Amended and Restated Transaction and Monitoring Fee Agreement, dated November 20, 2007, between DJO and Blackstone Management Partners V L.L.C. (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).

10.42

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Vista facility) (incorporated by reference to Exhibit 10.1 to DJO Opco’s Current Report on Form 8-K, filed on October 26, 2004).

10.43

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.44

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.45+	Lease, dated as of April 1, 2016, between Industrial Equities Group, LLC and DJO, LLC (New Brighton, MN Facility)
10.46

Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.47

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.48

Credit Agreement, dated as of May 7, 2015, among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.49

Security Agreement, dated as of May 7, 2015, among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.50

Credit Agreement, dated as of May 7, 2015, by and among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.3 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.51

Security Agreement, dated as of May 7, 2015, by and among DJOFL, as borrower, DJO Holdings, the other guarantors party thereto, the lenders party thereto and Macquarie US Trading LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.4 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.52

Second Lien Security Agreement, dated as of May 7, 2015, by and among DJOFL, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Second Lien Agent (incorporated by reference to Exhibit 4.7 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.53

Third Lien Security Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Third Lien Agent (incorporated by reference to Exhibit 4.9 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.54

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
101+

The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2016, (iv) the Consolidated Statements of (Deficit) Equity for each of the three years in the period ended December 31, 2016, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement

+filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Sales Discounts and Other Allowances
Balance as of December 31, 2013	$39,580
Provision	61,598
Write-offs, net of recoveries	(61,923)
Balance as of December 31, 2014	$39,255
Provision	72,723
Write-offs, net of recoveries	(68,630)
Balance as of December 31, 2015	$43,348
Provision	64,878
Write-offs, net of recoveries	(54,918)
Balance as of December 31, 2016	$53,308

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2017		DJO FINANCE LLC

	By:	/s/ Brady R. Shirley
Brady R. Shirley President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brady R. Shirley	President, Chief Executive Officer and Manager	March 15, 2017
Brady R. Shirley	(Principal Executive Officer)

/s/ Michael C. Eklund	Chief Financial Officer and Chief Operating Officer	March 15, 2017
Michael C. Eklund	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bradley J. Tandy	Executive Vice President, General Counsel,	March 15, 2017
Bradley J. Tandy	Secretary and Manager

/s/ David H. Smith	Senior Vice President, Tax & Treasury (Treasurer), and	March 15, 2017
David H. Smith	Manager