Form 10-Q
period 2017-04-01
DJO Finance LLC
filed 2017-05-11
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$55,000	$35,212
Accounts receivable, net	172,844	178,193
Inventories, net	152,329	151,557
Prepaid expenses and other current assets	20,849	23,650
Current assets of discontinued operations	511	511
Total current assets	401,533	389,123
Property and equipment, net	128,632	128,019
Goodwill	856,589	855,626
Intangible assets, net	653,427	672,134
Other assets	5,249	5,536
Total assets	$2,045,430	$2,050,438
Liabilities and Deficit
Current liabilities:
Accounts payable	$76,981	$63,822
Accrued interest	45,342	16,740
Current portion of debt obligations	10,550	10,550
Other current liabilities	111,015	113,265
Total current liabilities	243,888	204,377
Long-term debt obligations	2,385,619	2,392,238
Deferred tax liabilities, net	204,801	202,740
Other long-term liabilities	14,818	14,932
Total liabilities	$2,849,126	$2,814,287
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,597	844,294
Accumulated deficit	(1,619,611)	(1,579,642)
Accumulated other comprehensive loss	(28,014)	(30,580)
Total membership deficit	(806,028)	(765,928)
Noncontrolling interests	2,332	2,079
Total deficit	(803,696)	(763,849)
Total liabilities and deficit	$2,045,430	$2,050,438

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	April 1, 2017	April 1, 2016
Net sales	$288,389	$278,906
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,981 and $7,407 for three months ended April 1, 2017 and 2016, respectively)	119,569	118,083
Selling, general and administrative	134,162	121,929
Research and development	9,139	9,854
Amortization of intangible assets	18,845	19,578
	281,715	269,444
Operating income	6,674	9,462
Other (expense) income:
Interest expense, net	(42,687)	(42,270)
Other income, net	288	284
	(42,399)	(41,986)
Loss before income taxes	(35,725)	(32,524)
Income tax provision	(4,078)	(5,413)
Net loss from continuing operations	(39,803)	(37,937)
Net income (loss) from discontinued operations	58	(190)
Net loss	(39,745)	(38,127)
Net income attributable to noncontrolling interests	(224)	(193)
Net loss attributable to DJO Finance LLC	$(39,969)	$(38,320)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	April 1, 2017	April 1, 2016
Net loss	$(39,745)	$(38,127)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $(112) and $(277) for three months ended April 1, 2017 and 2016, respectively	1,749	5,608
Unrealized gain (loss) on cash flow hedges, net of tax provision of zero for the three months ended April 1, 2017 and 2016	846	(5,391)
Other comprehensive income	2,595	217
Comprehensive loss	(37,150)	(37,910)
Comprehensive income attributable to noncontrolling interests	(253)	(301)
Comprehensive loss attributable to DJO Finance LLC	$(37,403)	$(38,211)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2016	$844,294	$(1,579,642)	$(30,580)	$(765,928)	$2,079	$(763,849)
Net (loss) income	—	(39,969)	—	(39,969)	224	(39,745)
Repurchase of common stock	(3,600)			(3,600)	-	(3,600)
Investment by parent	500			500	-	500
Other comprehensive (loss) income, net of taxes	—	—	2,566	2,566	29	2,595
Stock-based compensation	454	—	—	454	—	454
Exercise of stock options	(51)	—	—	(51)	—	(51)
Balance at April 1, 2017	$841,597	$(1,619,611)	$(28,014)	$(806,028)	$2,332	$(803,696)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 1, 2017	April 1, 2016
Cash flows from operating activities:
Net loss	$(39,745)	$(38,127)
Net (income) loss from discontinued operations	(58)	190
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,929	10,324
Amortization of intangible assets	18,845	19,578
Amortization of debt issuance costs and non-cash interest expense	2,019	1,892
Stock-based compensation expense	454	205
Loss on disposal of assets, net	130	91
Deferred income tax expense	2,910	2,652
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	6,033	1,406
Inventories	(2,375)	1,577
Prepaid expenses and other assets	3,138	(3,296)
Accrued interest	28,602	22,748
Accounts payable and other current liabilities	7,741	(5,857)
Net cash provided by continuing operating activities	38,623	13,383
Net cash provided by (used in) discontinued operations	58	(7,720)
Net cash provided by operating activities	38,681	5,663
Cash flows from investing activities:
Purchases of property and equipment	(7,474)	(13,527)
Net cash used in investing activities from continuing operations	(7,474)	(13,527)
Cash flows from financing activities:
Proceeds from issuance of debt	—	6,000
Repayments of debt obligations	(8,638)	(10,275)
Repurchase of common stock	(3,600)	—
Investment by parent	500	—
Net cash used in financing activities	(11,738)	(4,275)
Effect of exchange rate changes on cash and cash equivalents	319	440
Net increase (decrease) in cash and cash equivalents	19,788	(11,699)
Cash and cash equivalents at the beginning of the period	35,212	48,943
Cash and cash equivalents at the end of the period	$55,000	$37,244

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,137	$17,674
Cash paid for taxes, net	$1,201	$1,351

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,080	$7,027

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

Basis of Presentation

We consolidate the results of operations of our 50% owned subsidiary, Medireha GmbH (Medireha), and reflect the 50% share of results not owned by us as non-controlling interests in our Unaudited Condensed Consolidated Statements of Operations. We maintain control of Medireha through certain rights that enable us to prohibit certain business activities that are not consistent with our plans for the business and provide us with exclusive distribution rights for products manufactured by Medireha.

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete annual financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first three months of 2017 had one less shipping day than in the first three months of 2016.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company has a team in place to analyze the impact of this accounting standards update across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and has plans to start drafting its accounting policies and evaluating the new disclosure requirements and the impact they will have on its business processes, controls and systems in 2017. The Company is still assessing the impact of adoption on our consolidated financial statements. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

In February 2016, the FASB issued an accounting standards update which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has a team in place to analyze the impact of this ASU which includes reviewing current lease contracts to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial plan to the audit committee which includes compiling an inventory of all of its current leases to assess the global impact of this update and developing tools for the tracking of and accounting for lease contracts. The Company is still assessing the impact of adoption on our consolidated financial statements.

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

2. DIVESTITURES

Discontinued Operations

For disposal transactions that occur on or after January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company has evaluated the quantitative and qualitative factors related to the disposal of the Empi business and concluded that those conditions for discontinued operations presentation have been met. For financial statement purposes, the Empi business financial results are reported within discontinued operations in the Unaudited Condensed Consolidated Financial Statements. The impact of these results is immaterial to the periods presented.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Three Months Ended
	April 1, 2017	April 1, 2016
Balance, beginning of period	$36,070	$32,893
Provision for doubtful accounts	5,349	5,036
Write-offs, net of recoveries	(11,049)	(4,562)
Balance, end of period	$30,370	$33,367

Our allowance for sales returns balance was $2.3 million and $3.0 million as of April 1, 2017 and 2016, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Components and raw materials	$16,838	$18,771
Work in process	5,725	8,373
Finished goods	130,759	126,974
Inventory held on consignment	36,637	35,751
	189,959	189,869
Inventory reserves	(37,630)	(38,312)
	$152,329	$151,557

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	April 1, 2017	April 1, 2016
Balance, beginning of period	$38,312	$22,042
Provision charged to costs of sales	264	1,446
Write-offs, net of recoveries	(946)	(1,358)
Balance, end of period	$37,630	$22,130

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 1, 2017 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$330,544	$1,112,632
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2016	422,258	101,001	1,823	330,544	855,626
Current Year Activity:
Foreign currency translation	—	—	—	963	963
Balance, end of period
Goodwill	483,258	249,601	49,229	331,507	1,113,595
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at April 1, 2017	$422,258	$101,001	$1,823	$331,507	$856,589

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

April 1, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,707	$(375,875)	$99,832
Patents and technology	446,758	(281,918)	164,840
Trademarks and trade names	29,710	(16,278)	13,432
Distributor contracts and relationships	4,790	(4,657)	133
Non-compete agreements	6,653	(6,368)	285
	$963,618	$(685,096)	278,522
Indefinite-lived intangible assets:
Trademarks and trade names			374,905
Net identifiable intangible assets			$653,427

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,280	$(364,582)	$110,698
Patents and technology	446,734	(274,914)	171,820
Trademarks and trade names	29,695	(15,543)	14,152
Distributor contracts and relationships	4,753	(4,486)	267
Non-compete agreements	6,604	(6,224)	380
	$963,066	$(665,749)	$297,317
Indefinite-lived intangible assets:
Trademarks and trade names			374,817
Net identifiable intangible assets			$672,134

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 4.0 years for customer relationships, 6.8 years for patents and technology, 2.0 years for distributor contracts and relationships, 5.7 years for trademarks and trade names, and 0.8 years for non-compete agreements. Based on our amortizable intangible asset balance as of April 1, 2017, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2017	$47,249
2018	57,866
2019	53,032
2020	37,061
2021	32,461
Thereafter	50,853
$278,522

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Accrued wages and related expenses	$27,779	$30,340
Accrued commissions	13,832	16,254
Accrued rebates	7,668	14,023
Accrued other taxes	4,229	2,926
Accrued professional expenses	4,042	3,593
Income taxes payable	41	231
Derivative liability	1,114	1,497
Other accrued liabilities	52,310	44,401
	$111,015	$113,265

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

Interest Rate Cap Agreements. We utilize interest rate caps to manage the risk of unfavorable movements in interest rates on a portion of our outstanding floating rate loan balances. Our interest rate cap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive income (loss) and reclassified into interest expense in our Unaudited Condensed Consolidated Statement of Operations in the period in which it affected income (loss).

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	April 1, 2017	December 31, 2016
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,114	$1,497
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	750	1,283

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of gain (loss)	April 1, 2017	April 1, 2016
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$295	$10

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended
	April 1, 2017	April 1, 2016
Interest rate cap agreements designated as cash flow hedges	$846	$(5,391)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of April 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$1,864	$—	$1,864

As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,780	$—	$2,780

9. DEBT

Debt obligations consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.5 million and $1.6 million as of April 1, 2017 and December 31, 2016, respectively	$74,484	$80,365
Term loan:
$1,039.2 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $11.2 million and $12.0 million as of April 1, 2017 and December 31, 2016, respectively	1,028,010	1,029,816
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $13.7 million and $14.4 million as of April 1, 2017 and December 31, 2016, respectively	1,001,311	1,000,649
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $6.1 million and $6.5 million as of April 1, 2017 and December 31, 2016, respectively	292,364	291,958
Total debt	2,396,169	2,402,788
Current maturities	(10,550)	(10,550)
Long-term debt	$2,385,619	$2,392,238

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

As of April 1, 2017, the market values of our Term Loan and drawings under the ABL Facility were $1,008.0 million and $76.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $76.0 million as of April 1, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of April 1, 2017 our weighted average interest rate for all borrowings under the Credit Facilities was 4.16%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of April 1, 2017, our actual first lien net leverage ratio was 4.24:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of April 1, 2017, we were in compliance with all applicable covenants.

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

As of April 1, 2017, the market value of the 8.125% Notes was $875.4 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of April 1, 2017, the market value of the 10.75% Notes was $243.3 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of April 1, 2017, we were in compliance with all applicable covenants.

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

Debt Issuance Costs

As of April 1, 2017 and December 31, 2016, we had $10.9 million and $11.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For each of the three months ended April 1, 2017 and 2016, amortization of debt issuance costs was $0.7 million. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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

For the three months ended April 1, 2017, we recorded income tax provision of $4.1 million on a pre-tax loss of $35.7 million, resulting in a negative effective tax rate of 11.4%. For the three months ended April 1, 2016, we recorded income tax provision of approximately $5.4 million on a pre-tax loss of $32.5 million, resulting in a negative effective tax rate of 16.6%.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $14.2 million on the deferred tax assets related to the net operating loss carryforwards generated in the three months ended April 1, 2017. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

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

At April 1, 2017, our gross unrecognized tax benefits were $15.9 million reflecting an increase of $1.4 million from the unrecognized amount of $14.5 million at December 31, 2016. As of April 1, 2017, we have $3.0 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.7 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of April 1, 2017, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.7 million, which, if recognized, would impact our effective tax rate in future periods.

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

In 2016, options were granted to employees following the net exercise of the options they received in 2007 in exchange for options that had previously been granted in DJO’s predecessor company (Rollover Options), which were scheduled to expire in 2016. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the three months ended April 1, 2017, the compensation committee granted 317,500 options to employees, of which 235,833 were Market Return Options and 81,667 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the three months ended April 1, 2017 was $6.12 and $6.60, respectively.

During the three months ended April 1, 2016, the compensation committee granted 438,000 options to employees, of which 377,832 were Market Return Options and 60,168 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and the Director Service Options granted during the three months ended April 1, 2016 was $5.99.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended
	April 1, 2017	April 1, 2016
Expected volatility	33.4%	33.3%
Risk-free interest rate	2.1%-2.2%	1.6%
Expected years until exercise	6.3-7.4	6.5
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	April 1, 2017	April 1, 2016
Cost of sales	$34	$30
Operating expenses:
Selling, general and administrative	420	172
Research and development	—	3
	$454	$205

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2017. Additionally, we have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2018 as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, during each of the periods presented above we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options.

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

12. MEMBERSHIP DEFICIT

During the three months ended April 1, 2017, DJO issued 6,140 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 53,425 shares of DJO’s common stock, from which we withheld 47,285 shares to cover $0.8 million of aggregate option exercise price and income tax withholdings and issued the remaining 6,140 shares.

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

14. COMMITMENTS AND CONTINGENCIES

California Qui Tam Action

On October 11, 2013, we were served with a summons and complaint related to a qui tam action filed in U.S. District Court in Los Angeles, California in August 2012 and amended in December 2012 that names us as a defendant along with each of the other companies that manufactures and sells external bone growth stimulators for spinal applications. The case is captioned United States of America, et al.ex re. Doris Modglin and Russ Milko, v. DJO Global, Inc., DJO, LLC, DJO Finance LLC, Orthofix, Inc., Biomet, Inc., and EBI, LP., Case No. CV12-7152-MMM (JCGx) (C.D. Cal.). The plaintiffs, or relators, allege that the defendants have violated federal and state false claim acts by seeking reimbursement for bone growth stimulators for uses outside of the FDA approved indications for use for such products. The plaintiffs are seeking treble damages alleged to have been sustained by the United States and the states, penalties and attorney’s fees and costs. The federal government and all of the named states have declined to intervene in this case. We filed a motion to dismiss the second amended complaint, which motion was granted with leave to amend. Relators then filed a third amended complaint and we filed a motion to dismiss the third amended complaint and that motion has been granted without leave to amend as to the federal false claim act allegations. The District Court declined jurisdiction over the remaining state claims. Relators then appealed the decision to the US Court of Appeals for the Ninth Circuit. On February 27, 2017, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the second amended complaint by the District Court.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company is cooperating with the U.S. Attorney’s Office in Minnesota (USAO), which is handling the investigation of issues related to the subpoena. We have produced responsive documents to the USAO and are fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to the final outcome of the investigation or that any consequences will not have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. The Company's accrued expenses for this matter are included within other current liabilities on the Unaudited Condensed Consolidated Balance Sheets.  Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

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

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended April 1, 2017 and April 1, 2016, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014 we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and on-line. The bracing and vascular products sold through the channel will principally be sold under the DonJoy Performance, Bell-Horn and Dr. Comfort brands.

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

Surgical Implant Segment

Our Surgical Implant segment, which generates its revenues in the United States, develops, manufactures and markets a wide variety of knee, hip, shoulder and elbow implant products that serve the orthopedic reconstructive joint implant market.

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

	Three Months Ended
	April 1, 2017	April 1, 2016
Net sales:
Bracing and Vascular	$122,053	$124,216
Recovery Sciences	38,503	36,575
Surgical Implant	49,592	43,050
International	78,241	75,065
	$288,389	$278,906
Operating income:
Bracing and Vascular	$21,007	$20,534
Recovery Sciences	8,907	6,445
Surgical Implant	8,140	7,229
International	13,610	8,989
Expenses not allocated to segments and eliminations	(44,990)	(33,735)
	$6,674	$9,462

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended
	April 1, 2017	April 1, 2016
Net sales:
United States	$210,148	$203,841
Other Europe, Middle East and Africa	38,041	36,459
Germany	21,357	21,003
Australia and Asia Pacific	10,843	10,002
Canada	5,942	5,737
Latin America	2,058	1,864
	$288,389	$278,906

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,879	$4,016	$19,105	$—	$55,000
Accounts receivable, net	—	125,346	47,498	—	172,844
Inventories, net	—	124,490	41,899	(14,060)	152,329
Prepaid expenses and other current assets	9	14,819	6,021	—	20,849
Current assets of discontinued operations	—	511	—	—	511
Total current assets	31,888	269,182	114,523	(14,060)	401,533
Property and equipment, net	—	115,042	13,630	(40)	128,632
Goodwill	—	791,006	95,485	(29,902)	856,589
Intangible assets, net	—	644,354	9,073	—	653,427
Investment in subsidiaries	1,297,699	1,677,336	49,594	(3,024,629)	—
Intercompany receivables	307,751	—	—	(307,751)	—
Other non-current assets	—	2,730	2,521	(2)	5,249
Total assets	$1,637,338	$3,499,650	$284,826	$(3,376,384)	$2,045,430
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$65,276	$11,705	$—	$76,981
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	46,447	84,100	25,810	—	156,357
Total current liabilities	56,997	149,376	37,515	—	243,888
Long-term debt obligations	2,385,619	—	—	—	2,385,619
Deferred tax liabilities, net	—	201,157	3,644	—	204,801
Intercompany payables, net	—	257,694	128,358	(386,052)	—
Other long-term liabilities	750	13,824	244	—	14,818
Total liabilities	2,443,366	622,051	169,761	(386,052)	2,849,126
Noncontrolling interests	—	—	2,332	—	2,332
Total membership (deficit) equity	(806,028)	2,877,599	112,733	(2,990,332)	(806,028)
Total liabilities and (deficit) equity	$1,637,338	$3,499,650	$284,826	$(3,376,384)	$2,045,430

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$247,472	$83,758	$(42,841)	$288,389
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,981)	—	91,806	75,928	(48,165)	119,569
Selling, general and administrative	—	111,167	22,995	—	134,162
Research and development	—	8,323	816	—	9,139
Amortization of intangible assets	—	18,526	319	—	18,845
	—	229,822	100,058	(48,165)	281,715
Operating income (loss)	—	17,650	(16,300)	5,324	6,674
Other (expense) income:
Interest (expense) income, net	(42,721)	41	(7)	—	(42,687)
Other (expense) income, net	—	(7,088)	7,376	—	288
Intercompany (expense) income, net	—	(453)	539	(86)	—
Equity in income (loss) of subsidiaries, net	2,752	—	—	(2,752)	—
	(39,969)	(7,500)	7,908	(2,838)	(42,399)
(Loss) income before income taxes	(39,969)	10,150	(8,392)	2,486	(35,725)
Income tax provision	—	(3,134)	(944)	—	(4,078)
Net (loss) income from continuing operations	(39,969)	7,016	(9,336)	2,486	(39,803)
Net income from discontinued operations	—	58	—	—	58
Net (loss) income	(39,969)	7,074	(9,336)	2,486	(39,745)
Net income attributable to noncontrolling interests	—	—	(224)	—	(224)
Net (loss) income attributable to DJOFL	$(39,969)	$7,074	$(9,560)	$2,486	$(39,969)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(39,969)	$7,074	$(9,336)	$2,486	$(39,745)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $112	—	—	1,749	—	1,749
Unrealized gain on cash flow hedges, net of tax provision of zero	846	—	—	—	846
Other comprehensive income	846	—	1,749	—	2,595
Comprehensive (loss) income	(39,123)	7,074	(7,587)	2,486	(37,150)
Comprehensive income attributable to noncontrolling interests	—	—	(253)	—	(253)
Comprehensive (loss) income attributable to DJO Finance LLC	$(39,123)	$7,074	$(7,840)	$2,486	$(37,403)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(39,969)	$7,074	$(9,336)	$2,486	$(39,745)
Net income from discontinued operations		(58)			$(58)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	9,737	1,199	(7)	10,929
Amortization of intangible assets	—	18,526	319	—	18,845
Amortization of debt issuance costs and non-cash interest expense	2,019	—	—	—	2,019
Stock-based compensation expense	—	454	—	—	454
Gain on disposal of assets, net	—	56	74	—	130
Deferred income tax expense	—	3,140	(230)	—	2,910
Equity in (loss) income of subsidiaries, net	(2,752)	—	—	2,752	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	8,835	(2,802)	—	6,033
Inventories	—	(1,713)	6,184	(6,846)	(2,375)
Prepaid expenses and other assets	31	2,294	117	696	3,138
Accounts payable and other current liabilities	28,537	11,598	(2,456)	(1,336)	36,343
Net cash (used in) provided by continuing operating activities	(12,134)	59,943	(6,931)	(2,255)	38,623
Net cash provided by discontinued operations	—	58	—	—	58
Net cash (used in) provided by operating activities	(12,134)	60,001	(6,931)	(2,255)	38,681
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(6,769)	(705)	—	(7,474)
Net cash used in investing activities from continuing operations	—	(6,769)	(705)	—	(7,474)
Cash Flows From Financing Activities:
Intercompany	39,933	(48,844)	6,656	2,255	—
Proceeds from issuance of debt	—	—	—	—	—
Repayments of debt obligations	(8,638)	—	—	—	(8,638)
Repurchase of common stock	(3,600)	—	—	—	(3,600)
Investment by parent	500	—	—	—	500
Net cash provided by (used in) financing activities	28,195	(48,844)	6,656	2,255	(11,738)
Effect of exchange rate changes on cash and cash equivalents	—	—	319	—	319
Net (decrease) increase in cash and cash equivalents	16,061	4,388	(661)	—	19,788
Cash and cash equivalents, beginning of year	15,818	(372)	19,766	—	35,212
Cash and cash equivalents, end of year	$31,879	$4,016	$19,105	$—	$55,000

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,818	$(372)	$19,766	$—	$35,212
Accounts receivable, net	—	134,182	44,011	—	178,193
Inventories, net	—	123,217	28,192	148	151,557
Prepaid expenses and other current assets	41	16,875	6,734	—	23,650
Current assets of discontinued operations	0	511	—	—	511
Total current assets	15,859	274,413	98,703	148	389,123
Property and equipment, net	—	114,073	13,993	(47)	128,019
Goodwill	—	791,005	94,154	(29,533)	855,626
Intangible assets, net	—	662,880	9,254	—	672,134
Investment in subsidiaries	1,297,698	1,680,893	48,923	(3,027,514)	—
Intercompany receivables	345,539	—	—	(345,539)	—
Other non-current assets	—	3,086	2,450	—	5,536
Non current assets of discontinued operations	—	—	—	—	—
Total assets	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$54,628	$9,194	$—	$63,822
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	18,224	80,389	31,392	—	130,005
Total current liabilities	28,774	135,017	40,586	—	204,377
Long-term debt obligations	2,392,238	—	—	—	2,392,238
Deferred tax liabilities, net	—	198,920	3,820	—	202,740
Intercompany payables, net	—	301,456	121,350	(422,806)	—
Other long-term liabilities	1,283	13,365	284	—	14,932
Total liabilities	2,422,295	648,758	166,040	(422,806)	2,814,287
Noncontrolling interests	—	—	2,079	—	2,079
Total membership (deficit) equity	(763,199)	2,877,592	99,358	(2,979,679)	(765,928)
Total liabilities and (deficit) equity	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$243,660	$75,495	$(40,249)	$278,906
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,407)	—	94,841	64,394	(41,152)	118,083
Selling, general and administrative	—	97,810	24,119	—	121,929
Research and development	—	8,881	973	—	9,854
Amortization of intangible assets	—	19,147	431	—	19,578
	—	220,679	89,917	(41,152)	269,444
Operating income (loss)	—	22,981	(14,422)	903	9,462
Other (expense) income:
Interest (expense) income, net	(42,283)	20	(7)	—	(42,270)
Other expense, net	—	(8,020)	8,304	—	284
Intercompany (expense) income, net	—	363	118	(481)	—
Equity in income of subsidiaries, net	3,962	—	—	(3,962)	—
	(38,321)	(7,637)	8,415	(4,443)	(41,986)
(Loss) income before income taxes	(38,321)	15,344	(6,007)	(3,540)	(32,524)
Income tax provision	—	(4,407)	(1,006)	—	(5,413)
Net (loss) income from continuing operations	(38,321)	10,937	(7,013)	(3,540)	(37,937)
Net loss from discontinued operations	—	(190)	—	—	(190)
Net (loss) income	(38,321)	10,747	(7,013)	(3,540)	(38,127)
Net income attributable to noncontrolling interests	—	—	(193)	—	(193)
Net (loss) income attributable to DJOFL	$(38,321)	$10,747	$(7,206)	$(3,540)	$(38,320)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(38,321)	$10,747	$(7,013)	$(3,540)	$(38,127)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $277	—	—	5,608	—	5,608
Unrealized loss on cash flow hedges, net of tax provision of zero	(5,391)	—	—	—	(5,391)
Other comprehensive loss	(5,391)	—	5,608	—	217
Comprehensive (loss) income	(43,712)	10,747	(1,405)	(3,540)	(37,910)
Comprehensive income attributable to noncontrolling interests	—	—	(301)	—	(301)
Comprehensive (loss) income attributable to DJO Finance LLC	$(43,712)	$10,747	$(1,706)	$(3,540)	$(38,211)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(38,321)	$10,747	$(7,013)	$(3,540)	$(38,127)
Net loss from discontinued operations	—	190	—	—	190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	9,123	1,214	(13)	10,324
Amortization of intangible assets	—	19,147	431	—	19,578
Amortization of debt issuance costs and non-cash interest expense	1,892	—	—	—	1,892
Stock-based compensation expense	—	205	—	—	205
Loss on modification and extinguishment of debt	—	—	—	—	—
Gain on disposal of assets, net	—	17	75	(1)	91
Deferred income tax expense (benefit)	—	2,917	(265)	—	2,652
Equity in income (loss) of subsidiaries, net	(3,962)	—	—	3,962	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,287	(1,881)	—	1,406
Inventories	—	4,066	(1,275)	(1,214)	1,577
Prepaid expenses and other assets	1,345	(4,351)	(1,055)	765	(3,296)
Accounts payable and other current liabilities	21,377	(1,951)	(1,636)	(899)	16,891
Net cash (used in) provided by continuing operating activities	(17,669)	43,397	(11,405)	(940)	13,383
Net cash used in discontinued operations	—	(7,720)	—	—	(7,720)
Net cash (used in) provided by operating activities	(17,669)	35,677	(11,405)	(940)	5,663
Cash Flows from Investing Activities:
Cash paid in connection with acquisition, net of cash acquired	—	—	—	—	—
Purchases of property and equipment	—	(12,445)	(1,081)	(1)	(13,527)
Net cash (used in) provided by investing activities from continuing operations	—	(12,445)	(1,081)	(1)	(13,527)
Cash Flows from Financing Activities:
Intercompany	6,245	(22,071)	14,885	941	—
Proceeds from issuance of debt	6,000	—	—	—	6,000
Repayments of debt	(10,275)	—	—	—	(10,275)
Net cash provided by (used in) financing activities	1,970	(22,071)	14,885	941	(4,275)
Effect of exchange rate changes on cash and cash equivalents	—	—	440	—	440
Net increase in cash and cash equivalents	(15,699)	1,161	2,839	—	(11,699)
Cash and cash equivalents at beginning of period	29,673	160	19,110	—	48,943
Cash and cash equivalents at end of period	$13,974	$1,321	$21,949	$—	$37,244

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2017 describes these important risk factors that may affect our business, financial condition, results of operation, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

	Three Months Ended
($ in thousands)	April 1, 2017	April 1, 2016
Bracing and Vascular:
Net sales	$122,053	$124,216
Operating income	21,007	20,534
Operating income as a percent of net segment sales	17.2%	16.5%
Recovery Sciences:
Net sales	$38,503	$36,575
Operating income	8,907	6,445
Operating income as a percent of net segment sales	23.1%	17.6%
Surgical Implant:
Net sales	$49,592	$43,050
Operating income	8,140	7,229
Operating income as a percent of net segment sales	16.4%	16.8%
International:
Net sales	$78,241	$75,065
Operating income	13,610	8,989
Operating income as a percent of net segment sales	17.4%	12.0%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	April 1, 2017		April 1, 2016
Net sales	$288,389	100.0%	$278,906	100.0%
Costs and operating expenses:
Cost of sales (1)	119,569	41.5	118,083	42.3
Selling, general and administrative	134,162	46.5	121,929	43.7
Research and development	9,139	3.2	9,854	3.5
Amortization of intangible assets	18,845	6.5	19,578	7.0
	281,715	97.7	269,444	96.5
Operating income	6,674	2.3	9,462	3.5
Other (expense) income:
Interest expense, net	(42,687)	(14.8)	(42,270)	(15.2)
Other income, net	288	0.1	284	0.1
	(42,399)	(14.7)	(41,986)	(15.1)
Loss before income taxes	(35,725)	(12.4)	(32,524)	(11.6)
Income tax provision	(4,078)	(1.4)	(5,413)	(1.9)
Net loss from continuing operations	(39,803)	(13.8)	(37,937)	(13.5)
Net income (loss) from discontinued operations	58	—	(190)	(0.1)
Net loss	(39,745)	(13.8)	(38,127)	(13.6)
Net income attributable to noncontrolling interests	(224)	(0.1)	(193)	(0.1)
Net loss attributable to DJO Finance LLC	$(39,969)	(13.9)%	$(38,320)	(13.7)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $6,981 and $7,407 for the three months ended April 1, 2017 and 2016, respectively.

Three Months Ended April 1, 2017 (first quarter 2016) compared to Three Months Ended April 1, 2016 (first quarter 2016)

Net Sales. Net sales for first quarter 2017 increased 3.4% to $288.4 million, compared to net sales of $278.9 million for first quarter 2016. The increase was primarily driven by our Surgical Implant and International segments. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $1.9 million, net sales increased 4.1% for the first quarter 2017.

The following table sets forth our net sales by operating segment ($ in thousands):

	First Quarter 2017	% of Net Sales	First Quarter 2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$122,053	42.3%	$124,216	44.5%	$(2,163)	(1.7)%
Recovery Sciences	38,503	13.4	36,575	13.1	1,928	5.3
Surgical Implant	49,592	17.2	43,050	15.5	6,542	15.2
International	78,241	27.1	75,065	26.9	3,176	4.2
Total net sales	$288,389	100.0%	$278,906	100.0%	$9,483	3.4%

Net sales in our Bracing and Vascular segment were $122.1 million for first quarter 2017, a decrease of 1.7% from net sales of $124.2 million for first quarter 2016. The decrease was primarily due to lower sales of our deep vein thrombosis, Aircast and Procare products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our OfficeCare channel and direct consumer products.

Net sales in our Recovery Sciences segment were $38.5 million for first quarter 2017, an increase of 5.3% from net sales of $36.6 million for first quarter 2016. The increase was driven by strong sales of consumer retail Compex muscle stimulator devices as well as clinic electrotherapy devices.

Net sales in our Surgical Implant segment were $49.6 million for first quarter 2017, an increase of 15.2% from net sales of $43.1 million for first quarter 2016. The segment had strong organic growth in shoulder, hip and knee products due to new product introductions and new accounts.

Net sales in our International segment were $78.2 million for first quarter 2017, an increase of 4.2% from net sales of $75.1 million for first quarter 2016. In constant currency, excluding an unfavorable impact of $1.9 million related to changes in foreign exchange rates in effect during first quarter 2017 compared to first quarter 2016, net sales increased 6.8%. Growth was driven by stronger sales in direct markets, primarily Australia, France and Spain.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 41.5% for first quarter 2017, compared to 42.3% for first quarter 2016 mainly due to a mix between and within the reporting segments as well as a favorable impact of foreign exchange rates. In constant currency, excluding a favorable impact of $1.7 million related to changes in foreign exchange rates in effect during first quarter 2017 compared to first quarter 2016, cost of sales as a percentage of net sales would have been relatively flat at 42.1%.

Selling, General and Administrative (SG&A). SG&A expenses increased to $134.2 million for first quarter 2017, from $121.9 million in first quarter 2016. As a percentage of net sales, SG&A expenses increased to 46.5% for first quarter 2017 from 43.7% for first quarter 2016 mainly due to business transformation expenses as well as increased executive compensation costs driven by our CEO and CFO transitions.

Research and Development (R&D). R&D expenses were $9.1 million for first quarter 2017, compared to $9.9 million in first quarter 2016. As a percentage of net sales, R&D expenses remained relatively flat at 3.2% for first quarter 2017 compared to 3.5% for first quarter 2016.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $18.8 million for first quarter 2017, from $19.6 million for first quarter 2016. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $42.7 million for first quarter 2017 compared to $42.3 million for first quarter 2016. The increase was due to a higher balance on our senior secured credit facilities for first quarter 2017 compared to first quarter 2016.

Other Income, Net. Other income, net, remained consistent at $0.3 million for first quarter 2017 and 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For first quarter 2017, we recorded an income tax provision of $4.1 million on a pre-tax loss of $35.7 million, resulting in a negative effective tax rate of 11.4%. For first quarter 2016, we recorded a tax provision of $5.4 million on pre-tax losses of $32.5 million, resulting in a negative effective tax rate of 16.6%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.1 million was recognized for first quarter 2017. Net loss from discontinued operations was $0.2 million for first quarter of 2016.

Liquidity and Capital Resources

As of April 1, 2017, our primary sources of liquidity consisted of cash and cash equivalents totaling $55.0 million and our $150.0 million ABL Facility, of which $67.8 million was available. Our revolving loan balance under our ABL Facility was $76.0 million as of April 1, 2017 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy. Working capital at April 1, 2017 was $157.6 million.

We believe that our existing cash, plus the amounts we expect to generate from operations, amounts we expect to generate from receivables and instrument financing and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Credit Facilities (as defined below), there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Credit Facilities.

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

Cash Flows

Operating activities from continuing operations provided $38.6 million and $13.4 million of cash for first quarter 2017 and 2016, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The change in working capital accounts is primarily attributable to accounts receivable, inventories, and accrued interest and accounts payable.  For first quarter 2017 and 2016, cash paid for interest was $12.1 million and $17.7 million, respectively.

Investing activities from continuing operations used $7.5 million and $13.5 million of cash for first quarter 2017 and 2016, respectively. Cash used in investing activities for first quarter 2017 and 2016 was for purchases of property and consigned surgical instruments to support growth, vascular system pumps used as rental units, IT automation technology, and manufacturing equipment for new products and more efficient production.

Financing activities used cash of $11.7 million and $4.3 million in first quarter 2017 and 2016, respectively. Cash provided by financing activities in first quarter 2017 and 2016 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2017 cash used in financing activities consisted of payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $32.5 million, was as follows for April 1, 2017 (in thousands):

	April 1, 2017		December 31, 2016
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$76,000	$74,484	$82,000	$80,365
Term loans	1,039,175	1,028,010	1,041,813	1,029,816
	1,115,175	1,102,494	1,123,813	1,110,181
Notes:
8.125% second lien notes due 2021	1,015,000	1,001,311	1,015,000	1,000,649
10.75% third lien notes due 2020	298,471	292,364	298,471	291,958
	1,313,471	1,293,675	1,313,471	1,292,607
Total indebtedness	$2,428,646	$2,396,169	$2,437,284	$2,402,788

Credit Facilities.

Our credit facilities at April 1, 2017 consisted of $1,039.2 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $76.0 million at April 1, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.

Notes. Assuming we are in compliance with the terms of the indentures governing our 8.125% Notes and 10.75% Notes we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the Notes.

See Note 9 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of April 1, 2017, our actual first lien net leverage ratio was 4.24:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended April 1, 2017 was 1.49:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three months ended April 1, 2017 and 2016 and the twelve months ended April 1, 2017 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	April 1,	April 1,
	2017	2016	2017
Net loss attributable to DJO Finance LLC	$(39,969)	$(38,320)	$(287,952)
(Income) loss from discontinued operations, net	(58)	190	(1,386)
Interest expense, net	42,687	42,270	170,498
Income tax provision	4,078	5,413	(8,188)
Depreciation and amortization	29,774	29,902	117,764
Non-cash charges (a)	571	399	182,571
Non-recurring and integration charges (b)	18,389	7,332	59,732
Other adjustment items (c)	1,769	1,728	10,594
	57,241	48,914	243,633
Permitted pro forma adjustments applicable to the twelve month period only (d)
Future cost savings			6,242
Adjusted EBITDA	$57,241	$48,914	$249,875

(a)	Non-cash items are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	April 1,	April 1,
	2017	2016	2017
Stock compensation expense	$454	$205	$3,437
Loss on disposal of fixed assets and assets held for sale, net	117	107	959
Impairment of goodwill (1)	—	—	160,000
Inventory adjustments (2)	—	—	18,013
Purchase accounting adjustments (3)	—	87	162
Total non-cash charges	$571	$399	$182,571

(1)

Impairment of goodwill and intangible assets for the twelve months ended April 1, 2017 consisted of a goodwill impairment charge of $99.0 million and $61.0 million related to the CMF and Vascular reporting units, respectively. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

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

(3)	Purchase accounting adjustments consisted of amortization of fair market value inventory adjustments for all periods presented.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	April 1,	April 1,
	2017	2016	2017
Restructuring and reorganization	$15,796	$1,993	$30,641
Acquisition related expenses and integration (1)	302	3,325	7,327
Executive transition	—	—	4,856
Litigation and regulatory costs and settlements, net (2)	2,102	2,014	16,650
IT automation projects	189	—	258
Total non-recurring and integration charges	$18,389	$7,332	$59,732

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended April 1, 2017, litigation and regulatory costs consisted of $2.6 million in litigation costs related to ongoing product liability issues and $14.1 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	April 1,	April 1,	April 1,
	2017	2016	2017
Blackstone monitoring fees	$1,750	$1,750	$7,000
Non-controlling interests	224	193	654
Other (1)	(205)	(215)	2,940
Total other adjustment items	$1,769	$1,728	$10,594

(1)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings related to the exit of our Empi business and the restructuring of our Recovery Sciences segment.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Commitments

There have been no material changes outside the normal course of business in our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of April 1, 2017, we have $1,313.5 million of aggregate fixed rate notes and $1,115.2 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the three months ended April 1, 2017 by $1.4 million. As of April 1, 2017, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 0.94% as of April 1, 2017. Accordingly, a hypothetical 100 basis point increase in the LIBOR rate during the three months ended April 1, 2017 would have increased the rate applicable to our variable debt by 0.94%.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the three months ended April 1, 2017, sales denominated in foreign currencies accounted for 24.3% of our consolidated net sales, of which 17.0% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations. There have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 15, 2017. There have been no material changes to the risk factors disclosed in such Form 10-K.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended April 1, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 1, 2017 and 2016, (iv) the Unaudited Consolidated Statement of Deficit for the three months ended April 1, 2017 and 2016, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and 2016 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 10, 2017	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer