Form 10-Q
period 2017-07-01
DJO Finance LLC
filed 2017-08-11
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

As of August 10, 2017, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,197	$35,212
Accounts receivable, net	170,057	178,193
Inventories, net	148,585	151,557
Prepaid expenses and other current assets	21,300	23,650
Current assets of discontinued operations	511	511
Total current assets	375,650	389,123
Property and equipment, net	133,889	128,019
Goodwill	860,597	855,626
Intangible assets, net	637,989	672,134
Other assets	5,137	5,536
Total assets	$2,013,262	$2,050,438
Liabilities and Deficit
Current liabilities:
Accounts payable	$93,514	$63,822
Accrued interest	12,934	16,740
Current portion of debt obligations	12,557	10,550
Other current liabilities	124,227	113,265
Total current liabilities	243,232	204,377
Long-term debt obligations	2,381,701	2,392,238
Deferred tax liabilities, net	208,213	202,740
Other long-term liabilities	15,744	14,932
Total liabilities	$2,848,890	$2,814,287
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,424	844,294
Accumulated deficit	(1,653,994)	(1,579,642)
Accumulated other comprehensive loss	(24,622)	(30,580)
Total membership deficit	(837,192)	(765,928)
Noncontrolling interests	1,564	2,079
Total deficit	(835,628)	(763,849)
Total liabilities and deficit	$2,013,262	$2,050,438

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Net sales	$294,746	$292,852	$583,135	$571,758
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,980 and $13,961 and $7,080 and $14,487 for three and six months ended July 1, 2017 and 2016, respectively)	124,885	120,474	244,454	238,557
Selling, general and administrative	135,739	121,627	269,901	243,556
Research and development	9,063	10,122	18,202	19,976
Amortization of intangible assets	16,016	19,085	34,861	38,663
	285,703	271,308	567,418	540,752
Operating income	9,043	21,544	15,717	31,006
Other (expense) income:
Interest expense, net	(43,068)	(42,396)	(85,755)	(84,666)
Other income, net	896	468	1,184	752
	(42,172)	(41,928)	(84,571)	(83,914)
Loss before income taxes	(33,129)	(20,384)	(68,854)	(52,908)
Income tax provision	(1,095)	(3,577)	(5,173)	(8,990)
Net loss from continuing operations	(34,224)	(23,961)	(74,027)	(61,898)
Net income from discontinued operations	47	855	105	665
Net loss	(34,177)	(23,106)	(73,922)	(61,233)
Net income attributable to noncontrolling interests	(206)	(169)	(430)	(362)
Net loss attributable to DJO Finance LLC	$(34,383)	$(23,275)	$(74,352)	$(61,595)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Net loss	$(34,177)	$(23,106)	$(73,922)	$(61,233)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) benefit of $(4,080) and $(4,192) and $111 and $(166) for the three and six months ended July 1, 2017 and 2016, respectively	3,204	(8,458)	4,953	(2,850)
Unrealized (loss) gain on cash flow hedges, net of tax provision of $21 thousand for the three and six months ended July 1, 2017 and Zero for the three and six months ended July 1, 2016, respectively	(786)	(2,651)	60	(8,042)
Other comprehensive income (loss)	2,418	(11,109)	5,013	(10,892)
Comprehensive loss	(31,759)	(34,215)	(68,909)	(72,125)
Comprehensive income (loss) attributable to noncontrolling interests	768	(101)	515	(402)
Comprehensive loss attributable to DJO Finance LLC	$(30,991)	$(34,316)	$(68,394)	$(72,527)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2016	$844,294	$(1,579,642)	$(30,580)	$(765,928)	$2,079	$(763,849)
Net (loss) income	—	(74,352)	—	(74,352)	430	(73,922)
Repurchase of common stock	(3,600)	—	—	(3,600)	—	(3,600)
Investment by parent	500	—	—	500	—	500
Other comprehensive (loss) income, net of taxes	—	—	5,958	5,958	(945)	5,013
Stock-based compensation	846	—	—	846	—	846
Exercise of stock options	(616)	—	—	(616)	—	(616)
Balance at July 1, 2017	$841,424	$(1,653,994)	$(24,622)	$(837,192)	$1,564	$(835,628)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 1, 2017	July 1, 2016
Cash flows from operating activities:
Net loss	$(73,922)	$(61,233)
Net income from discontinued operations	(105)	(665)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	21,855	20,513
Amortization of intangible assets	34,861	38,663
Amortization of debt issuance costs and non-cash interest expense	4,073	3,815
Stock-based compensation expense	846	1,521
Loss on disposal of assets, net	279	530
Deferred income tax expense	2,084	3,812
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	11,179	(4,209)
Inventories	2,364	(5,650)
Prepaid expenses and other assets	3,080	(637)
Accrued interest	(3,806)	(5,937)
Accounts payable and other current liabilities	35,307	(1,082)
Net cash provided by (used in) continuing operating activities	38,095	(10,559)
Net cash provided by (used in) discontinued operations	105	(8,853)
Net cash provided by (used in) operating activities	38,200	(19,412)
Cash flows from investing activities:
Purchases of property and equipment	(22,434)	(33,007)
Proceeds from disposition of assets	—	700
Net cash used in investing activities from continuing operations	(22,434)	(32,307)
Cash flows from financing activities:
Proceeds from issuance of debt	35,556	63,000
Repayments of debt obligations	(48,275)	(18,913)
Repurchase of common stock	(3,600)	—
Investment by parent	500	—
Dividend paid to minority interests	(1,102)	—
Net cash (used in) provided by financing activities	(16,921)	44,087
Effect of exchange rate changes on cash and cash equivalents	1,140	388
Net increase (decrease) in cash and cash equivalents	(15)	(7,244)
Cash and cash equivalents at the beginning of the period	35,212	48,943
Cash and cash equivalents at the end of the period	$35,197	$41,699

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,448	$86,793
Cash paid for taxes, net	$2,027	$2,684

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,530	$4,234

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

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first half of 2017 had one less shipping day than the first half of 2016.

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

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Six Months Ended
	July 1, 2017	July 1, 2016
Balance, beginning of period	$36,070	$32,893
Provision for doubtful accounts	10,533	11,861
Write-offs, net of recoveries	(17,137)	(11,495)
Balance, end of period	$29,466	$33,259

Our allowance for sales returns balance was $2.3 million and $3.1 million as of July 1, 2017 and 2016, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Components and raw materials	$50,559	$52,977
Work in process	6,922	8,374
Finished goods	87,684	92,299
Inventory held on consignment	35,270	36,219
	180,435	189,869
Inventory reserves	(31,850)	(38,312)
	$148,585	$151,557

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	July 1, 2017	July 1, 2016
Balance, beginning of period	$38,312	$22,042
Provision charged to costs of sales	2,550	4,922
Write-offs, net of recoveries	(9,012)	(4,124)
Balance, end of period	$31,850	$22,840

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 1, 2017 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$330,544	$1,112,632
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2016	422,258	101,001	1,823	330,544	855,626
Current Year Activity:
Foreign currency translation	—	—	—	4,971	4,971
Balance, end of period
Goodwill	483,258	249,601	49,229	335,515	1,117,603
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at July 1, 2017	$422,258	$101,001	$1,823	$335,515	$860,597

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$477,018	$(385,189)	$91,829
Patents and technology	446,846	(288,986)	157,860
Trademarks and trade names	29,790	(17,074)	12,716
Distributor contracts and relationships	4,794	(4,684)	110
Non-compete agreements	6,699	(6,509)	190
	$965,147	$(702,442)	262,705
Indefinite-lived intangible assets:
Trademarks and trade names			375,284
Net identifiable intangible assets			$637,989

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,280	$(364,582)	$110,698
Patents and technology	446,734	(274,914)	171,820
Trademarks and trade names	29,695	(15,543)	14,152
Distributor contracts and relationships	4,753	(4,486)	267
Non-compete agreements	6,604	(6,224)	380
	$963,066	$(665,749)	$297,317
Indefinite-lived intangible assets:
Trademarks and trade names			374,817
Net identifiable intangible assets			$672,134

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 3.8 years for customer relationships, 6.6 years for patents and technology, 1.9 years for distributor contracts and relationships, 5.5 years for trademarks and trade names, and 0.5 years for non-compete agreements. Based on our amortizable intangible asset balance as of July 1, 2017, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2017	$31,265
2018	57,938
2019	53,048
2020	37,077
2021	32,476
Thereafter	50,901
$262,705

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Accrued wages and related expenses	$37,523	$30,340
Accrued commissions	13,846	16,254
Accrued rebates	7,065	14,023
Accrued other taxes	4,755	2,926
Accrued professional expenses	4,755	3,593
Income taxes payable	69	231
Derivative liability	1,109	1,497
Other accrued liabilities	55,105	44,401
	$124,227	$113,265

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

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	July 1, 2017	December 31, 2016
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,109	$1,497
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	1,612	1,283
		$2,721	$2,780

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$410	$65	$705	$75

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Interest rate cap agreements designated as cash flow hedges	$(786)	$(2,651)	$60	$(8,042)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of July 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,721	$—	$2,721

As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,780	$—	$2,780

9. DEBT

Debt obligations consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.4 million and $1.6 million as of July 1, 2017 and December 31, 2016, respectively	$66,604	$80,365
Term loan:
$1,036.5 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $10.3 million and $12.0 million as of July 1, 2017 and December 31, 2016, respectively	1,026,211	1,029,816
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $13 million and $14.4 million as of July 1, 2017 and December 31, 2016, respectively	1,001,987	1,000,649
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $5.7 million and $6.5 million as of July 1, 2017 and December 31, 2016, respectively	292,783	291,958
Other Debt	6,673	—
Total debt	2,394,258	2,402,788
Current maturities	(12,557)	(10,550)
Long-term debt	$2,381,701	$2,392,238

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

As of July 1, 2017, the market values of our Term Loan and drawings under the ABL Facility were $1,023.6 million and $68.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $68.0 million as of July 1, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of July 1, 2017 our weighted average interest rate for all borrowings under the Credit Facilities was 4.43%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of July 1, 2017, our actual first lien net leverage ratio was 4.13:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of July 1, 2017, we were in compliance with all applicable covenants.

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

As of July 1, 2017, the market value of the 8.125% Notes was $945.2 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of July 1, 2017, the market value of the 10.75% Notes was $252.2 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Other debt

On June 6, 2017, we entered into new a loan at our French subsidiary. The loan provides for borrowings of €6.0 million and is subject to customary borrowing conditions. We are required to make principal repayments under the loan in monthly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one-month interest period plus 0.4%.

Debt Issuance Costs

As of July 1, 2017 and December 31, 2016, we had $10.1 million and $11.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For the three and six months ended July 1, 2017 and July 1, 2016, amortization of debt issuance costs was $0.8 million and $1.5 million and $0.7 million and $1.4 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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

For the three and six months ended July 1, 2017, we recorded income tax provision of $1.1 million and $5.2 million on pre-tax losses of $33.1 million and $68.9 million, resulting in negative effective tax rates of 3.3% and 7.5%, respectively. For the three and six months ended July 1, 2016 , we recorded income tax provision of approximately $3.6 million and $9.0 million on pre-tax losses of $20.4 million and $52.9 million, resulting in a negative effective tax rates of 17.5% and 17.0%, respectively.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $16.6 million and $32.1 million on the deferred tax assets related to the net operating loss carryforwards generated in the three and six months ended July 1, 2017. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

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

At July 1, 2017, our gross unrecognized tax benefits were $16.0 million reflecting an increase of $1.5 million from the unrecognized amount of $14.5 million at December 31, 2016. As of July 1, 2017, we have $3.1 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.8 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of July 1, 2017, we have unrecognized various foreign and U.S. state tax benefits of approximately $5.8 million, which, if recognized, would impact our effective tax rate in future periods.

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

Stock-Based Compensation

During the six months ended July 1, 2017, the compensation committee granted 615,000 options to employees, of which 467,500 were Market Return Options and 147,500 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the six months ended July 1, 2017 was $6.10 and $6.59, respectively.

During the six months ended July 1, 2016, the compensation committee granted 667,818 options to employees, of which 426,998 were Market Return Options, 66,002 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options, Director Service Options and Vested Options granted during the six months ended July 1, 2016 was $5.99, $5.99, and $5.25, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Expected volatility	33.4%	33.3%	33.4%	33.3%
Risk-free interest rate	2.0%	1.2%-1.5%	2.0-2.2%	1.2%-1.6%
Expected years until exercise	6.3	5.2-6.6	6.3-7.4	5.2-6.6
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Cost of sales	$29	$31	$62	$61
Operating expenses:
Selling, general and administrative	361	1,146	782	1,318
Research and development	2	139	2	142
	$392	$1,316	$846	$1,521

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

12. MEMBERSHIP DEFICIT

During the six months ended July 1, 2017, DJO issued 45,774 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 416,206 shares of DJO’s common stock, from which we withheld 370,432 shares to cover $6.1 million of aggregate option exercise price and income tax withholdings and issued the remaining 45,774 shares.

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

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended July 1, 2017 and July 1, 2016, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Net sales:
Bracing and Vascular	$126,415	$131,751	$248,468	$255,967
Recovery Sciences	38,774	38,449	77,277	75,024
Surgical Implant	49,991	42,575	99,583	85,625
International	79,566	80,077	157,807	155,142
	$294,746	$292,852	$583,135	$571,758
Operating income:
Bracing and Vascular	$24,225	$29,072	$45,232	$49,606
Recovery Sciences	10,709	8,056	19,616	14,501
Surgical Implant	10,062	6,053	18,202	13,282
International	13,509	14,653	27,119	23,642
Expenses not allocated to segments and eliminations	(49,462)	(36,290)	(94,452)	(70,025)
	$9,043	$21,544	$15,717	$31,006

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Net sales:
United States	$215,180	$212,775	$425,328	$416,616
Other Europe, Middle East and Africa	38,301	38,057	76,341	74,516
Germany	20,673	21,960	42,031	42,963
Australia and Asia Pacific	11,921	11,400	22,764	21,402
Canada	6,418	6,697	12,360	12,434
Latin America	2,253	1,963	4,311	3,827
	$294,746	$292,852	$583,135	$571,758

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,101	$4,106	$12,990	$—	$35,197
Accounts receivable, net	—	124,074	45,983	—	170,057
Inventories, net	—	117,329	33,203	(1,947)	148,585
Deferred tax assets, net	—	—	—	—	—
Prepaid expenses and other current assets	103	14,170	7,026	1	21,300
Current assets of discontinued operations	—	511	—	—	511
Total current assets	18,204	260,190	99,202	(1,946)	375,650
Property and equipment, net	—	120,033	13,894	(38)	133,889
Goodwill	—	791,005	100,766	(31,174)	860,597
Intangible assets, net	—	628,633	9,356	—	637,989
Investment in subsidiaries	1,297,699	1,677,336	53,060	(3,028,095)	—
Intercompany receivables	250,135	—	—	(250,135)	—
Other non-current assets	—	2,545	2,595	(3)	5,137
Total assets	$1,566,038	$3,479,742	$278,873	$(3,311,391)	$2,013,262
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$81,092	$12,422	$—	$93,514
Current portion of debt obligations	10,550	—	2,007	—	12,557
Other current liabilities	14,033	94,014	29,116	(2)	137,161
Total current liabilities	24,583	175,106	43,545	(2)	243,232
Long-term debt obligations	2,377,035	—	4,666	—	2,381,701
Deferred tax liabilities, net	—	204,009	4,204	—	208,213
Intercompany payables, net	—	205,147	109,909	(315,056)	—
Other long-term liabilities	1,612	13,951	181	—	15,744
Total liabilities	2,403,230	598,213	162,505	(315,058)	2,848,890
Noncontrolling interests	—	—	1,564	—	1,564
Total membership (deficit) equity	(837,192)	2,881,529	114,804	(2,996,333)	(837,192)
Total liabilities and (deficit) equity	$1,566,038	$3,479,742	$278,873	$(3,311,391)	$2,013,262

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$249,021	$82,199	$(36,474)	$294,746
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,980)	—	96,622	77,009	(48,746)	124,885
Selling, general and administrative	—	111,048	24,691	—	135,739
Research and development	—	8,190	873	—	9,063
Amortization of intangible assets	—	15,721	295	—	16,016
	—	231,581	102,868	(48,746)	285,703
Operating income (loss)	—	17,440	(20,669)	12,272	9,043
Other (expense) income:
Interest (expense) income, net	(43,082)	39	(25)	—	(43,068)
Loss on modification and extinguishment of debt
Other (expense) income, net	—	(11,200)	12,096	—	896
Intercompany income (expense), net	—	742	(584)	(158)	—
Equity in income (loss) of subsidiaries, net	8,699	—	—	(8,699)	—
	(34,383)	(10,419)	11,487	(8,857)	(42,172)

(Loss) income before income taxes	(34,383)	7,021	(9,182)	3,415	(33,129)
Income tax provision	—	(282)	(813)	—	(1,095)
Net (loss) income from continuing operations	(34,383)	6,739	(9,995)	3,415	(34,224)
Net income from discontinued operations	—	47	—	—	47
Net (loss) income	(34,383)	6,786	(9,995)	3,415	(34,177)
Net income attributable to noncontrolling interests	—	—	(206)	—	(206)
Net (loss) income attributable to DJOFL	$(34,383)	$6,786	$(10,201)	$3,415	$(34,383)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$496,493	$165,957	$(79,315)	$583,135
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $13,961)	—	188,428	152,937	(96,911)	244,454
Selling, general and administrative	—	222,215	47,686	—	269,901
Research and development	—	16,513	1,689	—	18,202
Amortization of intangible assets	—	34,247	614	—	34,861
	—	461,403	202,926	(96,911)	567,418
Operating income (loss)	—	35,090	(36,969)	17,596	15,717
Other (expense) income:
Interest (expense) income, net	(85,803)	80	(32)	—	(85,755)
Other (expense) income, net	—	(18,288)	19,472	—	1,184
Intercompany income (expense), net	—	289	(45)	(244)	—
Equity in income (loss) of subsidiaries, net	11,451	—	—	(11,451)	—
	(74,352)	(17,919)	19,395	(11,695)	(84,571)
(Loss) income before income taxes	(74,352)	17,171	(17,574)	5,901	(68,854)
Income tax provision	—	(3,416)	(1,757)	—	(5,173)
Net (loss) income from continuing operations	(74,352)	13,755	(19,331)	5,901	(74,027)
Net income from discontinued operations	—	105	—	—	105
Net (loss) income	(74,352)	13,860	(19,331)	5,901	(73,922)
Net income attributable to noncontrolling interests	—	—	(430)	—	(430)
Net (loss) income attributable to DJOFL	$(74,352)	$13,860	$(19,761)	$5,901	$(74,352)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(34,383)	$6,786	$(9,995)	$3,415	$(34,177)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $4,080	—	—	3,204	—	3,204
Unrealized loss on cash flow hedges, net of tax provision of $21 thousand	(786)	—	—	—	(786)
Other comprehensive (loss) income	(786)	—	3,204	—	2,418
Comprehensive (loss) income	(35,169)	6,786	(6,791)	3,415	(31,759)
Comprehensive loss attributable to noncontrolling interests	—	—	768	—	768
Comprehensive (loss) income attributable to DJO Finance LLC	$(35,169)	$6,786	$(6,023)	$3,415	$(30,991)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(74,352)	$13,860	$(19,331)	$5,901	$(73,922)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $4,192	-	-	4,953	-	4,953
Unrealized loss gain on cash flow hedges, net of tax provision of $21 thousand	60	-	-	-	60
Other comprehensive income	60	-	4,953	-	5,013
Comprehensive (loss) income	(74,292)	13,860	(14,378)	5,901	(68,909)
Comprehensive income attributable to noncontrolling interests	-	-	515	-	515
Comprehensive (loss) income attributable to DJO Finance LLC	$(74,292)	$13,860	$(13,863)	$5,901	$(68,394)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss	$(74,352)	$13,860	$(19,331)	$5,901	$(73,922)
Net income from discontinued operations		(105)			$(105)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	-	19,412	2,457	(14)	21,855
Amortization of intangible assets	-	34,247	614	-	34,861
Amortization of debt issuance costs and non-cash interest expense	4,073	-	-	-	4,073
Stock-based compensation expense	-	846	-	-	846
Loss on disposal of assets, net	-	187	92	-	279
Deferred income tax expense	-	2,011	73	-	2,084
Equity in (loss) income of subsidiaries, net	(11,451)	-	-	11,451	-
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	-	10,108	1,071	-	11,179
Inventories	-	4,921	16,392	(18,949)	2,364
Prepaid expenses and other assets	(62)	3,007	(582)	717	3,080
Accounts payable and other current liabilities	(4,369)	39,731	(196)	(3,665)	31,501
Net cash provided by (used in) continuing operating activities	(86,161)	128,225	590	(4,559)	38,095
Net cash provided (used in) by discontinued operations	-	105	-	-	105
Net cash provided by (used in) provided by operating activities	(86,161)	128,330	590	(4,559)	38,200
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(20,596)	(1,838)	-	(22,434)
Net cash used in investing activities from continuing operations	-	(20,596)	(1,838)	-	(22,434)
Cash Flows From Financing Activities:
Intercompany	110,819	(103,256)	(12,122)	4,559	-
Proceeds from issuance of debt	29,000	-	6,556	-	35,556
Repayments of debt obligations	(48,275)	-	-	-	(48,275)
Repurchase of common stock	(3,600)	-	-	-	(3,600)
Investment by parent	500	-	-	-	500
Dividend paid to minority interest	-	-	(1,102)	-	(1,102)
Net cash provided by (used in) financing activities	88,444	(103,256)	(6,668)	4,559	(16,921)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,140	-	1,140
Net (decrease) increase in cash and cash equivalents	2,283	4,478	(6,776)	-	(15)
Cash and cash equivalents, beginning of year	15,818	(372)	19,766	-	35,212
Cash and cash equivalents, end of year	$18,101	$4,106	$12,990	$-	$35,197

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$252,212	$83,178	$(42,538)	$292,852
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,080)	—	94,465	74,317	(48,308)	120,474
Selling, general and administrative	—	97,827	23,800	—	121,627
Research and development	—	9,228	894	—	10,122
Amortization of intangible assets	—	18,699	386	—	19,085
	—	220,219	99,397	(48,308)	271,308
Operating income (loss)	—	31,993	(16,219)	5,770	21,544
Other (expense) income:
Interest (expense) income, net	(42,448)	51	1	—	(42,396)
Other (expense) income, net	(8)	(8,553)	9,029	—	468
Intercompany (expense) income, net	—	(15,147)	14,634	513	—
Equity in income of subsidiaries, net	19,181	—	—	(19,181)	—
	(23,275)	(23,649)	23,664	(18,668)	(41,928)
(Loss) income before income taxes	(23,275)	8,344	7,445	(12,898)	(20,384)
Income tax provision	—	(1,671)	(1,906)	—	(3,577)
Net (loss) income from continuing operations	(23,275)	6,673	5,539	(12,898)	(23,961)
Net income from discontinued operations	—	855	—	—	855
Net (loss) income	(23,275)	7,528	5,539	(12,898)	(23,106)
Net income attributable to noncontrolling interests	—	—	(169)	—	(169)
Net (loss) income attributable to DJOFL	$(23,275)	$7,528	$5,370	$(12,898)	$(23,275)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Six Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$495,872	$158,673	$(82,787)	$571,758
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $14,487)	—	189,306	138,711	(89,460)	238,557
Selling, general and administrative	—	195,637	47,919	—	243,556
Research and development	—	18,109	1,867	—	19,976
Amortization of intangible assets	—	37,846	817	—	38,663
	—	440,898	189,314	(89,460)	540,752
Operating income (loss)	—	54,974	(30,641)	6,673	31,006
Other (expense) income:
Interest (expense) income, net	(84,731)	71	(6)	-	(84,666)
Other (expense) income, net	(8)	(16,573)	17,333	-	752
Intercompany (expense) income, net	—	(14,784)	14,752	32	-
Equity in income of subsidiaries, net	23,143	—	—	(23,143)	-
	(61,596)	(31,286)	32,079	(23,111)	(83,914)
(Loss) income before income taxes	(61,596)	23,688	1,438	(16,438)	(52,908)
Income tax provision	—	(6,078)	(2,912)	—	(8,990)
Net (loss) income from continuing operations	(61,596)	17,610	(1,474)	(16,438)	(61,898)
Net income from discontinued operations	—	665	—	—	665
Net (loss) income	(61,596)	18,275	(1,474)	(16,438)	(61,233)
Net income attributable to noncontrolling interests	—	—	(362)	—	(362)
Net (loss) income attributable to DJOFL	$(61,596)	$18,275	$(1,836)	$(16,438)	$(61,595)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(23,275)	$7,528	$5,539	$(12,898)	$(23,106)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $111	—	—	(8,458)	—	(8,458)
Unrealized loss on cash flow hedges, net of tax provision of zero	(2,651)	—	—	—	(2,651)
Other comprehensive loss	(2,651)	—	(8,458)	—	(11,109)
Comprehensive (loss) income	(25,926)	7,528	(2,919)	(12,898)	(34,215)
Comprehensive income attributable to noncontrolling interests	—	—	(101)	—	(101)
Comprehensive (loss) income attributable to DJO Finance LLC	$(25,926)	$7,528	$(3,020)	$(12,898)	$(34,316)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Six Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(61,596)	$18,275	$(1,474)	$(16,438)	$(61,233)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $166	-	-	(2,850)	-	(2,850)
Unrealized loss on cash flow hedges, net of tax provision of zero	(8,042)	-	-	-	(8,042)
Other comprehensive loss	(8,042)	-	(2,850)	-	(10,892)
Comprehensive (loss) income	(69,638)	18,275	(4,324)	(16,438)	(72,125)
Comprehensive loss attributable to noncontrolling interests	-	-	(402)	-	(402)
Comprehensive (loss) income attributable to DJO Finance LLC	$(69,638)	$18,275	$(4,726)	$(16,438)	$(72,527)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Six Months Ended July 1, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(61,596)	$18,275	$(1,474)	$(16,438)	$(61,233)
Net loss from discontinued operations	—	(665)	—	—	(665)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	18,055	2,486	(28)	20,513
Amortization of intangible assets	—	37,846	817	—	38,663
Amortization of debt issuance costs and non-cash interest expense	3,815	—	—	—	3,815
Stock-based compensation expense	—	1,521	—	—	1,521
Gain on disposal of assets, net	—	471	55	4	530
Deferred income tax expense (benefit)	—	4,133	(321)	—	3,812
Equity in income (loss) of subsidiaries, net	(23,143)	—	—	23,143	—
Changes in operating assets and liabilities:
Accounts receivable	—	(559)	(3,650)	—	(4,209)
Inventories	—	(1,244)	2,793	(7,199)	(5,650)
Prepaid expenses and other assets	1,251	(2,763)	(252)	1,127	(637)
Accounts payable and other current liabilities	(7,721)	4,029	(69)	(3,258)	(7,019)
Net cash (used in) provided by continuing operating activities	(87,394)	79,099	385	(2,649)	(10,559)
Net cash used in discontinued operations	—	(8,853)	—	—	(8,853)
Net cash (used in) provided by operating activities	(87,394)	70,246	385	(2,649)	(19,412)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(30,745)	(2,261)	(1)	(33,007)
Proceeds from disposition of assets		700	—	—	700
Net cash (used in) provided by investing activities from continuing operations	—	(30,045)	(2,261)	(1)	(32,307)
Cash Flows from Financing Activities:
Intercompany	31,070	(38,991)	5,271	2,650	—
Proceeds from issuance of debt	63,000	—	—	—	63,000
Repayments of debt	(18,913)	—	—	—	(18,913)
Net cash provided by (used in) financing activities	75,157	(38,991)	5,271	2,650	44,087
Effect of exchange rate changes on cash and cash equivalents	—	—	388	—	388
Net increase in cash and cash equivalents	(12,237)	1,210	3,783	—	(7,244)
Cash and cash equivalents at beginning of period	29,673	160	19,110	—	48,943
Cash and cash equivalents at end of period	$17,436	$1,370	$22,893	$—	$41,699

17. SUBSEQUENT EVENTS

In July 2017, we executed an agreement with Intelenet Global Services, a global business process outsourcing firm and a Blackstone portfolio company. Intelenet will provide certain mid and back office functions including certain accounting, information technology and customer care services. We will partner with Intelenet to centralize, standardize and automate our transactional processes.

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

	Three Months Ended		Six Months Ended
($ in thousands)	July 1, 2017	July 1, 2016	July 1, 2017	July 1, 2016
Bracing and Vascular:
Net sales	$126,415	$131,751	$248,468	$255,967
Operating income	24,225	29,072	45,232	49,606
Operating income as a percent of net segment sales	19.2%	22.1%	18.2%	19.4%
Recovery Sciences:
Net sales	$38,774	$38,449	$77,277	$75,024
Operating income	10,709	8,056	19,616	14,501
Operating income as a percent of net segment sales	27.6%	21.0%	25.4%	19.3%
Surgical Implant:
Net sales	$49,991	$42,575	$99,583	$85,625
Operating income	10,062	6,053	18,202	13,282
Operating income as a percent of net segment sales	20.1%	14.2%	18.3%	15.5%
International:
Net sales	$79,566	$80,077	$157,807	$155,142
Operating income	13,509	14,653	27,119	23,642
Operating income as a percent of net segment sales	17.0%	18.3%	17.2%	15.2%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017		July 1, 2016		July 1, 2017		July 1, 2016
Net sales	$294,746	100.0%	$292,852	100.0%	$583,135	100.0%	$571,758	100.0%
Costs and operating expenses:
Cost of sales (1)	124,885	42.4	120,474	41.1	244,454	41.9	238,557	41.7
Selling, general and administrative	135,739	46.1	121,627	41.5	269,901	46.3	243,556	42.6
Research and development	9,063	3.1	10,122	3.5	18,202	3.1	19,976	3.5
Amortization of intangible assets	16,016	5.4	19,085	6.5	34,861	6.0	38,663	6.8
	285,703	96.9	271,308	92.6	567,418	97.3	540,752	94.6
Operating income	9,043	3.1	21,544	7.4	15,717	2.7	31,006	5.4
Other (expense) income:
Interest expense, net	(43,068)	(14.6)	(42,396)	(14.5)	(85,755)	(14.7)	(84,666)	(14.7)
Other income, net	896	0.3	468	0.2	1,184	0.2	752	0.1
	(42,172)	(14.3)	(41,928)	(14.3)	(84,571)	(14.5)	(83,914)	(14.6)
Loss before income taxes	(33,129)	(11.2)	(20,384)	(6.9)	(68,854)	(11.8)	(52,908)	(9.2)
Income tax provision	(1,095)	(0.4)	(3,577)	(1.2)	(5,173)	(0.9)	(8,990)	(1.6)
Net loss from continuing operations	(34,224)	(11.6)	(23,961)	(8.1)	(74,027)	(12.7)	(61,898)	(10.8)
Net income (loss) from discontinued operations	47	0.0	855	0.3	105	0.0	665	0.1
Net loss	(34,177)	(11.6)	(23,106)	(7.8)	(73,922)	(12.7)	(61,233)	(10.7)
Net income attributable to noncontrolling interests	(206)	(0.1)	(169)	(0.1)	(430)	(0.1)	(362)	(0.1)
Net loss attributable to DJO Finance LLC	$(34,383)	(11.7)%	$(23,275)	(7.9)%	$(74,352)	(12.8)%	$(61,595)	(10.8)%

(1)

Cost of sales is exclusive of amortization of intangible assets of $6,980 and $13,961 for the three and six months ended July 1, 2017 and $7,080 and $14,487 for the three and six months ended July 1, 2016, respectively.

Three Months Ended July 1, 2017 (second quarter 2017) compared to Three Months Ended July 1, 2016 (second quarter 2016)

Net Sales. Net sales for second quarter 2017 increased 0.6% to $294.7 million, compared to net sales of $292.9 million for second quarter 2016. The increase was primarily driven by our Surgical Implant segment. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $2.2 million, net sales increased 1.4% for the second quarter 2017.

The following table sets forth our net sales by operating segment ($ in thousands):

	Second Quarter 2017	% of Net Sales	Second Quarter 2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$126,415	42.9%	$131,751	45.0%	$(5,336)	(4.1)%
Recovery Sciences	38,774	13.1	38,449	13.1	325	0.8
Surgical Implant	49,991	17.0	42,575	14.6	7,416	17.4
International	79,566	27.0	80,077	27.3	(511)	(0.6)
Total net sales	$294,746	100.0%	$292,852	100.0%	$1,894	0.6%

Net sales in our Bracing and Vascular segment were $126.4 million for second quarter 2017, a decrease of 4.1% from net sales of $131.8 million for second quarter 2016. The decrease was primarily due to general softness across the Company’s bracing and support products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our direct consumer products.

Net sales in our Recovery Sciences segment were $38.8 million for second quarter 2017, an increase of 0.8% from net sales of $38.4 million for second quarter 2016. The increase was driven by increased sales of Chattanooga products as well as our direct consumer product sales.

Net sales in our Surgical Implant segment were $50.0 million for second quarter 2017, an increase of 17.4% from net sales of $42.6 million for second quarter 2016. The segment had strong organic growth in knee, hip and shoulder products due to new product introductions and new accounts.

Net sales in our International segment were $79.6 million for second quarter 2017, a decrease of 0.6% from net sales of $80.1 million for second quarter 2016. In constant currency, excluding an unfavorable impact of $2.2 million related to changes in foreign exchange rates in effect during second quarter 2017 compared to second quarter 2016, net sales increased 2.1%. Growth was driven by stronger sales in direct markets, primarily Australia, France and Spain, as well as continued growth in our export markets.

Cost of Sales. As a percentage of net sales, cost of sales increased to 42.4% for second quarter 2017, compared to 41.1% for second quarter 2016 mainly due to a mix between and within the reporting segments.

Selling, General and Administrative (SG&A). SG&A expenses increased to $135.7 million for second quarter 2017, from $121.6 million in second quarter 2016. As a percentage of net sales, SG&A expenses increased to 46.1% for second quarter 2017 from 41.5% for second quarter 2016 mainly due to business transformation expenses.

Research and Development (R&D). R&D expenses were $9.1 million for second quarter 2017, compared to $10.1 million in second quarter 2016. As a percentage of net sales, R&D expenses decreased to 3.1% for second quarter 2017 compared to 3.5% for second quarter 2016. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $16.0 million for second quarter 2017, from $19.1 million for second quarter 2016. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $43.1 million for second quarter 2017 compared to $42.4 million for second quarter 2016. The increase was due to a higher balance on our senior secured credit facilities for second quarter 2017 compared to second quarter 2016.

Other Income, Net. Other income, net, increased to $0.9 million for second quarter 2017 compared to $0.5 million for the second quarter 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For second quarter 2017, we recorded an income tax provision of $1.1 million on a pre-tax loss of $33.1 million, resulting in a negative effective tax rate of 3.3%. For second quarter 2016, we recorded a tax provision of $3.6 million on pre-tax losses of $20.4 million, resulting in a negative effective tax rate of 17.5%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $47 thousand was recognized for second quarter 2017. Net income from discontinued operations was $0.9 million for second quarter of 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Six Months Ended July 1, 2017 (first half 2017) compared to Six Months Ended July 1, 2016 (first half 2016)

Net Sales. Net sales for first half 2017 increased 2.0% to $583.1 million, compared to net sales of $571.8 million for first half 2016. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $4.1 million, net sales increased 2.7% for first half 2017 compared to first half 2016. The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first half may have more or fewer shipping days from year to year based on the days of the week on which holidays fall. The first half of 2017 had one less shipping day than in the first half

2016. Adjusted for the number of shipping days and the 0.7% negative impact of currency exchange rates, net sales grew 3.5% over the prior year first half. The increase was primarily driven by our Surgical Implant segment.

The following table sets forth our net sales by operating segment ($ in thousands):

	Six Months 2017	% of Net Sales	Six Months 2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$248,468	42.6%	$255,967	44.8%	$(7,499)	(2.9)%
Recovery Sciences	77,277	13.3	75,024	13.1	2,253	3.0
Surgical Implant	99,583	17.1	85,625	15.0	13,958	16.3
International	157,807	17.0	155,142	27.1	2,665	1.7
Total net sales	$583,135	100.0%	$571,758	100.0%	$11,377	2.0%

Net sales in our Bracing and Vascular segment were $248.5 million for first half 2017, a decrease of 2.9% from net sales of $256.0 million for first half 2016. Adjusted for the number of shipping days, net sales decreased 2.2% in first half 2017 compared to first half 2016. The decrease was primarily due to lower sales of our DonJoy deep vein thrombosis, Aircast and Procare products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our direct consumer products.

Net sales in our Recovery Sciences segment were $77.3 million for first half 2017, an increase of 3.0% from net sales of $75.0 million for first half 2016. Adjusted for the number of shipping days, net sales in our Recovery Sciences segment increased 3.8% for first half 2017 compared to the prior year first half. The increase was driven by strong sales of consumer retail Compex muscle stimulator devices as well as clinic electrotherapy devices.

Net sales in our Surgical Implant segment were $99.6 million for first half 2017, an increase of 16.3% from net sales of $85.6 million for first half 2016. Adjusted for the number of shipping days, net sales in our Surgical Implant segment grew 17.2% over the prior year first half. The segment had strong organic growth in knee, hip and shoulder products due to new product introductions and new accounts.

Net sales in our International segment were $157.8 million for first half 2017, an increase of 1.7% from net sales of $155.1 million for first half 2016. In constant currency, excluding an unfavorable impact of $4.1 million related to changes in foreign exchange rates in effect during first half 2017 compared to the rates in effect in first half 2016, net sales increased 4.3% for first half 2017 compared to first half 2016. Adjusted for the number of shipping days, net sales in our International segment increased 5.0% for first half 2017 compared to first half 2016. Growth was driven by stronger sales in direct markets, primarily France, Germany and Australia, as well as continued growth in our export markets.

Cost of Sales. As a percentage of net sales, cost of sales remained essentially flat at 41.9% for first half 2017, compared to 41.7% for first half 2016.

Selling, General and Administrative (SG&A). SG&A expenses increased to $269.9 million for first half 2017, from $243.6 million in first half 2016. The increase was mainly due to business transformation expenses.

Research and Development (R&D). R&D expenses were $18.2 million for first half 2017, compared to $20.0 million in first half 2016, relatively consistent as a percentage of net sales at 3.1% and 3.5% of net sales, respectively. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $34.9 million for first half 2017, from $38.7 million for first half 2016. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $85.8 million for first half 2017 compared to $84.7 million for first half 2016. The increase was due to a higher balance on our senior secured credit facilities for first half 2017 compared to second quarter 2016.

Other Income, Net. Other income, net, increased to $1.2 million for first half 2017 from $0.8 million for first half 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For first half 2017, we recorded an income tax provision of $5.2 million on a pre-tax loss of $68.9 million, resulting in a negative effective tax rate of 7.5%. For first half 2016, we recorded a tax provision of $9.0 million on pre-tax losses of $52.9 million, resulting in a negative effective tax rate of 17.0%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.1 million was recognized for first half 2017. Net income from discontinued operations was $0.7 million for first half of 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Liquidity and Capital Resources

As of July 1, 2017, our primary sources of liquidity consisted of cash and cash equivalents totaling $35.2 million and our $150.0 million ABL Facility, of which $75.8 million was available. Our revolving loan balance under our ABL Facility was $68.0 million as of July 1, 2017 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy. Working capital at July 1, 2017 was $132.4 million.

We believe that our existing cash, plus the amounts we expect to generate from operations, amounts we expect to generate from receivables and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Credit Facilities (as defined below), there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Credit Facilities.

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

Cash Flows

Operating activities from continuing operations provided $38.1 million and used $10.6 million of cash for first half 2017 and 2016, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The increase in working capital accounts is primarily attributable to accounts payable and accounts receivable.  For six months 2017 and 2016, cash paid for interest was $85.4 million and $86.8 million, respectively.

Investing activities from continuing operations used $22.4 million and $32.3 million of cash for six months 2017 and 2016, respectively. Cash used in investing activities for six months 2017 and 2016 was for purchases of property and consigned surgical instruments to support growth and IT automation technology.

Financing activities used cash of $16.9 million and provided cash of $44.1 million in six months 2017 and 2016, respectively. Cash used in and provided by financing activities in six months 2017 and 2016 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2017 cash used in financing activities consisted of payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $30.4 million, was as follows for July 1, 2017 (in thousands):

	July 1, 2017		December 31, 2016
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$68,000	$66,604	$82,000	$80,365
Term loans	1,036,538	1,026,211	1,041,813	1,029,816
	1,104,538	1,092,815	1,123,813	1,110,181
Notes:
8.125% second lien notes due 2021	1,015,000	1,001,987	1,015,000	1,000,649
10.75% third lien notes due 2020	298,471	292,783	298,471	291,958
	1,313,471	1,294,770	1,313,471	1,292,607
Other debt	6,673	6,673	—	—
Total indebtedness	$2,424,682	$2,394,258	$2,437,284	$2,402,788

Credit Facilities.

Our credit facilities at July 1, 2017 consisted of $1,036.5 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $68.0 million at July 1, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of July 1, 2017, our actual first lien net leverage ratio was 4.13:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended July 1, 2017 was 1.55:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended July 1, 2017 and July 1, 2016 and the twelve months ended July 1, 2017 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	July 1,	July 1,	July 1,	July 1,
	2017	2016	2017	2016	2017
Net loss attributable to DJO Finance LLC	$(34,383)	$(23,275)	$(74,352)	$(61,595)	$(299,060)
Income from discontinued operations, net	(47)	(855)	(105)	(665)	(579)
Interest expense, net	43,068	42,396	85,755	84,666	171,168
Income tax provision (benefit)	1,095	3,577	5,173	8,990	(10,669)
Depreciation and amortization	26,942	29,274	56,716	59,176	115,432
Non-cash charges (a)	537	2,204	1,108	2,603	180,904
Non-recurring and integration charges (b)	25,195	8,605	43,584	15,937	76,322
Other adjustment items (c)	1,142	1,636	2,911	3,366	10,102
	63,549	63,562	120,790	112,478	243,620
Permitted pro forma adjustments applicable to the twelve month period only (d) Future cost savings					14,988
Adjusted EBITDA	$63,549	$63,562	$120,790	$112,478	$258,608

(a)	Non-cash items are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	July 1,	July 1,	July 1,	July 1,
	2017	2016	2017	2016	2017
Stock compensation expense	$392	$1,316	$846	$1,521	$2,513
Loss on disposal of fixed assets and assets held for sale, net	145	783	262	890	321
Impairment of goodwill (1)	—	—	—	—	160,000
Inventory adjustments (2)	—	—	—	—	18,013
Purchase accounting adjustments (3)	—	105	—	192	57
Total non-cash charges	$537	$2,204	$1,108	$2,603	$180,904

(1)

Impairment of goodwill and intangible assets for the twelve months ended July 1, 2017 consisted of a goodwill impairment charge of $99.0 million and $61.0 million related to the CMF and Vascular reporting units, respectively. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

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

(3)	Purchase accounting adjustments consisted of amortization of fair market value inventory adjustments for all periods presented.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	July 1,	July 1,	July 1,	July 1,
	2017	2016	2017	2016	2017
Restructuring and reorganization	$23,273	$1,476	$39,069	$3,469	$52,478
Acquisition related expenses and integration (1)	277	2,657	579	5,982	4,947
Executive transition	(49)	—	(49)	—	4,767
Litigation and regulatory costs and settlements, net (2)	1,290	4,472	3,392	6,486	13,468
IT automation projects	404	—	593	—	662
Total non-recurring and integration charges	$25,195	$8,605	$43,584	$15,937	$76,322

(1)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(2)

For the twelve months ended July 1, 2017, litigation and regulatory costs consisted of $1.4 million in litigation costs related to ongoing product liability issues and $12.1 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	July 1,	July 1,	July 1,	July 1,	July 1,
	2017	2016	2017	2016	2017
Blackstone monitoring fees	$1,750	$1,750	$3,500	$3,500	$7,000
Non-controlling interests	206	169	430	362	691
Other (1)	(814)	(283)	(1,019)	(496)	2,411
Total other adjustment items	$1,142	$1,636	$2,911	$3,366	$10,102

(1)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings related to the exit of our Empi business and our business transformation initiative.

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

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of July 1, 2017, we have $1,313.5 million of aggregate fixed rate notes and $1,104.5 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the six months ended July 1, 2017 by $2.5 million. As of July 1, 2017, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 1.16% as of July 1, 2017.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the euro and the Mexican peso. For the three and six months ended July 1, 2017, sales denominated in foreign currencies accounted for 24.3% and 24.3% of our consolidated net sales, of which 16.4% and 16.7% were denominated in the euro, respectively. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 1, 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 1, 2017 and July 1, 2016, (iv) the Unaudited Consolidated Statement of Deficit for the six months ended July 1, 2017, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 1, 2016 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: August 10, 2017	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date: August 10, 2017	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer