Form 10-Q
period 2017-09-30
DJO Finance LLC
filed 2017-11-14
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

INDEX

		Page Number
	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and September 30, 2016..........................................................................................................	3
	Unaudited Condensed Consolidated Statement of Deficit for the nine months ended September 30, 2017	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45
	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 6.	Exhibits	47

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$39,018	$35,212
Accounts receivable, net	175,031	178,193
Inventories, net	158,928	151,557
Prepaid expenses and other current assets	24,218	23,650
Current assets of discontinued operations	511	511
Total current assets	397,706	389,123
Property and equipment, net	134,538	128,019
Goodwill	863,011	855,626
Intangible assets, net	622,460	672,134
Other assets	6,109	5,536
Total assets	$2,023,824	$2,050,438
Liabilities and Deficit
Current liabilities:
Accounts payable	$93,102	$63,822
Accrued interest	41,738	16,740
Current portion of debt obligations	14,593	10,550
Other current liabilities	130,941	113,265
Total current liabilities	280,374	204,377
Long-term debt obligations	2,372,850	2,392,238
Deferred tax liabilities, net	210,772	202,740
Other long-term liabilities	15,330	14,932
Total liabilities	$2,879,326	$2,814,287
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	841,907	844,294
Accumulated deficit	(1,676,688)	(1,579,642)
Accumulated other comprehensive loss	(22,551)	(30,580)
Total membership deficit	(857,332)	(765,928)
Noncontrolling interests	1,830	2,079
Total deficit	(855,502)	(763,849)
Total liabilities and deficit	$2,023,824	$2,050,438

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$290,876	$287,040	$874,011	$858,798
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,981 and $20,942 and $7,057 and $21,544 for three and nine months ended September 30, 2017 and 2016, respectively)	122,325	122,533	366,779	361,090
Selling, general and administrative	122,066	114,788	391,967	358,344
Research and development	8,864	8,481	27,066	28,457
Amortization of intangible assets	15,852	18,994	50,713	57,657
	269,107	264,796	836,525	805,548
Operating income	21,769	22,244	37,486	53,250
Other (expense) income:
Interest expense, net	(43,691)	(42,683)	(129,446)	(127,349)
Other income (expense), net	824	(20)	2,008	732
	(42,867)	(42,703)	(127,438)	(126,617)
Loss before income taxes	(21,098)	(20,459)	(89,952)	(73,367)
Income tax provision	(1,504)	(2,166)	(6,677)	(11,156)
Net loss from continuing operations	(22,602)	(22,625)	(96,629)	(84,523)
Net income from discontinued operations	123	142	228	807
Net loss	(22,479)	(22,483)	(96,401)	(83,716)
Net income attributable to noncontrolling interests	(214)	(99)	(644)	(461)
Net loss attributable to DJO Finance LLC	$(22,693)	$(22,582)	$(97,045)	$(84,177)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(22,479)	$(22,483)	$(96,401)	$(83,716)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) of ($1,636), $(5,851) and $(1), $(167) for the three and nine months ended September 30, 2017 and 2016, respectively	1,804	1,086	6,757	(1,764)
Unrealized (loss) gain on cash flow hedges, net of tax provision of $116, $137 thousand for the three and nine months ended September 30, 2017 and zero for the three and nine months ended September 30, 2016, respectively	319	45	379	(7,997)
Other comprehensive income (loss)	2,123	1,131	7,136	(9,761)
Comprehensive loss	(20,356)	(21,352)	(89,265)	(93,477)
Comprehensive income (loss) attributable to noncontrolling interests	(266)	(131)	249	(533)
Comprehensive loss attributable to DJO Finance LLC	$(20,622)	$(21,483)	$(89,016)	$(94,010)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2016	$844,294	$(1,579,642)	$(30,580)	$(765,928)	$2,079	$(763,849)
Net (loss) income	—	(97,045)	—	(97,045)	644	(96,401)
Repurchase of common stock	(3,600)	—	—	(3,600)	—	(3,600)
Investment by parent	500	—	—	500	—	500
Other comprehensive (loss) income, net of taxes	—	—	8,029	8,029	(893)	7,136
Stock-based compensation	1,329	—	—	1,329	—	1,329
Exercise of stock options	(616)	—	—	(616)	—	(616)
Balance at September 30, 2017	$841,907	$(1,676,688)	$(22,551)	$(857,332)	$1,830	$(855,502)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(96,401)	$(83,716)
Net income from discontinued operations	(228)	(807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,288	30,551
Amortization of intangible assets	50,713	57,657
Amortization of debt issuance costs and non-cash interest expense	6,153	5,769
Stock-based compensation expense	1,329	1,806
Loss on disposal of assets, net	1,001	572
Deferred income tax expense	2,865	6,235
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	7,472	(9,041)
Inventories	(7,959)	(12,918)
Prepaid expenses and other assets	(562)	(2,192)
Accrued interest	24,998	28,522
Accounts payable and other current liabilities	40,080	(2,542)
Net cash provided by continuing operating activities	61,749	19,896
Net cash provided by (used in) discontinued operations	228	(9,906)
Net cash provided by operating activities	61,977	9,990
Cash flows from investing activities:
Purchases of property and equipment	(33,597)	(40,791)
Proceeds from disposition of assets	—	946
Net cash used in investing activities	(33,597)	(39,845)
Cash flows from financing activities:
Proceeds from issuance of debt	65,275	63,000
Repayments of debt obligations	(87,290)	(35,913)
Repurchase of common stock	(3,600)	—
Investment by parent	443	—
Dividend paid to minority interests	(1,102)	—
Net cash (used in) provided by financing activities	(26,274)	27,087
Effect of exchange rate changes on cash and cash equivalents	1,700	259
Net increase (decrease) in cash and cash equivalents	3,806	(2,509)
Cash and cash equivalents at the beginning of the period	35,212	48,943
Cash and cash equivalents at the end of the period	$39,018	$46,434

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,879	$92,921
Cash paid for taxes, net	$3,510	$3,564

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,731	$1,829

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

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first nine months of 2017 had one less shipping day than the first nine months of 2016.

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

In January 2017, the FASB issued an accounting standards update which will require an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Early adoption of this standard is not expected to have a material impact on the financials.

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

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Balance, beginning of period	$36,070	$32,893
Provision for doubtful accounts	17,745	19,478
Write-offs, net of recoveries	(23,985)	(20,186)
Balance, end of period	$29,830	$32,185

Our allowance for sales returns balance was $2.3 million and $3.8 million as of September 30, 2017 and September 30, 2016, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Components and raw materials	$57,119	$52,977
Work in process	5,296	8,374
Finished goods	90,492	92,299
Inventory held on consignment	37,735	36,219
	190,642	189,869
Inventory reserves	(31,714)	(38,312)
	$158,928	$151,557

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Balance, beginning of period	$38,312	$22,042
Provision charged to costs of sales	2,088	5,921
Write-offs, net of recoveries	(8,686)	(4,487)
Balance, end of period	$31,714	$23,476

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$330,544	$1,112,632
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2016	422,258	101,001	1,823	330,544	855,626
Current Year Activity:
Foreign currency translation	—	—	—	7,385	7,385
Balance, end of period
Goodwill	483,258	249,601	49,229	337,929	1,120,017
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at September 30, 2017	$422,258	$101,001	$1,823	$337,929	$863,011

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

September 30, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$477,908	$(394,024)	$83,884
Patents and technology	446,906	(296,028)	150,878
Trademarks and trade names	29,832	(17,835)	11,997
Distributor contracts and relationships	4,808	(4,713)	95
Non-compete agreements	6,741	(6,646)	95
	$966,195	$(719,246)	246,949
Indefinite-lived intangible assets:
Trademarks and trade names			375,511
Net identifiable intangible assets			$622,460

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,280	$(364,582)	$110,698
Patents and technology	446,734	(274,914)	171,820
Trademarks and trade names	29,695	(15,543)	14,152
Distributor contracts and relationships	4,753	(4,486)	267
Non-compete agreements	6,604	(6,224)	380
	$963,066	$(665,749)	$297,317
Indefinite-lived intangible assets:
Trademarks and trade names			374,817
Net identifiable intangible assets			$672,134

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 3.5 years for customer relationships, 6.3 years for patents and technology, 1.6 years for distributor contracts and relationships, 5.2 years for trademarks and trade names, and 0.3 years for non-compete agreements. Based on our amortizable intangible asset balance as of September 30, 2017, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2017	$15,415
2018	57,974
2019	53,056
2020	37,085
2021	32,484
Thereafter	50,935
$246,949

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued wages and related expenses	$38,081	$30,340
Accrued commissions	14,290	16,254
Accrued rebates	9,750	14,023
Accrued other taxes	5,309	2,926
Accrued professional expenses	5,196	3,593
Income taxes payable	117	231
Derivative liability	1,189	1,497
Other accrued liabilities	57,009	44,401
	$130,941	$113,265

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

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$1,189	$1,497
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	1,409	1,283

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate cap agreements designated as cash flow hedges	Interest expense, net	$277	$171	$982	$246

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate cap agreements designated as cash flow hedges	$319	$45	$379	$(7,997)

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,598	$—	$2,598

As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,780	$—	$2,780

9. DEBT

Debt obligations consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.3 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively	$53,724	$80,365
Term loan:
$1,033.9 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $9.6 million and $12.0 million as of September 30, 2017 and December 31, 2016, respectively	1,024,405	1,029,816
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $12.5 million and $14.4 million as of September 30, 2017 and December 31, 2016, respectively	1,002,678	1,000,649
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $5.4 million and $6.5 million as of September 30, 2017 and December 31, 2016, respectively	293,214	291,958
Other Debt	13,422	—
Total debt	2,387,443	2,402,788
Current maturities	(14,593)	(10,550)
Long-term debt	$2,372,850	$2,392,238

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

As of September 30, 2017, the market values of our Term Loan and drawings under the ABL Facility were $1,033.9 million and $55.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $55.0 million as of September 30, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of September 30, 2017 our weighted average interest rate for all borrowings under the Credit Facilities was 4.42%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of September 30, 2017, our actual first lien net leverage ratio was 3.75:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of September 30, 2017, we were in compliance with all applicable covenants.

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

As of September 30, 2017, the market value of the 8.125% Notes was $961.7 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of September 30, 2017, the market value of the 10.75% Notes was $258.2 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 30, 2017, we were in compliance with all applicable covenants.

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

Other debt

On June 6, 2017, we entered into two new term loans of €6 million ($7 million based on the September 30, 2017 currency conversion rate) at our French subsidiary. The loan provides for borrowings of €12.0 million ($14 million based on the September 30, 2017 currency conversion rate) and is subject to customary borrowing conditions. We are required to make principal repayments under the loan in monthly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one-month interest period plus 0.4%.

Debt Issuance Costs

As of September 30, 2017 and December 31, 2016, we had $9.4 million and $11.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2017, amortization of debt issuance costs was $0.8 million and $2.2 million, respectively. For the three and nine months ended September 30,2016, amortization of debt issuance costs was $0.8 million and $2.2 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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

For the three and nine months ended September 30, 2017, we recorded income tax provision of $1.5 million and $6.7 million on pre-tax losses of $21.1 million and $90.0 million, resulting in negative effective tax rates of 7.1% and 7.4%, respectively. For three and nine months ended September 30, 2016, we recorded income tax provision of approximately $2.2 million and $11.2 million on pre-tax losses of $20.5 million and $73.4 million, resulting in a negative effective tax rates of 10.6% and 15.2%, respectively.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance of $9.6 million and $41.7 million on the deferred tax assets related to the net operating loss carryforwards generated in the three and nine months ended September 30, 2017. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to these net operating losses, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2013. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carryforward amount.

At September 30, 2017, our gross unrecognized tax benefits were $16.8 million reflecting an increase of $2.3 million from the unrecognized amount of $14.5 million at December 31, 2016. As of September 30, 2017, we have $3.2 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.8 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 30, 2017, we have unrecognized various foreign and U.S. state tax benefits of approximately $6.2 million, which, if recognized, would impact our effective tax rate in future periods.

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

Stock-Based Compensation

During the nine months ended September 30, 2017, the compensation committee granted 1,170,000 options to employees, of which 839,167 were Market Return Options and 330,833 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the nine months ended September 30, 2017 was $6.05 and $6.59, respectively.

During the nine months ended September 30, 2016, the compensation committee granted 992,818 options to employees, of which 646,998 were Market Return Options, 171,002 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 18,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options, Director Service Options and Vested Options granted during the nine months ended September 30, 2016 was $5.99, $5.98, and $5.25, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected volatility	33.3%	33.2%	33.3%	33.2-33.3%
Risk-free interest rate	2.1%	1.4%	2.0-2.2%	1.2-1.6%
Expected years until exercise	6.2	6.6	6.2-7.4	5.2-6.6
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of sales	$11	$13	$73	$74
Operating expenses:
Selling, general and administrative	469	269	1,251	1,588
Research and development	3	3	5	144
	$483	$285	$1,329	$1,806

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

12. MEMBERSHIP DEFICIT

During the nine months ended September 30, 2017, DJO issued 45,774 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 416,206 shares of DJO’s common stock, from which we withheld 370,432 shares to cover $6.1 million of aggregate option exercise price and income tax withholdings and issued the remaining 45,774 shares.

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

14. COMMITMENTS AND CONTINGENCIES

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company has cooperated with the U.S. Attorney’s Office in Minnesota (USAO) and the Civil Division of the Department of Justice, which jointly handled the investigation of issues related to the subpoena. We produced responsive documents and fully cooperated in the investigation. In October 2017, we reached a settlement in principle with the USAO and the Civil Division to resolve the government’s investigation of claims under the False Claims Act and we are in the process of negotiating a formal settlement agreement. While the final terms of this settlement agreement have not been completed, the Company has agreed to pay a monetary penalty of $7.62 million, plus interest  from October 12, 2017 until payment. It is anticipated that this monetary payment will be made in the 4th quarter of 2017. Among other things, as part of the settlement the Company will not admit any wrongdoing, nor be subject to any ongoing corporate integrity obligations.

New Jersey Orthotics Investigation

In July 2013 we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the states of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey (“USAO”) in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We completed our production of all responsive documents requested by the USAO subpoenas in December of 2014, and have not received any response from the government subsequent thereto. Accordingly, we believe this investigation is no longer active.

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended September 30, 2017 and September 30, 2016, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales:
Bracing and Vascular	$127,971	$134,421	$376,439	$390,388
Recovery Sciences	39,346	39,793	116,622	114,817
Surgical Implant	46,613	40,852	146,197	126,477
International	76,946	71,974	234,753	227,116
	$290,876	$287,040	$874,011	$858,798
Operating income:
Bracing and Vascular	$27,060	$30,393	$72,292	$79,999
Recovery Sciences	11,322	7,683	30,938	22,184
Surgical Implant	9,126	7,908	27,328	21,190
International	14,894	11,657	42,013	35,299
Expenses not allocated to segments and eliminations	(40,633)	(35,397)	(135,085)	(105,422)
	$21,769	$22,244	$37,486	$53,250

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales:
United States	$213,930	$215,066	$639,258	$631,682
Other Europe, Middle East and Africa	36,047	33,440	112,388	107,956
Germany	19,926	19,128	61,957	62,091
Australia and Asia Pacific	12,130	11,141	34,894	32,543
Canada	6,667	6,428	19,027	18,862
Latin America	2,176	1,837	6,487	5,664
	$290,876	$287,040	$874,011	$858,798

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,578	$189	$15,251	$-	$39,018
Accounts receivable, net	—	130,061	44,970	—	175,031
Inventories, net	—	127,369	31,892	(333)	158,928
Deferred tax assets, net	—	—	—	—	—
Prepaid expenses and other current assets	73	16,640	7,504	1	24,218
Current assets of discontinued operations	—	511	—	—	511
Total current assets	23,651	274,770	99,617	(332)	397,706
Property and equipment, net	—	120,578	13,994	(34)	134,538
Goodwill	—	791,005	103,932	(31,926)	863,011
Intangible assets, net	—	613,116	9,344	—	622,460
Investment in subsidiaries	1,297,699	1,677,336	54,876	(3,029,911)	—
Intercompany receivables	239,678	—	—	(239,678)	—
Other non-current assets	—	3,464	2,646	(1)	6,109
Total assets	$1,561,028	$3,480,269	$284,409	$(3,301,882)	$2,023,824
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$81,506	$11,596	$—	$93,102
Current portion of debt obligations	10,550	—	4,043	—	14,593
Other current liabilities	42,922	99,259	30,500	(2)	172,679
Total current liabilities	53,472	180,765	46,139	(2)	280,374
Long-term debt obligations	2,363,479	—	9,371	—	2,372,850
Deferred tax liabilities, net	—	206,240	4,532	—	210,772
Intercompany payables, net	—	184,358	97,283	(281,641)	—
Other long-term liabilities	1,409	13,709	212	—	15,330
Total liabilities	2,418,360	585,072	157,537	(281,643)	2,879,326
Noncontrolling interests	—	—	1,830	—	1,830
Total membership (deficit) equity	(857,332)	2,895,197	125,042	(3,020,239)	(857,332)
Total liabilities and (deficit) equity	$1,561,028	$3,480,269	$284,409	$(3,301,882)	$2,023,824

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$240,709	$78,693	$(28,526)	$290,876
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,981 for three months ended September 30, 2017)	—	91,467	60,951	(30,093)	122,325
Selling, general and administrative	—	99,844	22,222	—	122,066
Research and development	—	8,017	847	—	8,864
Amortization of intangible assets	—	15,517	335	—	15,852
	—	214,845	84,355	(30,093)	269,107
Operating income (loss)	—	25,864	(5,662)	1,567	21,769
Other (expense) income:
Interest (expense) income, net	(43,558)	21	(154)	—	(43,691)
Loss on modification and extinguishment of debt
Other (expense) income, net	—	(10,915)	11,739	—	824
Intercompany income (expense), net	—	(589)	189	400	—
Equity in income (loss) of subsidiaries, net	20,865	—	—	(20,865)	—
	(22,693)	(11,483)	11,774	(20,465)	(42,867)

(Loss) income before income taxes	(22,693)	14,381	6,112	(18,898)	(21,098)
Income tax provision	—	220	(1,724)	—	(1,504)
Net (loss) income from continuing operations	(22,693)	14,601	4,388	(18,898)	(22,602)
Net income from discontinued operations	—	123	—	—	123
Net (loss) income	(22,693)	14,724	4,388	(18,898)	(22,479)
Net income attributable to noncontrolling interests	—	—	(214)	—	(214)
Net (loss) income attributable to DJOFL	$(22,693)	$14,724	$4,174	$(18,898)	$(22,693)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$737,202	$244,650	$(107,841)	$874,011
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $20,942 for the nine months ended September 30, 2017)	—	279,895	213,888	(127,004)	366,779
Selling, general and administrative	—	322,059	69,908	—	391,967
Research and development	—	24,530	2,536	—	27,066
Amortization of intangible assets	—	49,764	949	—	50,713
	—	676,248	287,281	(127,004)	836,525
Operating income (loss)	—	60,954	(42,631)	19,163	37,486
Other (expense) income:
Interest (expense) income, net	(129,361)	101	(186)	—	(129,446)
Other (expense) income, net	—	(29,203)	31,211	—	2,008
Intercompany income (expense), net	—	(300)	144	156	—
Equity in income (loss) of subsidiaries, net	32,316	—	—	(32,316)	—
	(97,045)	(29,402)	31,169	(32,160)	(127,438)
(Loss) income before income taxes	(97,045)	31,552	(11,462)	(12,997)	(89,952)
Income tax provision	—	(3,196)	(3,481)	—	(6,677)
Net (loss) income from continuing operations	(97,045)	28,356	(14,943)	(12,997)	(96,629)
Net income from discontinued operations	—	228	—	—	228
Net (loss) income	(97,045)	28,584	(14,943)	(12,997)	(96,401)
Net income attributable to noncontrolling interests	—	—	(644)	—	(644)
Net (loss) income attributable to DJOFL	$(97,045)	$28,584	$(15,587)	$(12,997)	$(97,045)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(22,693)	$14,724	$4,388	$(18,898)	$(22,479)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) of ($1,636) for the three months ended September 30, 2017	—	—	1,804	—	1,804
Unrealized (loss) gain on cash flow hedges, net of tax provision of $116 thousand for the three months ended September 30, 2017	319				319
Other comprehensive income (loss)	(22,693)	14,724	6,192	(18,898)	2,123
Comprehensive loss	(22,374)	14,724	6,192	(18,898)	(20,356)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	(266)	—	(266)
Comprehensive loss attributable to DJO Finance LLC	$(22,374)	$14,724	$5,926	$(18,898)	$(20,622)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(97,045)	$28,584	$(14,943)	$(12,997)	$(96,401)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax (provision) of $(5,851) for the nine months ended September 30, 2017	-	-	6,757	-	6,757
Unrealized (loss) gain on cash flow hedges, net of tax provision of $137 thousand for the nine months ended September 30, 2017	379	-	-	-	379
Other comprehensive income	379	-	6,757	-	7,136
Comprehensive (loss) income	(96,666)	28,584	(8,186)	(12,997)	(89,265)
Comprehensive income attributable to noncontrolling interests	-	-	249	-	249
Comprehensive (loss) income attributable to DJO Finance LLC	$(96,666)	$28,584	$(7,937)	$(12,997)	$(89,016)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss	$(97,045)	$28,584	$(14,943)	$(12,997)	$(96,401)
Net income from discontinued operations		(228)			$(228)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	-	28,533	3,776	(21)	32,288
Amortization of intangible assets	-	49,764	949	-	50,713
Amortization of debt issuance costs and non-cash interest expense	6,153	-	-	-	6,153
Stock-based compensation expense	-	1,329	-	-	1,329
Loss on disposal of assets, net	-	891	110	-	1,001
Deferred income tax expense	-	2,605	260	-	2,865
Equity in (loss) income of subsidiaries, net	(32,316)	-	-	32,316	-
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	-	4,120	3,352	-	7,472
Inventories	-	(5,401)	17,985	(20,543)	(7,959)
Prepaid expenses and other assets	(31)	(382)	(877)	728	(562)
Accounts payable and other current liabilities	25,202	41,262	453	(1,839)	65,078
Net cash provided by (used in) continuing operating activities	(98,037)	151,077	11,065	(2,356)	61,749
Net cash provided (used in) by discontinued operations	-	228	-	-	228
Net cash provided by (used in) provided by operating activities	(98,037)	151,305	11,065	(2,356)	61,977
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(30,501)	(3,096)	-	(33,597)
Net cash used in investing activities from continuing operations	-	(30,501)	(3,096)	-	(33,597)
Cash Flows From Financing Activities:
Intercompany	143,867	(120,243)	(25,980)	2,356	-
Proceeds from issuance of debt	52,000	-	13,275	-	65,275
Repayments of debt obligations	(86,913)	-	(377)	-	(87,290)
Repurchase of common stock	(3,600)	-	-	-	(3,600)
Investment by parent	443	-	-	-	443
Dividend paid to minority interest	-	-	(1,102)	-	(1,102)
Net cash provided by (used in) financing activities	105,797	(120,243)	(14,184)	2,356	(26,274)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,700	-	1,700
Net (decrease) increase in cash and cash equivalents	7,760	561	(4,515)	-	3,806
Cash and cash equivalents, beginning of year	15,818	(372)	19,766	-	35,212
Cash and cash equivalents, end of year	$23,578	$189	$15,251	$-	$39,018

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

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$251,577	$74,039	$(38,576)	$287,040
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $7,057)	—	95,930	70,239	(43,636)	122,533
Selling, general and administrative	—	94,261	20,527	—	114,788
Research and development	—	7,633	848	—	8,481
Amortization of intangible assets	—	18,607	387	—	18,994
	—	216,431	92,001	(43,636)	264,796
Operating income (loss)	—	35,146	(17,962)	5,060	22,244
Other (expense) income:
Interest (expense) income, net	(42,700)	39	(22)	—	(42,683)
Other (expense) income, net	—	(9,297)	9,277	—	(20)
Intercompany (expense) income, net	—	555	(670)	115	—
Equity in income of subsidiaries, net	20,119	—	—	(20,119)	—
	(22,581)	(8,703)	8,585	(20,004)	(42,703)
(Loss) income before income taxes	(22,581)	26,443	(9,377)	(14,944)	(20,459)
Income tax provision	—	(1,858)	(308)	—	(2,166)
Net (loss) income from continuing operations	(22,581)	24,585	(9,685)	(14,944)	(22,625)
Net income from discontinued operations	—	142	—	—	142
Net (loss) income	(22,581)	24,727	(9,685)	(14,944)	(22,483)
Net income attributable to noncontrolling interests	—	—	(99)	—	(99)
Net (loss) income attributable to DJOFL	$(22,581)	$24,727	$(9,784)	$(14,944)	$(22,582)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$747,449	$232,712	$(121,363)	$858,798
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $21,544)	—	285,236	208,950	(133,096)	361,090
Selling, general and administrative	—	289,898	68,446	—	358,344
Research and development	—	25,742	2,715	—	28,457
Amortization of intangible assets	—	56,453	1,204	—	57,657
	—	657,329	281,315	(133,096)	805,548
Operating income (loss)	—	90,120	(48,603)	11,733	53,250
Other (expense) income:
Interest (expense) income, net	(127,431)	110	(28)	-	(127,349)
Other (expense) income, net	(8)	(25,870)	26,610	-	732
Intercompany (expense) income, net	—	(14,229)	14,082	147	-
Equity in income of subsidiaries, net	43,262	—	—	(43,262)	-
	(84,177)	(39,989)	40,664	(43,115)	(126,617)
(Loss) income before income taxes	(84,177)	50,131	(7,939)	(31,382)	(73,367)
Income tax provision	—	(7,936)	(3,220)	—	(11,156)
Net (loss) income from continuing operations	(84,177)	42,195	(11,159)	(31,382)	(84,523)
Net income from discontinued operations	—	807	—	—	807
Net (loss) income	(84,177)	43,002	(11,159)	(31,382)	(83,716)
Net income attributable to noncontrolling interests	—	—	(461)	—	(461)
Net (loss) income attributable to DJOFL	$(84,177)	$43,002	$(11,620)	$(31,382)	$(84,177)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(22,581)	$24,727	$(9,685)	$(14,944)	$(22,483)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1	—	—	1,086	—	1,086
Unrealized loss on cash flow hedges, net of tax provision of zero	45	—	—	—	45
Other comprehensive loss	45	—	1,086	—	1,131
Comprehensive (loss) income	(22,536)	24,727	(8,599)	(14,944)	(21,352)
Comprehensive income attributable to noncontrolling interests	—	—	(131)	—	(131)
Comprehensive (loss) income attributable to DJO Finance LLC	$(22,536)	$24,727	$(8,730)	$(14,944)	$(21,483)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(84,177)	$43,002	$(11,159)	$(31,382)	$(83,716)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $167	-	-	(1,764)	-	(1,764)
Unrealized loss on cash flow hedges, net of tax provision of zero	(7,997)	-	-	-	(7,997)
Other comprehensive loss	(7,997)	-	(1,764)	-	(9,761)
Comprehensive (loss) income	(92,174)	43,002	(12,923)	(31,382)	(93,477)
Comprehensive loss attributable to noncontrolling interests	-	-	(533)	-	(533)
Comprehensive (loss) income attributable to DJO Finance LLC	$(92,174)	$43,002	$(13,456)	$(31,382)	$(94,010)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2016

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(84,177)	$43,002	$(11,159)	$(31,382)	$(83,716)
Net loss from discontinued operations	—	(807)	—	—	(807)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	26,862	3,730	(41)	30,551
Amortization of intangible assets	—	56,453	1,204	—	57,657
Amortization of debt issuance costs and non-cash interest expense	5,769	—	—	—	5,769
Stock-based compensation expense	—	1,806	—	—	1,806
Gain on disposal of assets, net	—	482	86	4	572
Deferred income tax expense (benefit)	—	5,920	315	—	6,235
Equity in income (loss) of subsidiaries, net	(43,262)	—	—	43,262	—
Changes in operating assets and liabilities:
Accounts receivable	—	(6,506)	(2,535)	—	(9,041)
Inventories	—	(7,899)	7,236	(12,255)	(12,918)
Prepaid expenses and other assets	1,282	(3,493)	(1,176)	1,195	(2,192)
Accounts payable and other current liabilities	26,839	1,823	309	(2,991)	25,980
Net cash (used in) provided by continuing operating activities	(93,549)	117,643	(1,990)	(2,208)	19,896
Net cash used in discontinued operations	—	(9,906)	—	—	(9,906)
Net cash (used in) provided by operating activities	(93,549)	107,737	(1,990)	(2,208)	9,990
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(36,910)	(3,880)	(1)	(40,791)
Proceeds from disposition of assets		946	—	—	946
Net cash (used in) provided by investing activities from continuing operations	—	(35,964)	(3,880)	(1)	(39,845)
Cash Flows from Financing Activities:
Intercompany	56,269	(70,101)	11,623	2,209	—
Proceeds from issuance of debt	63,000	—	—	—	63,000
Repayments of debt	(35,913)	—	—	—	(35,913)
Net cash provided by (used in) financing activities	83,356	(70,101)	11,623	2,209	27,087
Effect of exchange rate changes on cash and cash equivalents	—	—	259	—	259
Net (decrease) increase in cash and cash equivalents	(10,193)	1,672	6,012	—	(2,509)
Cash and cash equivalents at beginning of period	29,673	160	19,110	—	48,943
Cash and cash equivalents at end of period	$19,480	$1,832	$25,122	$—	$46,434

17. SUBSEQUENT EVENTS

In the fourth quarter of 2017, our subsidiary, Ormed GmbH, entered into two financing arrangements with Deutsche Leasing AG and Sparkasse Freiburg. The arrangement with Deutsche Leasing provides for a sale and lease back of continuous passive motion (CPM) devices for a total of €3.5 million ($4.1 million based on the September 30, 2017 currency conversion rate), maturing within 36 and 48 months.  The second arrangement with Sparkasse Freiburg, is a loan agreement consisting of a term loan €4.0  million ($4.7 million based on the September 30, 2017 currency conversion rate) and a revolving line of credit of up to €1.5 million ($1.8 million based on the September 30, 2017 currency conversion rate), with a maturity date of August 30, 2019.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Bracing and Vascular:
Net sales	$127,971	$134,421	$376,439	$390,388
Operating income	27,060	30,393	72,292	79,999
Operating income as a percent of net segment sales	21.1%	22.6%	19.2%	20.5%
Recovery Sciences:
Net sales	$39,346	$39,793	$116,622	$114,817
Operating income	11,322	7,683	30,938	22,184
Operating income as a percent of net segment sales	28.8%	19.3%	26.5%	19.3%
Surgical Implant:
Net sales	$46,613	$40,852	$146,197	$126,477
Operating income	9,126	7,908	27,328	21,190
Operating income as a percent of net segment sales	19.6%	19.4%	18.7%	16.8%
International:
Net sales	$76,946	$71,974	$234,753	$227,116
Operating income	14,894	11,657	42,013	35,299
Operating income as a percent of net segment sales	19.4%	16.2%	17.9%	15.5%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Net sales	$290,876	100.0%	$287,040	100.0%	$874,011	100.0%	$858,798	100.0%
Costs and operating expenses:
Cost of sales (1)	122,325	42.1	122,533	42.7	366,779	42.0	361,090	42.0
Selling, general and administrative	122,066	42.0	114,788	40.0	391,967	44.8	358,344	41.8
Research and development	8,864	3.0	8,481	3.0	27,066	3.1	28,457	3.3
Amortization of intangible assets	15,852	5.4	18,994	6.6	50,713	5.8	57,657	6.7
	269,107	92.5	264,796	92.3	836,525	95.7	805,548	93.8
Operating income	21,769	7.5	22,244	7.7	37,486	4.3	53,250	6.2
Other (expense) income:
Interest expense, net	(43,691)	(15.0)	(42,683)	(14.8)	(129,446)	(14.8)	(127,349)	(14.8)
Other income (loss), net	824	0.3	(20)	-	2,008	0.2	732	0.1
	(42,867)	(14.7)	(42,703)	(14.8)	(127,438)	(14.6)	(126,617)	(14.7)
Loss before income taxes	(21,098)	(7.3)	(20,459)	(7.1)	(89,952)	(10.3)	(73,367)	(8.5)
Income tax provision	(1,504)	(0.5)	(2,166)	(0.8)	(6,677)	(0.8)	(11,156)	(1.3)
Net loss from continuing operations	(22,602)	(7.8)	(22,625)	(7.9)	(96,629)	(11.1)	(84,523)	(9.8)
Net income (loss) from discontinued operations	123	0.0	142	-	228	0.0	807	0.1
Net loss	(22,479)	(7.7)	(22,483)	(7.9)	(96,401)	(11.0)	(83,716)	(9.7)
Net income attributable to noncontrolling interests	(214)	(0.1)	(99)	—	(644)	(0.1)	(461)	(0.1)
Net loss attributable to DJO Finance LLC	$(22,693)	(11.7)%	$(22,582)	(7.9)%	$(97,045)	(12.8)%	$(84,177)	9.8%

(1)

Cost of sales is exclusive of amortization of intangible assets of $6,981 and $20,942 for the three and nine months ended September 30, 2017 and $7,057 and $21,544 for the three and nine months ended September 30, 2016, respectively.

Three Months Ended September 30, 2017 (third quarter 2017) compared to Three Months Ended September 30, 2016 (third quarter 2016)

Net Sales. Net sales for third quarter 2017 increased 1.3% to $290.9 million, compared to net sales of $287.0 million for third quarter 2016. The increase was primarily driven by our Surgical Implant segment, offset by decreases in our Bracing and Vascular and Recovery Science segments.  Excluding the favorable impact of foreign currency exchange rates in the International segment of $1.8 million, net sales increased by 0.3% in constant currency for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The following table sets forth our net sales by operating segment ($ in thousands):

	Third Quarter 2017	% of Net Sales	Third Quarter 2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$127,971	44.0%	$134,421	46.8%	$(6,450)	(4.8)%
Recovery Sciences	39,346	13.4	39,793	13.9	(447)	(1.1)
Surgical Implant	46,613	16.0	40,852	14.2	5,761	14.1
International	76,946	26.5	71,974	25.1	4,972	6.9
Total net sales	$290,876	100.0%	$287,040	100.0%	$3,836	1.3%

Net sales in our Bracing and Vascular segment were $128.0 million for third quarter 2017, a decrease of 4.8% from net sales of $134.4 million for third quarter 2016. The decrease was primarily due to reduced sales caused by the hurricanes in the US and across the Company’s bracing and support products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our direct consumer products.

Net sales in our Recovery Sciences segment were $39.3 million for third quarter 2017, a decrease of 1.1% from net sales of $39.8 million for third quarter 2016. The decrease is due to growth in Chattanooga rehabilitation equipment and Consumer product line, offset by a decline in Regeneration CMF products.

Net Sales in our Surgical Implant segment were $46.6 million for third quarter 2017, an increase of 14.1% from net sales of $40.9 million for third quarter 2016. The segment had strong organic growth in hip, knee and shoulder implant product lines.

Net sales in our International segment were $76.9 million for third quarter 2017, an increase of 6.9% from net sales of $72.0 million for third quarter 2016. In constant currency, excluding the favorable impact of $1.8 million related to changes in foreign exchange rates in effect during third quarter 2017 compared to third quarter 2016, net sales increased 2.6%. Growth was driven by stronger sales in direct markets, primarily Australia, France and Germany, as well as continued growth in our export markets.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 42.1% for third quarter 2017, compared to 42.7% for third quarter 2016 mainly due to a mix between and within the reporting segments.

Selling, General and Administrative (SG&A). SG&A expenses increased to $122.1 million for third quarter 2017, from $114.8 million in third quarter 2016. As a percentage of net sales, SG&A expenses increased to 41.8% for third quarter 2017 from 40.0% for third quarter 2016 mainly due to business transformation expenses.

Research and Development (R&D). R&D expenses were $8.9 million for third quarter 2017, compared to $8.5 million in third quarter 2016. As a percentage of net sales, R&D expenses were relatively flat at 3.0% for third quarter 2017 compared to 3.0% for third quarter 2016. The Company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $15.9 million for third quarter 2017, from $19.0 million for third quarter 2016. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $43.7 million for third quarter 2017 compared to $42.7 million for third quarter 2016. The increase was due to a higher balance on our senior secured credit facilities for third quarter 2017 compared to third quarter 2016.

Other Income, Net. Other income, net, increased to $0.8 million for third quarter 2017 compared to $20 thousand for the third quarter 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For third quarter 2017, we recorded an income tax provision of $1.5 million on a pre-tax loss of $21.1 million, resulting in a negative effective tax rate of 7.1%. For third quarter 2016, we recorded a tax provision of $2.2 million on pre-tax losses of $20.5 million, resulting in a negative effective tax rate of 10.6%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.1 million was recognized for third quarter 2017. Net income from discontinued operations was $0.1 million for third quarter of 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Nine Months Ended September 30, 2017 (nine months 2017) compared to Nine Months Ended September 30, 2016 (nine months 2016)

Net Sales. Net sales for nine months 2017 increased 1.8% to $874.0 million, compared to net sales of $858.8 million for nine months 2016. Excluding the unfavorable impact of foreign currency exchange rates in the International segment of $1.0 million, net sales increased $16.2 million, or 1.9% for nine months 2017 compared to nine months 2016. The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first nine months may have more or fewer shipping days from year to year based on the days of the week on which holidays fall. The nine months of 2017 had one less shipping day than in the nine months 2016. Adjusted for the number of shipping days and the 0.1% negative impact of currency exchange rates, net sales grew 1.9% over the prior year nine months. The increase was primarily driven by our Surgical Implant segment, offset by decreases in our Bracing and Vascular segment.

The following table sets forth our net sales by operating segment ($ in thousands):

	Nine Months 2017	% of Net Sales	Nine Months 2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$376,439	43.1%	$390,388	45.5%	$(13,949)	(3.6)%
Recovery Sciences	116,622	13.3	114,817	13.4	1,805	1.6
Surgical Implant	146,197	16.7	126,477	14.7	19,720	15.6
International	234,753	26.9	227,116	26.4	7,637	3.4
Total net sales	$874,011	100.0%	$858,798	100.0%	$15,213	1.8%

Net sales in our Bracing and Vascular segment were $376.4 million for nine months 2017, a decrease of 3.6% from net sales of $390.4 million for nine months 2016. Adjusted for the number of shipping days, net sales decreased 2.9% in nine months 2017 compared to nine months 2016. The decrease was primarily due to lower sales of our DonJoy deep vein thrombosis, Aircast and Procare products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our direct consumer products.

Net sales in our Recovery Sciences segment were $116.6 million for nine months 2017, an increase of 1.6% from net sales of $114.8 million for nine months 2016. Adjusted for the number of shipping days, net sales in our Recovery Sciences segment increased 2.4% for nine months 2017 compared to the prior year nine months. The increase was driven by strong sales of consumer retail Compex muscle stimulator devices as well as clinic electrotherapy devices.

Net sales in our Surgical Implant segment were $146.2 million for nine months 2017, an increase of 15.6% from net sales of $126.5 million for nine months 2016. Adjusted for the number of shipping days, net sales in our Surgical Implant segment grew 16.5% over the prior year nine months. The segment had strong organic growth in hip and shoulder products due to new product introductions and new accounts.

Net sales in our International segment were $234.8 million for nine months 2017, an increase of 3.4% from net sales of $227.1 million for nine months 2016. In constant currency, excluding an unfavorable impact of $0.9 million related to changes in foreign exchange rates in effect during nine months 2017 compared to the rates in effect in nine months 2016, net sales increased 3.8% for nine months 2017 compared to nine months 2016. Adjusted for the number of shipping days, net sales in our International segment increased 4.5% on a constant currency basis for nine months 2017 compared to nine months 2016. Growth was driven by stronger sales in direct markets, primarily France, Australia, Germany and Scandinavia, as well as continued growth in our export markets.

Cost of Sales. As a percentage of net sales, cost of sales remained essentially flat at 42.0% for nine months 2017, compared to 42.0% for nine months 2016.

Selling, General and Administrative (SG&A). SG&A expenses increased to $392.0 million for nine months 2017, from $358.3 million in nine months 2016. The increase was mainly due to business transformation expenses.

Research and Development (R&D). R&D expenses were $27.1 million for nine months 2017, compared to $28.5 in million nine months 2016, relatively consistent as a percentage of net sales at 3.1% and 3.3% of net sales, respectively. The company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $50.7 million for nine months 2017, from $57.7 million for nine months 2016. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $129.4 million for nine months 2017 compared to $127.3 million for nine months 2016. The increase was due to a higher balance on our senior secured credit facilities for nine months 2017 compared to third quarter 2016.

Other Income, Net. Other income, net, increased to $2.0 million for nine months 2017 from $0.7 million for nine months 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For nine months 2017, we recorded an income tax provision of $6.7 million on a pre-tax loss of $90.0 million, resulting in a negative effective tax rate of 7.4%. For nine months 2016, we recorded a tax provision of $11.2 million on pre-tax losses of $73.4 million, resulting in a negative effective tax rate of 15.2%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.2 million was recognized for nine months 2017. Net income from discontinued operations was $0.8 million for nine months of 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Liquidity and Capital Resources

As of September 30, 2017, our primary sources of liquidity consisted of cash and cash equivalents totaling $39.0 million and our $150.0 million ABL Facility, of which $88.8 million was available. Our revolving loan balance under our ABL Facility was $55.0 million as of September 30, 2017 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy. Working capital at September 30, 2017 was $117.3 million.

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

Cash Flows

Operating activities from continuing operations provided $61.7 million and provided $19.9 million of cash for nine months 2017 and 2016, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The decrease in working capital accounts is primarily attributable to increases in accounts payable, and accrued expenses.  For nine months 2017 and 2016, cash paid for interest was $97.9 million and $92.9 million, respectively.

Investing activities from continuing operations used $33.6 million and $39.8 million of cash for nine months 2017 and 2016, respectively. Cash used in investing activities for nine months 2017 and 2016 was for purchases of property and consigned surgical instruments to support growth and IT automation technology.

Financing activities used cash of $26.3 million and provided cash of $27.1 million in nine months 2017 and 2016, respectively. Cash used in and provided by financing activities in nine months 2017 and 2016 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2017 cash used in financing activities consisted of payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $30.4 million, was as follows for September 30, 2017 (in thousands):

	September 30, 2017		December 31, 2016
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$55,000	$53,724	$82,000	$80,365
Term loans	1,033,900	1,024,405	1,041,813	1,029,816
	1,088,900	1,078,129	1,123,813	1,110,181
Notes:
8.125% second lien notes due 2021	1,015,000	1,002,678	1,015,000	1,000,649
10.75% third lien notes due 2020	298,471	293,214	298,471	291,958
	1,313,471	1,295,892	1,313,471	1,292,607
Other debt	13,414	13,422	—	—
Total indebtedness	$2,415,785	$2,387,443	$2,437,284	$2,402,788

Credit Facilities.

Our credit facilities at September 30, 2017 consisted of $1,033.9 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $55.0 million at September 30, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of September 30, 2017, our actual first lien net leverage ratio was 3.75:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 30, 2017 was 1.66:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2017 and September 30, 2016 and the twelve months ended September 30, 2017 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016	2017
Net loss attributable to DJO Finance LLC	$(22,693)	$(22,582)	$(97,045)	$(84,177)	$(299,172)
Income (loss) from discontinued operations, net	(123)	(142)	(228)	(806)	(560)
Interest expense, net	43,691	42,683	129,446	127,349	172,176
Income tax provision (benefit)	1,504	2,166	6,677	11,156	(11,330)
Depreciation and amortization	26,285	29,031	83,001	88,208	112,686
Non-cash charges (a)	1,204	338	2,312	2,941	181,770
Non-recurring and integration charges (b)	15,712	9,895	59,296	25,832	82,139
Other adjustment items (c)	1,249	1,938	4,160	5,302	9,413
	66,829	63,327	187,619	175,805	247,122
Permitted pro forma adjustments applicable to the twelve month period only (d) Future cost savings					32,967
Adjusted EBITDA	$66,829	$63,327	$187,619	$175,805	$280,089

(a)	Non-cash items are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016	2017
Stock compensation expense	$483	$285	$1,329	$1,806	$2,711
Loss on disposal of fixed assets and assets held for sale, net	721	(4)	983	886	1,046
Impairment of goodwill (1)	—	—	—	—	160,000
Inventory adjustments (2)	—	—	—	—	18,013
Purchase accounting adjustments (3)	—	57	—	249	—
Total non-cash charges	$1,204	$338	$2,312	$2,941	$181,770

(1)

Impairment of goodwill and intangible assets for the twelve months ended September 30, 2017 consisted of a goodwill impairment charge of $99.0 million and $61.0 million related to the CMF and Vascular reporting units, respectively. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

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

(3)	Purchase accounting adjustments consisted of amortization of fair market value inventory adjustments for all periods presented.

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016	2017
Restructuring and reorganization (1)	$11,391	$1,177	$50,441	$3,998	$64,089
Acquisition related expenses and integration (2)	879	2,873	1,457	8,855	2,952
Executive transition	-	914	(49)	954	1,048
Litigation and regulatory costs and settlements, net (3)	3,336	4,576	6,748	11,062	12,248
Other non-recurring items	-	287	-	895	-
IT automation projects	106	68	699	68	1,802
Total non-recurring and integration charges	$15,712	$9,895	$59,296	$25,832	$82,139

(1)	Consist of costs related to the Company’s business transformation projects to improve the Company’s operational profitability and liquidity.
(2)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(3)

For the twelve months ended September 30, 2017, litigation and regulatory costs consisted of $3.3 million in litigation costs related to ongoing product liability issues and $8.9 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Nine Months Ended		Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016	2017
Blackstone monitoring fees	$1,750	$1,750	$5,250	$5,250	$7,000
Non-controlling interests	214	99	644	461	806
Other (1)	(715)	89	(1,734)	(409)	1,607
Total other adjustment items	$1,249	$1,938	$4,160	$5,302	$9,413

(1)	Other adjustments consist primarily of net realized and unrealized foreign currency transaction gains and losses.
(d)	Permitted pro forma adjustments include future cost savings related to the exit of our Empi business and our business transformation initiative.

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

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 30, 2017, we have $1,313.5 million of aggregate fixed rate notes and $1,033.9 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the nine months ended September 30, 2017 by $4.2 million. As of September 30, 2017, our term loans are subject to a 1.00% minimum LIBOR rate which is higher than the actual LIBOR rate of 1.24% as of September 30, 2017.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the euro and the Mexican peso. For three and nine months ended September 30, 2017, sales reported in foreign currencies accounted for approximately 23.5% and 24.3% of our consolidated net sales, of which 15.7% and 16.7% were approximately reported in the euro, respectively. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.  Except for the matters described below, there have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company has cooperated with the U.S. Attorney’s Office in Minnesota (USAO) and the Civil Division of the Department of Justice, which jointly handled the investigation of issues related to the subpoena. We produced responsive documents and fully cooperated in the investigation. In October 2017, we reached a settlement in principle with the USAO and the Civil Division to resolve the government’s investigation of claims under the False Claims Act and we are in the process of negotiating a formal settlement agreement. While the final terms of this settlement agreement have not been completed, the Company has agreed to pay a monetary penalty of $7.62 million, plus interest from October 12, 2017 until payment. It is anticipated that this monetary payment will be made in the 4th quarter of 2017. Among other things, as part of the settlement the Company will not admit any wrongdoing, nor be subject to any ongoing corporate integrity obligations.

New Jersey Orthotics Investigation

In July 2013 we were served with a subpoena under the Health Insurance Portability and Accountability Act seeking documents relating to the fitting of custom-fabricated or custom-fitted orthoses in the states of New Jersey, Washington and Texas. The subpoena was issued by the United States Attorney’s Office for the District of New Jersey (“USAO”) in connection with an investigation of compliance with professional licensing statutes in those states relating to the practice of orthotics. We completed our production of all responsive documents requested by the USAO subpoenas in December of 2014, and have not received any response from the government subsequent thereto. Accordingly, we believe this investigation is no longer active.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) the Unaudited Consolidated Statement of Deficit for the nine months ended September 30, 2017, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: November 14, 2017	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer