Form 10-K
period 2017-12-31
DJO Finance LLC
filed 2018-03-16
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of March 15, 2018, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) of DJO Finance LLC (DJOFL, or the Company) for the year ended December 31, 2017 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are intended to be covered by the safe harbors created thereby. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. Specifically, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may contain forward-looking statements. These statements can be identified because they use words like “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy, the trends in our industry and the benefits of our acquisitions.

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

Business Transformation Initiative

In March 2017, we announced that we had embarked on a series of business transformation projects to improve our liquidity and profitability and to improve our customers’ experiences.  During 2017, this business transformation initiative focused on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, we established a team of senior managers to direct this effort and engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  We believe that the costs of the outside experts, tools and related activities have been significantly offset by the cost savings realized from the implementation of these transformation plans.  As a part of this transformation initiative, we took action to improve our liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improved our organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimized our procurement of direct and indirect materials and services; improved our manufacturing, distribution, and sales and sales operations planning; and improved our profitability associated with the mix of our customers and products.  Our transformation projects will continue through the end of 2018 as we shift our emphasis to improving revenue growth, including increasing our new product development and increasing our investment in our reimbursement business; improving the Customer Experience, including improving service levels and implementing online order entry; and achieving operational excellence, including improving production procurement spend, enhancing our distribution center network, optimizing our overall facility footprint in North America and improving our overall liquidity.

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

The following table summarizes our Recovery Sciences segment product categories:

Product Category	Description
Iontophoresis	Needle-free transdermal drug delivery
Bone growth stimulation (CMF)	Non-union fracture bone growth stimulation devices Adjunct to spinal fusion bone growth stimulation devices
Clinical electrotherapy	TENS NMES Ultrasound / Acoustic wave therapy Laser / Light therapy Shortwave Diathermy Electrodes
Patient care	Patient safety devices Continuous passive motion devices (CPM) Back braces Compounded pain relief cream
Physical therapy tables and traction products	Treatment tables Traction tables Cervical traction for home use Lumbar traction for home use
Hot, cold and compression therapy	Dry heat therapy Hot/cold therapy Paraffin wax therapy Moist heat therapy Cold therapy Compression therapy

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

The ProCare/Aircast brand is sold by direct and independent sales representatives that manage a network of distributors focused on selling our bracing and supports products to primary and acute care facilities. Vascular systems are also included in this brand. These products are generally sold in non-exclusive territories to third party distributors as well as through our direct sales force. Our distributors include large, national third party distributors such as Owens & Minor Inc., McKesson and Cardinal Health, regional medical and surgical distributors, outpatient surgery centers and medical products buying groups that consist of a number of healthcare providers who make purchases through the buying group. These distributors and our direct sales force generally sell our products to large hospital chains, primary care networks and orthopedic physicians for use by their patients. In addition, we sell our products through group purchasing organizations (GPOs) that are a preferred purchasing source for members of a buying group. These products generally do not require significant customer education for their use. Our vascular pumps are provided to primary and acute care facilities, supplemented by vascular system specialists. Our vascular systems pumps and related equipment are typically consigned to hospitals, and the hospitals then purchase the cuffs that are applied to each patient. We have recently introduced vascular pumps for home use.

Under the Dr. Comfort brand, we market and distribute our therapeutic footwear and related medical and comfort products primarily through the podiatry, home medical equipment (HME), pharmacy, and orthotic and prosthetic (O&P) channels through our sales force of direct and independent sales representatives. Compression hosiery is private labeled and sold to customers who resell the products.

OfficeCare provides stock and bill arrangements for physician practices. Through OfficeCare, we maintain an inventory of bracing and supports products at approximately 3,200 orthopedic practices and other healthcare facilities for immediate distribution to patients. We then bill the patient or, if applicable, a third party payor.

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

Our manufacturing facility in Tijuana, Mexico is our largest manufacturing facility. Our Mexico facility has achieved ISO 13485 certification. This certification reflects internationally recognized quality standards for manufacturing and assists us in marketing our products. Our Vista, California facility has achieved certification to ISO 13485, the Canadian Medical Device Regulation and the European Medical Device Directive. Products manufactured at the Vista, California facility include our custom rigid knee bracing products, the pump portion of our vascular systems products, and our CMF, bone growth stimulation products. Products manufactured at our Tijuana, Mexico facility include most of our bracing and supports product lines, and most of our Chattanooga products including electrotherapy devices, patient care products and continuous passive motion (CPM) devices. Within both our Vista and Tijuana facilities, we operate vertically integrated manufacturing and packaging operations and many subassemblies and components are produced in-house. These include metal stamped parts, injection molded components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which typically provide savings in the development of tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

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

In recent years, Congress has enacted a number of laws that affect Medicare reimbursement for and coverage of durable medical equipment (DME), prosthetics, orthotics and supplies (DMEPOS), including many of our products. These laws have included temporary freezes or reductions in Medicare fee schedule updates. For instance, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended (the Affordable Care Act or ACA). Several provisions of the ACA specifically impact the medical equipment industry. Among other things, the ACA eliminated the full inflation update to the DMEPOS fee schedule for the years 2011 through 2014. Instead, beginning in 2011, the ACA reduced the inflation update for DMEPOS by a “productivity adjustment” factor intended to reflect productivity gains in delivering health care services. For 2017, the update factor is 0.7%, based on a 1.0% inflation update that is reduced by a 0.3% productivity adjustment. The 2018 update factor is 1.1%, reflecting a 1.6% inflation update that is reduced by a 0.5% productivity adjustment. As discussed below, Medicare fee schedule rates are further adjusted to take into account DMEPOS competitive bidding rates, beginning in 2016.

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. Although off-the-shelf orthotics are eligible to be competitively bid, CMS has not yet included these items in any rounds of competitive bidding.  On January 31, 2017, CMS announced plans to consolidate all rounds and areas included in the Competitive Bidding Program into a single round of competition; off-the-shelf orthotics still were not included. Seven days later, the Medicare program announced a “temporary delay” in moving forward with this plan; CMS has not released additional information to date. In its proposed FY 2019 budget, the Trump Administration proposes a geographic expansion of competitive bidding to all areas of the country, and it proposes to pay winning suppliers at their own bid amount rather than a single payment amount. These proposals would require Congressional approval. The ACA also authorizes the Secretary to use competitive bidding payment information to adjust OTS orthotics payments and other fee schedule amounts in areas outside of CBAs beginning in 2016. CMS finalized the methodology for making such fee schedule adjustments in a November 6, 2014 final rule, but the methodology does not apply to OTS orthotics until such time as these items are subject to competitive bidding.  On February 9, 2016, President Obama issued his fiscal year 2017 budget proposal, in which he called for competitive bidding to be expanded to additional categories of DMEPOS, including all orthotics (not just OTS orthotics) in order to achieve budget savings; such a change would require Congress to enact legislation to modify the Social Security Act. Congress did not act on this proposal during President Obama’s term.  There can be no assurances that Congress will not consider legislation to expand the products subject to competitive bidding in the future.

CMS has revised its DMEPOS Quality Standards to include a new type of therapeutic shoe insert for individuals with diabetes that is fabricated without molding it to beneficiary-specific physical positive models. The revisions allow the use of direct carving (milling) using a Computer-Aided Design/Computer-Aided Manufacturing (CAD-CAM) or similar system, without the creation of a physical positive model, as a custom fabricated therapeutic shoe insert manufacturing technique falling under the scope of the Therapeutic Shoes Part B benefit.  To facilitate implementation of this new category of therapeutic shoe inserts, CMS has created a new HCPCS code (K0903), which will be effective April 1, 2018, and established specific criteria for its use.  CMS has not announced the fee schedule amount for this new code.  Manufacturers wishing to use K0903 or A5513 (which describes a custom fabricated therapeutic shoe insert created on a physical model of the individual beneficiary's foot) must submit their products for coding verification.  There can be no assurance that our products will be determined to comply with the new coding specifications, or that the fee established for K0903 will be adequate to support sales.

CMS is seeking to tie Medicare payment to quality and value through a variety of innovative Medicare payment models. For instance, under the Medicare Comprehensive Care for Joint Replacement (CJR) model, which began on April 1, 2016, CMS makes bundled payments to hospitals in 67 metropolitan statistical areas (MSAs) for an “episode of care” for lower extremity joint replacement surgery.  The bundled payment covers all services provided during the inpatient admission through 90 days post-discharge, including DME, although suppliers still continue to receive Medicare payment through the usual Medicare fee-for-service payment systems.  On December 1, 2017, CMS published a final rule that gives hospitals in 33 of the 67 MSAs a one-time option to choose whether to continue their participation in the model.  On January 9, 2018, CMS announced plans for a new, voluntary Bundled Payments for Care Improvement Advanced (BPCI Advanced) initiative for 29 inpatient and 3 outpatient clinical episodes.  Services encompassed in the clinical episode also include DME; because hospitals ultimately are held responsible for the episode spending in these programs, such bundled payment arrangements could increase pressure on hospitals to control costs associated with medical products such as ours.

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

Efforts have also been made to establish similar certification requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. On January 12, 2017, CMS published a proposed rule that would implement the BIPA requirements by specifying the qualifications that providers and suppliers must meet in order to furnish, fabricate, or bill for certain custom-fabricated orthotics under the Medicare program. As proposed, the rule would impact the types of professionals who are eligible to furnish our custom knee braces and the physical standards for our fabrication facilities. On October 4, 2017, CMS published a notice formally withdrawing the proposed rule, citing concerns about the cost and time burdens the rule could impose on providers and suppliers, and to enable to agency to explore alternatives with stakeholders.  We cannot predict at this time whether or when CMS will proceed with a new rulemaking, the scope of any new requirements, or when they would go into effect.

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

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (the FCPA), antitrust and anti-competition laws, and similar laws in foreign countries, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market. The FCPA prohibits U.S. companies and their representatives, officers, directors, employees, shareholders acting on their behalf and agents from corruptly offering, promising, authorizing or making payments, or giving anything of value, directly or indirectly, to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain an adequate system of internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, may be considered as meeting the definition of foreign officials for purposes of the FCPA. If we are found to have violated the FCPA or similar laws, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses.

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

In November 2014, the Company experienced the loss of certain electronic protected health information following the theft of a laptop computer from the car of an IT consultant who was working for our Empi business in Shoreview, MN. The laptop belonged to the Company and contained reports which included patient data for approximately 160,000 patients. The data saved on the laptop computer was not encrypted. The Company has taken actions to notify all of the affected individuals and the media in most states as required by HIPAA. The Company has also provided the required notice to OCR. As a result of this breach, the Company has undertaken additional remedial actions to strengthen its privacy and information security policies and infrastructure. In February 2016, the Company received notice from OCR indicating that OCR would be investigating the incident and the Company’s compliance with the Privacy, Security and Breach Notification Rules and requesting certain information related to the incident and the Company’s compliance with the Privacy, Security and Breach Notification Rules.  We are unable to predict at this time whether or to what extent OCR, or other federal or state agencies, will impose any civil monetary penalties or take other action as a result of this incident.

During the timeframe of July and October 2017, the Company experienced the loss of paper forms utilized by DJO when a healthcare clinic dispenses a DJO product to a patient.  The forms contained the protected health information of approximately 1,200 patients.  To the best of the Company’s knowledge, the forms were likely lost in transit between the time they were picked up from healthcare clinics where the Company’s products were dispensed, and dropped off at Federal Express for further delivery to DJO.  DJO provided substitute notice of the incident to affected patients in January 2018.  The Company also provided notice to OCR.  Following the Company’s notice to OCR in January 2018, the Company received a letter from OCR; it stated that OCR would be investigating the incident and the Company’s compliance with the Privacy Breach Notification Rules, and OCR requested certain information related to the incident and the Company’s compliance with the Privacy and Breach Notification Rules.  We are unable to predict at this time whether or to what extent OCR, or other federal or state agencies, will impose any civil monetary penalties or take other action as a result of this incident.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities, transactions or dealings related to Iran or certain designated parties during the period covered by the report. An issuer must also concurrently file a separate notice with the SEC that such activities have been disclosed. We are not presently aware that we or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2017.

Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). As a result, The Blackstone Group L.P. (“Blackstone”), an affiliate of our major shareholder, and certain of the companies in which Blackstone’s affiliated funds are invested (“portfolio companies”), may be deemed to have been our affiliates during all or a portion of fiscal 2017. Blackstone or its portfolio companies have in the past and may include in the future information in its periodic reports filed with the SEC regarding activities of its portfolio companies that are required disclosures under the ITRSHR.

Employees

As of December 31, 2017, we had approximately 4,420 employees. Of these, approximately 3,030 were engaged in production and production support, approximately 130 in research and development, approximately 1,000 in sales and support, and approximately 260 in various administrative capacities including third party billing. Of these employees, approximately 1,480 were located in the United States, approximately 1,940 were located in Mexico and approximately 1,000 were located in various other countries, primarily in Europe. We have not experienced any strikes or work stoppages, and our management considers our relationship with our employees to be good.

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

We are highly leveraged. As of December 31, 2017, our total indebtedness was $2,440.3 million, exclusive of net unamortized debt issuance costs and original issue discount of $26.2 million. We also had an additional $68.8 million available for borrowing under our revolving credit facility. Our high degree of leverage could have important consequences, including:

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

Approximately $1,031.3 million principal amount of term loan borrowings under our senior secured credit facilities mature in June 2020 and approximately $1,313.5 million aggregate principal amount of our notes mature between April 2020 and June 2021. Any recurrence of the significant contraction in the market for debt financing that occurred in 2008 and 2009 or other adverse change relating to the terms of such debt financing with, for example, higher rates and/or more restrictive covenants, would have a material adverse impact on our business. To the extent that the credit markets and/or regulatory changes render such financing difficult to obtain or more expensive, this may negatively impact our operating performance. In addition, to the extent that the markets and/or regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, we may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Medicare payment for DMEPOS also can be impacted by the DMEPOS competitive bidding program, under which Medicare rates are based on bid amounts for certain products in designated geographic areas, rather than the Medicare fee schedule amount. Only those suppliers selected through the competitive bidding process within each designated competitive bidding area (CBA) are eligible to have their products reimbursed by Medicare. CMS also has adopted regulations to adjust national DMEPOS fee schedules to take into account competitive bidding pricing. See “Government Regulations—Third Party Reimbursement” in the “Business” section above. If any of our products are included in competitive bidding and we are not selected as a contract supplier (or subcontractor) in a particular region, or if contract or fee schedule prices are significantly below current Medicare fee schedule reimbursement levels, it could have an adverse impact on our sales and profitability.

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

ACA is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. Several provisions of the ACA specifically affect the medical equipment industry. In addition to changes in Medicare DMEPOS reimbursement and an expansion of the DMEPOS competitive bidding program, the ACA provides that for sales on or after January 1, 2013, manufacturers, producers, and importers of specified taxable medical devices must pay an annual excise tax of 2.3% of a deemed price for these products. A limited number of our products are subject to the new tax. A two-year suspension of the medical device tax was passed in late 2015, resulting in no medical device tax obligations for 2016 and 2017. The Continuing Appropriations Act, signed into law on January 22, 2018 extends the moratorium for an additional two years; as a result, the device tax will not apply to sales during calendar years 2018 and 2019. ACA also establishes enhanced Medicare and Medicaid program integrity provisions, including expanded documentation requirements for Medicare DMEPOS orders, more stringent procedures for screening Medicare and Medicaid DMEPOS suppliers, and new disclosure requirements regarding manufacturer payments to physicians and teaching hospitals, along with broader expansion of federal fraud and abuse authorities.

A sweeping tax bill signed into law on December 22, 2017 repealed the ACA’s penalty for failure to maintain health insurance coverage that provides at least minimum essential coverage.  Congress also could consider subsequent legislation to repeal additional provisions of the ACA and potentially impose alternative health coverage policies.  Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. There can be no assurances that any future healthcare legislation will not have a material adverse impact on our business.

Likewise, most states have adopted or are considering policies to reduce Medicaid spending as a result of state budgetary shortfalls, which in some cases include reduced reimbursement for DMEPOS items and/or other Medicaid coverage restrictions. Federal policy may also impact state Medicaid policy. For instance, effective January 1, 2018, the 21st Century Cures Act prohibits federal financial participation (FFP) payments to states for certain Medicaid DME spending that exceeds what Medicare would have paid for such items. Congress also could consider legislation to replace or revise elements of the ACA, which in turn may require states to modify their own laws and regulations. As states continue to face significant financial pressures, it is possible that state health policy changes will adversely affect our profitability.

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

As discussed under “Item 1. Business—Business Transformation Initiative,” in March 2017 we announced that we had embarked on a series of business transformation projects focused on delivering productivity improvements and reducing costs. This initiative involves costs relating to hiring outside experts and implementing these projects, may result in restructuring and asset impairments charges, and could have other unanticipated costs and consequences. While we expect to realize efficiencies from this initiative, there is no guarantee that we will recognize the full efficiency, cost reduction and other benefits of these activities that we expect. In connection with such activities, we may experience a disruption in our ability to perform functions critical to our strategy. If our business transformation initiative is not successful, or if it is not executed effectively, it could adversely affect our business, financial condition and results of operations.

As part of our Business Transformation Initiative, we have transitioned certain business processes to third-party vendors. Reliance on such third-party vendors subjects us to risks arising from the loss of control of such business processes, changes in pricing that may affect our results of operations, and, potentially, disruption from the termination of provision of these services by such third-party vendors. In addition, the role of outsource providers has required us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships. A failure of these third-party vendors to provide services in a satisfactory manner could have an adverse effect on our business, financial condition and results of operations, or our ability to accomplish our financial and management reporting. We may outsource additional functions in the future, which would increase our reliance on third parties.

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

In addition, legislation has been adopted, but not implemented to date, requiring that certain certification or licensing requirements be met for individuals and suppliers furnishing certain custom-fabricated orthotic devices as a condition of Medicare payment. On January 12, 2017, CMS published a proposed rule that would implement these requirements, but CMS subsequently withdrew the rule.  Medicare currently follows state policies in those states that require the use of an orthotist or prosthetist for furnishing of orthotics or prosthetics.

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

The international scope of our operations exposes us to economic, regulatory and other risks in the countries in which we operate. We generated 27.0% of our net revenues from customers outside the United States for the year ended December 31, 2017. Doing business in foreign countries exposes us to a number of risks, including the following:

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

Our foreign operations expose us to currency fluctuations and exchange rate risks. We are exposed to the risk of currency fluctuations between the U.S. Dollar and the Euro, Pound Sterling, Canadian Dollar, Mexican Peso, Swiss Franc, Australian Dollar, Japanese Yen, Norwegian Krone, Danish Krone, Swedish Krona, South African Rand, Tunisian Dinar, Chinese Yuan Renminbi and Indian Rupee. Sales denominated in foreign currencies accounted for 24.4% of our consolidated net sales for the year ended December 31, 2017, of which 16.7% were denominated in the Euro. Our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries’ results are recorded in these currencies and then translated into U.S. Dollars for inclusion in our consolidated financial statements, and certain of our subsidiaries enter into purchase or sale transactions using a currency other than our functional currency. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Changes in currency exchange rates may adversely affect our financial condition and results of operations and may affect the comparability of our results between reporting periods.

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

As part of our business operations, we submit claims on behalf of patients directly to, and receive payments directly from, the Medicare and Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting reimbursement claims under appropriate codes and maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We have historically been subject to pre-payment and post-payment reviews as well as audits of claims and may experience such reviews and audits of claims in the future. Such reviews and/or similar audits of our claims including by RACs (private companies operating on a contingent fee basis to identify and recoup Medicare overpayments) and ZPICs (contractors charged with investigating potential fraud and abuse) could result in material delays in payment, as well as material recoupment or denials, which would reduce our net sales and profitability, or in exclusion from participation in the Medicare or Medicaid programs. Private payors may from time to time conduct similar reviews and audits.

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

The OIG announced in January 2018 that it is investigating questionable Medicare billing for off-the-shelf orthotic devices industry wide.  In particular, the OIG is reviewing potential lack of documentation of medical necessity in patients' medical records for three types of off-the-shelf orthotic devices (L0648, L0650, and L1833).  The OIG will evaluate the extent to which Medicare beneficiaries are being supplied these orthotic devices without an encounter with the referring physician within 12 months prior to their orthotic claim and will analyze billing trends on a nation-wide scale.  The results of this investigation could potentially lead to more restrictive Medicare policies and/or increased claims denials.

Our activities are subject to Federal Privacy and Transaction Law and Regulations, which could have an impact on our operations.

HIPAA and the HIPAA Rules impact the transmission, maintenance, use and disclosure of PHI. As such, HIPAA and the HIPAA Rules apply to certain aspects of our business. To the extent applicable to our operations, we believe we are currently in compliance with HIPAA and the applicable HIPAA Rules. There are costs and administrative burdens associated with ongoing compliance with the HIPAA Rules and similar state law requirements. Any failure to comply with current and applicable future requirements could adversely affect our profitability. Related to the incidents described in the “Government Regulations—Federal Privacy and Transaction Law and Regulations” subsection in the “Business” section above, our compliance with the HIPAA Rules is currently under investigation by the Office for Civil Rights.  If OCR does not agree that we are in compliance with the HIPAA Rules, we may be subject to civil money penalties or other actions.  We are unable to predict at this time whether or to what extent OCR will impose any civil monetary penalties or take other action as a result of the incidents.

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

Some of our important suppliers are in China and other parts of Asia and provide predominately finished soft goods products. In the year ended December 31, 2017, we obtained 20.3% of our total purchased materials from suppliers in China and other parts of Asia. During the election campaign, President Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North America Free Trade Agreement (“NAFTA”) and raised the possibility of imposing significant increases on tariffs of goods imported into the United States, particularly from China and Mexico. At this time, it remains unclear what President Trump would or would not do with respect to these international trade agreements and whether or not increased import tariffs will be imposed. If President Trump takes action to withdraw from or materially modify NAFTA or certain other international trade agreements or otherwise influence U.S. trade relations with other countries, our business, financial condition and results of operations could be adversely affected. In addition, political and economic instability and changes in government regulations in China and other parts of Asia could affect our ability to continue to receive materials from suppliers there. The loss of suppliers in these areas, any other interruption or delay in the supply of required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

As of March 15, 2017, affiliates of Blackstone collectively beneficially own 97.6% of DJO’s issued and outstanding capital stock and Blackstone designees hold a majority of the seats on DJO’s board of directors. As a result, affiliates of Blackstone have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of security holders regardless of whether other security holders, including holders of the Notes, believe that any such transactions are in their own best interests. For example, affiliates of Blackstone could collectively cause us to make acquisitions that increase the amount of indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as affiliates of Blackstone continue to directly or indirectly own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions. In addition, Blackstone has no obligation to provide us with any additional debt or equity financing.

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

ITEM 2.	PROPERTIES

Information about our facilities is set forth in the following table:

Location	Use	Status	Lease Termination Date	Square Feet (in thousands)
Bracing and Vascular and Recovery Sciences Segments:
Vista, California	Corporate headquarters, operations, research and development	Leased	August 2021	112
Tijuana, Mexico	Manufacturing and distribution facility	Leased	January 2027	286
Asheboro, North Carolina	Manufacturing and distribution facility	Owned	N/A	115
Plainfield, Indiana	Distribution facility	Leased	October 2019	110
Mequon, Wisconsin	Office, manufacturing and distribution facility	Leased	June 2024	95
New Brighton, Minnesota	Office, operations, medical billing	Leased	December 2023	32
Vista, California	Manufacturing facility	Leased	December 2021	53
Vista, California	Office and distribution facility	Leased	April 2020	21
Surgical Implant Segment:
Austin, Texas	Operations and manufacturing facility, warehouse, research and distribution	Leased	February 2020	53
Austin, Texas	Office and distribution facility	Leased	February 2020	54
International Segment:
Freiburg, Germany	Research and development, distribution facility	Leased	December 2020	23
Freiburg, Germany	Research and development, distribution facility	Leased	December 2020	20
Mouguerre, France	Office and distribution facility	Leased	December 2021	51
Sfax, Tunisia	Manufacturing facility	Leased	December 2019	19
Sydney, Australia	Office and distribution facility	Leased	September 2019	28
Mississauga, Canada	Office and distribution facility	Leased	April 2020	30
Freiburg, Germany	Office and distribution facility	Leased	June 2019	26
Herentals, Belgium	Office and distribution facility	Leased	December 2018	26
Malmo, Sweden	Office and distribution facility	Leased	March 2020	14
Guildford, United Kingdom	International headquarters, office, operations	Leased	January 2025	12
Guildford, United Kingdom	Warehouse and distribution facility	Leased	May 2021	12
Other various locations	Various	Leased	Various	42

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company has cooperated with the U.S. Attorney’s Office in Minnesota (USAO), which jointly handled the investigation of issues related to the subpoena. We produced responsive documents and fully cooperated in the investigation.  In October 2017, we reached a settlement in principle with the USAO and the Civil Division to resolve the government’s investigation of claims under the False Claims Act and signed a formal settlement agreement in January 2018.  Pursuant to the settlement agreement, the Company agreed to pay a monetary penalty of $7.62 million, plus interest from October 2017 to January 2018.  The payment was made in January 2018.  As a part of the settlement, the Company did not admit any wrongdoing and is not subject to any ongoing corporate integrity agreement.

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

During the year ended December 31, 2017, DJO issued 45,774 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 416,206 shares of DJO’s common stock, from which we withheld 370,432 shares to cover $6.1 million of aggregate option exercise price and income tax withholdings and issued the remaining 45,774 shares.

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

During the year ended December 31, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of Rollover Options. The employee exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

During the year ended December 31, 2015, DJO issued 8,848 shares of its common stock upon the net exercise of Rollover Options. An employee exercised these Rollover Options for a total of 30,529 shares of DJO’s common stock, from which we withheld 21,681 shares to cover $0.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 8,848 shares.

The proceeds from these stock sales were contributed by DJO to us, and were used for working capital purposes. All such sales were subject to execution of a stockholder agreement including certain rights and restrictions (See Note 14 of the Notes to Consolidated Financial Statements). The issuances described above were exempt from registration under the Securities Act of 1933, amended, pursuant to Rule 701 thereof as to all such issuances, except for the sale of shares to Mr. Shirley, which was exempt from registration pursuant to Section 4(a)(2) thereof because the issuance did not involve any public offering of securities.

Information with respect to compensation plans under which equity securities of DJO are authorized for issuance is contained in “Equity Compensation Plan Information” in Item 12 of this Report and is incorporated herein by this reference.

As of March 15, 2018, there were 42 holders of DJO’s common stock.

As of March 15, 2018, 100% of DJOFL’s membership interests were owned by DJO Holdings LLC.

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

($ in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$1,186,206	$1,155,288	$1,113,627	$1,087,529	$1,020,784
Loss from continuing operations	(35,404)	(286,818)	(182,507)	(111,304)	(189,461)
Net loss attributable to DJOFL (1)	(35,894)	(286,303)	(340,927)	(90,534)	(203,452)
Depreciation and amortization	111,261	117,893	117,455	119,157	118,919
Balance Sheet Data (at period end):
Cash and cash equivalents	$31,985	$35,212	$48,943	$31,144	$43,578
Total assets	2,022,025	2,050,438	2,309,558	2,569,861	2,660,520
Long-term debt, net of current portion	2,398,184	2,392,238	2,344,562	2,233,309	2,216,908
DJOFL membership deficit	(792,493)	(765,928)	(468,170)	(124,234)	(21,926)

(1)	Results for the years ended December 31, 2016, 2015 and 2013 include aggregate goodwill and intangible asset impairment charges of $160.0 million, $169.4 million and $106.6 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Transformation Initiative

In March 2017, we announced that we had embarked on a series of business transformation projects to improve our liquidity and profitability and to improve our customers’ experiences.  During 2017, this business transformation initiative focused on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, we established a team of senior managers to direct this effort and engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  We believe that the costs of the outside experts, tools and related activities have been significantly offset by the cost savings realized from the implementation of these transformation plans.  As a part of this transformation initiative, we took action to improve our liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improved our organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimized our procurement of direct and indirect materials and services; improved our manufacturing, distribution, and sales and sales operations planning; and improved our profitability associated with the mix of our customers and products.  Our transformation projects will continue through the end of 2018 as we shift our emphasis to improving revenue growth, including increasing our new product development and increasing our investment in our reimbursement business; improving the Customer Experience, including improving service levels and implementing online order entry; and achieving operational excellence, including improving production procurement spend, enhancing our distribution center network, optimizing our overall facility footprint in North America and improving our overall liquidity.

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

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Year Ended December 31,
	2017		2016		2015
Net sales	$1,186,206	100%	$1,155,288	100.0%	$1,113,627	100.0%
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets (1))	498,107	42.0	511,414	44.3	466,019	41.9
Selling, general and administrative	510,523	43.0	490,693	42.5	454,724	40.8
Research and development	35,429	3.0	37,710	3.2	35,105	3.1
Amortization of intangible assets	66,146	5.6	76,526	6.6	79,964	7.2
Impairment of goodwill	—	—	160,000	14	—	—
	1,110,205	93.6	1,276,343	110.5	1,035,812	93.0
Operating (loss) income	76,001	6.4	(121,055)	(10.5)	77,815	7.0
Other (expense) income:
Interest expense, net	(174,238)	(14.7)	(170,082)	(14.7)	(172,290)	(15.5)
Loss on modification and extinguishment of debt	—	—	—	—	(68,473)	(6.1)
Other income (expense), net	2,113	0.2	(2,534)	(0.2)	(7,303)	(0.7)
	(172,125)	(14.5)	(172,616)	(14.9)	(248,066)	(22.3)
Loss from continuing operations before income taxes	(96,124)	(8.1)	(293,671)	(25.4)	(170,251)	(15.3)
Income tax (benefit) provision	(60,720)	(5.0)	(6,853)	(0.6)	12,256	1.1
Net loss from continuing operations	(35,404)	(3.1)	(286,818)	(24.8)	(182,507)	(16.4)
Net income (loss) from discontinued operations	309	0.0	1,138	0.1	(157,580)	(14.1)
Net loss	(35,095)	(3.1)	(285,680)	(24.7)	(340,087)	(30.5)
Net income attributable to noncontrolling interests	(799)	(0.1)	(623)	(0.1)	(840)	(0.1)
Net loss attributable to DJOFL	$(35,894)	(3.0)%	$(286,303)	(24.8)%	$(340,927)	(30.6)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $27,732, $28,525 and $30,719 for the years ended December 31, 2017, 2016 and 2015, respectively.

Year Ended December 31, 2017 (2017) Compared to Year Ended December 31, 2016 (2016)

Net Sales. Net sales for 2017 were $1,186.2 million, compared to net sales of $1,155.3 million for 2016. Excluding the favorable impact of foreign currency exchange rates, which resulted in an increase in net sales of $4.6 million, net sales increased 2.3% for the year ended 2017.

The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2017	% of Net Sales	2016	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$507,435	42.8%	$522,600	45.2%	$(15,165)	(2.9)%
Recovery Sciences	158,288	13.3	156,998	13.5	1,290	0.8%
Surgical Implant	200,384	16.9	174,503	15.1	25,881	14.8%
International	320,099	27.0	301,187	26.1	18,912	6.3%
Total net sales	$1,186,206	100.0%	$1,155,288	100.0%	$30,918	2.7%

Net sales in our Bracing and Vascular segment were $507.4 million for 2017, a decrease of 2.9% from net sales of $522.6 million for 2016. The decrease was primarily due to lower sales of our DonJoy deep vein thrombosis, Aircast and Procare products as well as Dr. Comfort therapeutic footwear due to market pressure in the therapeutic shoe market, offset by growth in our direct consumer products.

Net sales in our Recovery Sciences segment were $158.3 million for 2017, an increase of 0.8% from net sales of $157.0 million for 2016. The increase was driven by strong sales of consumer retail Compex muscle stimulator devices as well as clinic electrotherapy devices.

Net sales in our Surgical Implant segment were $200.4 million for 2017, an increase of 14.8% from net sales of $174.5 million for 2016. The segment had strong organic growth in shoulder, hip and knee products due to new product introductions and new accounts.

Net sales in our International segment were $320.1 million for 2017, an increase of 6.3% from net sales of $301.2 million for 2016. In constant currency, excluding a favorable impact of $4.6 million related to changes in foreign exchange rates in effect during 2017 compared to the rates in effect in 2016, net sales increased 4.7% for 2017 compared to 2016. Growth in net sales in this segment was being driven by performance in Germany, France and Australia, as well as continued growth in our export markets.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 42.0% for 2017, compared to 44.3% for 2016 mainly due to excess and obsolete (E&O) reserve expense. In the fourth quarter of fiscal 2016, current management implemented a new strategy relating to our procurement, manufacturing and liquidation philosophies in order to significantly reduce inventory levels. Historically, our strategy was to purchase inventory in large quantities to capture purchase discounts and rebates and provide an expansive mix of products for our customers. Our new strategy aims to integrate our supply chain services with customer demand through focused forecasted consumption and sales efforts, therefore limiting the range of SKUs we plan to offer. As a result of these changes, the Company recorded a charge to cost of sales and corresponding reduction in inventory of approximately $18.0 million. The E&O reserve expense in fiscal 2016 included $5.7 million related to the Company’s decision to discontinue certain SKUs mainly within the Bracing and Vascular product lines, $8.3 million related to holding inventory for shorter periods and the planned scrapping of long-dated inventory, $2.0 million related to new Surgical Implant products that changed the expected life cycle of its current product portfolio, and $2.0 million of slow moving consigned inventory within certain OfficeCare clinics for which management has decided not to strategically relocate. This is a prospective change in estimate as a result of implementing new strategies in the fourth quarter. The Company also recorded a $2.4 million charge to cost of sales related to purchase commitments with a supplier for quantities in excess of our future demand forecasts, which were updated in the fourth quarter of 2016.

Selling, General and Administrative (SG&A). SG&A expenses increased to $510.5 million for 2017, from $490.7 million in 2016. The increase was mainly due to business transformation expenses.

Research and Development (R&D). R&D expenses were $35.4 million for 2017, compared to $37.7 million for 2016, remaining consistent at 3.0% and 3.2% of net sales, respectively.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $66.1 million for 2017, from $76.5 million for 2016. The decrease is due to certain intangible assets reaching full amortization primarily in our patents and technology and customer relationships categories.

Impairment of Goodwill. During the year ended December 31, 2016, we determined that the carrying values of our CMF and Vascular reporting units were in excess of its estimated fair values. As a result, we recorded aggregate goodwill impairment charges of $160.0 million consisting of $99.0 million for the CMF reporting unit and $61.0 million for the Vascular reporting unit. There were no goodwill or intangible asset impairment charges recognized during 2017.

Interest Expense, net. Our interest expense, net was $174.2 million for 2017 compared to $170.1 million for 2016. The increase is due to higher weighted average interest rates on our senior secured credit facilities.

Other Income (Expense), Net. Other income (expense), net, increased to $2.1 million for 2017 from ($2.5) million for 2016. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax (Benefit) Provision. For 2017, we recorded an income tax benefit of $60.7 million on a pre-tax loss of $96.1 million, resulting in an effective tax rate of 63.2% primarily as a result of revaluing our deferred tax liabilities in connection with changes in the U.S. federal tax rates. For 2016, we recorded an income tax benefit of $6.9 million on a pre-tax loss of $293.7 million, resulting in an effective tax rate of 2.3%.

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line. Income of $0.3 million and $1.1 million was recognized for 2017 and 2016, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Year Ended December 31, 2016 (2016) Compared to Year Ended December 31, 2015 (2015)

Net Sales. Net sales for 2016 were $1,155.3 million, compared to net sales of $1,113.6 million for 2015. Excluding the unfavorable impact of foreign currency exchange rates, which resulted in a decrease in net sales of $5.2 million, net sales increased 4.2% for the year ended 2016. The following table sets forth the mix of our net sales by business segment ($ in thousands):

	2016	% of Net Sales	2015	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$522,600	45.2%	$526,295	47.3%	$(3,695)	(0.7)%
Recovery Sciences	156,998	13.6	156,194	14.0	804	0.5%
Surgical Implant	174,503	15.1	134,843	12.1	39,660	29.4%
International	301,187	26.1	296,295	26.6	4,892	1.7%
Total net sales	$1,155,288	100.0%	$1,113,627	100.0%	$41,661	30.9%

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

Loss on Modification and Extinguishment of Debt. Loss on modification and extinguishment of debt for 2015 consists of $47.8 million in premiums related to the redemption of our previously outstanding notes, $11.9 million related to the non-cash write off of unamortized debt issuance costs and original issue discount associated with the portion of our debt that was extinguished and $8.8 million of arrangement and amendment fees and other fees and expenses incurred in connection with the refinancing.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company put a team in place to analyze the impact of this ASU across all revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and has plans to start drafting its accounting policies and evaluating the new disclosure requirements and the impact they will have on its business processes, controls and systems in 2017. The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The Company has completed the assessment of the new standard and is finalizing the new required disclosures. Overall, the Company does not expect the timing of revenue recognition under the new standards to be materially different from our current revenue recognition policy. Based on the Company’s analysis of open contracts as of December 31, 2017, the cumulative effect of applying the new standards is not material.

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

Liquidity and Capital Resources

As of December 31, 2017, our primary sources of liquidity consisted of cash and cash equivalents totaling $32.0 million and our $150.0 million asset-based revolving credit facility (ABL Facility), of which $68.8 million was available after taking into account $75.0 million drawings and $6.2 million issuance of letters of credit. Working capital at December 31, 2017 was $153.5 million.

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

Cash Flows

Operating activities from continuing operations provided $44.6 million and $8.6 million and used $10.2 million of cash for 2017, 2016 and 2015, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The change in working capital accounts is primarily attributable to inventories and accounts payable. For 2017, 2016 and 2015, cash paid for interest was $164.1 million, $162.6 million and $176.7 million, respectively.

Investing activities from continuing operations used $47.4 million, $51.4 million and $44.7 million of cash for 2017, 2016 and 2015, respectively. In 2017 and 2016, cash used in investing activities consists of purchases of property and consigned surgical instruments to support growth and IT automation technology.  In 2015, cash used in investing activities was also used for the Zimmer Biomet asset acquisition.

Financing activities used cash of $2.7 million in 2017, and provided cash $38.8 million in 2016 and $36.1 million in 2015.  Cash provided by financing activities in 2017 and 2016 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2017 cash used in financing activities consisted of payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure. Cash provided by financing activities in 2015 consisted of proceeds from the borrowings related to the refinancing of our debt, offset by the repayments of our prior senior secured credit facilities and our previously outstanding notes.

Indebtedness

As of December 31, 2017, we had $2,440.3 million in aggregate indebtedness outstanding, exclusive of net unamortized debt issuance costs and original issue discount of $26.2 million. The principal amount and carrying value of our debt was as follows for December 31, 2017 and 2016 (in thousands):

	2017		2016
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$75,000	$73,843	$82,000	$80,365
Term loans	1,031,263	1,022,630	1,041,813	1,029,816
	1,106,263	1,096,473	1,123,813	1,110,181
Notes:
8.125% second lien notes due 2021	1,015,000	1,003,382	1,015,000	1,000,649
10.75% third lien notes due 2020	298,471	293,657	298,471	291,958
	1,313,471	1,297,039	1,313,471	1,292,607
Other debt	20,608	20,608	—	—
Total indebtedness	$2,440,342	$2,414,120	$2,437,284	$2,402,788

Credit Facilities.

Our credit facilities at December 31, 2017 consisted of $1,031.3 million term loans (the “Term Loan”) and a $150.0 million ABL Facility, which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving credit balance under our ABL Facility was $75.0 million at December 31, 2017 in addition to a $5.7 million outstanding letter of credit securing our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing with September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense,  depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of December 31, 2017, our actual first lien net leverage ratio was 3.66:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures for our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures for our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended December 31, 2017 was 1.72:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015. The terms and related calculations are defined in the credit agreement relating to our senior secured credit facilities and the Indentures.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net loss attributable to DJO Finance LLC	$(35,894)	$(286,303)	$(340,927)
Net (income) loss from discontinued operations	(309)	(1,138)	157,580
Interest expense, net	174,238	170,082	172,290
Income tax (benefit) provision	(60,720)	(6,853)	12,256
Depreciation and amortization	111,261	117,893	117,455
Non-cash charges (a)	5,098	182,399	3,403
Non-recurring and integration charges (b)	69,263	48,675	33,976
Other adjustment items (c)	5,256	10,553	83,908
	268,193	235,308	239,941
Permitted pro forma adjustments (see note 1)
Future cost savings	25,538	9,620	9,050
Adjusted EBITDA	$293,731	$244,928	$248,991

Note 1 — Permitted pro forma adjustments include future cost savings from cost reduction actions related to the exit of our Empi business and our business transformation initiative, recognized as permitted under our credit agreement and the indentures governing our Notes.

(a)Non-cash items are comprised of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Stock compensation expense	$3,695	$3,188	$1,805
Impairment of goodwill (1)	—	160,000	—
Inventory adjustments (2)	—	18,013	—
Purchase accounting adjustments (3)	—	249	821
Loss on disposal of assets, net	1,403	949	777
	$5,098	$182,399	$3,403
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

(b)	Non-recurring and integration charges are comprised of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Restructuring and reorganization (1)	$58,775	$16,838	$12,843
Acquisition related expenses and integration (2)	2,106	10,350	8,635
Executive transition	(49)	4,856	—
Litigation and regulatory costs and settlements, net (3)	7,738	16,562	8,864
IT automation projects	693	69	3,634
Total non-recurring and integration charges	$69,263	$48,675	$33,976

(1)	Consists of costs related to the Company’s business transformation projects to improve the Company’s liquidity and profitability and to improve the Company’s customer’s experiences.
(2)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(3)

For the twelve months ended December 31, 2017, 2016 and 2015, respectively, litigation and regulatory costs consisted of $3.2 million, $2.6 million and $3.5 million, respectively, in litigation costs related to ongoing product liability issues and $4.6 million, $14.0 million and $5.4 million, respectively, related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Blackstone monitoring fee	$6,225	$7,000	$7,000
Loss on modification and extinguishment of debt (1)	—	—	68,473
Foreign currency transaction (gains) losses and other (income) expense	(2,112)	$2,539	$7,287
Noncontrolling interests	799	623	840
Franchise and other tax	344	391	308
Total other adjustment items before permitted pro forma adjustments	$5,256	$10,553	$83,908

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

Contractual Commitments

As of December 31, 2017, our consolidated contractual commitments are as follows (in thousands):

	Payment due:
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt and capital lease obligations	$2,440,342	$15,936	$1,409,110	$1,015,296	$—
Interest payments (1)	490,024	169,797	282,429	37,798	—
Operating lease obligations	42,787	11,534	15,107	8,119	8,027
Purchase obligations	158,218	115,033	24,457	18,728	—
Total contractual commitments	$3,131,371	$312,300	$1,731,103	$1,079,941	$8,027

(1)

$1,313.5 million principal amount of long-term debt is subject to fixed interest rates and $1,106.3 million of principal amount of long-term debt is subject to a floating interest rate. Interest payments for the floating rate debt were determined using an average assumed effective interest rate of 4.61%, which is equal to the average assumed effective interest rate for the term loans under the credit facilities over the remainder of their term.

As of December 31, 2017, we had entered into purchase commitments for inventory, capital expenditures and other services totaling $158.2 million in the ordinary course of business. The amounts presented in the table above may not necessarily reflect our actual future cash funding requirement because the actual timing of future payments made may vary from the stated contractual obligation.

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

We maintain provisions for estimated contractual allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience for non-contracted payors. We report these allowances as reductions to our gross revenue. We estimate the amount of the reduction based on historical experience and invoices generated in the period, and we consider the impact of new contract terms or modifications of existing arrangements with our customers. We have contracts with certain third party payors for our third party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For the years ended December 31, 2017, 2016 and 2015, we reserved for and reduced gross revenues from third party payors by estimated contractual allowances of 28%, 28%, and 18%, respectively.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 83%, 82%, and 74% of our net revenues for the year ended December 31, 2017, 2016 and 2015, respectively. Direct-billed customers represented approximately 83% and 83% of our net accounts receivable at December 31, 2017 and 2016, respectively. We experienced write-offs related to direct-billed customers of less than 1% of related net revenues in each of the years ended December 31, 2017, 2016 and 2015.

Our third party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers and certain other customers of our Recovery Sciences and Bracing and Vascular segments. Our third party payor customers represented approximately 17%, 18%, and 26% of our net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Third party payor customers represented approximately 17% and 17%, respectively, of our net accounts receivable at December 31, 2017 and 2016. For each of the years ended December 31, 2017, 2016 and 2015, we estimate bad debt expense to be approximately 6%, 10% and 7% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. Additions to this reserve are reflected as Selling, general and administrative expense in our Consolidated Statements of Operations.

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

In performing our 2017 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (0.3)% and 10.5% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 8.5% to 10.0%, and terminal value growth rates ranging from (0.3)% to 5.2%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceed their carrying values and were not at risk of failing the test. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The percentage by which the fair value of the six reporting units exceeded their carrying value ranged from 44.4% to 676.9%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2017 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 8.5% to 10.0%, and terminal value growth rates ranging from (0.3)% to 5.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 46.5% to 232.1%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The estimates we have used are consistent with the plans and estimates that we use to manage our business, however, it is possible that the plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur significant impairment charges.

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

Our gross deferred tax asset balance was $257.7 million at December 31, 2017 and is primarily related to reserves for accounts receivable and inventory, accrued expenses, and net operating loss carryforwards (see Note 15 of the notes to Consolidated Financial Statements included in Part II, Item 8, herein). As of December 31, 2017, we maintained a valuation allowance of $219.4 million due to uncertainties related to our ability to realize certain deferred tax assets. The valuation allowance maintained is primarily related to net operating loss carryforwards not expected to be realized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. The Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities. The provisional amounts have been included in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of December 31, 2017, we have $1,313.5 million of aggregate fixed rate notes and $1,106.3 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the year ended December 31, 2017 by $6.0 million. As of December 31, 2017, our term loans are subject to a 1.00% minimum LIBOR rate which is lower than the actual LIBOR rate of 4.4% as of December 31, 2017. In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican Peso (MXN). For the year ended December 31, 2017, sales denominated in foreign currencies accounted for 24.4% of our consolidated net sales, of which 16.7% were denominated in the Euro. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. As of December 31, 2017, we did not have any outstanding foreign currency exchange forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DJO Finance LLC

Annual Report on Form 10-K

For the year ended December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DJO Finance LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DJO Finance LLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our December 31, 2017 audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  We conducted our December 31, 2016 audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Diego, California

March 15, 2018

DJO Finance LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,985	$35,212
Accounts receivable, net	190,324	178,193
Inventories, net	169,137	151,557
Prepaid expenses and other current assets	20,218	23,650
Current assets of discontinued operations	511	511
Total current assets	412,175	389,123
Property and equipment, net	133,522	128,019
Goodwill	864,112	855,626
Intangible assets, net	607,088	672,134
Other assets	5,128	5,536
Total assets	$2,022,025	$2,050,438
Liabilities and Deficit
Current liabilities:
Accounts payable	$98,331	$63,822
Accrued interest	18,015	16,740
Current portion of debt obligations	15,936	10,550
Other current liabilities	126,360	113,265
Total current liabilities	258,642	204,377
Long-term debt obligations	2,398,184	2,392,238
Deferred tax liabilities, net	142,597	202,740
Other long-term liabilities	13,080	14,932
Total liabilities	$2,812,503	$2,814,287
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	844,115	844,294
Accumulated deficit	(1,615,536)	(1,579,642)
Accumulated other comprehensive loss	(21,072)	(30,580)
Total membership deficit	(792,493)	(765,928)
Noncontrolling interests	2,015	2,079
Total deficit	(790,478)	(763,849)
Total liabilities and deficit	$2,022,025	$2,050,438

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Operations

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net sales	$1,186,206	$1,155,288	$1,113,627
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $27,732 $28,525 and $30,719 for the year ended December 31, 2017, 2016, and 2015, respectively)	498,107	511,414	466,019
Selling, general and administrative	510,523	490,693	454,724
Research and development	35,429	37,710	35,105
Amortization of intangible assets	66,146	76,526	79,964
Impairment of goodwill	—	160,000	—
	1,110,205	1,276,343	1,035,812
Operating income (loss)	76,001	(121,055)	77,815
Other expense:
Interest expense, net	(174,238)	(170,082)	(172,290)
Loss on modification and extinguishment of debt	—	—	(68,473)
Other income (expense), net	2,113	(2,534)	(7,303)
	(172,125)	(172,616)	(248,066)
Loss before income taxes	(96,124)	(293,671)	(170,251)
Income tax (benefit) provision	(60,720)	(6,853)	12,256
Net loss from continuing operations	(35,404)	(286,818)	(182,507)
Net income (loss) from discontinued operations	309	1,138	(157,580)
Net loss	(35,095)	(285,680)	(340,087)
Net income attributable to noncontrolling interests	(799)	(623)	(840)
Net loss attributable to DJO Finance LLC	$(35,894)	$(286,303)	$(340,927)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(35,095)	$(285,680)	$(340,087)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax provision (benefit) of $7,400, $(34), and $(540), for the year ended December 31, 2017, 2016 and 2015, respectively	5,638	(10,342)	(6,006)
Unrealized gain (loss) on cash flow hedges, net of tax provision of $1,144, zero and zero for the year ended December 31, 2017, 2016 and 2015, respectively	3,007	(3,969)	985
Other comprehensive income (loss)	8,645	(14,311)	(5,021)
Comprehensive loss	(26,450)	(299,991)	(345,108)
Comprehensive loss (income) attributable to non-controlling interests	64	(550)	(557)
Comprehensive loss attributable to DJO Finance LLC	$(26,386)	$(300,541)	$(345,665)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of (Deficit) Equity

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total membership (deficit) equity	Non-controlling interests	Total (deficit) equity
Balance at December 31, 2014	$839,781	$(952,412)	$(11,603)	$(124,234)	$2,618	$(121,616)
Net (loss) income	—	(340,927)	—	(340,927)	840	(340,087)
Other comprehensive loss, net of taxes	—	—	(4,738)	(4,738)	(283)	(5,021)
Stock-based compensation	1,805	—	—	1,805	—	1,805
Exercise of stock options	(76)	—	—	(76)	—	(76)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(541)	(541)
Balance at December 31, 2015	841,510	(1,293,339)	(16,341)	(468,170)	2,634	(465,536)
Net (loss) income	—	(286,303)	—	(286,303)	623	(285,680)
Other comprehensive loss, net of taxes	—	—	(14,239)	(14,239)	(72)	(14,311)
Stock-based compensation	3,188	—	—	3,188	—	3,188
Exercise of stock options	(404)	—	—	(404)	—	(404)
Dividend paid by subsidiary to owners of non-controlling interests	—	—	—	—	(1,106)	(1,106)
Balance at December 31, 2016	844,294	(1,579,642)	(30,580)	(765,928)	2,079	(763,849)
Net (loss) income		(35,894)	—	(35,894)	799	(35,095)
Other comprehensive income (loss), net of taxes	—	—	9,508	9,508	(863)	8,645
Stock-based compensation	3,698	—	—	3,698	—	3,698
Repurchase of common stock	(3,600)	—	—	(3,600)	—	(3,600)
Investment in parent	500	—	—	500	—	500
Exercise of stock options	(777)	—	—	(777)	—	(777)
Balance at December 31, 2017	$844,115	$(1,615,536)	$(21,072)	$(792,493)	$2,015	$(790,478)

See accompanying Notes to Consolidated Financial Statements.

DJO Finance LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(35,095)	$(285,680)	$(340,087)
Net (income) loss from discontinued operations	(309)	(1,138)	157,580
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	45,115	41,367	37,491
Amortization of intangible assets	66,146	76,526	79,964
Amortization of debt issuance costs and non-cash interest expense	8,274	7,755	7,850
Stock-based compensation expense	3,696	3,188	1,805
Impairment of goodwill	—	160,000	—
Loss on disposal of assets, net	1,321	642	1,447
Deferred income tax (benefit) provision	(68,449)	(11,297)	5,940
Loss on modification and extinguishment of debt	—	—	68,473
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(7,219)	(7,830)	(8,064)
Inventories	(18,339)	15,674	(8,106)
Prepaid expenses and other assets	3,970	(2,516)	(7,516)
Accrued interest	1,274	(258)	(12,600)
Accounts payable and other	44,221	12,184	26,064
Net cash provided by continuing operating activities	44,606	8,617	10,241
Net cash provided by (used in) discontinued operations	309	(9,837)	39,861
Net cash provided by (used in) operating activities	44,915	(1,220)	50,102
Cash Flows From Investing Activities:
Purchases of property and equipment	(47,361)	(51,428)	(44,665)
Proceeds from disposition of assets	—	946	—
Cash paid in connection with acquisitions, net of cash acquired	—	—	(24,000)
Other investing activities, net	—	—	27
Net cash used in investing activities from continuing operations	(47,361)	(50,482)	(68,638)
Net cash used in investing activities from discontinued operations	—	—	(575)
Net cash used in investing activities	(47,361)	(50,482)	(69,213)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	103,552	107,000	2,518,033
Repayments of debt obligations	(101,335)	(67,079)	(2,419,027)
Payment of debt issuance, modification and extinguishment costs	—	—	(62,375)
Repurchase of common stock	(3,600)	—	—
Dividend paid by subsidiary to owners of noncontrolling interests	(1,102)	(1,106)	(541)
Other financing activities, net	(175)	—	11
Net cash (used in) provided by financing activities	(2,660)	38,815	36,101
Effect of exchange rate changes on cash and cash equivalents	1,879	(844)	809
Net (decrease) increase in cash and cash equivalents	(3,227)	(13,731)	17,799
Cash and cash equivalents, beginning of year	35,212	48,943	31,144
Cash and cash equivalents, end of year	$31,985	$35,212	$48,943
Supplemental disclosures of cash flow information:
Cash paid for interest	$164,087	$162,644	$176,739
Cash paid for taxes, net	$4,278	$4,900	$7,584

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$2,491	$310	$1,506

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

Software Developed For Internal Use. Software is stated at cost less accumulated amortization and is amortized on a straight-line basis over estimated useful lives ranging from three to ten years. We capitalize costs of internally developed software during the development stage, including external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Upgrades and enhancements are capitalized if they result in added functionality. Amortization expense related to internally developed software was $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, we had $3.4 million and $5.1 million respectively, of unamortized internally developed software costs included within property and equipment in our Consolidated Balance Sheets.

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

A summary of the activity in our warranty reserves is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,938	$1,694	$1,942
Amount charged to expense for estimated warranty costs	1,787	2,080	1,517
Deductions for actual costs incurred	(1,720)	(1,836)	(1,765)
Balance, end of year	$2,005	$1,938	$1,694

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, administrative and other indirect overhead costs, depreciation expense on non-manufacturing assets and other miscellaneous operating items. Advertising costs are charged to expense as incurred. For the years ended December 31, 2017, 2016 and 2015, advertising costs were $4.3 million, $3.8 million, and $3.9 million, respectively.

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our Consolidated Balance Sheets related to such transactions result in transaction gains and losses that are reflected in our Consolidated Statements of Operations as either unrealized (based on the applicable period end translation) or realized (upon settlement of the transactions). For the years ended December 31, 2017, 2016 and 2015, foreign transaction (gains) losses were $(1.8) million, $3.1 million, and $7.1 million, respectively.

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

Concentration of Credit Risk. We sell the majority of our products in the United States to orthopedic professionals, hospitals, distributors, specialty dealers, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised  27.0%, 26.1%, and 26.6% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively. International sales are generated from a diverse group of customers through our wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. We provide a reserve for estimated bad debts. Management reviews and revises its estimates for credit losses from time to time and such credit losses have generally been within management’s estimates. In each of the years ended December 31, 2017, 2016 and 2015, we had no individual customer or distributor that accounted for 10% or more of our total annual net sales.

Fair Value of Financial Instruments. The carrying amounts of our short-term financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair values due to their short-term nature. See Note 12 for information concerning the fair value of our variable and fixed rate debt.

Recent Accounting Standards.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The accounting standards update also requires expanded disclosures about revenue recognition. On July 9, 2015, the FASB decided to defer the effective date of the standard. The guidance is now effective for fiscal years beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as early as the original effective date of December 15, 2016. The Company put a team in place to analyze the impact of this ASU across all revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and has plans to start drafting its accounting policies and evaluating the new disclosure requirements and the impact they will have on its business processes, controls and systems in 2017. The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The Company has completed the assessment of the new standard and is finalizing the new required disclosures. Overall, the Company does not expect the timing of revenue recognition under the new standards to be materially different from our current revenue recognition policy. Based on the Company’s analysis of open contracts as of December 31, 2017, the cumulative effect of applying the new standards is not material.

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

Income (loss) from discontinued operations, net of taxes, is comprised of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Net sales	$—	$—	$95,342
Costs and operating expenses:
Cost of sales	—	—	35,834
Selling, general and administrative	—	—	50,729
Research and development	—	—	249
Amortization of intangible assets	—	—	6,874
Impairment of goodwill	—	—	117,298
Impairment of intangible and long lived assets	—	—	52,150
Other income	309	1,138	86
Income (loss) from discontinued operations before income taxes	$309	$1,138	$(167,706)
Income tax benefit	—	—	10,126
Net income (loss) from discontinued operations	$309	$1,138	$(157,580)

Net assets for discontinued operations are as follows:

	Year ended December 31,
	2017	2016
Other current assets	$511	$511
Total assets	511	511
Liabilities	—	—
Net assets	$511	$511

4. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable allowance for doubtful accounts is presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$36,070	$32,893	$23,585
Provision for doubtful accounts	19,386	30,709	26,160
Write-offs, net of recoveries	(26,218)	(27,532)	(16,852)
Balance, end of year	$29,238	$36,070	$32,893

Our allowance for sales returns balance was $2.0 million, $3.8 million, and $4.1 million, as of December 31, 2017, 2016 and 2015, respectively.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Components and raw materials	$67,220	$18,771
Work in process	5,652	8,373
Finished goods	89,468	126,974
Inventory held on consignment	38,219	35,751
	200,559	189,869
Inventory reserves	(31,422)	(38,312)
	$169,137	$151,557

A summary of the activity in our inventory reserves is presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$38,312	$22,042	$22,094
Provision charged to costs of sales	3,424	26,409	5,699
Write-offs, net of recoveries	(10,314)	(10,139)	(5,751)
Balance, end of year	$31,422	$38,312	$22,042

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	December 31, 2017	December 31, 2016	Depreciable lives (years)
Land	$170	$170	Indefinite
Buildings and improvements	27,244	25,919	3 to 25
Equipment	142,544	132,314	2 to 7
Software	52,776	47,368	3 to 10
Furniture and fixtures	12,779	12,093	3 to 8
Surgical implant instrumentation	159,543	128,983	5
Construction in progress	6,065	6,656	N/A
	401,121	353,503
Accumulated depreciation and amortization	(267,599)	(225,484)
Property and equipment, net	$133,522	$128,019

Depreciation and amortization expense relating to property and equipment was $45.2 million, $41.4 million and $37.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2017 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$330,544	$1,112,632
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2016	422,258	101,001	1,823	330,544	855,626
Current Year Activity:
Foreign currency translation	—	—	—	8,486	8,486
Balance, end of period
Goodwill	483,258	249,601	49,229	339,030	1,121,118
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2017	$422,258	$101,001	$1,823	$339,030	$864,112

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,114	$(402,005)	$76,109
Patents and technology	446,894	(302,805)	144,089
Trademarks and trade names	29,851	(18,576)	11,275
Distributor contracts and relationships	4,805	(4,725)	80
Non-compete agreements	6,750	(6,750)	—
	$966,414	$(734,861)	231,553
Indefinite-lived intangible assets:
Trademarks and trade names			375,535
Net identifiable intangible assets			$607,088

December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$475,280	$(364,582)	$110,698
Patents and technology	446,734	(274,914)	171,820
Trademarks and trade names	29,695	(15,543)	14,152
Distributor contracts and relationships	4,753	(4,486)	267
Non-compete agreements	6,604	(6,224)	380
	$963,066	$(665,749)	297,317
Indefinite-lived intangible assets:
Trademarks and trade names			374,817
Net identifiable intangible assets			$672,134

In performing our 2017 goodwill impairment test, we estimated the fair values of our reporting units using the income approach which includes the discounted cash flow method and the market approach which includes the use of market multiples. These fair value measurements are categorized within Level 3 of the fair value hierarchy. The discounted cash flows for each reporting unit were based on discrete financial forecasts developed by management for planning purposes, and required significant judgment with respect to forecasted sales, gross margin, selling, general and administrative expenses, depreciation, income taxes, capital expenditures, working capital requirements and the selection and use of an appropriate discount rate. For purposes of calculating the discounted cash flows of our reporting units, we used estimated revenue growth rates averaging between (0.3)% and 10.5% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each identified reporting unit and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at discount rates ranging from 8.5% to 10.0%, and terminal value growth rates ranging from (0.3)% to 5.2%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology. We determined that the fair value of the six reporting units with goodwill assigned to them exceed their carrying values and were not at risk of failing the test. This fair value measurement is categorized within Level 3 of the fair value hierarchy. The percentage by which the fair value of the six reporting units exceeded their carrying value ranged from 44.4% to 676.9%. As such, we determined that the goodwill of our reporting units was not impaired.

In the fourth quarter of 2016, we determined that the carrying values of our CMF and Vascular reporting units, components of our Recovery Sciences and Bracing and Vascular segments, respectively, were in excess of their estimated fair values. As a result, in the fourth quarter of 2016 we recorded goodwill impairment charges for the CMF and Vascular and reporting units of $99.0 million and $61.0 million, respectively. The impairment charges were included in Impairment of goodwill and intangible assets in our Consolidated Statement of Operations. The impairment charge for our CMF reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to disruption caused by our exit of the Empi business. The impairment charge for our Vascular reporting unit resulted from reductions in our projected operating results and estimated future cash flows due to a loss of revenue caused by disruption as we transitioned our Dr. Comfort therapeutic footwear manufacturing and distribution to a new ERP system and market pressure in the therapeutic shoe market.

In the fourth quarter of 2017 we tested our indefinite lived trade name intangible assets for impairment. This test work compares the fair value of the asset with its carrying amount. To determine the fair value we applied the relief from royalty (RFR) method. Under the RFR method, the value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not being required to pay royalties for its use during the asset’s indefinite life. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating future cash flows and the identification of appropriate terminal growth rate assumptions. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash generated by the respective intangible assets. Future cash flows were discounted to present value at discount rates ranging from 8.5% to 10.0%, and terminal value growth rates ranging from (0.3)% to 5.0%. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar brands and trademarks are being licensed in the marketplace. We used market average royalty rates ranging from 0.5% to 5.0%. These fair value measurements are categorized within Level 3 of the fair value hierarchy. We determined that that the fair value of these trade names exceed their carrying value. The percentage by which the fair value of these trade names exceeded their carrying value ranged from 46.5% to 232.1%. As such, we determined that these indefinite lived intangible assets are not impaired. This fair value measurement is categorized within Level 3 of the fair value hierarchy.

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 3.5 years for customer relationships, 6.2 years for patents and technology, 1.4 years for distributor contracts and relationships and 5.1 years for trademarks and trade names. Based on our amortizable intangible asset balance as of December 31, 2017 we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

2018	57,993
2019	53,061
2020	37,089
2021	32,488
2022	28,687
Thereafter	22,235
$231,553

Our goodwill and intangible assets by segment are as follows (in thousands):

December 31, 2017	Goodwill	Intangible Assets, Net
Bracing and Vascular	$422,258	$381,479
Recovery Sciences	101,001	106,468
International	339,030	98,542
Surgical Implant	1,823	20,599
	$864,112	$607,088

December 31, 2016	Goodwill	Intangible Assets, Net
Bracing and Vascular	$422,258	$411,079
Recovery Sciences	101,001	122,586
International	330,544	113,679
Surgical Implant	1,823	24,790
	$855,626	$672,134

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued wages and related expenses	$41,482	$30,340
Accrued commissions	16,994	16,254
Accrued rebates	12,896	14,023
Accrued other taxes	5,743	2,926
Accrued professional expenses	3,879	3,593
Income taxes payable	1,937	231
Derivative liability	268	1,497
Other accrued liabilities	43,161	44,401
	$126,360	$113,265

9. EMPLOYEE BENEFIT PLANS

We have multiple qualified defined contribution plans, which allow for voluntary pre-tax contributions by employees. We pay all general and administrative expenses of the plans and make matching and may make certain discretionary contributions to the plans. Based on 100% of the first 1% and 50% of the next 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing), we made matching contributions of $3.5  million, $3.5  million, and $4.2 million, to the plans for the years ended December 31, 2017, 2016 and 2015, respectively. The plans provide for discretionary contributions by us, as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2017. In addition, we made contributions to our international pension plans of $3.0 million, $2.1 million, and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Foreign Exchange Rate Contracts. We have previously utilized Mexican Peso (MXN) foreign exchange forward contracts to hedge a portion of our exposure to fluctuations in foreign exchange rates, as our Mexico-based manufacturing operations incur costs that are largely denominated in MXN. As of December 31, 2017 we did not have any outstanding foreign currency exchange forward contracts. While our foreign exchange forward contracts act as economic hedges, we have not designated such instruments as hedges for accounting purposes. Therefore, gains and losses resulting from changes in the fair values of these derivative instruments are recorded in Other income (expense), net, in our accompanying Consolidated Statements of Operations.

The following table summarizes the fair value of derivative instruments in our Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other long term assets	$84	$0
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$268	$1,497
Interest rate cap agreements designated as cash flow hedges	Other long-term liabilities	—	1,283

The following table summarizes the effect our derivative instruments have on our Consolidated Statements of Operations (in thousands):

		Year Ended December 31,
	Location of gain (loss)	2017	2016	2015
Interest rate cap agreements designated as cash flow hedges	Interest expense (1)	$482	$412	$—
Foreign exchange forward contracts not designated as hedges	Other expense, net	—	—	(4)
		$482	$412	$(4)

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest rate cap agreements designated as cash flow Hedges	$3,007	$(3,969)	$985

11. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$84	$—	$—
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$268	$—	$—

As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$2,780	$—	$2,780

12. DEBT

Debt obligations consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Credit facilities:
ABL Facility, net of unamortized debt issuance costs of $1.2 million and $1.6 million as of December 31, 2017 and 2016, respectively	$73,843	$80,365
Term loan:
$1,031.3 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $8.6 million and $12.0 million as of December 31, 2017 and 2016, respectively	1,022,630	1,029,816
Notes:
$1,015.0 million 8.125% Second Lien notes, net of unamortized debt issuance costs and original issuance discount of $11.6 million and $14.4 million as of December 31, 2017 and 2016, respectively	1,003,382	1,000,649
$298.5 million 10.75% Third Lien notes, net of unamortized debt issuance costs and original issuance discount of $4.8 million and $6.5 million as of December 31, 2017 and 2016, respectively	293,657	291,958
Capital lease obligations and other	20,608	—
Total debt	2,414,120	2,402,788
Current maturities	(15,936)	(10,550)
Long-term debt	$2,398,184	$2,392,238

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

As of December 31, 2017, the market values of our Term Loan and drawings under the ABL Facility were $1,014.5 million and $75.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $75.0 million as of December 31, 2017, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of December 31, 2017 our weighted average interest rate for all borrowings under the Credit Facilities was 4.61%.

Principal Payments. We are required to make principal repayments under the Term Loan in quarterly installments equal to 0.25% of the original principal amount, with the remaining amount payable at maturity in June 2020 provided that, if on January 16, 2020 (or, if earlier, the 91st day prior to the scheduled maturity date of the 10.75% Notes), more than $50,000,000 in aggregate principal amount of the 10.75% Notes remains outstanding the scheduled maturity date of which is earlier than 91 days after June 7, 2020, then the maturity date with respect to the Term Loan shall be January 16, 2020 (or, if earlier, the 91st day prior to the scheduled maturity date of the 10.75% Notes).

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of December 31, 2017, our actual first lien net leverage ratio was 3.66:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of December 31, 2017, we were in compliance with all applicable covenants.

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

As of December 31, 2017, the market value of the 8.125% Notes was $954.1 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of December 31, 2017, the market value of the 10.75% Notes was $267.1 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Other debt

On June 6, 2017, we entered into two new term loans of €6.0 million each at our French subsidiary. The loan provides for borrowings of €12.0 million and is subject to customary borrowing conditions. We are required to make principal repayments under the loan in both monthly and quarterly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one month interest period plus 0.4%. Pursuant to the terms of the loan agreements, we have pledged €12.0 million of our French subsidiary’s tangible and intangible assets.

In the fourth quarter of 2017, our subsidiary, Ormed GmbH, entered into two financing arrangements with Deutsche Leasing AG and Sparkasse Freiburg. The arrangement with Deutsche Leasing provides for a sale and lease back of continuous passive motion (CPM) devices for a total of €3.5 million, maturing within 36 and 48 months. The second arrangement with Sparkasse Freiburg, is a loan agreement consisting of a term loan €4.0 million and a revolving line of credit of up to €1.5 million, with a maturity date of August 30, 2019.

At December 31, 2017, the aggregate amounts of principal maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2018	15,936
2019	20,825
2020	1,388,285
2021	1,015,296
2022	—
Thereafter	—
$2,440,342

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

Debt Issuance Costs

As of December 31, 2017 and December 31, 2016, we had $8.6 million and $11.6 million, respectively, of unamortized debt issuance costs.

For the year ended December 31, 2015, we capitalized $5.9 million of debt issuance costs incurred in connection with the amendment of our prior credit facilities.

For the years ended December 31, 2017, 2016 and 2015, amortization of debt issuance costs was $3.0 million, $2.9 million and $4.7 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Consolidated Statements of Operations for each of the periods presented.

13. MEMBERSHIP DEFICIT

During the year ended December 31, 2017, DJO issued 45,774 shares of its common stock upon the net exercise of vested stock options that had been granted to current and former employees in 2007 in exchange for options that had previously been granted in the predecessor company to DJO (“Rollover Options”). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The current and former employees exercised these Rollover Options for a total of 416,206 shares of DJO’s common stock, from which we withheld 370,432 shares to cover $6.1 million of aggregate option exercise price and income tax withholdings and issued the remaining 45,774 shares.

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

During the year ended December 31, 2016, DJO issued 43,086 shares of its common stock upon the net exercise of vested stock options that had been granted to an employee in 2006 in exchange for options that had previously been granted in the predecessor company to DJO (Rollover Options). Our stock incentive plan permits participants to exercise stock options using a net exercise method. In a net exercise, we withhold from the total number of shares that otherwise would be issued to a participant upon exercise of the stock option such number of shares having a fair market value at the time of exercise equal to the aggregate option exercise price and applicable income tax withholdings, and remit the remaining shares to the participant. The employee exercised these Rollover Options for a total of 312,925 shares of DJO’s common stock, from which we withheld 269,839 shares to cover $4.4 million of aggregate option exercise price and income tax withholdings and issued the remaining 43,086 shares.

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

In 2015 and 2016, options were granted to employees following the net exercise of the options they received in 2007 in exchange for options that had previously been granted in DJO’s predecessor company (Rollover Options), which were scheduled to expire in 2015 and 2016, respectively. These new options were fully vested on the date of grant and have a term of ten years (Vested Options).

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

Stock-Based Compensation

During the year ended December 31, 2017, the compensation committee granted 1,475,000 options to employees, of which 1,047,501 were Market Return Options and 427,499 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the year ended December 31, 2017 was $6.30 and $6.60, respectively.

During the year ended December 31, 2016, the compensation committee granted 2,015,318 options to employees, of which 1,356,164 were Market Return Options, 484,336 were Time-Based Options and 174,818 were Vested Options. Additionally, the compensation committee granted 18,800 Director Service Options to members of the Board of Directors and 10,000 Market Return Options to non-employees. The weighted average grant date fair values of the Time-Based Options, Vested Options and Director Service Options granted during the year ended December 31, 2016 were $6.12, $5.98 and $5.25, respectively. In addition, during the year ended December 31, 2016, we granted 121,507 restricted stock units (RSUs) to Michael C. Eklund, our new chief financial officer and chief operating officer. The RSUs vest over four years, with 25% vesting on October 3, 2017 and an additional 25% vesting on each October 3 thereafter, contingent upon his continued employment with the Company on each vesting date. The grant date fair value of the RSUs was $16.46.

During the year ended December 31, 2015, the compensation committee granted 1,343,621 options to employees, of which 1,065,002 were Performance Options, 257,498 were Time-Based Options and 21,121 were Vested Options. The weighted average grant date fair values of the Time-Based Options, Vested Options and Director Service Options granted during the year ended December 31, 2015 were $6.09, $5.27 and $6.92, respectively.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options of stock options granted during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	33.1%-33.3%	33.2%-33.4%	33%
Risk-free interest rate	2.0-2.9%	1.2%-2.0%	1.5-2.0%
Expected term until exercise	6.2-8.1	5.2-6.6	5.1-8.3
Expected dividend yield	0.0%	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$165	$84	$90
Operating expenses:
Selling, general and administrative	3,425	2,947	1,696
Research and development	106	157	19
	$3,696	$3,188	$1,805

We have met the Adjusted EBITDA targets related to the Performance Options granted with vesting conditions related to 2017 Adjusted EBITDA. As such, we recognized expense for the options that vested in 2017. We have not recognized expense for any of the options which have the potential to vest based on Adjusted EBITDA for 2018, as some of these targets have not yet been established and we are unable to assess the probability of achieving such targets. Accordingly, we recognized stock-based compensation expense for the Time-Based Options, the Performance Options with 2017 Adjusted EBITDA vesting conditions, Vested Options and the Director Service Options granted.

Stock based compensation expense for options granted to non-employees was not significant to the Company for all periods presented, and was included in Selling, general and administrative expense in our Consolidated Statements of Operations.

A summary of option activity under the 2007 Plan is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,681,627	$16.32	5.5	$1,370,670
Granted	1,488,800	$16.46
Exercised	(416,206)	$13.17
Forfeited or expired	(2,318,326)	$16.46
Outstanding at December 31, 2017	8,435,895	$16.46	6.1	$—
Vested or expected to vest at December 31, 2017	3,657,499	$16.46	4.3	$—
Exercisable at December 31, 2017	2,431,238	$16.46	3.8	$—

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

The following table provides information regarding the use of the net exercise method during the periods presented:

	Year Ended December 31,
	2017	2016
Options exercised	416,206	312,925
Shares withheld	370,432	269,839
Shares issued	45,774	43,086
Average market value per share withheld	$16.46	$16.46
Aggregate market value of shares withheld (in thousands)	$6,097	$4,442

As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested stock options granted under the 2007 Plan, excluding options subject to the performance components of the Market Return Options, was $4.7 million, net of expected forfeitures. We anticipate this expense to be recognized over a weighted-average period of approximately four years. Compensation expense associated with the Market Return Options granted under the 2007 Plan, with the exception of those that were issued in connection with a modification, will be recognized only to the extent achievement of the performance components are deemed probable.

15. INCOME TAXES

The components of loss from continuing operations before income tax provision consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$(130,603)	$(305,813)	$(184,524)
Foreign operations	34,479	12,142	14,273
	$(96,124)	$(293,671)	$(170,251)

The income tax provision from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income taxes:
U.S. federal	$(995)	$(216)	$597
U.S. state	160	181	1,042
Foreign	8,564	4,479	4,677
Total current income taxes	7,729	4,444	6,316
Deferred income taxes:
U.S. federal	(69,829)	(9,893)	6,095
U.S. state	460	(935)	919
Foreign	920	(469)	(1,074)
Total deferred income taxes	(68,449)	(11,297)	5,940
Total income tax (benefit) provision	$(60,720)	$(6,853)	$12,256

The difference between the income tax provision (benefit) derived by applying the U.S. federal statutory income tax rate of 35% and the recognized income tax provision is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit derived by applying the U.S. federal statutory income tax rate to loss before income taxes	$(33,643)	$(102,785)	$(59,586)
Add (deduct) the effect of:
State tax benefit, net	(1,960)	(5,126)	(4,996)
Change in state effective tax rates	20	449	(604)
Foreign earnings repatriation	190	236	(622)
Unrecognized tax benefits	2,191	129	1,678
Goodwill impairment	—	38,988	—
Revaluation of deferred taxes	48,529	—	—
Reclass of tax expense for gain in OCI	(6,982)	—	—
Research tax credit	(1,124)	(489)	(758)
Permanent differences and other, net	331	3,346	(2,726)
Foreign rate differential	(5,238)	(897)	5,875
Other	(2,202)	1,220	1,340
Valuation allowance	(60,832)	58,076	72,655
	$(60,720)	$(6,853)	$12,256

ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. As a result of the gain recognized in other comprehensive income, the Company is subject to ASC 740-20-45-7 which requires us to record a tax expense to other comprehensive income and a corresponding tax benefit to continuing operations. The amount of income tax benefit recorded as part of continuing operations is limited to the income tax expense from other comprehensive income. Accordingly, the Company has recorded a tax expense of $7.0 million in other comprehensive income and a corresponding income tax benefit from continuing operations.

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$219,488	$308,615
Receivables reserve	7,291	14,619
Accrued expenses and reserves	30,887	52,646
Gross deferred tax assets	257,666	375,880
Valuation allowance	(219,365)	(286,974)
Net deferred tax assets	38,301	88,906
Deferred tax liabilities:
Intangible assets	(169,145)	(269,196)
Foreign earnings repatriation	(6,975)	(11,080)
Other	(3,346)	(9,573)
Gross deferred tax liabilities	(179,466)	(289,849)
Net deferred tax liabilities	$(141,165)	$(200,943)

At December 31, 2017, we maintain federal and state net operating loss carryforwards of $894.8 million and $559.2 million, respectively, which expire over a period of 1 to 20 years. Our foreign net operating loss carryforwards of $14.8 million will begin to expire in 2019.

At December 31, 2017 and 2016 we had gross deferred tax assets of $257.7 million and $375.9 million, respectively, which we reduced by valuation allowances of $219.4 million and $287.0 million, respectively.

We do not intend to permanently reinvest the earnings of foreign operations. Accordingly, we recorded a deferred tax (benefit) expense of $0.2 million, $0.2 million and $(0.6) million for the years ended December 31, 2017, 2016 and 2015, respectively, for unrepatriated foreign earnings in those years.

The Company qualifies for a tax holiday in Tunisia. Without the tax holiday, the Company would have tax expense of $1.0 million, $0.5 million and $0.3 million in Tunisia for the years ended December 31, 2017, 2016 and 2015, respectively. The tax incentive will last at least through 2021.

We file income tax returns in U.S. federal, state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years before 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent .The re-measurement of the deferred tax assets and liabilities resulted in an income tax expense of $48.5 million, which was offset by a $(118.4) million benefit from the change in the valuation allowance, resulting in a net income tax benefit of $69.9 million that impacted the Company’s effective tax rate. We are still refining our calculations, in particular the potential utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred assets, which could potentially affect the re-measurement of these balances in a future period.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed in service after September 27, 2017. The 2017 Act also includes prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures. The 2017 Act includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The 2017 Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $15.1 million of undistributed foreign E&P subject to the deemed mandatory repatriation. Such amounts are provisional and the Company expects to complete its analysis during the second half of 2018.

The Company also continues to analyze the GILTI and BEAT provisions of the 2017 Tax Act.  The Company expects to complete its analysis of these provisions in the second half of 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. The Company has recognized provisional tax impacts related to the one-time mandatory repatriation of post-1986 E&P and the revaluation of deferred tax assets and liabilities. The provisional amounts have included in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$14,528	$14,901	$13,905
Additions based on tax positions related to current year	2,162	1,328	922
Additions for tax positions related to prior years	1,124	191	194
Reduction due to lapse of statute of limitations	(436)	(1,283)	(120)
Reductions related to Tax Cuts and Jobs Act	(560)	—	—
Reductions for settlements of tax positions	—	(609)	—
Balance, end of year	$16,818	$14,528	$14,901

To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of a U.S. federal valuation allowance. We anticipate that approximately $1.1 million of uncertain tax positions, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of the statutes of limitations. We have various unrecognized tax benefits totaling approximately $6.0 million, which, if recognized, would impact our effective tax rate in future periods. We recognized interest and penalties of $0.4 million, $0.1 million, and $0.4 million in the years ended December 31, 2017, 2016 and 2015, respectively, which was included as a component of income tax benefit in our Consolidated Statements of Operations. As of December 31, 2017 and 2016, we have $3.2 million and $2.8 million, respectively, accrued for interest and penalties.

16. COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease building space, manufacturing facilities and equipment under non-cancelable operating lease agreements that expire at various dates. We record rent incentives as deferred rent and amortize as reductions to lease expense over the lease term. The aggregate minimum rental commitments under non-cancelable leases for the next five years and thereafter, as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,
2018	11,534
2019	8,325
2020	6,781
2021	5,159
2022	2,959
Thereafter	8,029
$42,787

Rental expense under operating leases totaled $18.8 million, $17.8 million, and $18.0 million, for the years ended December 31, 2017, 2016 and 2015, respectively. Scheduled increases in rent expense are amortized on a straight line basis over the life of the lease.

Empi Investigation

Our subsidiary, Empi, Inc., was served with a federal administrative subpoena dated May 11, 2015, issued by the Office of Inspector General for the U.S. Department of Defense (“OIG”) seeking a variety of documents primarily relating to the supply of home electrotherapy units and supplies by Empi to beneficiaries covered under medical insurance programs sponsored or administered by TRICARE, the Defense Health Agency and the Department of Defense. The subpoena sought discovery of documents for the period January 2010 through May 2015. The Company has cooperated with the U.S. Attorney’s Office in Minnesota (USAO), which jointly handled the investigation of issues related to the subpoena. We produced responsive documents and fully cooperated in the investigation.  In October 2017, we reached a settlement in principle with the USAO and the Civil Division to resolve the government’s investigation of claims under the False Claims Act signed a formal settlement agreement in January 2018.  Pursuant to the settlement agreement, the Company agreed to pay a monetary penalty of $7.62 million, plus interest from October 2017 to January 2018.  The payment was made in January 2018.  As a part of the settlement, the Company did not admit and wrongdoing and is not subject to any ongoing corporate integrity agreement.

17. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) provides certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement. The monitoring fee agreement was terminated effective November 20, 2017. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement. We expensed $6.2 million, $7.0 million and $7.0 million related to the annual monitoring fee for the years ended December 31, 2017, 2016 and 2015, respectively, which is recorded as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. The $6.2 million payment was made in the first quarter of 2018.

18. SEGMENT AND GEOGRAPHIC INFORMATION

For the years ended December 31, 2017, 2016 and 2015, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Year Ended December 31,
	2017	2016	2015
Net sales:
Bracing and Vascular	$507,435	$522,600	$526,295
Recovery Sciences	158,288	156,998	156,194
Surgical Implant	200,384	174,503	134,843
International	320,099	301,187	296,295
	$1,186,206	$1,155,288	$1,113,627
Operating income (loss):
Bracing and Vascular	$102,531	$102,133	$115,791
Recovery Sciences	43,284	32,944	29,035
Surgical Implant	40,482	32,621	25,531
International	61,794	45,864	48,578
Expenses not allocated to segments and eliminations	(172,090)	(334,617)	(141,120)
	$76,001	$(121,055)	$77,815

Geographic Area

Following are our net sales by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$866,107	$854,101	$817,332
Other Europe, Middle East, and Africa	156,562	146,183	141,638
Germany	82,659	79,326	80,982
Australia and Asia Pacific	47,094	43,248	40,717
Canada	25,328	24,995	23,966
Latin America	8,456	7,435	8,992
	$1,186,206	$1,155,288	$1,113,627

Net sales are attributed to countries based on location of customer. In each of the years ended December 31, 2017, 2016 and 2015, no individual customer or distributor accounted for 10% or more of total annual net sales.

Following are our long-lived assets by geographic area (in thousands):

	December 31, 2017	December 31, 2016
United States	$122,208	$117,112
International	16,442	16,443
	$138,650	$133,555

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

The following table presents our unaudited quarterly consolidated financial data (in thousands):

	Three months ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 31, 2017
Net sales	$288,389	$294,746	$290,876	$312,195
Operating income	6,674	9,043	21,769	38,515
Net (loss) income from continuing operations	(39,803)	(34,224)	(22,602)	61,225
Net (loss) income attributable to DJOFL	(39,969)	(34,383)	(22,693)	61,151

	Three months ended
	March 28, 2016	June 27, 2016	September 26, 2016	December 31, 2016
Net sales	$278,906	$292,852	$287,040	$296,490
Operating income	9,462	21,544	22,244	(174,305)
Net loss from continuing operations	(37,937)	(23,961)	(22,625)	(202,295)
Net loss attributable to DJOFL	(38,320)	(23,275)	(22,582)	(202,126)

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

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,245	$(14,354)	$23,094	$—	$31,985
Accounts receivable, net	—	141,565	48,759	—	190,324
Inventories, net	—	137,193	30,200	1,744	169,137
Prepaid expenses and other current assets	42	13,730	6,445	1	20,218
Current assets of discontinued operations	—	511	—	—	511
Total current assets	23,287	278,645	108,498	1,745	412,175
Property and equipment, net	—	119,691	13,861	(30)	133,522
Goodwill	—	791,004	105,463	(32,355)	864,112
Intangible assets, net	—	598,018	9,070	—	607,088
Investment in subsidiaries	1,297,699	1,677,336	55,723	(3,030,758)	—
Intercompany receivables	298,021	—	—	(298,021)	—
Other non-current assets	85	2,462	2,581	—	5,128
Total assets	$1,619,092	$3,467,156	$295,196	$(3,359,419)	$2,022,025
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$84,943	$13,388	—	$98,331
Current portion of debt obligations	10,550	—	5,386	—	15,936
Other current liabilities	18,276	90,975	35,125	(1)	144,375
Total current liabilities	28,826	175,918	53,899	(1)	258,642
Long-term debt obligations	2,382,962	—	15,222	—	2,398,184
Deferred tax liabilities, net	—	137,424	5,173	—	142,597
Intercompany payables, net	—	167,667	65,108	(232,775)	—
Other long-term liabilities	(203)	13,063	220	—	13,080
Total liabilities	2,411,585	494,072	139,622	(232,776)	2,812,503
Noncontrolling interests	—	—	2,015	—	2,015
Total membership (deficit) equity	(792,493)	2,973,084	153,559	(3,126,643)	(792,493)
Total liabilities and (deficit) equity	$1,619,092	$3,467,156	$295,196	$(3,359,419)	$2,022,025

DJO Finance LLC

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$992,689	$334,319	$(140,802)	$1,186,206
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $27,732)	—	379,339	281,100	(162,332)	498,107
Selling, general and administrative	—	416,313	94,210	—	510,523
Research and development	—	31,856	3,573	—	35,429
Amortization of intangible assets	—	64,862	1,284	—	66,146
	—	892,370	380,167	(162,332)	1,110,205
Operating (loss) income	—	100,319	(45,848)	21,530	76,001
Other (expense) income:
Interest (expense) income, net	(174,004)	140	(374)	—	(174,238)
Other expense, net	—	(40,114)	42,227	—	2,113
Intercompany (expense) income, net	—	(23,694)	26,663	(2,969)	—
Equity in loss of subsidiaries, net	138,110	—	—	(138,110)	—
	(35,894)	(63,668)	68,516	(141,079)	(172,125)
(Loss) income before income taxes	(35,894)	36,651	22,668	(119,549)	(96,124)
Income tax (benefit) provision	—	(69,184)	8,464	—	(60,720)
Net (loss) income from continuing operations	(35,894)	105,835	14,204	(119,549)	(35,404)
Net income from discontinued operations	—	309	—	—	309
Net income attributable to noncontrolling interests	—	—	(799)	—	(799)
Net (loss) income attributable to DJOFL	$(35,894)	$106,144	$13,405	$(119,549)	$(35,894)

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(35,894)	$106,144	$14,204	$(119,549)	$(35,095)
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax provision of $7,400	—	—	5,638	—	5,638
Unrealized gain on cash flow hedges, net of tax provision of $1,144	3,007	—	—	—	3,007
Other comprehensive income	3,007	—	5,638	—	8,645
Comprehensive (loss) income	(32,887)	106,144	19,842	(119,549)	(26,450)
Comprehensive income attributable to noncontrolling interests	—	—	64	—	64
Comprehensive (loss) income attributable to DJO Finance LLC	$(32,887)	$106,144	$19,906	$(119,549)	$(26,386)

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(35,894)	$106,144	$14,204	$(119,549)	$(35,095)
Net income from discontinued operations		(309)			(309)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	—	39,856	5,285	(26)	45,115
Amortization of intangible assets	—	64,862	1,284	—	66,146
Amortization of debt issuance costs and non-cash interest expense	8,274	—	—	—	8,274
Stock-based compensation expense	—	3,696	—	—	3,696
Loss on disposal of assets, net	—	1,205	116	—	1,321
Deferred income tax (benefit) expense	—	(69,392)	943	—	(68,449)
Equity in loss of subsidiaries, net	(138,110)	—	—	138,110	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:					0
Accounts receivable	—	(7,383)	164	—	(7,219)
Inventories	—	(15,797)	20,067	(22,609)	(18,339)
Prepaid expenses and other assets	(85)	3,117	402	536	3,970
Accounts payable and other	1,571	39,761	6,978	(2,815)	45,495
Net cash (used in) provided by continuing operating activities	(164,244)	165,760	49,443	(6,353)	44,606
Net cash provided by discontinued operations	—	309	—	—	309
Net cash (used in) provided by operating activities	(164,244)	166,069	49,443	(6,353)	44,915
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(42,931)	(4,430)	—	(47,361)
Net cash (used in) provided by investing activities from continuing operations	—	(42,931)	(4,430)	—	(47,361)
Cash Flows From Financing Activities:
Intercompany	192,996	(137,120)	(62,229)	6,353	—
Proceeds from issuance of debt	82,000	—	21,552	—	103,552
Repayments of debt obligations	(99,550)	—	(1,785)	—	(101,335)
Repurchase of common stock	(3,600)				(3,600)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,102)	—	(1,102)
Other financing activities, net	(175)	—	—	—	(175)
Net cash provided by (used in) financing activities	171,671	(137,120)	(43,564)	6,353	(2,660)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,879	—	1,879
Net increase (decrease) in cash and cash equivalents	7,427	(13,982)	3,328	—	(3,227)
Cash and cash equivalents, beginning of year	15,818	(372)	19,766	—	35,212
Cash and cash equivalents, end of year	$23,245	$(14,354)	$23,094	—	$31,985

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,818	$(372)	$19,766	$—	$35,212
Accounts receivable, net	—	134,182	44,011	—	178,193
Inventories, net	—	123,217	28,192	148	151,557
Prepaid expenses and other current assets	41	16,875	6,734	—	23,650
Current assets of discontinued operations	0	511	—	—	511
Total current assets	15,859	274,413	98,703	148	389,123
Property and equipment, net	—	114,073	13,993	(47)	128,019
Goodwill	—	791,005	94,154	(29,533)	855,626
Intangible assets, net	—	662,880	9,254	—	672,134
Investment in subsidiaries	1,297,698	1,680,893	48,923	(3,027,514)	—
Intercompany receivables	345,539	—	—	(345,539)	—
Other non-current assets	0	3,086	2,450	—	5,536
Total assets	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$54,628	$9,194	—	$63,822
Current portion of debt obligations	10,550	—	—	—	10,550
Other current liabilities	18,224	80,389	31,392	—	130,005
Total current liabilities	28,774	135,017	40,586	—	204,377
Long-term debt obligations	2,392,238	—	—	—	2,392,238
Deferred tax liabilities, net	—	198,920	3,820	—	202,740
Intercompany payables, net	—	301,456	121,350	(422,806)	—
Other long-term liabilities	1,283	13,365	284	—	14,932
Total liabilities	2,422,295	648,758	166,040	(422,806)	2,814,287
Noncontrolling interests	—	—	2,079	—	2,079
Total membership (deficit) equity	(763,199)	2,877,592	99,358	(2,979,679)	(765,928)
Total liabilities and (deficit) equity	$1,659,096	$3,526,350	$267,477	$(3,402,485)	$2,050,438

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

DJO Finance LLC

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2016

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(283,575)	$(123,263)	$(11,992)	$133,150	$(285,680)
Net income from discontinued operations		(1,138)			(1,138)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	36,396	5,023	(52)	41,367
Amortization of intangible assets	—	74,982	1,544	—	76,526
Amortization of debt issuance costs and non-cash interest expense	7,755	—	—	—	7,755
Stock-based compensation expense	—	3,188	—	—	3,188
Impairment of goodwill	—	160,000	—	—	160,000
Loss on disposal of assets, net	—	523	115	4	642
Deferred income tax benefit	—	(10,900)	(397)	—	(11,297)
Equity in loss of subsidiaries, net	113,402	—	—	(113,402)	0
Changes in operating assets and liabilities, net of acquired assets and liabilities:					0
Accounts receivable	—	(6,609)	(1,221)	—	(7,830)
Inventories	—	17,356	18,413	(20,095)	15,674
Prepaid expenses and other assets	1,313	(4,434)	199	406	(2,516)
Accounts payable and other	10,893	(1,358)	5,381	(2,990)	11,926
Net cash (used in) provided by continuing operating activities	(150,212)	144,743	17,065	(2,979)	8,617
Net cash used in discontinued operations	—	(9,837)	—	—	(9,837)
Net cash (used in) provided by operating activities	(150,212)	134,906	17,065	(2,979)	(1,220)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(45,372)	(6,055)	(1)	(51,428)
Other investing activities, net	—	946	—	—	946
Net cash used in by investing activities from continuing operations	—	(44,426)	(6,055)	(1)	(50,482)
Cash Flows From Financing Activities:
Intercompany	96,436	(91,012)	(8,404)	2,980	—
Proceeds from issuance of debt	107,000	—	—	—	107,000
Repayments of debt obligations	(67,079)	—	—	—	(67,079)
Dividend paid by subsidiary to owners of noncontrolling interests	—	—	(1,106)	—	(1,106)
Net cash provided by (used in) financing activities	136,357	(91,012)	(9,510)	2,980	38,815
Effect of exchange rate changes on cash and cash equivalents	—	—	(844)	—	(844)
Net (decrease) increase in cash and cash equivalents	(13,855)	(532)	656	—	(13,731)
Cash and cash equivalents, beginning of year	29,673	160	19,110	—	48,943
Cash and cash equivalents, end of year	$15,818	$(372)	$19,766	—	$35,212

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

DJO Finance LLC

Condensed Consolidating Statements of Comprehensive Loss

For the Year Ended December 31, 2015

(in thousands)

	DJOFL	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net (loss) income	$(340,927)	$(96,424)	$(4,699)	$101,963	$(340,087)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $540	—	—	(6,006)	—	(6,006)
Unrealized gain on cash flow hedges, net of tax provision of zero for the year ended December 31, 2015	985	—	—	—	985
Other comprehensive income (loss)	985	—	(6,006)	—	(5,021)
Comprehensive (loss) income	(339,942)	(96,424)	(10,705)	101,963	(345,108)
Comprehensive income attributable to noncontrolling interests	—	—	(557)	—	(557)
Comprehensive (loss) income attributable to DJO Finance LLC	$(339,942)	$(96,424)	$(11,262)	$101,963	$(345,665)

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

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, our disclosure controls and procedures were effective at December 31, 2017, to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2017, we transitioned certain business processes to third party vendors, including payroll, general ledger, accounts receivables and payable functions.  While the processes and controls performed by our outsourced providers are the same as the processes and controls we previously performed internally, we implemented certain additional controls and procedures to manage the performance of these outsource providers.

There have been no other changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Award of Discretionary Bonuses

Pursuant to the “Individual Modifier” component of the 2017 Bonus Plan, the CEO can recommend an increase or decrease of the calculated individual bonus payment by up to 50%.  On March 14, 2018, the Compensation Committee recognized the need to reward the extraordinary efforts of certain members of the management team in 2017. As a result, the Compensation Committee approved the CEO’s recommendation for the payment of additional bonuses to certain of the NEOs as follows: an additional 20% bonus to Mr. Eklund ($104,000) and an additional 20% bonus to Mr. Tandy ($58,584). On March 14, 2018, the Compensation Committee also approved an additional 37.8% bonus to Mr. Shirley ($301,923) in recognition of his performance and leadership in 2017. The payment of these Individual Modifier portions is considered to be a discretionary award and is reflected in the “Bonus” column of the Summary Compensation Table below.

2018 Equity Grants to NEOs.

On March 14, 2018, the Compensation Committee approved the grant of options to purchase 100,000 shares to Mr. Eklund and options to purchase 160,000 shares to Mr. Murphy to provide additional retention and performance incentives.  The options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which is not less than the fair market value of our common stock on the date of grant. All of these options vest based on the “Linear MOIC Vesting” condition described above.  On March 14, 2018, the Compensation Committee also approved the award of 100,000 restricted stock units (RSUs) to Mr. Shirley.  The RSUs will be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a change in control of the Company.

Adoption of 2018 Bonus Plan

On March 14, 2018, the Compensation Committee approved the management incentive bonus plan for 2018 (the “2018 Bonus Plan”) for our NEOs, our other executive officers and other managers.  Additional information regarding the terms of the 2018 Bonus Plan can be found in “Adoption of 2018 Bonus Plan” found in the “Annual Cash Incentive Compensation” section of the “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” below which is incorporated by this reference herein.

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

Name	Age	Position
Brady R. Shirley	52	President, Chief Executive Officer and Director; Manager of DJOFL
Michael C. Eklund	49	Chief Financial Officer and Chief Operating Officer
Jeanine Kestler	52	Executive Vice President and Chief Human Resources Officer
Jeffery A. McCaulley	52	Global President, DJO Surgical
Stephen J. Murphy	53	President, International Commercial Business
Bradley J. Tandy	59	Executive Vice President, General Counsel and Secretary; Manager of DJOFL
Mike S. Zafirovski	64	Chairman of the Board
J. Joel Hackney, Jr.	48	Director
Julia Kahr	39	Director
David N. Kestnbaum	36	Director
Dr. Jacqueline Kosecoff	68	Director
James R. (Ron) Lawson	73	Director
John R. Murphy	67	Director
James Quella	68	Director

Brady R. Shirley—President, Chief Executive Officer and Director; Manager of DJOFL. Mr. Shirley was appointed President, Chief Executive Officer and Director of DJO, and Manager of DJOFL in November 2016. Mr. Shirley previously served as President, DJO Surgical since March 2014. From August 2009 to September 2013, Mr. Shirley was CEO and a Director of Innovative Medical Device Solutions, a company that provides comprehensive product development, manufacturing and supply chain management solutions for medical device companies within the orthopedic medical device industry. At IMDS, Mr. Shirley managed the integration of four companies, consolidated the capital structure and led a successful sale of the business in 2013. From December 1992 to August 2009, Mr. Shirley had several key leadership positions with Stryker Corporation, including President of Stryker Communications and Senior Vice President of Stryker Endoscopy. At Stryker, Mr. Shirley was responsible for all domestic operations and profit and loss for the Communications division and was responsible for Global Product Development and Sales and Marketing for the Endoscopy division. Mr. Shirley received a Bachelor of Business Administration in Finance from the University of Texas, Austin.

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

Jeanine Kestler—Executive Vice President and Chief Human Resources Officer. Ms. Kestler was appointed Executive Vice President, Global Human Resources of DJO in April, 2015.  From 2008 to 2014, Ms. Kestler served in various human resources executive roles at Invitrogen/Life Technologies/Thermo Fisher Scientific, including as Vice President, Human Resources, Global Commercial Operations. In this role, she built a people strategy focused on creating a culture of accountability, driving employee engagement, building management capability, and delivering business results. Ms. Kestler played an integral role in the growth strategy and organizational design for the Greater China business and led the human resources integration of Invitrogen and Applied Biosystems.  From 2000 to 2008, Ms. Kestler served in several senior HR positions with Dell Inc. in Austin, TX, including as Vice President, Human Resources, Global Services & IT and as Vice President, Human Resources supporting Product Development, Procurement, Finance, Legal, Marketing and other functions and responsible for driving the people strategy; including organizational effectiveness, developing leadership capability, and mergers and acquisitions. Prior to this, Ms. Kestler held various HR executive leadership positions over a 13 year career with NCR and AT&T.  Ms. Kestler received a Bachelor of Science in Business Administration from Miami University, Oxford, OH.

Jeffery A. McCaulley—Global President, DJO Surgical.  Mr. McCaulley was appointed Global President, DJO Surgical in May 2017.  From February 2014 to January, 2017, Mr. McCaulley served as the President and CEO of Smiths Medical, a $1.4 billion global manufacturer of Infusion Therapy, Vascular Access, Vital Care and other Specialty products and services for the world’s healthcare markets.  Prior to joining Smiths Medical, Mr. McCaulley served as President of the $3.2 billion Global Reconstructive Division at Zimmer Holdings, Inc., from December 2009 to January 2014, where he oversaw five global business units and numerous functions. He has held previous roles as President and CEO of Wolters Kluwer Health and Vice President and General Manager of the Global Diabetes Business Unit at Medtronic. Mr. McCaulley began his career at GE Healthcare, where he held progressively more senior roles during his 13 years there, last serving as President and CEO of GE Clinical Services. Mr. McCaulley holds a B.S. in Aerospace Engineering from the University of Cincinnati and an Executive MBA from the Owen Graduate School of Management at Vanderbilt University.

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

Julia Kahr—Director. Ms. Kahr became one of DJO’s directors immediately after the completion of the acquisition of DJO by an affiliate of The Blackstone Group in November 2006. Ms. Kahr is a Senior Managing Director of Blackstone’s Corporate Private Equity Group. Since joining Blackstone in 2004, Ms. Kahr has been involved in the execution of Blackstone’s investments in SunGard Data Systems, Encore Medical Corporation, DJO Global, Summit Materials, Inc. and Gates Industrial Corporation plc. Before joining Blackstone, Ms. Kahr was a Project Leader at the Boston Consulting Group, where she worked with companies in a variety of industries, including health care, financial services, media and entertainment and consumer goods. Ms. Kahr is also the sole author of Working Knowledge, a book published by Simon & Schuster in 1998. Ms. Kahr currently serves on the Board of Directors of Gates Industrial Corporation plc and Barry-Wehmiller Companies, Inc. and is also a member of the Board of Directors of Episcopal Social Services.

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

Dr. Jacqueline Kosecoff—Director. Dr. Kosecoff became one of DJO’s directors in December 2014. Since March 2012, Dr. Kosecoff has served as managing partner of Moriah Partners, LLC, a private equity firm focused on health services and technology, and as a senior advisor to Warburg Pincus LLC, a global private equity company, since March 2012. From October 2007 to November 2011, Dr. Kosecoff served as chief executive officer of OptumRx (formerly Prescriptions Solutions), a pharmacy benefits management company and subsidiary of UnitedHealth Group, and continued to serve as a senior advisor to OptumRx from December 2011 to February 2012. She served as chief executive officer of Ovations Pharmacy Solutions, a subsidiary of UnitedHealth Group providing health and well-being services for people who are over 50, from December 2005 to October 2007. From July 2002 to December 2005, she served as executive vice president, Specialty Companies of PacifiCare Health Systems, Inc., a consumer health organization. Prior to joining PacifiCare, Dr. Kosecoff was founder, President and Chief Operating Officer of Protocare, a firm whose lines of business included the clinical development of drugs, devices, biopharmaceutical and nutritional products, and health services consulting. Dr. Kosecoff has served as a consultant and on the boards of several public and private companies and institutions and currently is a director of the following public companies: athenahealth, Inc., Houlihan Lokey, Sealed Air Corporation and STERIS Corporation. Dr. Kosecoff served as Professor of Medicine and Public Health at the University of California, Los Angeles from 1975 to 2006. Dr. Kosecoff holds a Bachelor of Arts in Mathematics from the University of California, Los Angeles (UCLA), a Master of Science in Applied Mathematics from Brown University, and a Ph.D. in Research Methods.

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

CORPORATE GOVERNANCE MATTERS

Term of Directors. Each director of DJO serves until resignation or removal by a majority vote of the shareholders of DJO. Because affiliates of Blackstone own approximately 97.6% of the outstanding capital stock of DJO, no regular annual meetings of shareholders have been scheduled and the directors do not have specific annual terms.

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

Audit Committee. Our Audit Committee currently consists of two appointed Directors, Mr. Murphy (Chairman), and Ms. Kahr. As a privately held company, although our Audit Committee is not required to be composed of only independent directors, we believe that Mr. Murphy meets the definition of an independent director under the rules of the New York Stock Exchange. Our Board has determined that Mr. Murphy is an audit committee financial expert, as defined in SEC Regulation S-K Item 407 (d)(5)(ii). Our Board also believes that Ms. Kahr has the requisite level of financial literacy and financial sophistication to enable the Audit Committee to be effective in relation to the purposes outlined in its charter and in light of the scope and nature of our business and financial statements.

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

Named Executive Officers

For the year ended December 31, 2017, the following individuals were our NEOs:

Current Executive Officers:

Brady R. ShirleyPresident, Chief Executive Officer and Director

Michael C. EklundChief Financial Officer and Chief Operating Officer

Jeffery A. McCaulleyGlobal President, DJO Surgical

Stephen J. MurphyPresident, International Commercial Businesses

Bradley J. TandyExecutive Vice President, General Counsel and Secretary

Role of the Compensation Committee in Establishing Compensation

The Compensation Committee establishes salaries and reviews benefit programs for the Chief Executive Officer (“CEO”) and each of our other executive officers; reviews and approves our annual incentive compensation for management employees; reviews, administers and grants stock options and other equity awards under our stock incentive plan; advises the DJO Board and makes recommendations with respect to plans that require Board approval; and approves employment agreements with our executive officers. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, and analysis of compensation practices in industries where we compete for experienced senior management. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. The Compensation Committee met four times during 2017 and acted by written consent one time. The CEO makes recommendations for the salaries for executive officers other than himself and reviews such recommendations with the Compensation Committee.

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
•

Promote a direct relationship between executive compensation and the interests of our stockholders, with long-term incentive compensation that links a significant portion of executive compensation to our sustained performance through equity awards, and

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

The Compensation Committee does not automatically or regularly make increases in annual base salary, but reviews base salaries and overall compensation from time-to-time. In May 2017, the Compensation Committee approved increases in base salaries to certain of the executive officers, as follows:  Mr. Shirley’s annual base salary was increased from $750,000 to $850,000; Mr. Murphy’s base salary was increased from £245,000 to £253,000; and Mr. Tandy’s base salary was increased from $400,000 to $440,000. In connection with his hiring in August 2016, DJO entered into an employment agreement with Mr. Eklund which provides for an annual base salary of $650,000.  In recognition of his leadership over the Company’s Transformation Plan, in March 2018 the Compensation Committee approved an increase in Mr. Eklund’s base salary to $675,000. In connection with his hiring in May 2017, DJO entered into an employment agreement with Mr. McCaulley which provides for an annual base salary of $590,000. The annual base salaries for each of the NEOs were determined based on salaries of comparable executive positions in the industry, DJO’s prior compensation practices and, in the case of the NEOs hired within the last three years, were the result of arm’s-length negotiations at the time of their hiring.

Annual Cash Incentive Compensation

Performance-based cash incentive compensation is provided to motivate our NEOs to pursue financial objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the DJO Board has set for our company.

Terms of 2017 Bonus Plan

In March 2017, the Compensation Committee approved the management incentive bonus plan for 2017 (the “2017 Bonus Plan”) for our NEOs and other executive officers. Under the 2017 Bonus Plan, each NEO (other than the CEO and the CFO) had an opportunity to earn a target bonus of up to 70% of such NEO’s total salary paid in 2017 (the “Target Bonus”), with the possibility of earning an additional supplemental bonus based on overachievement of the annual financial targets. Pursuant to their respective employment agreements, Mr. Shirley’s Target Bonus is 100% of his total salary paid in 2017 and Mr. Eklund’s Target Bonus is 80% of his total salary paid in 2017. To further incentivize management, the Compensation Committee also authorized an “Individual Modifier” to allow the exercise of discretion by the CEO to increase or decrease the calculated individual bonus awards for the management plan participants, including the Company’s executive officers by up to 50% of the calculated bonus, with the sum of all bonus payments to remain within the total amount budgeted for the plan’s bonus payments.

Under the 2017 Bonus Plan, for the Corporate plan participants, including Mr. Shirley, Mr. Eklund and Mr. Tandy, 50% of their Target Bonus was based on meeting the Company’s annual Adjusted EBITDA target and 50% of their Target Bonus was based on meeting the Company’s annual Free Cash Flow target. For the Presidents of the Company’s Business Units, including Mr. McCaulley (Surgical) and Mr. Murphy (International), 50% of their Target Bonus was based on meeting the annual Adjusted EBITDA target of their respective Business Units, 20% of their Target Bonus was based on meeting the Company’s annual Adjusted EBITDA target, and 30% of their Target Bonus was based on meeting the Company’s annual Free Cash Flow target.
The 2017 Bonus Plan provided that a minimum bonus payment of 25% of the portion of the Target Bonus for each applicable financial metric would be awarded for achieving a 90% minimum threshold for such financial goal, with the bonus amount increasing from 25% to 100% on a linear basis for performance between the threshold amount and the achieved financial target. The 2017 Bonus Plan also provided for a Supplemental Bonus pursuant to which the executive officers (other than Mr. Eklund and Mr. Tandy) could earn an additional bonus of up to 50% of their applicable Target Bonus if the Company’s financial performance exceeded the applicable targets by up to 20% the respective goals. Pursuant to their employment agreements, Mr. Tandy and Mr. Eklund are eligible for a Supplemental Bonus of up to 100% of Target Bonus upon achievement of the same performance criteria for the Supplemental Bonus.

To emphasize the importance of improving DJO’s profitability and liquidity, the Compensation Committee selected Adjusted EBITDA and Free Cash Flow as the relevant Company-wide performance criteria for the 2017 Bonus Plan because the Compensation Committee believed that these criteria were consistent with the metrics by which the DJO Board of Directors measured the overall goals and long-term strategic direction for DJO in 2017. Further, these criteria were closely related to or reflective of DJO’s financial and operational improvements, growth and return to stockholders. Adjusted EBITDA was and is an important non-GAAP valuation tool that potential investors use to measure our Company’s profitability and liquidity against other companies in our industry. Adjusted EBITDA, for the purposes of the 2017 Bonus Plan, was calculated as earnings before interest, income taxes, depreciation and amortization, further adjusted for non-cash items, non-recurring items and other adjustment items pursuant to the definition of consolidated EBITDA contained in the credit agreement for our senior secured credit facilities. As with prior bonus plans, achievement of the Adjusted EBITDA goal is determined using the same foreign currency exchange rates used in the 2017 budget and the calculation of Adjusted EBITDA excludes future cash savings which is included in the calculation of Adjusted EBITDA under the Company’s credit agreements and note indentures. See definition of “Adjusted EBITDA” in “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Free Cash Flow was and is a critical measure and it reflects the Compensation Committee’s focus in 2017 on improving the Company’s cash flow. For the Presidents of the Company’s business units, the Compensation Committee determined that it was appropriate that their Bonus Plans include components related to the Adjusted EBITDA for such leader’s business unit in order to incentivize him or her to achieve the goals of the applicable business unit.

In establishing the specific financial performance goals for the 2017 Bonus Plan, the Compensation Committee set the annual Adjusted EBITDA and Free Cash Flow targets for the Company to reflect 14.7% and 15.5% improvement over the 2016 Adjusted EBITDA and Free Cash Flow, respectively.

Results and Amounts Earned under 2017 Bonus Plan

At its February 21, 2018 meeting, the Compensation Committee confirmed the calculations of the Company’s financial performance and determined that the Company’s Adjusted EBITDA target was achieved at the 100% level, and the Company’s Free Cash Flow target was achieved at the 100% level.  As a result, no Supplemental Bonus amounts as defined in the 2017 Bonus Plan were earned in 2017 by the participants in the Corporate bonus group. The Compensation Committee also determined that based on financial performance of the Surgical and International Segments in 2017, 100% of the Adjusted EBITDA and Free Cash Flow goals for these Business Units were achieved, resulting in 100% of the total annual Target Bonuses being achieved. On March 14, 2018, the Compensation Committee approved the calculated bonuses for each of the NEOs based on the achievement of the Corporate and Business Unit financial goals.

Award of Discretionary Bonuses

Pursuant to the “Individual Modifier” component of the 2017 Bonus Plan, the CEO can recommend an increase or decrease of the calculated individual bonus payment by up to 50%.  On March 14, 2018, the Compensation Committee recognized the need to reward the extraordinary efforts of certain members of the management team in 2017.  As a result, the Compensation Committee approved the CEO’s recommendation for the payment of additional bonuses to certain of the NEOs as follows: an additional 20% bonus to Mr. Eklund ($104,000) and an additional 20% bonus to Mr. Tandy ($58,584). The payment of these Individual Modifier portions is considered to be a discretionary award and is reflected in the “Bonus” column of the Summary Compensation Table below.

On March 14, 2018, the Compensation Committee also approved an additional 37.8% bonus to Mr. Shirley ($301,923) in recognition of his performance and leadership in 2017.

Adoption of the 2018 Bonus Plan

On March 14, 2018, the Compensation Committee approved the management incentive bonus plan for 2018 (the “2018 Bonus Plan”) for our NEOs and other executive officers. The terms of the 2018 Bonus Plan are substantially similar to the terms of the 2017 Bonus Plan, except as follows: 1) the Compensation Committee determined that it was advisable to include a revenue component in 2018 to encourage a greater focus on revenue growth in 2018; provided, however, the revenue component for the Business Unit participants will only be earned if the Business Unit’s Adjusted EBITDA goal exceeds 90% achievement; and 2) the minimum bonus payment for each financial goal was increased from 25% to 35% of the Target Bonus for such financial goal for achieving a 90% minimum threshold for the applicable financial goal, with the bonus payment increasing linearly from 35% to 100% between the minimum threshold amount and the financial target. For executive officers who are not Business Unit Presidents, including Mr. Shirley, Mr. Eklund and Mr. Tandy, 20% of their Target Bonus is based on achieving the Company’s revenue goal, 60% is based on achieving the Company’s Adjusted EBITDA goal, and 20% is based on achieving the Company’s Free Cash Flow goal.  For executive officers who are Business Unit Presidents, including Mr. McCaulley and Mr. Murphy, 20% of their Target Bonus is based on achieving their Business Unit’s revenue goal, 40% is based on achieving their Business Unit’s Adjusted EBITDA goal, 20% is based on achieving the Company’s Adjusted EBITDA goal, and 20% is based on achieving either their Business Unit’s Cash Flow goal or the Company’s Free Cash Flow, as selected by the CEO.

Equity Compensation Awards

In November 2007, the Compensation Committee adopted the DJO 2007 Incentive Stock Plan (as amended, the 2007 Plan). The 2007 Plan was amended in May 2017 to extend its term to December 31, 2019.  The purpose of the 2007 Plan is to promote the interests of the Company and its shareholders by enabling selected key employees to participate in our long-term growth by receiving the opportunity to acquire shares of DJO common stock and to provide for additional compensation based on appreciation in DJO common stock. The 2007 Plan provides for the grant of stock options, restricted stock, restricted stock units (RSUs), and other stock-based awards to key employees, directors and independent sales agents. The Compensation Committee determines whether to grant equity awards and the terms of such awards. The Committee has broad discretion in determining the terms, restrictions and conditions of each award granted under the 2007 Plan, provided that no options or other equity awards may be granted after December 31, 2019 and no option may be exercisable after ten years from the date of grant. All option awards granted under the 2007 Plan have an exercise price of not less than the fair market value of DJO’s common stock on the date of grant. Fair market value is defined under the 2007 Plan to be the closing market price of a share of DJO’s common stock on the date of grant or if no market price is available, the fair market value as determined by the Compensation Committee. The Compensation Committee retains the discretion to make equity awards at any time in connection with the initial hiring of a new employee, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise. The 2007 Plan may be amended or terminated at any time by the DJO Board. However, any amendment that would require shareholder approval in order for the 2007 Plan to continue to meet any applicable legal or regulatory requirements will be effective only if it is approved by DJO’s shareholders. The 2007 Plan authorizes the award of a maximum of 10,575,529 shares of common stock. As of December 31, 2017, options for a total of 8,435,895 shares were outstanding.

2017 Equity Grants to NEOs.

Pursuant to Mr. McCaulley’s Employment Agreement, the Company agreed to grant Mr. McCaulley options to purchase 450,000 shares, the issuance of which were approved by the Compensation Committee in August 2017. The options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which is not less than the fair market value of our common stock on the date of grant. One-third of these options will vest in equal annual installments over five years, contingent on Mr. McCaulley’s continued employment through each vesting date (“Time-Based Tranche”), subject to accelerated vesting upon a change of control of the Company.  The other two-thirds of the options vest on achievement by Blackstone of a multiple of invested capital (MOIC) with respect to Blackstone’s aggregate investment in DJO’s capital stock following a liquidation of all or a portion of its investment in DJO’s capital stock.  This portion of the options vests within a range of achievement of a MOIC multiple between 1.5 and 2.25. If Blackstone sells all or a portion of its equity interests in DJO while the Options are outstanding, then the unvested Options will vest and become exercisable as follows: 1) 25% of the options will vest and become exercisable if Blackstone realizes a MOIC of 1.5 times its equity investment in DJO; 2) 100% of the options will vest and become exercisable if Blackstone realizes a MOIC of at least 2.25 times its equity investment in DJO; and 3) if Blackstone realizes a MOIC of greater than 1.5 times its equity investment but less than 2.25 times its equity investment, then 25% of the options will vest and become exercisable and a percentage of the remaining unvested options will vest and become exercisable with such percentage equal to a fraction, the numerator of which is the actual MOIC realized by the Blackstone, less 1.5 and the denominator of which is 0.75. For purposes of the discussion in this “Equity Compensation” section, this MOIC vesting condition is referred to as the “Linear MOIC Vesting” condition and the portion of the Options with this vesting condition is referred to as the “Linear MOIC Vesting Tranche.”

Pursuant to his Employment Agreement, Mr. McCaulley was also granted 151,884 restricted stock units (“RSUs”), the issuance of which was approved by the Compensation Committee in August 2017.  The RSUs will be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a change in control of the Company.

On May 30, 2017, the Compensation Committee approved the grant of options to purchase 30,000 shares to Mr. Murphy to provide additional retention and performance incentives. The options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which is not less than the fair market value of our common stock on the date of grant. All of these options vest based on the “Linear MOIC Vesting” condition described above.

2018 Equity Grants to NEOs.

On March 14, 2018, the Compensation Committee approved the grant of options to purchase 100,000 shares to Mr. Eklund and options to purchase 160,000 shares to Mr. Murphy to provide additional retention and performance incentives.  The options have a term of 10 years from the date of grant and an exercise price of $16.46 per share, which is not less than the fair market value of our common stock on the date of grant. All of these options vest based on the “Linear MOIC Vesting” condition described above.  On March 14, 2018, the Compensation Committee also approved the award of 100,000 RSUs to Mr. Shirley.  The RSUs will be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a change in control of the Company.

Change in Control Provisions in Option Awards. All options in the Time-Based Tranche of options and all RSUs granted under the 2007 Plan contain change-in-control provisions that cause the options in the Time-Based Tranche and RSUs to become immediately vested and exercisable upon the occurrence of a change-in-control if the holder remains in continuous employment of the Company until the consummation of the change in control.

Employment Agreements with NEOs.

Employment Agreement with CEO

On November 14, 2016, we entered into an employment agreement with Mr. Shirley, whereby he became President and Chief Executive Officer of DJO. Under this agreement, he is entitled to receive an annual base salary of $750,000 (subsequently increased in May 2017 to $850,000) and an annual bonus at a target rate of 100% of his total salary paid in such year, contingent on DJO achieving target performance objectives established by the DJO Board. Mr. Shirley also agreed to purchase at least $500,000 in shares of DJO Common Stock at $16.46 per share, which purchase was completed in 2017. Mr. Shirley was also granted options to acquire 450,000 shares of DJO Common Stock, one-third of which Time-Based Tranche options and two-thirds of which are Linear MOIC Vesting Tranche options. Mr. Shirley’s Employment Agreement provides for a four-year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Shirley’s employment is terminated by DJO for Cause or if Mr. Shirley resigns other than as a result of a Constructive Termination (as both such terms are defined in his Employment Agreement), then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Shirley’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Shirley’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, subject to his compliance with certain non-competition and confidentiality provisions, payment of an amount equal to 1.5 times the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in equal installments over 18 months, and continued coverage under DJO’s group health, life and disability plans for the lesser of 18 months or the date he receives comparable coverage from another employer. Amounts payable other than Accrued Rights are subject to Mr. Shirley providing a release of all claims against DJO. In the event that the Company provides notice of the Company’s election not to extend the employment term and if Mr. Shirley provides notice of his resignation as a result of Constructive Termination within 60 days thereafter, then he shall be entitled to the rights associated with a resignation pursuant to a Constructive Termination described above.

Employment Agreement with COO/CFO

On August 25, 2016, DJO entered into an employment agreement with Mr. Eklund (Eklund Employment Agreement). Pursuant to the Eklund Employment Agreement, Mr. Eklund’s annual base salary was set at $650,000 (subsequently increased in March 2018 to $675,000). He is eligible to participate in DJO’s management bonus plan with an annual bonus target of 80% of his total salary paid in such year and a maximum bonus target of 160% of total salary paid in such year, contingent on the Company achieving target and maximum performance objectives established by DJO’s Board of Directors. Mr. Eklund was granted options to acquire 450,000 shares of DJO’s common stock, one-third of which are Time-Based Tranche options and two-thirds of which are Linear MOIC Vesting Tranche options.

In order to compensate and make whole Mr. Eklund for certain cash and equity compensation and equity holdings that he forfeited by joining DJO, DJO agreed to pay Mr. Eklund a guaranteed annual bonus, a make-whole bonus and restricted stock units. For fiscal year 2016, Mr. Eklund was guaranteed payment of his annual bonus target amount of $520,000, payable at the time the 2016 annual bonus is paid to other DJO executive officers. For fiscal year 2017, Mr. Eklund was guaranteed an annual bonus of not less than $346,667, payable in accordance with the payment schedule for annual bonuses to other executive officers for fiscal year 2017. DJO also agreed to pay Mr. Eklund a make-whole bonus of $1,000,000, payable in two equal installments, with the first payment made within 30 days after his start date, and the second payment made at such time as annual bonuses for 2016 were paid to other DJO executives. Mr. Eklund was also granted 121,507 RSUs to be settled in shares of DJO common stock pursuant to a restricted stock unit award agreement. Subject to his continued employment with DJO, twenty-five percent (25%) of the RSUs will vest and the shares will be delivered at the end of each year during the four years after the date of grant; provided, however, that 100% of the RSUs shall vest upon the occurrence of a change in control of the Company.

The Eklund Employment Agreement provides for a two-year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Eklund’s employment is terminated by DJO for Cause or if Mr. Eklund resigns other than as a result of a Constructive Termination, then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Eklund’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Eklund’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, payment of an amount equal to the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in 12 equal monthly installments, and continued coverage under DJO’s group health, life and disability plans for the lesser of 12 months or the date he receives comparable coverage from another employer. If Mr. Eklund’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination and such termination occurs within 90 days before or 12 months after a Change of Control (as defined in the Employment Agreement), then he shall be entitled to the amounts described above, but the severance amount will be equal to 1.5 times the sum of his annual base salary plus his target annual bonus for the year of termination, and such amount shall be payable in 18 equal monthly installments, and his health, life and disability coverage shall be continued for 18 months. Amounts payable other than Accrued Rights are subject to Mr. Eklund’s providing a release of all claims against DJO. In the event that the Company provides notice of the Company’s election not to extend the employment term and if Mr. Eklund provides notice of his resignation as a result of Constructive Termination within 60 days thereafter, then he shall be entitled to the rights associated with a resignation pursuant to a Constructive Termination described above.

Employment Agreement with Mr. Tandy

On May 16, 2016, we entered into an employment agreement with Mr. Tandy, whereby he became Executive Vice President, General Counsel and Secretary of DJO. Under this agreement, he is entitled to receive an annual base salary of $400,000 (increased to $440,000 in May 2017) and an annual bonus at a target rate of 70% of his total salary paid for such year, and a maximum bonus target of 140% of total salary paid in such year, contingent on DJO achieving target performance objectives established by the DJO Board.  Mr. Tandy was also granted options to acquire 250,000 shares of DJO Common Stock, one-third of which are Time-Based Tranche options and two-thirds of which are Linear MOIC Vesting Tranche options.  Mr. Tandy also received a mortgage subsidy agreement which provides for payment of a 3% mortgage subsidy for the first year following his relocation to the Vista, California area, a 2% subsidy for the second year and a 1% subsidy for the third year (Mortgage Subsidy Agreement). Mr. Tandy’s Employment Agreement provides for a two year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. Tandy’s employment is terminated by DJO for Cause or if Mr. Tandy resigns other than as a result of a Constructive Termination (as both terms are defined in his Employment Agreement), then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. Tandy’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. Tandy’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, subject to his compliance with certain non-competition and confidentiality provisions, payment of an amount equal to the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in equal installments over 12 months, and continued coverage under DJO’s group health, life and disability plans for the lesser of 12 months or the date he receives comparable coverage from another employer. If Mr. Tandy’s employment is terminated by DJO without Cause or he resigns as a result of a Constructive Termination within 90 days before or 12 months after a change of control of DJO, then he will be entitled to receive 1.5 times the amount described in the preceding sentence and the length of coverage for the health, life and disability plans described above shall be 18 months.  Amounts payable other than Accrued Rights are subject to Mr. Tandy providing a release of all claims against DJO. In the event that the Company provides notice of the Company’s election not to extend the employment term and if Mr. Tandy provides notice of his resignation as a result of Constructive Termination within 60 days thereafter, then he shall be entitled to the rights associated with a resignation pursuant to a Constructive Termination described above.

Employment Agreement with Mr. McCaulley

On May 23, 2017, we entered into an employment agreement with Mr. McCaulley, whereby he became Global President, DJO Surgical. Under this agreement, he is entitled to receive an annual base salary of $590,000 and an annual bonus at a target rate of 70% of his total salary paid in such year, and a maximum bonus target of 105% of his total salary paid in such year, contingent on DJO achieving target performance objectives established by the DJO Board.  Mr. McCaulley was also granted options to acquire 450,000 shares of DJO Common Stock, one-third of which are Time-Based Tranche options and two-thirds of which are Linear MOIC Vesting Tranche options.  Mr. McCaulley’s Employment Agreement provides for a two year term, with automatic annual extensions unless either party provides notice of non-extension at least 60 days prior to the next annual extension date. If Mr. McCaulley’s employment is terminated by DJO for Cause or if Mr. McCaulley resigns other than as a result of a Constructive Termination (as defined in his Employment Agreement), then he will be entitled to receive accrued but unpaid salary and bonus as of the date of termination, and other accrued employee benefits (“Accrued Rights”). If Mr. McCaulley’s employment terminates as a result of his death or disability, then he or his estate shall be entitled to receive his Accrued Rights, and a pro rata portion of his actual annual bonus for the year of termination. If Mr. McCaulley’s employment is terminated by DJO without Cause or if he resigns as a result of a Constructive Termination, then he will receive his Accrued Rights, a pro rata portion of the actual annual bonus paid for the year of termination, subject to his compliance with certain non-competition and confidentiality provisions, payment of an amount equal to the sum of his annual base salary plus his target annual bonus amount for the year of termination, payable in equal installments over 12 months, and continued coverage under DJO’s group health, life and disability plans for the lesser of 12 months or the date he receives comparable coverage from another employer. Amounts payable other than Accrued Rights are subject to Mr. McCaulley providing a release of all claims against DJO. In the event that the Company provides notice of the Company’s election not to extend the employment term and if Mr. McCaulley provides notice of his resignation as a result of Constructive Termination within 60 days thereafter, then he shall be entitled to the rights associated with a resignation pursuant to a Constructive Termination described above.  The Employment Agreement also provides that the Company will reimburse Mr. McCaulley for the reasonable cost of housing in the Austin, Texas metropolitan area in an amount not to exceed $2,500 per month, and for the reasonable cost for weekly air travel to and from his residence in Minnesota.

Other Severance, Separation and Retirement Agreements with NEOs

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

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986 generally provides that compensation in excess of $1,000,000 paid to the CEO or to other named executive officers of a publicly held corporation (as defined under Section 162(m)) will not be deductible for federal income tax purposes, subject to certain exceptions. As a non-publicly held corporation, we are not subject to the Section 162(m) deductibility limitations.

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

Submitted by the Compensation Committee:
James Quella, Chairman
J. Joel Hackney, Jr.
Julia Kahr

Summary Compensation Table

The following table sets forth summary information about the compensation during 2017, 2016 and 2015 for services rendered in all capacities by our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers. All of the individuals listed in the following table are referred herein collectively as the Named Executive Officers or NEOs.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($) (2)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (10) ($)	Total ($)
Brady R. Shirley (5)	2017	798,077	301,923	—	—	798,077	22,078	1,920,155
President, Chief Executive	2016	491,154	250,000	—	931,500	137,832	90,855	1,901,341
Officer and Director	2015	439,231	96,528	—	—	273,349	49,812	858,920

Michael C. Eklund (6)	2017	650,000	104,000	—	—	520,000	84,958	1,358,958
Chief Financial Officer and	2016	187,500	1,520,000	2,000,005	931,500	—	24,275	4,663,280
Chief Operating Officer

Jeffery McCaulley (7)	2017	349,461	—	2,500,011	903,000	244,623	21,794	4,018,889
Global President,
DJO Surgical

Stephen J. Murphy (8)	2017	327,653	—	—	0	229,357	47,699	604,709
President, International Commercial Business	2016	318,919	70,000	—	141,267	63,533	70,477	664,196
	2015	439,231	96,528	—	—	273,349	49,812	858,920

Bradley J. Tandy (9)	2017	419,231	58,584	—	—	292,923	51,936	822,674
Executive Vice President,	2016	246,154	175,000	—	495,831	—	123,154	1,040,139
General Counsel and Secretary

(1)

The amounts in the “Bonus” column for 2017 for Mr. Shirley, Mr. Eklund and Mr. Tandy reflect discretionary (“Individual Modifier”) bonuses that were awarded by the Compensation Committee to certain management participants in the 2017 Bonus Plan.

(2)

The amount shown in this column represents the aggregate grant date fair value of 151,884 restricted stock units (“RSUs”) awarded to Mr. McCaulley on August 8, 2017 to be settled in shares of DJO common stock, computed in accordance with FASB ASC Topic 718.  These units vest 25% on each of the first four anniversary dates of his start date, contingent upon his continued employment with the Company. The fair value of the RSU award is estimated using the fair market value of our stock on the grant date ($16.46 per share).  We are required to reflect the total grant date fair value of this award in the year of award, rather than the portion of this amount that is recognized for financial statement reporting purposes in a given fiscal year.  This amount has not been paid to and may not correspond to the actual value that is ultimately realized by Mr. McCaulley. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value.

(3)

The amounts shown in this column reflect the aggregate grant date fair value of the option awards granted in the respective years, computed in accordance with FASB ASC Topic 718. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the aggregate grant date fair value. See “Equity Compensation Awards” in the “Compensation Discussion and Analysis” above for a description of the vesting conditions for these options. The amount shown for the option awards for Mr. McCaulley reflects the grant date fair value of the Time-Based Tranche of options and the grant date fair value of $0 for the Linear MOIC Vesting Tranche of options. If the satisfaction of the performance conditions to the Linear MOIC Vesting Tranche of options was determined to be probable under applicable accounting principles, the aggregate grant date fair value of this award would have been $2,709,000.  The amount shown for the option awards for Mr. Murphy reflects the grant date fair value of $0 because the entire option grant vests in accordance with the Linear MOIC Vesting condition.  If the satisfaction of the Linear MOIC vesting conditions to these options was determined to be probable under applicable accounting principles, the aggregate grant date fair value of this award would have been $182,100.

(4)	The amounts shown in this column include amounts earned in the respective year based on the results of the Bonus Plan, which is scheduled to be paid in late March 2018.

(5)	Mr. Shirley was promoted from President, DJO Surgical to President and CEO on November 14, 2016.
(6)	Mr. Eklund commenced employment with the Company on September 12, 2016 as Chief Financial Officer and Chief Operating Officer.
(7)	Mr. McCaulley commenced employment with the Company on May 2, 2017 as Global President, DJO Surgical.
(8)

Mr. Murphy’s Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation for each fiscal year have been converted from pounds sterling at an average annual exchange rate for the year, with the average exchange rate for fiscal year ending December 31, 2017 of $1.29.

(9)	Mr. Tandy commenced employment with the Company on May 16, 2016 as Executive Vice President, General Counsel and Secretary.
(10)	The elements of All Other Compensation shown in this column for 2017 for each of the NEOs are set forth in the following table:

For the Year Ended December 31, 2017 (1)

	Mr. Shirley (3)	Mr. Eklund (4)	Mr. McCaulley (3)	Mr. Murphy	Mr. Tandy (5)
Relocation expenses	$—	$3,508	$—	$—	$42,486
Housing Expenses	12,628	72,000	15,894	—	—
Company contributions to deferred compensation plans (2)	9,450	9,450	5,900	22,538	9,450
Vehicle allowance	—	—	—	13,482	—
Medical insurance, Life insurance and Income protection	—	—	—	11,679	—
Total	$22,078	$84,958	$21,794	$47,699	$51,936

(1)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company of such perquisites and other personal benefits.
(2)	Company contributions to Messrs. Shirley, Eklund, McCaulley and Tandy are matching contributions under DJO’s qualified 401(k) Plan.
(3)	The amounts for “Housing Expenses” for Mr. Shirley and Mr. McCaulley represent the incremental cost to the Company of the costs of housing in Austin, Texas.
(4)	The amount for “Housing Expenses” for Mr. Eklund represents incremental cost to the Company of the costs for housing in San Diego, California.
(5)

The amount for “Relocation Expense” for Mr. Tandy represents the incremental cost to the Company of his relocation to Vista, California and mortgage subsidies as provided in his Mortgage Subsidy Agreement. See “Employment Agreement with Mr. Tandy” in “Employment Agreements with NEOs” in “Compensation Discussion and Analysis” above.

Grants of Plan-Based Awards in 2017

The following table sets forth certain information with respect to grants of plan-based awards made to the NEOs during 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/Share)	Option Awards ($)(7)
Brady R. Shirley	3/13/17	212,500	850,000	1,275,000	—	—	—	—		—		—	—
Michael C. Eklund	3/13/17	130,000	520,000	1,040,000	—	—	—	—		—		—	—
Jeff McCaulley	3/13/17	103,250	413,000	619,500	—	—	—	—		—		—	—
	8/8/17	—	—	—	75,000	300,000	300,000	—		150,000	(6)	16.46	903,000
	8/8/17	—	—	—	—	—	—	151,884	(5)	—		16.46	2,500,011
Stephen J. Murphy	3/13/17	57,022	228,087	342,131	—	—	—	—		—		—	—
	5/30/17	—	—	—	7,500	30,000	30,000	—		—		16.46	0
Bradley J. Tandy	3/13/17	77,000	308,000	616,000	—	—	—	—		—		—	—

(1)

The amounts set forth in these columns under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent the Threshold, Target and Maximum Bonus potential under the 2017 Bonus Plan. See “Terms of 2017 Bonus Plan” in “Annual and Quarterly Cash Incentive Compensation” in the “Compensation Discussion and Analysis” above for more details.

(2)	The Threshold Bonus is calculated based on the minimum payout percentages of 25% of the Target Bonus based on achievement of the Adjusted EBITDA target and Free Cash Flow targets.

(3)

The Maximum Bonus is calculated based on 150% of Target Bonus for Mr. Shirley, Mr. McCaulley and Mr. Murphy, and 200% of Target Bonus for Mr. Eklund and Mr. Tandy pursuant to the terms of their respective Employment Agreements.

(4)

The share amounts set forth in these rows under the column “Estimated Future Payouts under Equity Incentive Plan Awards” represent the Linear MOIC Vesting Tranches of the options granted to the applicable NEO on the dates indicated, with the “Threshold” amounts representing 25% of the Linear MOIC Vesting Tranche, the “Target” amount representing 100% of the Linear MOIC Vesting Tranche and the “Maximum” amount representing 100% of the Linear MOIC Vesting Tranche because no amounts can vest in excess of 100% of such Tranche. Vesting is contingent upon continued employment through the vesting date. These options have a term of ten years from the date of grant.  See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(5)

On August 8, 2017, DJO awarded Mr. McCaulley 151,884 restricted stock units to be settled in shares of DJO’s common stock. The RSUs vest over four years, with 25% vesting on May 23, 2017 and an additional 25% vesting on each May 23 thereafter, contingent upon his continued employment with the Company on each vesting date.

(6)

These options are part of the “Time-Based Tranche” of the options granted to the NEOs on the dates indicated, and will vest in equal annual installments over five years, contingent on the continued employment through each vesting date. These options have a term of ten years from the date of grant.  See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(7)

The amounts shown in this column reflect the grant date fair value of the option awards granted to Mr. McCaulley and Mr. Murphy computed in accordance with the FASB ASC Topic 718 based on the probable outcome of performance conditions. See Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report for a discussion of the relevant assumptions used in calculating the grant date fair value. The fair value of the RSU award is estimated using the fair market value of our stock on the grant date ($16.46 per share). The 30,000 options granted to Mr. Murphy are comprised entirely of Linear MOIC Vesting options which have a grant date fair value of $0 because satisfaction of the performance conditions of these options was not determined to be probable on the date of grant under applicable accounting principles.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2017.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Brady R. Shirley	91,667	(1)	33,332	(7)	125,001	(8)	16.46	4/24/2024	—	—	—	—
	—		—		100,000	(9)	16.46	2/17/2026	—	—	—	—
	30,000	(2)	120,000	(7)	300,000	(9)	16.46	11/14/2026	—	—	—	—
	121,667		153,332		525,001				—	—	—	—
Michael C. Eklund	30,000	(2)	120,000	(7)	300,000	(9)	16.46	11/14/2026	—	—	—	—
	—		—		—				91,130	1,500,000	—	—
	30,000		120,000		300,000
Jeffery McCaulley	—		150,000	(7)	300,000	(9)	16.46	8/8/2028	—	—	—	—
	—		—		—				151,884	2,500,011	—	—
	—		150,000		300,000
Stephen J. Murphy	83,284	(3)	—		74,119	(9)	16.46	2/21/2018	—	—	—	—
	7,372	(4)	—		12,531	(9)	16.46	12/9/2019	—	—	—	—
	—		—		100,000	(8)	16.46	2/16/2022	—	—	—	—
	6,103	(5)	—		—		16.46	12/5/2023	—	—	—	—
	18,791	(5)	—		—		16.46	12/8/2024	—	—	—	—
	26,908	(5)	—		—		16.46	4/4/2026	—	—	—	—
	—		—		30,000	(9)	16.46	5/30/2027	—	—	—	—
	142,458		—		216,650
Bradley J. Tandy	16,667	(6)	66,666	(7)	166,667	(9)	16.46	7/20/2026	—	—	—	—

(1)

This amount reflects (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to Mr. Shirley on April 24, 2014 under the 2007 Plan, and (b) the number of shares underlying the Adjusted EBITDA Tranche of options that were granted in 2014 under the 2007 Plan, and vested based on achievement of the EBITDA goal for 2017. These options have a term of ten years from the date of grant.

(2)

These amounts reflect the number of shares underlying the Time-Based Tranche of option that are vested and exercisable pursuant to the option to purchase 450,000 shares granted to each Mr. Shirley and Mr. Eklund on November 14, 2016, respectively, under the 2007 Plan. These options have a term of 10 years from the date of grant.

(3)

These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that were vested and exercisable on December 31, 2017 which were granted in 2008 under the 2007 Plan, and (b) the number of shares underlying certain performance vesting options that were granted in 2008 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) during 2008 and 2009. These options have a term of ten years from the date of grant.

(4)	These amounts reflect (a) the number of shares underlying the Time-Based Tranche of options that are vested and exercisable that were granted in 2009 under the 2007 Plan, and (b) the number of shares underlying certain performance vesting options that were granted in 2009 under the 2007 Plan, and were earned (i.e., their performance conditions were satisfied) in 2009. These options have a term of 10 years from the date of grant.

(5)

In December 2013, December 2014 and April 2016, Mr. Murphy received an option to purchase 6,103, 18,791 and 26,908 shares under the 2007 Plan, respectively, with a term of 10 years from the date of grant. The options were granted to employees who received “Rollover Options” in 2007 when Blackstone acquired DJO Opco, a portion of which were scheduled to expire in December 2013, December 2014 and April 2016, respectively. These options were fully vested on the date of grant.

(6)

This amount reflects the number of shares underlying the Time-Based Tranche of options that are vested and exercisable pursuant to the option to purchase 250,000 shares granted to Mr. Tandy on July 20, 2016 in connection with the commencement of his employment under the 2007 Plan. These options have a term of 10 years from the date of grant.

(7)

These amounts reflect the number of shares underlying the Time-Based Tranche of options that are not vested and not exercisable which were granted in 2014 to Mr. Shirley, 2016 to Mr. Shirley, Mr. Eklund, and Mr. Tandy, and in 2017 for Mr. McCaulley under the 2007 Plan. Twenty percent of the original Time-Based Tranche of Options vest on the following dates: Mr. Shirley’s 2014 options: April 24, 2018 and April 24, 2019; Mr. Shirley’s and Mr. Eklund’s 2016 options: November 14, 2018, November 14, 2019, November 14, 2020 and November 14, 2021; Mr. Tandy: July 20, 2018, July 20, 2019 and July 20, 2020; and Mr. McCaulley: August 8, 2018, August 8, 2019, August 8, 2020, August 8, 2021 and August 8, 2022.

(8)

These amounts reflect the number of shares underlying the Adjusted EBITDA Tranche of options granted to Mr. Shirley in 2014 and Mr. Murphy in 2012 that have not been earned (i.e., their performance conditions have not been satisfied). See “Equity Compensation Awards” in “Compensation Discussion and Analysis” above.

(9)

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

Option Exercises and Stock Vested for 2017

The following table provides information regarding the amounts received by our NEOs as a result of exercises of stock options and vesting of restricted stock units (RSUs) during the year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen J. Murphy (1)	3,963	123,091	—	—
Michael C. Eklund (2)	—	—	17,789	500,005

(1)

Reflects the net exercise of “Rollover Options” owned by Mr. Murphy on May 11, 2017. The Value Realized on Exercise of these options is equal to the product of 36,634 gross shares exercised and the difference between $16.46 and the exercise price of $13.10 per share. The net number of shares issued is equal to 36,634 shares, less the sum of (i) the aggregate exercise price for the gross number of shares ($479,909) divided by $16.46, and (ii) the tax withholding amount ($57,853) divided by 16.46.

(2)

Reflects the vesting of RSUs awarded to Mr. Eklund in November 2016, vesting 25% per year on October 3, 2017 and each October 3 thereafter.  The Value Realized on Vesting is equal to the product of 30,377 shares and the fair value of the shares on the date of issuance ($16.46).  The number of shares issued to Mr. Eklund is 30,377 shares, less 12,588 shares withheld to pay the tax withholding amount ($207,206 divided by $16.46 per share), for a net issue of 17,789 shares.

Non-Qualified Deferred Compensation for 2017

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

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Bradley J. Tandy (1)	3,500	—	2,227	—	16,357
Stephen J. Murphy (2)	—	22,538	—	—	458,689

(1)

Amounts deferred by Mr. Tandy under the Deferred Plan have been reported as 2017 compensation to Mr. Tandy in the “Salary” column in the Summary Compensation Table above. Amounts included in aggregate earnings are not required to be included in Summary Compensation Table above.

(2)

Amounts under “Executive Contributions in Last FY” have been reported as 2017 compensation to Mr. Murphy in the “Salary” column in the Summary Compensation Table above. Amounts under “Registrant Contributions in Last FY” have been reported as 2017 compensation to Mr. Murphy in the “Other Compensation” column of the Summary Compensation Table above. Amounts in the aggregate balance for Mr. Murphy include amounts earned as compensation prior to the DJO Merger when Mr. Murphy was an executive officer of DJO Opco, as well as additional amounts transferred by Mr. Murphy from other sources. Amounts included in aggregate earnings are not required to be included in the Summary Compensation Table above. The amounts for Mr. Murphy have been converted from pounds sterling at an average annual exchange rate for the year ending December 31, 2017 of $1.29 per pound. The registrant is unable to determine the Aggregate Earnings in 2017 due to the inclusion of transfers which were not part of Mr. Murphy’s compensation.

Potential Payments Upon Termination or Change-in-Control

Our NEOs are parties to agreements which contain severance provisions.

See “Employment Agreements with NEOs” and “Other Severance, Separation and Retirement Agreements with NEOs” in the “Compensation Discussion and Analysis” above for the terms of agreements which provide for payments upon termination or change-in-control.

The following table shows the amount of potential cash payments and the value of other severance benefits each of the NEOs would be entitled to if his employment were terminated “without cause” or if he resigned for “good reason” as of December 31, 2017.

Name	Base Salary Payment	Bonus Payment	Health Benefits	Total
Brady R. Shirley	$1,275,000	$1,275,000	$23,933	$2,573,933
Michael C. Eklund	975,000	780,000	35,342	1,790,342
Jeffery McCaulley	590,000	413,000	23,562	1,026,562
Bradley J. Tandy	440,000	308,000	28,225	776,225
Stephen J. Murphy	350,035	245,025	11,679	606,739

The portion of any options granted to our executive officers and other members of management that contain a Time-Based Tranche contain change-in-control provisions that would result in accelerated vesting of the Time-Based Tranche upon the occurrence of a change-in-control. Specifically, the Time-Based Tranche would become immediately exercisable upon the occurrence of a change-in-control if the NEO remains in continuous employment of the Company until the consummation of the change-in-control. Currently there is no public market for DJO’s Common Stock and the Company has determined that the fair market value of its shares is $16.46 per share. At such value, there is no “spread” value for the options in the Time-Based Tranche. However, this change-in-control provision does not apply to the Adjusted EBITDA Tranche (as described above), the vesting of which requires the achievement of annual Adjusted EBITDA targets or the Linear MOIC Vesting Tranche (as described above), vesting of which requires the achievement of a minimum return on MOIC following a liquidation by Blackstone of all or a portion of its equity interest in DJO. The RSUs awarded to Mr. Eklund in 2016 and to Mr. McCaulley in 2017 contain change-in-control provisions that would result in accelerated vesting of the RSUs and issuance of the underlying shares. The value of the RSUs on acceleration would be equal to the fair market value of the shares, or $16.46 per share.

Compensation of Directors

The Compensation Committee of the DJO Board reviews the compensation of our non-employee directors on an annual basis. During 2017, our Board consisted of the following persons: Mike S. Zafirovski, Brady Shirley, John R. Murphy, Julia Kahr, David N. Kestnbaum, Dr. Jacqueline Kosecoff (until December 2017), Ron Lawson, James Quella and Joel Hackney. Ms. Kahr and Mr. Kestnbaum are affiliated with Blackstone and are not compensated for serving as members of our Board. Mr. Shirley is our Chief Executive Officer and is not separately compensated for serving as a member of the Board or as manager of DJOFL.

The standard compensation package for directors who are not employed by, and who do not consult for, the Company or by any Blackstone-controlled entity (the “Eligible Directors”), consists of an annual fee of $80,000 for each such director, except as described below, and annual stock option grants valued at $75,000. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000.

On January 5, 2012, the Compensation Committee approved Mr. Zafirovski’s compensation as Chairman of the Board of DJO, consisting of annual cash compensation of $400,000 per year, and options to acquire 303,767 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”. In consideration for the annual fee, Mr. Zafirovski agrees to provide 40 days of consulting services to DJO’s CEO and executive management.

On September 11, 2012, the Compensation Committee approved Mr. Lawson’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”. In consideration for the annual fee, Mr. Lawson agrees to provide 40 days of consulting services related to the U.S. Surgical business and worldwide for DJO’s other products.

On October 22, 2013, the Compensation Committee approved Mr. Quella’s compensation as director of DJO, consisting of annual cash compensation of $200,000 per year, and options to acquire 100,000 shares of the Company’s common stock at an exercise price of $16.46 per share. These options have a term of ten years and vest as follows: one-third of the options vest over three years and two-thirds are subject to the Linear MOIC Vesting condition as amended as described in “Equity Compensation Awards” in the “Compensation Discussion and Analysis”. In consideration for the annual fee, Mr. Quella agrees to provide 40 days per year of consulting services for strategic planning, operations and other matters requested by the Chairman or CEO.

The following table sets forth the compensation earned by our non-employee directors for their services in 2017 (excluding Mr. Shirley, Ms. Kahr and Mr. Kestnbaum, who are not separately compensated as directors):

	Directors Compensation for 2017
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Joel Hackney	$80,000	$30,354	$110,354
Dr. Jacqueline Kosecoff	80,000	30,354	110,354
James R. Lawson	200,000	—	200,000
John R. Murphy	105,000	30,354	135,354
James Quella	200,000	—	200,000
Mike Zafirovski	400,000	—	400,000

(1)

Amounts shown for options awards reflect grant date fair value of options granted in 2017, in accordance with FASB ASC Topic 718. A discussion of the relevant assumptions used in the valuation is contained in Note 14 to the Consolidated Financial Statements. As of December 31, 2017, Mr. Hackney had 9,200 stock options outstanding (grant date fair value: 2016 grant: $27,554, 2017 grant: $30,354), Dr. Kosecoff had 13,800 stock options outstanding (grant date fair values: 2015 grant: $31,832, 2016 grant: $27,554, 2017 grant: $30,354), Mr. Lawson had 90,001 stock options outstanding (grant date fair value: 2012 grant: $614,000), Mr. Murphy had 32,600 stock options outstanding (grant date fair value: 2012 grant: $27,968, 2013 grant: $26,680, 2015 grant: $63,644, 2016 grant: $57,304, 2017 grant: $30,354), Mr. Quella had 90,001 stock options outstanding (grant date fair value: 2013 grant: $612,000), and Mr. Zafirovski had 273,391 stock options outstanding (grant date fair value: 2012 grant: $1,846,903).

CEO Pay ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the annual total compensation of Mr. Shirley, President and Chief Executive officer (“CEO”) and the annual total compensation of our employees.  For 2017, the last completed fiscal year,

•the annual total compensation of the CEO was $1,920,155, as shown in the Summary Compensation Table

•the annual total compensation of the employee identified at the median of our company (other than the CEO) was $21,312

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Shirley, CEO, to the median of the annual total compensation of all employees was estimated to be 90 to 1.

To identify the median employee used to calculate the ratio we used target total cash compensation for all employees as of December 31, 2017.  Median employee actual cash compensation for the 12-month period ending December 31, 2017 was used to calculate the ratio.  Exchange rate used to convert the median employee’s compensation to U.S. Dollars was based on the spot inter-bank market close rate on December 31, 2017.

Compensation Committee Interlocks and Insider Participation

During 2017, our Compensation Committee consisted has one designee of Blackstone, Ms. Kahr. None of the members of the Compensation Committee is or has been an officer or employee of DJO. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a description of certain agreements with Blackstone and its affiliates. None of our executive officers has served as a director or a member of the compensation committee (or other committee serving an equivalent function) of any other entity, which has one or more executive officers serving as a director of DJO or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

DJOFL is a wholly owned subsidiary of DJO, which owns all of our issued and outstanding capital stock. The following table sets forth as of March 15, 2018, certain information regarding the beneficial ownership of the voting securities of DJO by each person who beneficially owns more than five percent of DJO’s common stock, and by each of the directors and NEOs of DJO, individually, and by our directors and executive officers as a group.

	Aggregate Number of Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number of Issued Shares	Acquirable within 60 days (2)	Percent of Class
Grand Slam Holdings, LLC (3)	48,098,209	—	97.60%
Directors and Executive Officers:
Brady Shirley
President, Chief Executive Officer and Director	30,377	138,333	*
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer	17,789	30,000	*
Jeffery McCaulley
Global President, DJO Surgical	—	—	—
Stephen J. Murphy
President, International Commercial Business	35,554	59,174	*
Bradley J. Tandy
Executive Vice President, General Counsel and Secretary	—	16,667	*
Mike S. Zafirovski
Chairman of the Board	60,753	101,256	*
Joel Hackney, Jr.
Director	—	4,585	*
Julia Kahr (4)
Director	—	—	—
David N. Kestnbaum (4)
Director	—	—	—
James R. Lawson
Director	60,753	33,334	*
John R. Murphy
Director	—	24,652	*
James Quella
Director	—	33,334	*
All Directors and executive officers as a group (13 persons)	205,226	533,003	1.48%

*	Less than 1%
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

(2)

Includes the number of shares that could be purchased by exercise of options or upon vesting of RSUs on or within 60 days after March 15, 2018 under DJO’s stock option plan. For the NEOs, this number includes the portion of the Time-Based Tranche of options that have vested or will vest in 60 days.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to the number of shares to be issued upon the exercise of outstanding stock options and RSUs under our 2007 Plan, which is our only equity compensation plan and has been approved by the stockholders:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,435,895	$16.46	1,554,956

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transaction and Monitoring Fee Agreement

Blackstone Management Partners LLC (BMP) provided certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement. The agreement was terminated effective November 20, 2017. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the

Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by, the Transaction and Monitoring Fee Agreement.

Policy and Procedures with Respect to Related Person Transactions

The Board of Directors has not adopted a formal written policy for the review and approval of transactions with related persons. However, all such transactions will be reviewed by the Board on an as-needed basis.

Director Independence

As a privately held company, the DJO Board is not required to have a majority of independent directors. However, we believe that Messrs. Murphy, Hackney, Lawson and Quella would be deemed independent directors according to the independence definition promulgated under the New York Stock Exchange listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditor

The following table sets forth the aggregate fees billed by Ernst & Young LLP for audit services rendered in connection with the consolidated financial statements and reports, and for other services rendered during fiscal years 2017 and 2016 on behalf of DJOFL and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to DJOFL. All audit and audit related services were pre-approved by the audit committee.

	2017	2016
Audit fees (1)	$1,615,842	$1,368,000
Audit-related fees (2)	26,706	41,496
Tax Fees	—	—
All Other Fees	—	—

(1)

Audit Fees: Consists of fees billed for professional services rendered for the audit of DJOFL’s consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by auditors in connection with statutory and regulatory filings. In 2017, audit fees included fees related to our ASC 606 implementation. In 2016, audit fees included fees related to our exit of the Empi business and our S-4 filing.

(2)

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DJOFL’s consolidated financial statements and are not reported under Audit Fees. During 2017 and 2016 all audit-related fees were specifically pre-approved pursuant to the Audit Committee Pre-Approval Policy discussed below.

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

All audit fees and audit-related fees during 2017 were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.

The following consolidated financial statements of DJO Finance LLC, including the reports thereon of Ernst & Young LLP, are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2017 and 2016.
•	Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015.
•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015.
•	Consolidated Statements of (Deficit) Equity for the Years Ended December 31, 2017, 2016 and 2015.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:
3.1	Certificate of Formation of DJOFL and amendments thereto (incorporated by reference to Exhibit 3.1 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
3.2	Limited Liability Company Agreement of DJOFL (incorporated by reference to Exhibit 3.2 to DJOFL’s Registration Statement on Form S-4, filed April 18, 2007 (File No. 333-142188)).
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

10.1*	2007 Incentive Stock Plan, dated November 20, 2007 (incorporated by reference to Exhibit 10.7 to DJOFL’s Current Report on Form 8-K, filed on November 27, 2007).
10.2*	Amendment to 2007 Incentive Stock Plan, dated April 25, 2008 (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on May 1, 2008).
10.3*	Amendment to 2007 Incentive Stock Plan, dated June 13, 2011(incorporated by reference to Exhibit 10.6 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011).
10.4*	Amendment to 2007 Incentive Stock Plan, dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).
10.5*	Amendment to 2007 Incentive Stock Plan, dated October 23, 2013 (incorporated by reference to Exhibit 10.5 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
10.6*+	Amendment to 2007 Incentive Stock Plan, dated May 30, 2017.
10.7*

Form of Nonstatutory Stock Option Agreement under 2007 Incentive Stock Plan for options granted in 2012 (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.8*

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

10.20*

Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA Only Vesting Options)  (incorporated by reference to Exhibit 10.1 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015).

10.21*

Form of Letter, dated August 20, 2015, amending vesting terms of options granted after 2011 (EBITDA and Time-Based Vesting Options) (incorporated by reference to Exhibit 10.2 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015).

10.22*

Form of Amended and Restated Nonstatutory Stock Option Agreement, dated as of September 16, 2015 (Options granted before 2012) (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015).

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

10.25*

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

10.29*	Employment Agreement, dated as of May 31, 2011, between DJO and Michael P. Mogul (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on June 3, 2011).
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

10.33*

Form of DJO Global, Inc. Restricted Stock Unit Agreement between DJO and Mike Eklund (incorporated by reference to Exhibit 10.3 to DJOFL’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.34*	Employment Agreement, dated as of November 14, 2016, between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.1 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.35*	Form of Nonstatutory Stock Option Agreement between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.2 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.36*	Form of Subscription Agreement between DJO and Brady R. Shirley (incorporated by reference to Exhibit 10.3 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).
10.37*

Retirement Agreement and Amendment to Stock Option Agreements, dated as of November 14, 2016, between DJO and Michael P. Mogul (incorporated by reference to Exhibit 10.4 to DJOFL’s Current Report on Form 8-K, filed on November 15, 2016).

10.38*+	Employment Agreement, dated May 16, 2016, between DJO and Bradley J. Tandy.
10.39*+	Employment Agreement, dated May 19, 2017, between DJO and Jeffery McCaulley.
10.40*	DJO, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.41 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10.41

Management Stockholders Agreement, dated as of November 3, 2006, by and among DJO and the management stockholders party thereto (incorporated by reference to Exhibit 10.22 of DJOFL’s Registration Statement on Form S-4, filed on April 18, 2007 (File No. 333-142188)).

10.42

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

10.45

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Indianapolis facility) (incorporated by reference to Exhibit 10.2 to DJO Opco’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)

10.46

Lease Agreement, dated June 11, 1996, between Met 94, Ltd. and Encore Orthopedics, Inc. covering 52,800 sq. ft. facility in Austin, Texas, together with amendments thereto (incorporated by reference to Exhibit 10.27 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.47

Lease, dated as of April 1, 2016, between Industrial Equities Group, LLC and DJO, LLC (New Brighton, MN Facility) (incorporated by reference to Exhibit 10.45 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.48

Lease Agreement, dated December 10, 2003, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., covering 200,000 sq. ft. facility in Tijuana, Mexico (incorporated by reference to Exhibit 10.29 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.49

Agreement, dated April 4, 2006, between BBVA Bancomer Servicios, S.A. and DJ Orthopedics de Mexico, S.A. de C.V., amending Leases covering 200,000 sq. ft., 58,400 sq. ft. and 27,733 sq. ft. facilities in Tijuana Mexico (incorporated by reference to Exhibit 10.30 to DJOFL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.50

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

10.55

Third Lien Security Agreement, dated as of May 7, 2015, by and among DJO Finance LLC, DJO Finance Corporation, the grantors party thereto and The Bank of New York Mellon, as Third Lien Agent (incorporated by reference to Exhibit 4.9 to DJOFL’s Current Report on Form 8-K, filed on May 13, 2015).

10.56

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
101+

The following financial information from DJO Finance LLC’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2017, (iii) the Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2017, (iv) the Consolidated Statements of (Deficit) Equity for each of the three years in the period ended December 31, 2017, (v) the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017 and (vi) the notes to the Audited Consolidated Financial Statements.

*	constitutes management contract or compensatory arrangement

+filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

DJO FINANCE LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Sales Discounts and Other Allowances
Balance as of December 31, 2014	$39,255
Provision	72,723
Write-offs, net of recoveries	(68,630)
Balance as of December 31, 2015	$43,348
Provision	64,878
Write-offs, net of recoveries	(54,918)
Balance as of December 31, 2016	$53,308
Provision	79,044
Write-offs, net of recoveries	(103,481)
Balance as of December 31, 2017	$28,871

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2018		DJO FINANCE LLC

	By:	/s/ Brady R. Shirley
Brady R. Shirley President, Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brady R. Shirley	President, Chief Executive Officer and Manager	March 15, 2018
Brady R. Shirley	(Principal Executive Officer)

/s/ Michael C. Eklund	Chief Financial Officer and Chief Operating Officer	March 15, 2018
Michael C. Eklund	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bradley J. Tandy	Executive Vice President, General Counsel,	March 15, 2018
Bradley J. Tandy	Secretary and Manager

/s/ David H. Smith	Senior Vice President, Tax & Treasury (Treasurer), and	March 15, 2018
David H. Smith	Manager