Form 10-Q
period 2018-03-31
DJO Finance LLC
filed 2018-05-14
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO Finance LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO Finance LLC

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$34,597	$31,985
Accounts receivable, net	196,478	190,324
Inventories, net	187,675	169,137
Prepaid expenses and other current assets	21,984	20,218
Current assets of discontinued operations	511	511
Total current assets	441,245	412,175
Property and equipment, net	133,269	133,522
Goodwill	865,116	864,112
Intangible assets, net	592,609	607,088
Other assets	5,884	5,128
Total assets	$2,038,123	$2,022,025
Liabilities and Deficit
Current liabilities:
Accounts payable	$123,351	$98,331
Accrued interest	46,565	18,015
Current portion of debt obligations	16,102	15,936
Other current liabilities	99,821	126,360
Total current liabilities	285,839	258,642
Long-term debt obligations	2,397,386	2,398,184
Deferred tax liabilities, net	144,708	142,597
Other long-term liabilities	14,077	13,080
Total liabilities	$2,842,010	$2,812,503
Commitments and contingencies
Deficit:
DJO Finance LLC membership deficit:
Member capital	844,563	844,115
Accumulated deficit	(1,633,162)	(1,615,536)
Accumulated other comprehensive loss	(17,723)	(21,072)
Total membership deficit	(806,322)	(792,493)
Noncontrolling interests	2,435	2,015
Total deficit	(803,887)	(790,478)
Total liabilities and deficit	$2,038,123	$2,022,025

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Operations

(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$292,629	$288,389
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,658 and $6,981 for three months ended March 31, 2018 and April 1, 2017, respectively)	119,936	119,569
Selling, general and administrative	115,316	134,162
Research and development	9,282	9,139
Amortization of intangible assets	14,598	18,845
	259,132	281,715
Operating income	33,497	6,674
Other (expense) income:
Interest expense, net	(43,922)	(42,687)
Other (expense) income, net	(1,540)	288
	(45,462)	(42,399)
Loss before income taxes	(11,965)	(35,725)
Income tax provision	(5,385)	(4,078)
Net loss from continuing operations	(17,350)	(39,803)
Net income from discontinued operations	144	58
Net loss	(17,206)	(39,745)
Net income attributable to noncontrolling interests	(362)	(224)
Net loss attributable to DJO Finance LLC	$(17,568)	$(39,969)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(17,206)	$(39,745)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,366 and $(112) for the three months ended March 31, 2018 and April 1, 2017, respectively	1,502	1,749
Unrealized gain on cash flow hedges, net of tax provision of $471 and zero for the three months ended March 31, 2018 and April 1, 2017, respectively	1,905	846
Other comprehensive income	3,407	2,595
Comprehensive loss	(13,799)	(37,150)
Comprehensive income attributable to noncontrolling interests	(420)	(253)
Comprehensive loss attributable to DJO Finance LLC	$(14,219)	$(37,403)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statement of Deficit

(in thousands)

	DJO Finance LLC
	Member capital	Accumulated deficit	Accumulated other comprehensive loss	Total membership deficit	Non-controlling interests	Total deficit
Balance at December 31, 2017	$844,115	$(1,615,536)	$(21,072)	$(792,493)	$2,015	$(790,478)
Net (loss) income	—	(17,568)	—	(17,568)	362	(17,206)
Other comprehensive income, net of taxes	—	—	3,349	3,349	58	3,407
Stock-based compensation	448	—	—	448	—	448
Balance at March 31, 2018	$844,563	$(1,633,162)	$(17,723)	$(806,322)	$2,435	$(803,887)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO Finance LLC

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net loss	$(17,206)	$(39,745)
Net income from discontinued operations	(144)	(58)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,907	10,929
Amortization of intangible assets	14,598	18,845
Amortization of debt issuance costs and non-cash interest expense	2,138	2,019
Stock-based compensation expense	448	454
Loss on disposal of assets, net	398	130
Deferred income tax expense	99	2,910
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(5,147)	6,033
Inventories	(16,936)	(2,375)
Prepaid expenses and other assets	(2,328)	3,138
Accrued interest	28,550	28,602
Accounts payable and other current liabilities	(3,210)	7,741
Net cash provided by continuing operating activities	12,167	38,623
Net cash provided by discontinued operations	144	58
Net cash provided by operating activities	12,311	38,681
Cash flows from investing activities:
Purchases of property and equipment	(6,914)	(7,474)
Net cash used in investing activities	(6,914)	(7,474)
Cash flows from financing activities:
Proceeds from issuance of debt	20,000	-
Repayments of debt obligations	(23,357)	(8,638)
Repurchase of common stock	-	(3,600)
Investment by parent	-	500
Net cash used in financing activities	(3,357)	(11,738)
Effect of exchange rate changes on cash and cash equivalents	572	319
Net increase in cash and cash equivalents	2,612	19,788
Cash and cash equivalents at the beginning of the period	31,985	35,212
Cash and cash equivalents at the end of the period	$34,597	$55,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,928	$12,137
Cash paid for taxes, net	$1,611	$1,201

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,190	$4,080

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

Interim Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements include our accounts and all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10–Q and Article 10 of Regulation S–X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete annual financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Company operates on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first fiscal quarter of 2018 had the same number of shipping days as the first fiscal quarter of 2017.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company put a team in place to analyze the impact of this ASU across all revenue streams to evaluate the impact of the new standard on revenue contracts. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial findings to the audit committee and started drafting its accounting policies and evaluating the new disclosure requirements and their impact on the Company’s business processes, controls and systems in 2017. Effective January 1, 2018, the Company has adopted the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings. The timing of revenue recognition under the new standards is not materially different from our previous revenue recognition policy. Based on the Company’s analysis of open contracts as of January 1, 2018, the cumulative effect of applying the new standards was not material.

In January 2016, the FASB issued an ASU which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this guidance effective in the first quarter of 2018.  Adoption of this new guidance did not have a material effect on the Company’s financial statements.

In February 2016, the FASB issued an ASU which affects the accounting for leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The amendment also will require qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company has a team in place to analyze the impact of this ASU which includes reviewing current lease contracts to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company presented its initial plan to the audit committee which includes compiling an inventory of all of its current leases to assess the global impact and developing tools for the tracking of and accounting for lease contracts. As such, we are still assessing the impact of adoption on our consolidated financial statements.

In August 2016, the FASB issued an ASU which affects the classification of certain cash receipts and cash payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance effective in the first quarter of 2018. Adoption of this new guidance did not have a material effect on the Company’s financial statements.

In October 2016, the FASB issued an ASU which will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and was applied on a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Adoption of this new guidance did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued an ASU which will require an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019. We have adopted this guidance as of the fourth quarter of 2017 and it did not have a material effect on the Company’s financial statements.

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

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance, beginning of period	$29,238	$36,070
Provision for doubtful accounts	4,277	5,349
Write-offs, net of recoveries	(1,995)	(11,049)
Balance, end of period	$31,520	$30,370

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Components and raw materials	$71,529	$67,220
Work in process	4,571	5,652
Finished goods	103,270	89,468
Inventory held on consignment	39,383	38,219
	218,753	200,559
Inventory reserves	(31,078)	(31,422)
	$187,675	$169,137

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance, beginning of period	$31,422	$38,312
Provision charged to costs of sales	518	3,424
Write-offs, net of recoveries	(862)	(10,314)
Balance, end of period	$31,078	$31,422

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$339,030	$1,121,118
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2017	422,258	101,001	1,823	339,030	864,112
Current Year Activity:
Foreign currency translation	—	—	—	1,004	1,004
Balance, end of period
Goodwill	483,258	249,601	49,229	340,034	1,122,122
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at March 31, 2018	$422,258	$101,001	$1,823	$340,034	$865,116

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

March 31, 2018	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,343	$(409,372)	$68,971
Patents and technology	446,871	(309,440)	137,431
Trademarks and trade names	29,888	(19,331)	10,557
Distributor contracts and relationships	4,794	(4,729)	65
Non-compete agreements	6,749	(6,749)	-
	$966,645	$(749,621)	217,024
Indefinite-lived intangible assets:
Trademarks and trade names			375,585
Net identifiable intangible assets			$592,609

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,114	$(402,005)	$76,109
Patents and technology	446,894	(302,805)	144,089
Trademarks and trade names	29,851	(18,576)	11,275
Distributor contracts and relationships	4,805	(4,725)	80
Non-compete agreements	6,750	(6,750)	-
	$966,414	$(734,861)	$231,553
Indefinite-lived intangible assets:
Trademarks and trade names			375,535
Net identifiable intangible assets			$607,088

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 3.3 years for customer relationships, 6.0 years for patents and technology, 1.1 years for distributor contracts and relationships and 5.0 years for trademarks and trade names. Based on our amortizable intangible asset balance as of March 31, 2018, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2018	$43,425
2019	53,068
2020	37,096
2021	32,495
2022	28,694
Thereafter	22,246
$217,024

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued wages and related expenses	$25,247	$41,482
Accrued commissions	13,764	16,994
Accrued rebates	8,573	12,896
Accrued other taxes	5,400	5,743
Accrued professional expenses	4,016	3,879
Income taxes payable	2,727	1,937
Derivative liability	—	268
Other accrued liabilities	40,094	43,161
	$99,821	$126,360

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

All derivatives, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. The fair value of our derivatives is determined through the use of models that consider various assumptions, including time value, yield curves and other relevant economic measures which are inputs that are classified as Level 2 in the fair value hierarchy. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. Our interest rate cap agreements were designated as cash flow hedges, and accordingly, effective portions of changes in the fair value of the derivatives were recorded in accumulated other comprehensive loss and subsequently reclassified into our Unaudited Condensed Consolidated Statement of Operations when the hedged forecasted transaction affects income (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in income (loss).

Interest Rate Cap Agreements. We utilize interest rate caps to manage the risk of unfavorable movements in interest rates on a portion of our outstanding floating rate loan balances. Our interest rate cap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive loss and reclassified into interest expense in our Unaudited Condensed Consolidated Statement of Operations in the period in which it affected income (loss).

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other current assets	$1,140	$—
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	1,038	84
		$2,178	$84
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$—	$268
		$—	$268

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended
	Location of gain (loss)	March 31, 2018	April 1, 2017
Interest rate cap agreements designated as cash flow hedges	Interest (income) expense, net	$(196)	$295

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Interest rate cap agreements designated as cash flow hedges	$1,905	$846

8. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$2,178	$—	$2,178

As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$84	$—	$84
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$268	$—	$268

9. DEBT

Debt obligations consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $1.0 million and $1.2 million as of March 31, 2018 and December 31, 2017, respectively	$73,962	$73,843
Term loan:
$1,028.6 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $7.8 million and $8.6 million as of March 31, 2018 and December 31, 2017, respectively	1,020,842	1,022,630
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $10.9 million and $11.6 million as of March 31, 2018 and December 31, 2017, respectively	1,004,097	1,003,382
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $4.4 million and $4.8 million as of March 31, 2018 and December 31, 2017, respectively	294,110	293,657
Capital lease obligations and other	20,477	20,608
Total debt	2,413,488	2,414,120
Current maturities	(16,102)	(15,936)
Long-term debt	$2,397,386	$2,398,184

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

As of March 31, 2018, the market values of our Term Loan and drawings under the ABL Facility were $1,033.8 million and $75.0 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $75.0 million as of March 31, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of March 31, 2018 our weighted average interest rate for all borrowings under the Credit Facilities was 4.87%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of March 31, 2018, our actual first lien net leverage ratio was 3.59:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold. The ABL Facility also contains certain customary affirmative covenants and events of default. As of March 31, 2018, we were in compliance with all applicable covenants.

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

As of March 31, 2018, the market value of the 8.125% Notes was $1022.0 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

10.75% Third Lien Notes

On May 7, 2015, we issued $289.7 million aggregate principal amount of 10.75% Third Lien Notes (10.75% Notes) which mature on April 15, 2020. The 10.75% Notes are fully and unconditionally guaranteed on a secured basis by each of DJOFL’s existing and future direct and indirect wholly-owned domestic subsidiaries that guarantees any of DJOFL’s indebtedness or any indebtedness of DJOFL’s domestic subsidiaries.

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

As of March 31, 2018, the market value of the 10.75% Notes was $258.2 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of March 31, 2018, we were in compliance with all applicable covenants.

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

Other debt

On June 6, 2017, we entered into two new term loans of €6.0 million ($7.4 million based on the March 31, 2018 currency conversion rate) at our French subsidiary. The loan provides for borrowings of €12.0 million ($14.8 million based on the March 31, 2018 currency conversion rate) and is subject to customary borrowing conditions. We are required to make principal repayments under the loan in monthly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one-month interest period plus 0.4%.

Debt Issuance Costs

As of March 31, 2018 and December 31, 2017, we had $7.8 million and $8.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2018 and April 1, 2017, amortization of debt issuance costs was $0.8 million and $0.7 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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

For the three months ended March 31, 2018, we recorded income tax provision of $5.4 million on pre-tax losses of $12.0 million, resulting in a negative effective tax rate of 45.0%. For the three months ended April 1, 2017, we recorded income tax provision of approximately $4.1 million on pre-tax losses of $35.7 million, resulting in a negative effective tax rate of 11.4%.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance on the deferred tax assets generated in the three months ended March 31, 2018. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to net operating losses and indefinite lived deferred tax assets, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

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

At March 31, 2018, our gross unrecognized tax benefits were $18.7 million reflecting an increase of $1.9 million from the unrecognized amount of $16.8 million at December 31, 2017. As of March 31, 2018, we have $3.2 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of March 31, 2018, we have unrecognized various foreign and U.S. state tax benefits of approximately $7.0 million, which, if recognized, would impact our effective tax rate in future periods.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets places in service after September 27, 2017. The 2017 Act also includes prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures. The 2017 Act includes two new U.S. tax base erosion provisions, the global intangible low-taxes income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. In addition, the 2017 Act includes a provision which provides a benefit for foreign derived intangible income (“FDII”).

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. The Company continues to evaluate the impacts of the 2017 Act. In the consolidated financial statements for the quarter ended March 31, 2018, the Company has recorded the provisional amounts related to GILTI, BEAT, FDII, interest expense deferral and other changes included in the 2017 Act.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act. The Company continues to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies. The Company expects to complete the accounting for tax effects of the 2017 Act in 2018.

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

Stock-Based Compensation

During the three months ended March 31, 2018, the compensation committee granted 588,000 options to employees, of which 553,000 were Market Return Options and 35,000 were Time-Based Options. Additionally, the compensation committee granted 9,200 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the three months ended March 31, 2018 was $6.15.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended
	March 31, 2018	April 1, 2017
Expected volatility	32.6%	33.4%
Risk-free interest rate	2.9%	2.1%-2.2%
Expected years until exercise	6.1	6.3-7.4
Expected dividend yield	0.0%	0.0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of sales	$79	$34
Operating expenses:
Selling, general and administrative	379	420
Research and development	(10)	—
	$448	$454

We have determined that it is not probable that we will meet the Adjusted EBITDA targets related to the Performance Options granted. As such, we did not recognize expense for any of the options which had the potential to vest in 2018. Accordingly, during each of the periods presented above we recognized stock-based compensation expense only for the Time-Based Options, the Vested Options and the Director Service Options.

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

12. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) provided certain monitoring, advisory and consulting services to us for an annual monitoring fee equal to the greater of $7.0 million or 2% of consolidated EBITDA as defined in the Transaction and Monitoring Fee Agreement. The Transaction and Monitoring Fee Agreement was terminated effective November 20, 2017. DJO has agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by the Transaction and Monitoring Fee Agreement. For each of the three month periods presented, we expensed zero and $1.75 million, respectively, related to the annual monitoring fee, which is recorded as a component of Selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations.

13. REVENUE

On January 1, 2018, we adopted Topic 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. For the quarter ended March 31, 2018 revenue recognized would not have differed materially had we continued to recognize revenue under Topic 605.

The following table disaggregates our revenue by major sales channel for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

Three Months ended March 31, 2018
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$44,853	$15,628	$-	$62,765	$123,246
Insurance	25,220	16,912	—	6,031	$48,164
Direct	41,051	3,353	53,618	19,607	$117,629
Other	3,365	—	—	225	$3,590
	$114,489	$35,893	$53,618	$88,629	$292,629

Three Months ended April 1, 2017
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$45,258	$18,218	$-	$51,776	$115,252
Insurance	27,006	17,149	—	5,158	$49,313
Direct	46,840	3,136	49,592	21,150	$120,718
Other	2,949	—	—	157	$3,106
	$122,053	$38,503	$49,592	$78,241	$288,389

Dealers & Distributors Sales Channel represents products sold to independent dealers, distributors and retailers who then distribute or sell to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies or sell direct to end customers.

Insurance  Sales Channel represents all products sold to patients which qualify for medical reimbursement, where we arrange billing to the patients and their third party payors.

Direct Sales Channel represents all sales made directly to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and consumers.

Revenue is recognized when obligations under the terms of a contract with our customers are satisfied which occurs with the transfer of control of our products. This occurs either upon shipment or delivery of goods, depending on whether the contract is FOB Origin or FOB Destination. We record revenues from sales of our surgical implant products when the products are used in a surgical procedure (implanted in a patient). Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products to a customer (“transaction price”).

To the extent that the transaction price includes variable consideration, such as prompt payment discounts, list price discounts, rebates, volume discounts and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

We reduce revenue by estimates of potential future product returns and other allowances. Provisions for product returns and other allowances are recorded as a reduction to revenue in the period sales are recognized. We make estimates of the amount of sales returns and allowances that will eventually be incurred. Management analyzes sales programs that are in effect, contractual arrangements, market acceptance and historical trends when evaluating the adequacy of sales returns and allowance accounts. As a result of our adoption of Topic 606, we reclassed our sales return reserve from accounts receivable to a refund liability account within Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2018. We estimate contractual discounts and allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience. As of March 31, 2018 our refund liability and our allowance for sales discounts and other allowances was $1.2 million and $11.5 million, respectively.

We have made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such we do not consider shipping and handling as promised services to our customers.

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

15. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended March 31, 2018 and April 1, 2017, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
Bracing and Vascular	$114,489	$122,053
Recovery Sciences	35,893	38,503
Surgical Implant	53,618	49,592
International	88,629	78,241
	$292,629	$288,389
Operating income:
Bracing and Vascular	$19,998	$21,007
Recovery Sciences	8,593	8,907
Surgical Implant	11,765	8,140
International	19,413	13,610
Expenses not allocated to segments and eliminations	(26,272)	(44,990)
	$33,497	$6,674

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
United States	$204,000	$210,148
Other Europe, Middle East and Africa	44,384	38,041
Germany	24,963	21,357
Australia and Asia Pacific	11,553	10,843
Canada	6,142	5,942
Latin America	1,587	2,058
	$292,629	$288,389

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

DJO Finance LLC

Unaudited Condensed Consolidating Balance Sheets

As of March 31, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,396	$(698)	$28,899	$-	$34,597
Accounts receivable, net	—	143,354	53,124	—	196,478
Inventories, net	—	154,659	41,220	(8,204)	187,675
Deferred tax assets, net	—	—	—	—	—
Prepaid expenses and other current assets	1,157	14,437	6,389	1	21,984
Current assets of discontinued operations	—	511	—	—	511
Total current assets	7,553	312,263	129,632	(8,203)	441,245
Property and equipment, net	—	119,577	13,718	(26)	133,269
Goodwill	—	791,004	107,399	(33,287)	865,116
Intangible assets, net	—	583,770	8,839	—	592,609
Investment in subsidiaries	1,297,699	1,677,336	57,316	(3,032,351)	—
Intercompany receivables	326,958	—	—	(326,958)	—
Other non-current assets	1,038	2,158	2,691	(3)	5,884
Total assets	$1,633,248	$3,486,108	$319,595	$(3,400,828)	$2,038,123
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$109,099	$14,252	$—	$123,351
Current portion of debt obligations	10,550	—	5,552	—	16,102
Other current liabilities	46,558	66,141	33,690	(3)	146,386
Total current liabilities	57,108	175,240	53,494	(3)	285,839
Long-term debt obligations	2,382,462	—	14,924	—	2,397,386
Deferred tax liabilities, net	—	139,883	4,825	—	144,708
Intercompany payables, net	—	165,337	67,531	(232,868)	—
Other long-term liabilities	-	13,867	210	—	14,077
Total liabilities	2,439,570	494,327	140,984	(232,871)	2,842,010
Noncontrolling interests	—	—	2,435	—	2,435
Total membership (deficit) equity	(806,322)	2,991,781	176,176	(3,167,957)	(806,322)
Total liabilities and (deficit) equity	$1,633,248	$3,486,108	$319,595	$(3,400,828)	$2,038,123

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$232,315	$93,027	$(32,713)	$292,629
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,658 for three months ended March 31, 2018)	—	86,519	68,268	(34,851)	119,936
Selling, general and administrative	—	89,821	25,495	—	115,316
Research and development	—	8,225	1,057	—	9,282
Amortization of intangible assets	—	14,249	349	—	14,598
	—	198,814	95,169	(34,851)	259,132
Operating income (loss)	—	33,501	(2,142)	2,138	33,497
Other (expense) income:
Interest (expense) income, net	(43,830)	46	(138)	—	(43,922)
Other (expense) income, net	—	(12,581)	11,041	—	(1,540)
Intercompany income (expense), net	—	1,367	1,083	(2,450)	—
Equity in income (loss) of subsidiaries, net	26,262	—	—	(26,262)	—
	(17,568)	(11,168)	11,986	(28,712)	(45,462)

(Loss) income before income taxes	(17,568)	22,333	9,844	(26,574)	(11,965)
Income tax provision	—	(2,294)	(3,091)	—	(5,385)
Net (loss) income from continuing operations	(17,568)	20,039	6,753	(26,574)	(17,350)
Net income from discontinued operations	—	144	—	—	144
Net (loss) income	(17,568)	20,183	6,753	(26,574)	(17,206)
Net income attributable to noncontrolling interests	—	—	(362)	—	(362)
Net (loss) income attributable to DJOFL	$(17,568)	$20,183	$6,391	$(26,574)	$(17,568)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended March 31, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(17,568)	$20,183	$6,753	$(26,574)	$(17,206)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,366 for the three months ended March 31, 2018	—	—	1,502	—	1,502
Unrealized gain on cash flow hedges, net of tax provision of $471 for the three months ended March 31, 2018	1,905	—	—	—	1,905
Other comprehensive income	1,905	—	1,502	—	3,407
Comprehensive (loss) income	(15,663)	20,183	8,255	(26,574)	(13,799)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	(420)	—	(420)
Comprehensive (loss) income attributable to DJO Finance LLC	$(15,663)	$20,183	$7,835	$(26,574)	$(14,219)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss	$(17,568)	$20,183	$6,753	$(26,574)	$(17,206)
Net income from discontinued operations		(144)			$(144)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	-	9,610	1,306	(9)	10,907
Amortization of intangible assets	-	14,249	349	-	14,598
Amortization of debt issuance costs and non-cash interest expense	2,138	-	-	-	2,138
Stock-based compensation expense	-	448	-	-	448
Loss on disposal of assets, net	-	372	26	-	398
Deferred income tax expense	-	623	(524)	-	99
Equity in (loss) income of subsidiaries, net	(26,262)	-	-	26,262	-
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	-	1,839	(6,986)	-	(5,147)
Inventories	-	(16,738)	1,704	(1,902)	(16,936)
Prepaid expenses and other assets	(2,069)	(402)	(118)	261	(2,328)
Accounts payable and other current liabilities	30,388	(5,967)	(3,200)	4,119	25,340
Net cash provided by (used in) continuing operating activities	(13,373)	24,073	(690)	2,157	12,167
Net cash provided by discontinued operations	-	144	-	-	144
Net cash (used in) provided by operating activities	(13,373)	24,217	(690)	2,157	12,311
Cash Flows From Investing Activities:
Purchases of property and equipment	-	(5,907)	(1,007)	-	(6,914)
Net cash used in investing activities from continuing operations	-	(5,907)	(1,007)	-	(6,914)
Cash Flows From Financing Activities:
Intercompany	(838)	(4,654)	7,649	(2,157)	-
Proceeds from issuance of debt	20,000	-	-	-	20,000
Repayments of debt obligations	(22,638)	-	(719)	-	(23,357)
Net cash (used in) provided by financing activities	(3,476)	(4,654)	6,930	(2,157)	(3,357)
Effect of exchange rate changes on cash and cash equivalents	-	-	572	-	572
Net (decrease) increase in cash and cash equivalents	(16,849)	13,656	5,805	-	2,612
Cash and cash equivalents, beginning of year	23,245	(14,354)	23,094	-	31,985
Cash and cash equivalents, end of year	$6,396	$(698)	$28,899	$-	$34,597

DJO Finance LLC

Condensed Consolidating Balance Sheets

As of December 31, 2017

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,245	$(14,354)	$23,094	$—	$31,985
Accounts receivable, net	—	141,565	48,759	—	190,324
Inventories, net	—	137,193	30,200	1,744	169,137
Prepaid expenses and other current assets	42	13,730	6,445	1	20,218
Current assets of discontinued operations	—	511	—	—	511
Total current assets	23,287	278,645	108,498	1,745	412,175
Property and equipment, net	—	119,691	13,861	(30)	133,522
Goodwill	—	791,004	105,463	(32,355)	864,112
Intangible assets, net	—	598,018	9,070	—	607,088
Investment in subsidiaries	1,297,699	1,677,336	55,723	(3,030,758)	—
Intercompany receivables	298,021	—	—	(298,021)	—
Other non-current assets	85	2,462	2,581	—	5,128
Total assets	$1,619,092	$3,467,156	$295,196	$(3,359,419)	$2,022,025
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$84,943	$13,388	$—	$98,331
Current portion of debt obligations	10,550	—	5,386	—	15,936
Other current liabilities	18,276	90,975	35,125	(1)	144,375
Total current liabilities	28,826	175,918	53,899	(1)	258,642
Long-term debt obligations	2,382,962	—	15,222	—	2,398,184
Deferred tax liabilities, net	—	137,424	5,173	—	142,597
Intercompany payables, net	—	167,667	65,108	(232,775)	—
Other long-term liabilities	(203)	13,063	220	—	13,080
Total liabilities	2,411,585	494,072	139,622	(232,776)	2,812,503
Noncontrolling interests	—	—	2,015	—	2,015
Total membership (deficit) equity	(792,493)	2,973,084	153,559	(3,126,643)	(792,493)
Total liabilities and (deficit) equity	$1,619,092	$3,467,156	$295,196	$(3,359,419)	$2,022,025

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Comprehensive Loss

For the Three Months Ended April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(39,969)	$7,074	$(9,336)	$2,486	$(39,745)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $112	—	—	1,749	—	1,749
Unrealized gain on cash flow hedges, net of tax provision of zero	846	—	—	—	846
Other comprehensive income	846	—	1,749	—	2,595
Comprehensive (loss) income	(39,123)	7,074	(7,587)	2,486	(37,150)
Comprehensive income attributable to noncontrolling interests	—	—	(253)	—	(253)
Comprehensive (loss) income attributable to DJO Finance LLC	$(39,123)	$7,074	$(7,840)	$2,486	$(37,403)

DJO Finance LLC

Unaudited Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(39,969)	$7,074	$(9,336)	$2,486	$(39,745)
Net loss from discontinued operations	—	(58)	—	—	(58)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	9,737	1,199	(7)	10,929
Amortization of intangible assets	—	18,526	319	—	18,845
Amortization of debt issuance costs and non-cash interest expense	2,019	—	—	—	2,019
Stock-based compensation expense	—	454	—	—	454
Gain on disposal of assets, net	—	56	74	—	130
Deferred income tax expense (benefit)	—	3,140	(230)	—	2,910
Equity in income (loss) of subsidiaries, net	(2,752)	—	—	2,752	—
Changes in operating assets and liabilities:
Accounts receivable	—	8,835	(2,802)	—	6,033
Inventories	—	(1,713)	6,184	(6,846)	(2,375)
Prepaid expenses and other assets	31	2,294	117	696	3,138
Accounts payable and other current liabilities	28,537	11,598	(2,456)	(1,336)	36,343
Net cash (used in) provided by continuing operating activities	(12,134)	59,943	(6,931)	(2,255)	38,623
Net cash provided by discontinued operations	—	58	—	—	58
Net cash (used in) provided by operating activities	(12,134)	60,001	(6,931)	(2,255)	38,681
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(6,769)	(705)	—	(7,474)
Net cash (used in) provided by investing activities from continuing operations	—	(6,769)	(705)	—	(7,474)
Cash Flows from Financing Activities:
Intercompany	39,933	(48,844)	6,656	2,255	—
Repayments of debt	(8,638)	—	—	—	(8,638)
Repurchase of common stock	(3,600)	—	—	—	(3,600)
Investment by parent	500	—	—	—	500
Net cash provided by (used in) financing activities	28,195	(48,844)	6,656	2,255	(11,738)
Effect of exchange rate changes on cash and cash equivalents	—	—	319	—	319
Net (decrease) increase in cash and cash equivalents	16,061	4,388	(661)	—	19,788
Cash and cash equivalents at beginning of period	15,818	(372)	19,766	—	35,212
Cash and cash equivalents at end of period	$31,879	$4,016	$19,105	$—	$55,000

17. SUBSEQUENT EVENTS

Acquisition of Billing Operations

On April 30, 2018, we completed the acquisition of 100% of the capital stock of a legal entity containing the medical billing operations of one of our distribution partners, for total consideration of $28.0 million, consisting of the assumption of $8.8 million of debt, $5.2 million cash consideration at closing, and $14.0 million cash consideration paid in installments up to the third anniversary of the transaction.  We also issued 42,528 shares of common stock of DJO Global, Inc. to the holders of a warrant in the acquired entity.

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

Forward Looking Statements

This report, and the following management’s discussion and analysis, contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that any statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. These statements can be identified because they use words like “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “future”, “intends”, “plans” and similar terms. Specifically, statements referencing, without limitation, growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs may be forward-looking statements. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. The section entitled “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2018 describes these important risk factors that may affect our business, financial condition, results of operation, and/or liquidity. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

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

Business Transformation Initiative

In March 2017, we announced that we had embarked on a series of business transformation projects to improve our liquidity and profitability and to improve our customers’ experiences.  During 2017, this business transformation initiative focused on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, we established a team of senior managers to direct this effort and engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  We believe that the costs of the outside experts, tools and related activities have been significantly offset by the cost savings realized from the implementation of these transformation plans.  As a part of this transformation initiative, we took action to improve our liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improved our organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimized our procurement of direct and indirect materials and services; improved our manufacturing, distribution, and sales and sales operations planning; and improved our profitability associated with the mix of our customers and products.  Our transformation projects will continue through the end of 2018 as we shift our emphasis to improving revenue growth, including increasing our new product development and increasing our investment in our reimbursement business; improving customer experience, including improving service levels and implementing online order entry; and achieving operational excellence, including improving production procurement spend, enhancing our distribution center network, optimizing our overall facility footprint in North America and improving our overall liquidity.

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

	Three Months Ended
($ in thousands)	March 31, 2018	April 1, 2017
Bracing and Vascular:
Net sales	$114,489	$122,053
Operating income	19,998	21,007
Operating income as a percent of net segment sales	17.5%	17.2%
Recovery Sciences:
Net sales	$35,893	$38,503
Operating income	8,593	8,907
Operating income as a percent of net segment sales	23.9%	23.1%
Surgical Implant:
Net sales	$53,618	$49,592
Operating income	11,765	8,140
Operating income as a percent of net segment sales	21.9%	16.4%
International:
Net sales	$88,629	$78,241
Operating income	19,413	13,610
Operating income as a percent of net segment sales	21.9%	17.4%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended
	March 31, 2018		April 1, 2017
Net sales	$292,629	100.0%	$288,389	100.0%
Costs and operating expenses:
Cost of sales (1)	119,936	41.0	119,569	41.5
Selling, general and administrative	115,316	39.4	134,162	46.5
Research and development	9,282	3.2	9,139	3.2
Amortization of intangible assets	14,598	5.0	18,845	6.5
	259,132	88.6	281,715	97.7
Operating income	33,497	11.4	6,674	2.3
Other (expense) income:
Interest expense, net	(43,922)	(15.0)	(42,687)	(14.8)
Other (expense) income, net	(1,540)	(0.5)	288	0.1
	(45,462)	(15.5)	(42,399)	(14.7)
Loss before income taxes	(11,965)	(4.1)	(35,725)	(12.4)
Income tax provision	(5,385)	(1.8)	(4,078)	(1.4)
Net loss from continuing operations	(17,350)	(5.9)	(39,803)	(13.8)
Net income from discontinued operations	144	0.0	58	—
Net loss	(17,206)	(5.9)	(39,745)	(13.8)
Net income attributable to noncontrolling interests	(362)	(0.1)	(224)	(0.1)
Net loss attributable to DJO Finance LLC	$(17,568)	(6.0)%	$(39,969)	(13.9)%

(1)	Cost of sales is exclusive of amortization of intangible assets of $6,658 and $6,981 for the three months ended March 31, 2018 and April 1, 2017, respectively.

Three Months Ended March 31, 2018 (first quarter 2018) compared to Three Months Ended April 1, 2017 (first quarter 2017)

Net Sales. Net sales for first quarter 2018 increased 1.5% to $292.6 million, compared to net sales of $288.4 million for first quarter 2017. The increase was primarily driven by our International segment, offset by decreases in our Bracing and Vascular and Recovery Science segments.

The following table sets forth our net sales by operating segment ($ in thousands):

	First Quarter 2018	% of Net Sales	First Quarter 2017	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$114,489	39.1%	$122,053	42.3%	$(7,564)	(6.2)%
Recovery Sciences	35,893	12.2	38,503	13.4	(2,610)	(6.8)
Surgical Implant	53,618	18.3	49,592	17.2	4,026	8.1
International	88,629	30.3	78,241	27.1	10,388	13.3
Total net sales	$292,629	100.0%	$288,389	100.0%	$4,240	1.5%

Net sales in our Bracing and Vascular segment were $114.5 million for first quarter 2018, a decrease of 6.2% from net sales of $122.1 million for first quarter 2017. The decrease was driven by ongoing challenges in the segment’s Dr. Comfort product line and mid-single digit declines across several bracing product lines.

Net sales in our Recovery Sciences segment were $35.9 million for first quarter 2018, a decrease of 6.8% from net sales of $38.5 million for first quarter 2017. The decrease is driven by weakness in the segment’s Chattanooga product line.

Net Sales in our Surgical Implant segment were $53.6 million for first quarter 2018, an increase of 8.1% from net sales of $49.6 million for first quarter 2017. The increase is primarily due to double-digit growth in sales of shoulder implants and low- to mid-single digit growth in knee and hip implant products.

Net sales in our International segment were $88.6 million for first quarter 2018, an increase of 13.3% from net sales of $78.2 million for first quarter 2017. In constant currency, excluding the favorable impact of $9.2 million related to changes in foreign exchange rates in effect during first quarter 2018 compared to first quarter 2017, net sales increased 1.5%. There was strong sales growth in France, Scandinavia and Australia, partially offset by slower sales in the UK, Spain and Benelux region.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 41.0% for first quarter 2018, compared to 41.5% for first quarter 2017 mainly due to a mix between and within the reporting segments.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $115.3 million for first quarter 2018, from $134.2 million in first quarter 2017. As a percentage of net sales, SG&A expenses decreased to 39.4% for first quarter 2018 from 46.5% for first quarter 2017 mainly due to business transformation expenses in 2017.

Research and Development (R&D). R&D expenses were $9.3 million for first quarter 2018, compared to $9.1 million in first quarter 2017. As a percentage of net sales, R&D expenses were flat at 3.2% for first quarter 2018 compared to 3.2% for first quarter 2017. The Company continues to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $14.6 million for first quarter 2018, from $18.8 million for first quarter 2017. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net was $43.9 million for first quarter 2018 compared to $42.7 million for first quarter 2017. The increase was due to a higher weighted average interest rate on our borrowings for first quarter 2018 compared to first quarter 2017.

Other (Expense) Income, Net. Other (expense) income, net, increased to $(1.5) million for first quarter 2018 compared to $.3 million for the first quarter 2017. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For first quarter 2018, we recorded an income tax provision of $5.4 million on a pre-tax loss of $12.0 million, resulting in a negative effective tax rate of 45.0%. For first quarter 2017, we recorded a tax provision of $4.1 million on pre-tax losses of $35.7 million, resulting in a negative effective tax rate of 11.4%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Income of $0.1 million was recognized for first quarter 2018. Net income from discontinued operations was $0.1 million for first quarter of 2017, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Liquidity and Capital Resources

As of March 31, 2018, our primary sources of liquidity consisted of cash and cash equivalents totaling $34.6 million and our $150.0 million ABL Facility, of which $68.8 million was available. Our revolving loan balance under our ABL Facility was $55.0 million as of March 31, 2018 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy. Working capital at March 31, 2018 was $155.4 million.

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

Cash Flows

Operating activities from continuing operations provided $12.2 million and provided $38.6 million of cash for three months 2018 and 2017, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes and impairment losses) and changes in working capital. The change in working capital accounts is primarily attributable to accounts receivable, inventories, accrued interest and accounts payable.  For three months 2018 and 2017, cash paid for interest was $15.9 million and $12.1 million, respectively.

Investing activities from continuing operations used $6.9 million and $7.5 million of cash for three months 2018 and 2017, respectively. Cash used in investing activities for three months 2018 and 2017 was for purchases of property and consigned surgical instruments to support growth and IT automation technology.

Financing activities used cash of $3.4 million and provided cash of $11.7 million in three months 2018 and 2017, respectively. Cash used in and provided by financing activities in three months 2018 and 2017 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2018 cash used in financing activities consisted of payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $30.4 million, was as follows for March 31, 2018 (in thousands):

	March 31, 2018		December 31, 2017
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$75,000	$73,962	$75,000	$73,843
Term loans	1,028,625	1,020,842	1,031,263	1,022,630
	1,103,625	1,094,804	1,106,263	1,096,473
Notes:
8.125% second lien notes due 2021	1,015,000	1,004,097	1,015,000	1,003,382
10.75% third lien notes due 2020	298,471	294,110	298,471	293,657
	1,313,471	1,298,207	1,313,471	1,297,039
Other debt	20,477	20,477	20,608	20,608
Total indebtedness	$2,437,573	$2,413,488	$2,440,342	$2,414,120

Credit Facilities.

Our credit facilities at March 31, 2018 consisted of $1,028.6 million term loans (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $75.0 million at March 31, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense, depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of March 31, 2018, our actual first lien net leverage ratio was 3.59:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended March 31, 2018 was 1.73:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three months ended March 31, 2018 and the twelve months ended March 31, 2018 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

			Twelve
			Months
	Three Months Ended		Ended
	March 31,	April 1,	March 31,
	2018	2017	2018
Net loss attributable to DJO Finance LLC	$(17,568)	$(39,969)	$(13,493)
Income loss from discontinued operations, net	(144)	(58)	(395)
Interest expense, net	43,922	42,687	175,473
Income tax provision (benefit)	5,385	4,078	(59,413)
Depreciation and amortization	25,505	29,774	106,992
Non-cash charges (a)	226	571	4,753
Non-recurring and integration charges (b)	5,546	18,389	56,420
Other adjustment items (c)	1,928	1,769	5,415
	64,800	57,241	275,752
Permitted pro forma adjustments applicable to the twelve month period only (d) Future cost savings			21,774
Adjusted EBITDA	$64,800	$57,241	$297,526

(a)	Non-cash charges are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	March 31,	April 1,	March 31,
	2018	2017	2018
Stock compensation expense	$448	$454	$3,689
(Gain) loss on disposal of fixed assets and assets held for sale, net	(222)	117	1,064
Total non-cash charges	$226	$571	$4,753

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	March 31,	April 1,	March 31,
	2018	2017	2018
Restructuring and reorganization (1)	$3,695	$15,796	$46,674
Acquisition related expenses and integration (2)	370	302	2,174
Executive transition	-	—	(49)
Litigation and regulatory costs and settlements, net (3)	1,481	2,102	7,117
IT automation projects	-	189	504
Total non-recurring and integration charges	$5,546	$18,389	$56,420

(1)	Consist of costs related to the Company’s business transformation projects to improve the Company’s operational profitability and liquidity.
(2)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(3)

For the twelve months ended March 31, 2018, litigation and regulatory costs consisted of $3.1 million in litigation costs related to ongoing product liability issues and $4.0 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

			Twelve
			Months
	Three Months Ended		Ended
	March 31,	April 1,	March 31,
	2018	2017	2018
Blackstone monitoring fees	$-	$1,750	$4,475
Non-controlling interests	362	224	937
Foreign currency transaction losses (gains) and other expense (income)	1,540	(287)	(284)
Franchise and other tax	26	82	287
Total other adjustment items	$1,928	$1,769	$5,415

(d)	Permitted pro forma adjustments include future cost savings related to our business transformation initiative.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Commitments

There have been no material changes outside the normal course of business in our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that could impact our financial condition, results of operations, and cash flows.

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of March 31, 2018, we have $1,313.5 million of aggregate fixed rate notes and $1,028.6 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the three months ended March 31, 2018 by $6.0 million. As of March 31, 2018, our term loans are subject to a 1.00% minimum LIBOR rate which is lower than the actual LIBOR rate of 4.94% as of March 31, 2018.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein). However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the euro and the Mexican peso. For three months ended March 31, 2018, sales reported in foreign currencies accounted for approximately 27.8% of our consolidated net sales, of which 19.8% were approximately reported in the euro, respectively. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.  There have been no material developments in the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item IA, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 15, 2018. There have been no material changes to the risk factors disclosed in such Form 10-K.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and April 1, 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and April 1, 2017, (iv) the Unaudited Consolidated Statement of Deficit for the three months ended March 31, 2018, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: May 14, 2018	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date: May 14, 2018	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer