Form 10-Q
period 2018-06-30
DJO Finance LLC
filed 2018-08-14
CIK 1395317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 14, 2018, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,789	$31,985
Accounts receivable, net	179,611	190,324
Inventories, net	177,273	169,137
Prepaid expenses and other current assets	32,144	20,218
Current assets of discontinued operations	511	511
Total current assets	416,328	412,175
Property and equipment, net	137,496	133,522
Goodwill	878,963	864,112
Intangible assets, net	585,268	607,088
Other assets	5,242	5,128
Total assets	$2,023,297	$2,022,025
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$105,144	$98,331
Accrued interest	18,615	18,015
Current portion of debt obligations	26,022	15,936
Other current liabilities	116,071	126,360
Total current liabilities	265,852	258,642
Long-term debt obligations	2,414,519	2,398,184
Deferred tax liabilities, net	146,108	142,597
Other long-term liabilities	20,968	13,080
Total liabilities	$2,847,447	$2,812,503
Commitments and contingencies (Note 15)
Deficit:
DJO Finance LLC membership deficit:
Member capital	845,708	844,115
Accumulated deficit	(1,646,850)	(1,615,536)
Accumulated other comprehensive loss	(25,579)	(21,072)
Total membership deficit	(826,721)	(792,493)
Noncontrolling interests	2,571	2,015
Total deficit	(824,150)	(790,478)
Total liabilities and deficit	$2,023,297	$2,022,025

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$304,837	$294,746	$597,466	$583,135
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,935 and $13,293 for the three and six months ended June 30, 2018, respectively and $6,980 and $13,961 for the three and six months ended July 1, 2017, respectively)	126,443	124,885	246,379	244,454
Selling, general and administrative	117,626	135,739	232,942	269,901
Research and development	9,707	9,063	18,988	18,202
Amortization of intangible assets	15,289	16,016	29,888	34,861
	269,065	285,703	528,197	567,418
Operating income	35,772	9,043	69,269	15,717
Other (expense) income:
Interest expense, net	(45,779)	(43,068)	(89,701)	(85,755)
Other (expense) income, net	1,054	896	(487)	1,184
	(44,725)	(42,172)	(90,188)	(84,571)
Loss before income taxes	(8,953)	(33,129)	(20,919)	(68,854)
Income tax provision	4,635	1,095	10,019	5,173
Net loss from continuing operations	(13,588)	(34,224)	(30,938)	(74,027)
Net income from discontinued operations	178	47	321	105
Net loss	(13,410)	(34,177)	(30,617)	(73,922)
Net income attributable to noncontrolling interests	(276)	(206)	(638)	(430)
Net loss attributable to DJO Finance LLC	$(13,686)	$(34,383)	$(31,255)	$(74,352)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(13,410)	$(34,177)	$(30,617)	$(73,922)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) provision of $(1,032) and $334 for the three and six months ended June 30, 2018, respectively and $4,080 and $4,192 for the three and six months ended July 1, 2017, respectively	(8,636)	3,204	(7,134)	4,953
Unrealized gain (loss) on cash flow hedges, net of tax (benefit) provision of $(471) and zero for the three and six months ended June 30, 2018 and $21 thousand for both the three and six months ended July 1, 2017, respectively	640	(786)	2,545	60
Other comprehensive (loss) income	(7,996)	2,418	(4,648)	5,013
Comprehensive loss	(21,406)	(31,759)	(35,265)	(68,909)
Comprehensive (income) loss income attributable to noncontrolling interests	(136)	768	(556)	515
Comprehensive loss attributable to DJO Finance LLC	$(21,542)	$(30,991)	$(35,821)	$(68,394)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIT

(in thousands)

	DJO Finance LLC
	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Membership Deficit	Non-Controlling Interests	Total Deficit
Balance at December 31, 2017	$844,115	$(1,615,536)	$(21,072)	$(792,493)	$2,015	$(790,478)
Net (loss) income	—	(31,255)	—	(31,255)	638	(30,617)
Other comprehensive loss, net of tax benefit	—	(59)	(4,507)	(4,566)	(82)	(4,648)
Investment by Parent	698	—	—	698	—	698
Stock-based compensation	895	—	—	895	—	895
Balance at June 30, 2018	$845,708	$(1,646,850)	$(25,579)	$(826,721)	$2,571	$(824,150)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net loss	$(30,617)	$(73,922)
Net income from discontinued operations	(321)	(105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,488	21,855
Amortization of intangible assets	29,888	34,861
Amortization of debt issuance costs and non-cash interest expense	4,337	4,073
Stock-based compensation expense	895	846
Deferred purchase price consideration	13,708	—
Loss on disposal of assets, net	543	279
Deferred income tax (benefit) expense	(2,758)	2,084
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	9,288	11,179
Inventories	(9,122)	2,364
Prepaid expenses and other assets	(7,645)	3,080
Accrued interest	882	(3,806)
Accounts payable and other current liabilities	(23,678)	35,307
Net cash provided by continuing operating activities	8,888	38,095
Net cash provided by discontinued operations	321	105
Net cash provided by operating activities	9,209	38,200
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,104)	—
Purchases of property and equipment	(19,025)	(22,434)
Other, net	248	—
Net cash used in investing activities	(27,881)	(22,434)
Cash flows from financing activities:
Proceeds from revolver borrowings	66,503	35,556
Proceeds from capital lease	15,000	—
Repayments of debt obligations	(66,538)	(48,275)
Repurchase of common stock	—	(3,600)
Investment by parent	—	500
Other financing, net	(482)	—
Dividends paid to minority interests	—	(1,102)
Net cash provided (used) in financing activities	14,483	(16,921)
Effect of exchange rate changes on cash and cash equivalents	(1,007)	1,140
Net decrease in cash and cash equivalents	(5,196)	(15)
Cash and cash equivalents at the beginning of the period	31,985	35,212
Cash and cash equivalents at the end of the period	$26,789	$35,197

Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$4,592	$4,530
Stock issued as part of acquisition consideration	$698	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We operate on a manufacturing calendar. Each quarter consists of thirteen weeks, two four week and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first half of 2018 had the same number of shipping days as the first half of 2017.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related clarifying standards (“ASC 606”) on revenue recognition using the modified retrospective method for all contracts in place at January 1, 2018.  This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  This standard supersedes existing revenue recognition requirements.  The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers.

The majority of our contracts are generally short term in nature.  Revenue is recognized at the point of time when we transfer control of the good or service to the customer or patient.  Under ASC 606, estimated uncollectible amounts due from self-pay patients, as well as co-pays, co-insurance and deductibles owed to us by patients with insurance are generally considered implicit price concessions and are now presented as a reduction of net revenue.  Under prior guidance, these amounts were recognized as bad debt expense and were included in other operating costs.  When estimating the variable consideration, we use historical collection experience to estimate amounts not expected to be collected.  Conversely, subsequent changes in collectability due to a change in financial condition (i.e. bankruptcy) continues to be recognized as bad debt expense.

The adoption of this standard did not have a material impact on our results of operations as the timing of revenue recognition under the new standard is not materially different from our previous revenue recognition policy.  Based on our analysis of open contracts as of January 1, 2018, the cumulative effect of applying the new standard was not material.

On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10 which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments.  Adoption of this new guidance did not have a material impact on our Condensed Consolidated Financial Statements.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments) which affects the classification of certain cash receipts and cash payments.  Adoption of this new guidance did not have a material impact on our Condensed Consolidated Financial Statements.

On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  It was applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption.  As a result of adoption, there was no material impact to our Condensed Consolidated Financial Statements.

On January 1, 2018, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future acquisitions should they occur.

On January 1, 2018, we adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of the share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  As a result of adoption, there was no material impact on our condensed consolidated financial statements and we will apply the guidance to any future changes to the terms or conditions of stock-based payment awards should they occur.

On January 1, 2018, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The objective of this new guidance is to improve the financial reporting of hedging relationships by, among other things, eliminating the requirement to separately measure and record hedge ineffectiveness.  The adoption did not have a material impact on our Condensed Consolidated Financial Statements or disclosures.

On April 1, 2018, we adopted ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 Income Taxes.  SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which became effective for the us on January 1, 2018. We have evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on our consolidated financial statements and related disclosures, see Part I – Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11– Income Taxes, included in this report.

New Accounting Standards Issued, Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for us beginning January 1, 2020 with early adoption permitted. We are currently evaluating the impact that adopting this guidance will have on our Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify stranded tax effects resulting from the Tax Act which was signed into law on December 22, 2017, from accumulated other comprehensive income to retained earnings.  This new standard is effective for us beginning January 1, 2019, with early adoption permitted.  We are currently evaluating the effects that the adoption of this guidance will have on our Condensed Consolidated Financial Statements and the related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this ASU, and related clarifying standards, revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for fiscal year 2019 and will be applied through a modified retrospective transition approach which includes a number of practical expedients for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Condensed Consolidated Financial Statements.  Early adoption is permitted.  We have a consulting team in place to analyze the implementation of this accounting standard, however we have not yet concluded how the new standard will impact our Condensed Consolidated Financial Statements. Nonetheless, we anticipate that there will be a material increase to assets and lease liabilities for existing property leases that are not already included on our Condensed Consolidated Balance Sheets.

2. DIVESTITURES

Discontinued Operations

For disposal transactions that occur on or after January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We have evaluated the quantitative and qualitative factors related to the disposal of the Empi business and concluded that those conditions for discontinued operations presentation have been met. For financial statement purposes, the Empi business financial results are reported within discontinued operations in the Unaudited Condensed Consolidated Financial Statements. The impact of these results is immaterial to the periods presented.

3. ACCOUNTS RECEIVABLE RESERVES

A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance, beginning of period	$29,238	$36,070
Provision for doubtful accounts	1,214	10,533
Write-offs, net of recoveries	(5,474)	(17,137)
Balance, end of period	$24,978	$29,466

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Components and raw materials	$65,006	$67,220
Work in process	7,059	5,652
Finished goods	98,618	89,468
Inventory held on consignment	37,222	38,219
	207,905	200,559
Inventory reserves	(30,632)	(31,422)
	$177,273	$169,137

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance, beginning of period	$31,422	$38,312
Provision charged to costs of sales	4,827	2,550
Write-offs, net of recoveries	(5,617)	(9,012)
Balance, end of period	$30,632	$31,850

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5.  ACQUISITIONS

The assets acquired and liabilities assumed at the date of acquisition are recorded in the Unaudited Condensed Consolidated Financial Statements at their estimated respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determine the fair value by applying established valuation techniques, based on information that management believes to be relevant to this determination. Management worked with an independent valuation firm to assist in the valuation of goodwill and intangible assets.  We used a combination of income approaches including relief from royalty and multi-period excess earnings methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, included their best estimate of near-term net sales expectations and long-term projections, which included review of internal and independent market analyses.

The results of operations from acquisitions are included in the Unaudited Condensed Consolidated Financial Statements from the date of the acquisition.

Acquisition of Contract Rights and Medical Billing Operations

On April 30, 2018, we completed the acquisition of 100% of the capital stock of a legal entity containing the regional payor and other customer contracts and rights related to the sale of surgical, sports medicine and rehabilitative orthopedic products and the related medical billing operations of one of our distributor partners, for total consideration of $23.8 million, consisting of $3.9 million of debt re-paid at closing, $5.2 million cash consideration paid at closing and $14.0 million cash consideration to be paid in installments up to the third anniversary of the transaction. We also issued 42,528 shares of common stock of DJO priced at approximately $700,000 to the holders of a warrant in the acquired entity.

Acquisition-related expenses for the three months ended June 30, 2018 which are included in “Selling, general and administrative expenses” in our Unaudited Condensed Consolidated Statements of Operations are not significant.

The value of goodwill from the acquisition can be attributed to a number of business factors including the acquisition of these contract and related rights and the related billing system, in addition to synergies associated with combining the acquired business with our existing business.

The determination of estimated fair value requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed as of the date of acquisition until we finalize the valuation of intangibles (in thousands):

Accounts receivable, net	$3,841
Inventories, net	1,132
Prepaid expenses and other assets	119
Property and equipment, net	192
Intangible assets	8,450
Goodwill	17,455
Current portion of long-term debt	(1,143)
Accounts payable	(1,853)
Accrued expenses	(612)
Long-term debt	(3,757)
Other short-term liabilities	(20)
Total purchase price	$23,804

6. LONG-LIVED ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$339,030	$1,121,118
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2017	422,258	101,001	1,823	339,030	864,112
Current Year Activity:
Foreign currency translation	—	—	—	(2,604)	(2,604)
Balance, end of period
Acquisitions (Note 5)	17,455	—	—	—	17,455
Goodwill	483,258	249,601	49,229	336,426	1,118,514
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at June 30, 2018	$439,713	$101,001	$1,823	$336,426	$878,963

Intangible Assets

Identifiable intangible assets consisted of the following (in thousands):

June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,581	$(415,404)	$63,177
Patents and Technology	446,759	(315,964)	130,795
Trademarks and trade names	29,815	(19,980)	9,835
Distributor contracts and relationships	11,567	(5,284)	6,283
Non-compete agreements	6,672	(6,672)	—
Definite-lived intangible assets:	$973,394	$(763,304)	$210,090
Indefinite-lived intangible assets:
Trademarks and trade names			375,178
Net identifiable intangible assets			$585,268

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,114	$(402,005)	$76,109
Patents and technology	446,894	(302,805)	144,089
Trademarks and trade names	29,851	(18,576)	11,275
Distributor contracts and relationships	4,805	(4,725)	80
Non-compete agreements	6,750	(6,750)	—
	$966,414	$(734,861)	$231,553
Indefinite-lived intangible assets:
Trademarks and trade names			375,535
Net identifiable intangible assets			$607,088

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 1.6 years for customer relationships, 4.9 years for patents and technology and 3.4 years for trademarks and trade names. Based on our amortizable intangible asset balance as of June 30, 2018, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2018	$31,280
2019	57,278
2020	38,138
2021	32,481
2022	28,680
Thereafter	22,233
$210,090

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued wages and related expenses	$31,098	$41,482
Accrued commissions	14,710	16,994
Accrued rebates	9,984	12,896
Accrued other taxes	5,362	5,743
Accrued professional expenses	5,405	3,879
Income taxes payable	2,198	1,937
Derivative liability	—	268
Other accrued liabilities	47,314	43,161
	$116,071	$126,360

8. DERIVATIVE INSTRUMENTS

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

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other current assets	$1,916	$—
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	834	84
		$2,750	$84
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$—	$268
		$—	$268

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Six Months Ended
	Location of gain (loss)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest rate cap agreements designated as cash flow hedges	Interest (income) expense, net	$(194)	$410	$(290)	$705

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest rate cap agreements designated as cash flow hedges	$640	$(786)	$2,545	$60

9. FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$2,750	$—	$2,750

As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$84	$—	$84
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$268	$—	$268

10. DEBT

Debt obligations consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $0.9 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively	$86,582	$73,843
Term loan:
$1,026.0 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $6.9 million and $8.6 million as of June 30, 2018 and December 31, 2017, respectively	1,019,074	1,022,630
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $10.2 million and $11.6 million as of June 30, 2018 and December 31, 2017, respectively	1,004,833	1,003,382
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $3.9 million and $4.8 million as of June 30, 2018 and December 31, 2017, respectively	294,584	293,657
Capital lease obligations and other	35,468	20,608
Total debt	2,440,541	2,414,120
Current maturities	(26,022)	(15,936)
Long-term debt	$2,414,519	$2,398,184

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

As of June 30, 2018, the market values of our Term Loan and drawings under the ABL Facility were $1,022.1 million and $87.5 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

Our revolving loan balance under our ABL Facility was $86.5 million as of June 30, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan

Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of June 30, 2018 our weighted average interest rate for all borrowings under the Credit Facilities was 5.2%.

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

In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve month period commencing with the period ending September 30, 2015. As of June 30, 2018, our actual first lien net leverage ratio was 3.52:1, and we were in compliance with all other applicable covenants.

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

In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold.  The ABL Facility also contains certain customary affirmative covenants and events of default. As of June 30, 2018, we were in compliance with all applicable covenants.

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

As of June 30, 2018, the market value of the 8.125% Notes was $1,029.3 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

As of June 30, 2018, the market value of the 10.75% Notes was $292.5 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.

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

Covenants

The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of June 30, 2018, we were in compliance with all applicable covenants.

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

Other Debt

As of June 30, 2018, we entered into a capital lease which provided $15.0 million of cash.  The transaction is collaterized by equipment and other assets of the DJO surgical segment.  The capital lease is payable in twenty-one installments through February 1, 2020.

On June 6, 2017, we entered into two new term loans at our French subsidiary, the first of which provides for borrowings of €6.0 million ($7.0 million based on the June 30, 2018 currency conversion rate). The second term loan provides for borrowings of €12.0 million ($14.0 million based on the June 30, 2018 currency conversion rate) with both being subject to customary borrowing conditions. We are required to make principal repayments under the loan in monthly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one-month interest period plus 0.4%.

Debt Issuance Costs

As of June 30, 2018 and December 31, 2017, we had $7.0 million and $8.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2018 and July 1, 2017, amortization of debt issuance costs was $0.8 million and $1.6 million and $0.8 million and $1.5 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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

For the three ended June 30, 2018, we recorded an income tax provision of $4.6 million on pre-tax losses of $9.0 million, resulting in a negative effective tax rate of 51.8%. For the three ended July 1, 2017, we recorded income tax provision of approximately $1.1 million on pre-tax losses of $33.1 million, resulting in a negative effective tax rate of 3.3%.

For the six months ended June 30, 2018, we recorded an income tax provision of $10.0 million on pre-tax losses of $20.9 million, resulting in a negative effective tax rate of 47.9%.  For the six months ended July 1, 2017, we recorded an income tax provision of approximately $5.2 million on pre-tax losses of $68.9 million, resulting in a negative effective tax rate of 7.5%.

Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.

We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance on the deferred tax assets generated in the three and six months ended June 30, 2018. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to net operating losses and indefinite lived deferred tax assets, reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.

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

At June 30, 2018, our gross unrecognized tax benefits were $18.6 million reflecting an increase of $1.8 million from the unrecognized amount of $16.8 million at December 31, 2017. As of June 30, 2018, we have $3.3 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance.  We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of June 30, 2018, we have unrecognized various foreign and U.S. state tax benefits of approximately $7.0 million, which, if recognized, would impact our effective tax rate in future periods.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was enacted. The 2017 Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed in service after September 27, 2017.  The 2017 Act also includes prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures. The 2017 Act includes two new U.S. tax base erosion provisions, the global intangible low-taxes income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. In addition, the 2017 Act includes a provision which provides a benefit for foreign derived intangible income (“FDII”).

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. We continue to evaluate the impacts of the 2017 Act. In the Unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2018, we have recorded the provisional amounts related to GILTI, BEAT, FDII, interest expense deferral and other changes included in the 2017 Act.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Act. We continue to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies and expect to complete the accounting for tax effects of the 2017 Act in 2018.

We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. We are still refining our calculations, in particular the potential utilization of indefinite lived deferred tax liabilities as a source of future taxable income when assessing the realizability of indefinite lived deferred assets, which could potentially affect the re-measurement of these balances in a future period.

12. STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

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

Stock-Based Compensation

During the six months ended June 30, 2018, the compensation committee granted 1,163,000 options to employees, of which 976,333 were Market Return Options and 186,667 were Time-Based Options. Additionally, the compensation committee granted 9,200 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the six months ended June 30, 2018 was $6.15.

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

The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options, the Vested Options and the Director Service Options granted:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Expected volatility	25.8%	33.4%	25.0-25.8%	33.4%
Risk-free interest rate	2.9%	2.0%	2.8-2.9%	2.0-2.2%
Expected years until exercise	6.5	6.3	6.0-6.5	6.3-7.4
Expected dividend yield	0%	0%	0%	0%

We recorded non-cash stock-based compensation expense during the periods presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of sales	$78	$29	$157	$62
Operating expenses:
Selling, general and administrative	379	361	758	782
Research and development	(10)	2	(20)	2
	$447	$392	$895	$846

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

13. RELATED PARTY TRANSACTIONS

Blackstone Management Partners LLC (BMP) provided certain monitoring, advisory and consulting services to us for an annual monitoring fee.  The Transaction and Monitoring Fee Agreement was terminated effective November 20, 2017. DJO had agreed to indemnify BMP and its affiliates, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of BMP pursuant to, and the performance of BMP and its affiliates of the services contemplated by the Transaction and Monitoring Fee Agreement.

14. REVENUE

On January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018.  As a practical expedient, we adopted a portfolio approach in evaluating our sources of revenue for implications of adoption.  The cumulative impact of initially applying ASC 606 was an immaterial adjustment to decrease the opening balance of retained earnings as of January 1, 2018.  In accordance with the modified retrospective approach, results of operations for the reporting periods after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, Revenue Recognition (“ASC 605”).

The impact of ASC 606 on our results of operations for the six months ended June 30, 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.

Sales are recognized as the performance obligations to deliver products or services are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.  In the United States most of our products and services are marketed directly to doctors, hospitals, and other healthcare facilities through company-owned subsidiaries and distributors.  Our products are sold on a global basis through company-owned sales subsidiaries, as well as third party dealers and distributors.

Sales represents the amount of consideration that we expect to receive from customers in exchange for transferring products and services.  Net sales exclude sales and other taxes we collect from customers.  Other costs to obtain and fulfill contracts are expensed as incurred due to the short-term nature of a majority of our sales.  We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality.

To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Variable consideration can include a provision for estimated sales returns, volume discounts, prompt payment discounts, list price discounts, customer payment penalties and rebates. Variable consideration is recorded as a reduction of sales in the same period that the sales are recognized.

Our estimate of the provision for sales returns has been established based on contract terms with our customers and our historical business trends.  Shipping and handling costs charged to customers are included in net sales.

Our sales continue to be recognized when title to the product, ownership and risk of loss transfers to the customer which can be the date of shipment, the date of receipt by the customer or, for most Orthopedics products, when we receive appropriate notification that the product has been used or implanted.

We disaggregate our net sales by sales channel for each of our segments as we believe it best depicts how the nature, amount and timing and uncertainty of our net sales and cash flows are affected by economic factors.

The following tables disaggregates our revenue by major sales channel for the three and six months ended June 30, 2018 and the three and six months ended July 1, 2017 (in thousands):

Three Months ended June 30, 2018
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$48,937	$16,194	$—	$61,139	$126,270
Insurance	30,418	18,295	—	5,704	54,417
Direct	43,593	2,965	53,918	19,907	120,383
Other	3,564	—	—	203	3,767
	$126,512	$37,454	$53,918	$86,953	$304,837

Six Months ended June 30, 2018
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$93,790	$31,851	$—	$124,216	$249,857
Insurance	55,638	35,208	—	11,735	102,581
Direct	84,644	6,288	107,537	39,180	237,649
Other	6,929	—	—	450	7,379
	$241,001	$73,347	$107,537	$175,581	$597,466

Three Months ended July 1, 2017
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$48,937	$18,274	$—	$55,797	$123,008
Insurance	27,923	17,465	—	5,220	50,608
Direct	46,350	3,035	49,991	18,332	117,708
Other	3,205	—	—	217	3,422
	$126,415	$38,774	$49,991	$79,566	$294,746

Six Months ended July 1, 2017
Segments	Bracing & Vascular	Recovery Sciences	Surgical	International	Total
Sales Channel
Dealers & Distributors	$94,195	$36,527	$—	$111,774	$242,496
Insurance	54,929	34,614	—	10,274	99,817
Direct	93,190	6,136	99,583	35,341	234,250
Other	6,154	—	—	418	6,572
	$248,468	$77,277	$99,583	$157,807	$583,135

Dealers & Distributors.  This sales channel represents products sold to independent dealers, distributors and retailers who then distribute or sell to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies or sell direct to end customers.

Insurance.  This sales channel represents all products sold to patients which qualify for medical reimbursement, where we arrange billing to the patients and their third party payors.

Direct.  This sales channel represents all sales made directly to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and consumers.

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

Under ASC 606, estimated uncollectible amounts due from self-pay patients, as well as co-pays, co-insurance and deductibles owed to us by patients with insurance are generally considered implicit price concessions and are now recorded as a reduction of net revenue in our unaudited condensed consolidated statements of operations.  Under prior guidance, these amounts were recognized as bad debt expense and were included in selling, general and administrative expenses.  When estimating the variable consideration, we use historical collection experience to estimate amounts not expected to be collected.  Conversely, subsequent changes in collectability due to a change in financial condition (i.e. bankruptcy) continues to be recognized as bad debt expense.  We estimate amounts recorded to bad debt expense using historical trends.

The following table discloses the impact under ASC 606 which we adopted on January 1, 2018 of estimated implicit price concessions on our net revenue for the three and six months ended June 30, 2018 (in thousands);

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenue as reported	$304,837	$597,466
Estimated implicit price concessions	5,430	5,430
Net revenue excluding implicit price concessions	$310,267	$602,896

To the extent that the transaction price includes variable consideration, such as prompt payment discounts, list price discounts, rebates, volume discounts and customer payment penalties, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

As a result of our adoption of Topic 606, we reclassed our sales return reserve from accounts receivable to a refund liability account within Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018. We estimate contractual discounts and allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience. As of June 30, 2018 our refund liability and our allowance for sales discounts and other allowances was       $1.4 million and $4.7 million, respectively.

We have made an accounting policy election to account for shipping and handling activities as fulfillment activities. As such we do not consider shipping and handling as promised services to our customers.

15. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are plaintiffs or defendants in various litigation matters in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. We believe that the disposition of claims currently pending will not have a material adverse impact on our financial position or results of operations.

16. SEGMENT AND GEOGRAPHIC INFORMATION

For the periods ended June 30, 2018 and July 1, 2017, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

Bracing and Vascular Segment

Our Bracing and Vascular segment, which generates its revenues in the United States, offers our rigid knee bracing products, orthopedic soft goods, cold therapy products, vascular systems, therapeutic shoes and inserts and compression therapy products, primarily under the DonJoy, ProCare, Aircast, Dr. Comfort, Bell-Horn and Exos brands. This segment also includes our OfficeCare channel, through which we maintain an inventory of soft goods and other products at healthcare facilities, primarily orthopedic practices, for immediate distribution to patients. The Bracing and Vascular segment primarily sells its products to orthopedic and sports medicine professionals, hospitals, podiatry practices, orthotic and prosthetic centers, home medical equipment providers and independent pharmacies. In 2014, we expanded our consumer channel to focus on marketing, selling and distributing our products, including bracing and vascular products, to professional and consumer retail customers and on-line. The bracing and vascular products sold through the channel will principally be sold under the DonJoy Performance, Bell-Horn and Dr. Comfort brands.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Bracing and Vascular	$126,512	$126,415	$241,001	$248,468
Recovery Sciences	37,454	38,774	73,347	77,277
Surgical Implant	53,918	49,991	107,537	99,583
International	86,953	79,566	175,581	157,807
	$304,837	$294,746	$597,466	$583,135
Operating income:
Bracing and Vascular	$29,257	$24,225	$49,255	$45,232
Recovery Sciences	9,656	10,709	18,249	19,616
Surgical Implant	11,166	10,062	22,930	18,202
International	19,436	13,509	38,849	27,119
Expenses not allocated to segments and eliminations	(33,743)	(49,462)	(60,014)	(94,452)
	$35,772	$9,043	$69,269	$15,717

Geographic Area

Following are our net sales by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
United States	$217,884	$215,180	$421,885	$425,328
Other Europe, Middle East and Africa	44,013	38,301	48,851	76,341
Germany	23,888	20,673	88,397	42,031
Australia and Asia Pacific	11,306	11,921	22,859	22,764
Canada	6,320	6,418	12,462	12,360
Latin America	1,426	2,253	3,012	4,311
	$304,837	$294,746	$597,466	$583,135

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

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,885	$(3,354)	$24,236	$22	$26,789
Accounts receivable, net	—	137,237	42,374	—	179,611
Inventories, net	—	143,997	39,023	(5,747)	177,273
Deferred tax assets, net	—	—	—	—	—
Prepaid expenses and other current assets	2,856	17,540	11,756	(8)	32,144
Current assets of discontinued operations	—	511	—	—	511
Total current assets	8,741	295,931	117,389	(5,733)	416,328
Property and equipment, net	—	123,289	13,939	268	137,496
Goodwill	—	808,898	101,329	(31,264)	878,963
Intangible assets, net	—	577,289	7,979	—	585,268
Investment in subsidiaries	1,297,699	1,685,106	54,173	(3,036,978)	—
Intercompany receivables	280,100	—	—	(280,100)	—
Other non-current assets	834	1,834	2,574	—	5,242
Total assets	$1,587,374	$3,492,347	$297,383	$(3,353,807)	$2,023,297
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$89,768	$15,369	$7	$105,144
Current portion of debt obligations	19,486	3,757	5,265	(2,486)	$26,022
Other current liabilities	18,609	84,887	31,230	(40)	134,686
Total current liabilities	38,095	178,412	51,864	(2,519)	265,852
Long-term debt obligations	2,400,588	1,143	12,788	—	2,414,519
Deferred tax liabilities, net	—	141,540	4,568	—	146,108
Intercompany payables, net	—	129,459	57,021	(186,480)	—
Other long-term liabilities	—	20,769	199	—	20,968
Total liabilities	2,438,683	471,323	126,440	(188,999)	2,847,447
Noncontrolling interests	—	—	2,571	—	2,571
Total membership (deficit) equity	(851,309)	3,021,024	168,372	(3,164,808)	(826,721)
Total liabilities and (deficit) equity	$1,587,374	$3,492,347	$297,383	$(3,353,807)	$2,023,297

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$248,730	$91,212	$(35,105)	$304,837
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,935 for three months ended June 30, 2018)	—	96,817	66,325	(36,699)	126,443
Selling, general and administrative	—	93,348	24,278	—	117,626
Research and development	—	8,519	1,188	—	9,707
Amortization of intangible assets	—	14,949	340	—	15,289
	—	213,633	92,131	(36,699)	269,065
Operating income (loss)	—	35,097	(919)	1,594	35,772
Other (expense) income:
Interest (expense) income, net	(45,607)	21	(193)	—	(45,779)
Other (expense) income, net	—	(9,768)	10,822	—	1,054
Intercompany income (expense), net	—	4,500	(6,801)	2,301	—
Equity in income (loss) of subsidiaries, net	45,627	—	—	(45,627)	—
	20	(5,247)	3,828	(43,326)	(44,725)

Income (loss) before income taxes	20	29,850	2,909	(41,732)	(8,953)
Income tax provision	—	3,119	1,516	—	4,635
Net income (loss) from continuing operations	20	26,731	1,393	(41,732)	(13,588)
Net income from discontinued operations	—	178	—	—	178
Net income (loss)	20	26,909	1,393	(41,732)	(13,410)
Net income attributable to noncontrolling interests	—	—	(276)	—	(276)
Net income (loss) attributable to DJOFL	$20	$26,909	$1,117	$(41,732)	$(13,686)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$481,045	$184,239	$(67,818)	$597,466
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $13,293 for the six months ended June 30, 2018)	—	183,336	134,593	(71,550)	246,379
Selling, general and administrative	—	183,169	49,773	—	232,942
Research and development	—	16,744	2,244	—	18,988
Amortization of intangible assets	—	29,198	690	—	29,888
	—	412,447	187,300	(71,550)	528,197
Operating income (loss)	—	68,598	(3,061)	3,732	69,269
Other (expense) income:
Interest (expense) income, net	(89,437)	67	(331)	—	(89,701)
Other (expense) income, net	—	(22,349)	21,862	—	(487)
Intercompany income (expense), net	—	5,867	(5,718)	(149)	—
Equity in income (loss) of subsidiaries, net	71,889	—	—	(71,889)	—
	(17,548)	(16,415)	15,813	(72,038)	(90,188)
(Loss) income before income taxes	(17,548)	52,183	12,752	(68,306)	(20,919)
Income tax provision	—	5,413	4,606	—	10,019
Net (loss) income from continuing operations	(17,548)	46,770	8,146	(68,306)	(30,938)
Net income from discontinued operations	—	321	—	—	321
Net (loss) income	(17,548)	47,091	8,146	(68,306)	(30,617)
Net income attributable to noncontrolling interests	—	—	(638)	—	(638)
Net (loss) income attributable to DJOFL	$(17,548)	$47,091	$7,508	$(68,306)	$(31,255)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$20	$26,909	$1,393	$(41,732)	$(13,410)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) of $(1,032) for the three months ended June 30, 2018	—	—	(8,636)	—	(8,636)
Unrealized gain on cash flow hedges, net of tax (benefit) of $(471) for the three months ended June 30, 2018	640	—	—	—	640
Other comprehensive income	640	—	(8,636)	—	(7,996)
Comprehensive (loss) income	660	26,909	(7,243)	(41,732)	(21,406)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	(136)	—	(136)
Comprehensive (loss) income attributable to DJO Finance LLC	$660	$26,909	$(7,379)	$(41,732)	$(21,542)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(17,548)	$47,091	$8,146	$(68,306)	$(30,617)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $334 for the six months ended June 30, 2018	—	—	(7,134)	—	(7,134)
Unrealized (loss) gain on cash flow hedges, net of tax provision of zero for the six months ended June 30, 2018	2,545	—	—	—	2,545
Other comprehensive income	2,545	—	(7,134)	—	(4,648)
Comprehensive (loss) income	(15,003)	47,091	1,012	(68,306)	(35,265)
Comprehensive income attributable to noncontrolling interests	—	—	(556)	—	(556)
Comprehensive (loss) income attributable to DJO Finance LLC	$(15,003)	$47,091	$456	$(68,306)	$(35,821)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net loss	$(17,548)	$47,091	$8,146	$(68,306)	$(30,617)
Net income from discontinued operations	—	(321)	—	—	$(321)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	—	20,890	2,611	(13)	23,488
Amortization of intangible assets	—	29,198	690	—	29,888
Amortization of debt issuance costs and non-cash interest expense	4,337	—	—	—	4,337
Stock-based compensation expense	—	895	—	—	895
Deferred purchase price consideration	—	13,708	—	—	13,708
Loss on disposal of assets, net	—	412	130	1	543
Deferred income tax expense	—	(2,355)	(403)	—	(2,758)
Equity in (loss) income of subsidiaries, net	(71,889)	—	—	71,889	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	4,328	4,960	—	9,288
Inventories	—	(7,040)	1,597	(3,679)	(9,122)
Prepaid expenses and other assets	(3,845)	(3,182)	(838)	220	(7,645)
Accounts payable and other current liabilities	3,364	(28,167)	(4,756)	6,763	(22,796)
Net cash provided by (used in) continuing operating activities	(85,581)	75,457	12,137	6,875	8,888
Net cash provided by discontinued operations	—	321	—	—	321
Net cash (used in) provided by operating activities	(85,581)	75,778	12,137	6,875	9,209
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(16,079)	(2,946)	—	(19,025)
Acquisition of business and intangibles, net of cash acquired	—	(9,104)	—	—	(9,104)
Proceeds from disposal of assets	—	220	28	—	248
Net cash used in investing activities from continuing operations	—	(24,963)	(2,918)	—	(27,881)
Cash Flows From Financing Activities:
Intercompany	51,185	(39,814)	(5,265)	(6,106)	—
Proceeds from revolver borrowings	66,500	—	3	—	66,503
Proceeds from capital lease	15,000	—	—	—	15,000
Repayments of debt obligations	(64,464)	—	(2,074)	—	(66,538)
Dividend paid to minority interest	—	—	—	(482)	(482)
Net cash (used in) provided by financing activities	68,221	(39,814)	(7,336)	(6,588)	14,483
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(741)	(265)	(1,007)
Net (decrease) increase in cash and cash equivalents	(17,360)	11,000	1,142	22	(5,196)
Cash and cash equivalents, beginning of year	23,245	(14,354)	23,094	—	31,985
Cash and cash equivalents, end of year	$5,885	$(3,354)	$24,236	$22	$26,789

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

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$249,021	$82,199	$(36,474)	$294,746
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,980)	—	96,622	77,009	(48,746)	124,885
Selling, general and administrative	—	111,048	24,691	—	135,739
Research and development	—	8,190	873	—	9,063
Amortization of intangible assets	—	15,721	295	—	16,016
	—	231,581	102,868	(48,746)	285,703
Operating income (loss)	—	17,440	(20,669)	12,272	9,043
Other (expense) income:
Interest (expense) income, net	(43,082)	39	(25)	—	(43,068)
Other (expense) income, net	—	(11,200)	12,096	—	896
Intercompany (expense) income, net	—	742	(584)	(158)	—
Equity in income of subsidiaries, net	8,699	—	—	(8,699)	—
	(34,383)	(10,419)	11,487	(8,857)	(42,172)
(Loss) income before income taxes	(34,383)	7,021	(9,182)	3,415	(33,129)
Income tax provision	—	282	813	—	1,095
Net (loss) income from continuing operations	(34,383)	6,739	(9,995)	3,415	(34,224)
Net income from discontinued operations	—	47	—	—	47
Net (loss) income	(34,383)	6,786	(9,995)	3,415	(34,177)
Net income attributable to noncontrolling interests	—	—	(206)	—	(206)
Net (loss) income attributable to DJOFL	$(34,383)	$6,786	$(10,201)	$3,415	$(34,383)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$496,493	$165,957	$(79,315)	$583,135
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $13,961)	—	188,428	152,937	(96,911)	244,454
Selling, general and administrative	—	222,215	47,686	—	269,901
Research and development	—	16,513	1,689	—	18,202
Amortization of intangible assets	—	34,247	614	—	34,861
	—	461,403	202,926	(96,911)	567,418
Operating income (loss)	—	35,090	(36,969)	17,596	15,717
Other (expense) income:
Interest (expense) income, net	(85,803)	80	(32)	—	(85,755)
Other (expense) income, net	—	(18,288)	19,472	—	1,184
Intercompany (expense) income, net	—	289	(45)	(244)	—
Equity in income of subsidiaries, net	11,451	—	—	(11,451)	—
	(74,352)	(17,919)	19,395	(11,695)	(84,571)
(Loss) income before income taxes	(74,352)	17,171	(17,574)	5,901	(68,854)
Income tax provision	—	3,416	1,757	—	5,173
Net (loss) income from continuing operations	(74,352)	13,755	(19,331)	5,901	(74,027)
Net income from discontinued operations	—	105	—	—	105
Net (loss) income	(74,352)	13,860	(19,331)	5,901	(73,922)
Net income attributable to noncontrolling interests	—	—	(430)	—	(430)
Net (loss) income attributable to DJOFL	$(74,352)	$13,860	$(19,761)	$5,901	$(74,352)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(34,383)	$6,786	$(9,995)	$3,415	$(34,177)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $4,080	—	—	3,204	—	3,204
Unrealized gain on cash flow hedges, net of tax provision of $21 thousand	(786)	—	—	—	(786)
Other comprehensive income	(786)	—	3,204	—	2,418
Comprehensive (loss) income	(35,169)	6,786	(6,791)	3,415	(31,759)
Comprehensive income attributable to noncontrolling interests	—	—	768	—	768
Comprehensive (loss) income attributable to DJO Finance LLC	$(35,169)	$6,786	$(6,023)	$3,415	$(30,991)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JULY 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(74,352)	$13,860	$(19,331)	$5,901	$(73,922)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $4,192	—	—	4,953	—	4,953
Unrealized loss on cash flow hedges, net of tax provision of $21 thousand	60	—	—	—	60
Other comprehensive loss	60	—	4,953	—	5,013
Comprehensive (loss) income	(74,292)	13,860	(14,378)	5,901	(68,909)
Comprehensive loss attributable to noncontrolling interests	—	—	515	—	515
Comprehensive (loss) income attributable to DJO Finance LLC	$(74,292)	$13,860	$(13,863)	$5,901	$(68,394)

DJO FINANCE LLC

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED July 1, 2017

(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(74,352)	$13,860	$(19,331)	$5,901	$(73,922)
Net loss from discontinued operations	—	(105)	—	—	(105)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	19,412	2,457	(14)	21,855
Amortization of intangible assets	—	34,247	614	—	34,861
Amortization of debt issuance costs and non-cash interest expense	4,073	—	—	—	4,073
Stock-based compensation expense	—	846	—	—	846
Gain on disposal of assets, net	—	187	92	—	279
Deferred income tax expense (benefit)	—	2,011	73	—	2,084
Equity in income (loss) of subsidiaries, net	(11,451)	—	—	11,451	—
Changes in operating assets and liabilities:
Accounts receivable	—	10,108	1,071	—	11,179
Inventories	—	4,921	16,392	(18,949)	2,364
Prepaid expenses and other assets	(62)	3,007	(582)	717	3,080
Accounts payable and other current liabilities	(4,369)	39,731	(196)	(3,665)	31,501
Net cash (used in) provided by continuing operating activities	(86,161)	128,225	590	(4,559)	38,095
Net cash provided by discontinued operations	—	105	—	—	105
Net cash (used in) provided by operating activities	(86,161)	128,330	590	(4,559)	38,200
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(20,596)	(1,838)	—	(22,434)
Net cash (used in) provided by investing activities from continuing operations	—	(20,596)	(1,838)	—	(22,434)
Cash Flows from Financing Activities:
Intercompany	110,819	(103,256)	(12,122)	4,559	—
Proceeds from issuance of debt	29,000	—	6,556	—	35,556
Repayments of debt	(48,275)	—	—	—	(48,275)
Repurchase of common stock	(3,600)	—	—	—	(3,600)
Investment by parent	500	—	—	—	500
Dividend paid to minority interest	—	—	(1,102)	—	(1,102)
Net cash provided by (used in) financing activities	88,444	(103,256)	(6,668)	4,559	(16,921)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,140	—	1,140
Net (decrease) increase in cash and cash equivalents	2,283	4,478	(6,776)	—	(15)
Cash and cash equivalents at beginning of period	15,818	(372)	19,766	—	35,212
Cash and cash equivalents at end of period	$18,101	$4,106	$12,990	$—	$35,197

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

Business Transformation Initiative

In March of 2017, we announced that we had embarked on a series of business transformation projects to improve our liquidity and profitability and to improve our customers’ experiences.  During 2017, this business transformation initiative focused on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, we established a team of senior managers to direct this effort and engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  We believe that the costs of the outside experts, tools and related activities have been significantly offset by the cost savings realized from the implementation of these transformation plans.  As a part of this transformation initiative, we took action to improve our liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improved our organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimized our procurement of direct and indirect materials and services; improved our manufacturing, distribution, and sales and sales operations planning; and improved our profitability associated with the mix of our customers and products.  Our transformation projects will continue through the end of 2018 as we shift our emphasis to improving revenue growth, including increasing our new product development and increasing our investment in our reimbursement business; improving customer experience, including improving service levels and implementing online order entry; and achieving operational excellence, including improving production procurement spend, enhancing our distribution center network, optimizing our overall facility footprint in North America and improving our overall liquidity.

Operating Segments

The Company’s continuing operations consist of four operating segments; Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. See Note 16 “Segment and Geographic Information” to our Unaudited Condensed Consolidated Financial Statements for financial and other additional information regarding our segments.

The following table presents financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Bracing and Vascular:
Net sales	$126,512	$126,415	$241,001	$248,468
Operating income	29,257	24,225	49,255	45,232
Operating income as a percent of net segment sales	23.1%	19.2%	20.4%	18.2%
Recovery Sciences:
Net sales	$37,454	$38,774	$73,347	$77,277
Operating income	9,656	10,709	18,249	19,616
Operating income as a percent of net segment sales	25.8%	27.6%	24.9%	25.4%
Surgical Implant:
Net sales	$53,918	$49,991	$107,537	$99,583
Operating income	11,166	10,062	22,930	18,202
Operating income as a percent of net segment sales	20.7%	20.1%	21.3%	18.3%
International:
Net sales	$86,953	$79,566	$175,581	$157,807
Operating income	19,436	13,509	38,849	27,119
Operating income as a percent of net segment sales	22.4%	17.0%	22.1%	17.2%

Results of Operations

The following table sets forth our statements of operations as a percentage of net sales ($ in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Net sales	$304,837	100.0%	$294,746	100.0%	$597,466	100.0%	$583,135	100.0%
Costs and operating expenses:
Cost of sales (1)	126,443	41.5	124,885	41.5	246,379	41.2	244,454	42.0
Selling, general and administrative	117,626	38.6	135,739	46.5	232,942	39.0	269,901	41.8
Research and development	9,707	3.2	9,063	3.2	18,988	3.2	18,202	3.3
Amortization of intangible assets	15,289	5.0	16,016	6.5	29,888	5.0	34,861	6.7
	269,065	88.3	285,703	97.7	528,197	88.4	567,418	93.8
Operating income	35,772	11.7	9,043	2.3	69,269	11.6	15,717	6.2
Other (expense) income:
Interest expense, net	(45,779)	(15.0)	(43,068)	(14.8)	(89,701)	(15.0)	(85,755)	(14.8)
Other (expense) income, net	1,054	0.3	896	0.1	(487)	(0.1)	1,184	0.1
	(44,725)	(14.7)	(42,172)	(14.7)	(90,188)	(15.1)	(84,571)	(14.7)
Loss before income taxes	(8,953)	(2.9)	(33,129)	(12.4)	(20,919)	(3.5)	(68,854)	(8.5)
Income tax provision	4,635	1.5	(1,095)	(1.4)	10,019	1.7	(5,173)	(1.3)
Net loss from continuing operations	(13,588)	(1.4)	(34,224)	(13.8)	(30,938)	(1.8)	(74,027)	(9.8)
Net income from discontinued operations	178	0.1	47	—	321	0.1	105	0.1
Net loss	(13,410)	(1.4)	(34,177)	(13.8)	(30,617)	(1.8)	(73,922)	(9.7)
Net income attributable to noncontrolling interests	(276)	(0.1)	(206)	(0.1)	(638)	(0.1)	(430)	(0.1)
Net loss attributable to DJO Finance LLC	$(13,686)	(6.0)%	$(34,383)	(13.9)%	$(31,255)	(12.8)%	$(74,352)	9.8%

(1)

Cost of sales is exclusive of amortization of intangible assets of $6.9 million and $13.3 million for the three and six months ended June 30, 2018 and $7.0 million and $14.0 million for the three and six months ended July 1, 2017, respectively.

Three Months Ended June 30, 2018 Compared to the Three Months Ended July 1, 2017

Net Sales. Net sales for the three months ended June 30, 2018 increased 3.4% to $304.8 million, compared to net sales of $294.7 million for the three months ended July 1, 2017.  Excluding the impact of ASC 606, our net sales increased 5.3% to $310.3 million.  The increase was primarily driven by a sales increase in both our Surgical Implant and in our International segments, partially offset by decreases in sales in our Recovery Science and Bracing and Vascular segments.  Only our Bracing and Vascular segment was impacted by ASC 606.

The following table sets forth our net sales by operating segment ($ in thousands):

	Second Quarter 2018	% of Net Sales	Second Quarter 2017	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$126,512	41.5%	$126,415	42.3%	$97	0.1%
Recovery Sciences	37,454	12.2	38,774	13.4	(1,320)	(3.4)
Surgical Implant	53,918	17.7	49,991	17.2	3,927	7.9
International	86,953	28.6	79,566	27.1	7,387	9.3
Total net sales	$304,837	100.0%	$294,746	100.0%	$10,091	3.4%

Net sales in our Bracing and Vascular segment were $126.5 million for the three months ended June 30, 2018, an increase of 0.1% from net sales of $126.4 million for the second quarter of 2017.  Excluding the impact of ASC 606 which lowered net revenue by $5.4 million, net sales increased 4.4% to $131.9 million for the three months ended June 30, 2018.  The increase included increases in revenue of our Office Care channel and the transition of billing revenue associated with the acquisition of payor contracts and related rights and the related medical billing operations of one of our distributors, partially offset by declines in our Foot Care Solutions business, Dr. Comfort product line and in our Bell-Horn business.

Net sales in our Recovery Sciences segment were $37.5 million for the three months ended June 30, 2018, a decrease of 3.4% from net sales of $38.8 million for the three months ended July 1, 2017. The decrease was driven by weakness in the segment’s Chattanooga product line.

Net Sales in our Surgical Implant segment were $53.9 million for the three months ended June 30, 2018, an increase of 7.9% from net sales of $50.0 million for the same quarter of 2017. The increase is primarily due to a 19.1% increase in sales of Shoulder implants, partially offset by a 7.9% decrease in elbow implants and a 15.7% decline in sales of Cobalt bone cement products.

Net sales in our International segment were $87.0 million for the three months ended June 30, 2018, an increase of 9.3% from net sales of $79.6 million for the three months ended July 1, 2017. In constant currency, excluding the favorable impact of $4.6 million related to changes in foreign exchange rates in effect during second quarter 2018 compared to second quarter 2017, net sales increased 3.5%.  Our international segment included strong sales growth in Germany of 7.2%, in France of 5.8%, and in Australia of 14.5%, partially offset by sales declines in Spain of 23.4% and in Canada of 5.4%.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 38.9% for the three months ended June 30, 2018 compared to 42.4% for the three months ended July 1, 2017, mainly due to a mix between and within the reporting segments and the impact of ASC 606.  Excluding the impact of ASC 606, cost of sales as a percentage of net sales would have been 38.1% or 0.8% lower.

Selling, General and Administrative (SG&A). SG&A expenses decreased to $117.6 million for the three months ended June 30, 2018, from $135.7 million in the same quarter of 2017. As a percentage of net sales, SG&A expenses decreased to 38.6% for the second quarter of 2018 from 46.1% for the second quarter of 2017, mainly due to our business transformation plan to reduce expenses that began in 2017 and continues in 2018 coupled with the impact of ASC 606.  Excluding the impact of ASC 606 which lowered our bad debt expense by $5.4 million, SG&A expenses would have been $123.0 million or 39.6% of net sales.

Research and Development (R&D). R&D expenses were $9.7 million for the three months ended June 30, 2018, compared to $9.1 million for the three months ended July 1, 2017.  As a percentage of net sales, R&D expenses were flat at 3.1% for the second quarter of 2018 compared to 3.1% for the second quarter of 2017.  We continue to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $14.6 million for the three months ended June 30, 2018, from $15.3 million for the same quarter of 2017.  The decrease was due to certain intangible assets reaching full amortization, primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net, was $45.8 million for the three months ended June 30, 2018 compared to $43.1 million for the three months ended July 1, 2017. The increase was due to a higher weighted average interest rate on our floating rate borrowings coupled with increased borrowings under our revolving credit facility for the second quarter of 2018 compared to the second quarter of 2017.

Other (Expense) Income, Net. Other (expense) income, net, increased to other income of $1.1 million for the second quarter of 2018 compared to other income of $0.9 million for the second quarter of 2017. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For the three months ended June 30, 2018, we recorded an income tax provision of $4.6 million on a pre-tax loss of $9.0 million, resulting in a negative effective tax rate of 51.8%.  For the three months ended July 1, 2017 we recorded a tax provision of $1.1 million on pre-tax losses of $33.1 million, which resulted in a negative effective tax rate of 3.3%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Net income from discontinued operations of                $0.2 million was recognized in the second quarter 2018. Net income from discontinued operations was $47 thousand for the second quarter of 2017, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Six Months Ended June 30, 2018 Compared to the Six Months Ended July 1, 2017

Net Sales. Net sales for the six months ended June 30, 2018 increased 2.5% to $597.5 million, compared to net sales of $583.1 million for the six months ended July 1, 2017.  Excluding the impact of ASC 606, net sales increased 3.4% to $602.9 million for the six months ended June 30, 2018.  The increase was primarily driven by increases in sales of our Surgical Implant and International segments, partially offset by decreases in sales of our Bracing and Vascular and Recovery Science segments.  Only our Bracing and Vascular segment was impacted by ASC 606.

The following table sets forth our net sales by operating segment ($ in thousands):

	Six Months 2018	% of Net Sales	Six Months 2017	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$241,001	40.3%	$248,468	45.5%	$(7,467)	(3.0)%
Recovery Sciences	73,347	12.3	77,277	13.4	(3,930)	(5.1)
Surgical Implant	107,537	18.0	99,583	14.7	7,954	8.0
International	175,581	29.4	157,807	26.4	17,774	11.3
Total net sales	$597,466	100.0%	$583,135	100.0%	$14,331	2.5%

Net sales in our Bracing and Vascular segment were $241.0 million for the six months ended June 30, 2018, a decrease of 3.0% from net sales of $248.5 million for the six months ended July 1, 2017.  Excluding the impact of ASC 606 which lowered net revenue by $5.4 million, net sales decreased 0.8% to $246.4 million for the six months ended June 30, 2018. The decrease was driven by ongoing challenges in the segment’s Dr. Comfort product line and mid-single digit declines across several bracing product lines including our direct sales channel which decreased 1.9% and Distribution which decreased 2.9%, partially offset by the transition of billing revenue associated with the acquisition of payor contracts and related rights and the related medical billing operations of one of our distributors.

Net sales in our Recovery Sciences segment were $73.3 million for the six months ended June 30, 2018, a decrease of 5.1% from net sales of $77.3 million for the same quarter in 2017. The decrease was driven by weakness in our Chattanooga product line.

Net Sales in our Surgical Implant segment were $107.5 million for the first six months of 2018, an increase of 8.0% from net sales of $99.6 million for the same six month period of 2017. The increase is primarily due to a 20.1% increase in sales of shoulder implants, partially offset by a 9.5% decline in elbow implants and a 9.9% decline in Cobalt bone cement products.

Net sales in our International segment were $175.6 million for the six months ended June 30, 2018, an increase of 11.3% from net sales of $157.8 million for the six months ended July 1, 2017.  In constant currency, excluding the favorable impact of $13.4 million related to changes in foreign exchange rates in effect during the six months ended June 30, 2018 compared to the same period in 2017, net sales increased 11.3%.  Our international segment included strong sales growth in Germany of 4.5%, in France of 5.8%, in Australia of 11.1%, in Italy of 9.6%, and in South Africa of 13.2%, partially offset by sales declines in Spain of 12.3%, the United Kingdom of 3.0% and Canada of 3.4%.

Cost of Sales. As a percentage of net sales, cost of sales decreased to 41.2% for the six months ended June 30, 2018 compared to 41.9% for the same six month period of 2017, mainly due to the product mix between and within the reporting segments.  Excluding the impact of ASC 606, cost of sales as a percentage of net sales would have been 40.8% or 0.4% lower.

Selling, General and Administrative (SG&A).  SG&A expenses decreased to $232.9 million for the six months ended June 30, 2018 from $269.9 million for the six months ended July 1, 2017. As a percentage of net sales, SG&A expenses decreased to 39.0% for the six months ended June 30, 2018 from 41.9% for the same period in 2017, mainly due to our business transformation plan to reduce expenses that began in 2017 and continues in 2018 coupled with the impact of ASC 606.  Excluding the impact of ASC 606 which lowered our bad debt expense by $5.4 million, SG&A expenses would have been $238.3 million or 39.9% of net sales.

Research and Development (R&D). R&D expenses were $19.0 million for the six months ended June 30, 2018, compared to $18.2 million for the six months ended July 1, 2017. As a percentage of net sales, R&D expenses were flat at 3.2% for the first six months of 2018 compared to 3.2% for the same six month period in 2017. We continue to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $29.9 million for the six months ended June 30, 2018 from $34.9 million for the six months ended July 1, 2017. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net, was $89.7 million for the first six months of 2018 compared to $85.8 million for the first six months of 2017. The increase was due to a higher weighted average interest rate on our floating interest rate borrowings coupled with increased borrowings under our revolving credit facility for the six months ended June 30, 2018 compared to the same period in 2017.

Other (Expense) Income, Net. Other (expense) income, net, decreased to other expense of $(0.5) million for the six months ended June 30, 2018  compared to other income of $1.2 million for the six months ended July 1, 2017. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction gains and losses.

Income Tax Provision. For the six months ended June 30, 2018, we recorded an income tax provision of $10.0 million on a pre-tax loss of $20.9 million, resulting in a negative effective tax rate of 47.9%. For the same six month period in 2017, we recorded a tax provision of $5.2 million on pre-tax losses of $68.9 million, resulting in a negative effective tax rate of 7.5%.

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

Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Net income from discontinued operations of $0.3 million was recognized for the six months ended June 30, 2018. Net income from discontinued operations was $0.1 million for the six months ended July 1, 2017, primarily consisting of income from liquidation of certain assets offset by severance and other termination costs.

Liquidity and Capital Resources

As of June 30, 2018, our primary sources of liquidity consisted of cash and cash equivalents totaling $26.8 million and our $150.0 million ABL Facility, of which $56.3 million was available.  Our revolving loan balance under our ABL Facility was $87.5 million as of June 30, 2018 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.  Working capital at June 30, 2018 increased $18.1 million to $150.5 million compared with $132.4 million of working capital at July 1, 2017 due to increases in current assets of $40.7 million, partially offset by increases in current liabilities of $22.6 million.

Our current assets increased primarily due to a $28.7 million increase in inventories and a $9.6 million increase in accounts receivable and a $10.8 million increase in prepaid expenses and other current assets, partially offset by an $8.4 million decrease in cash and cash equivalents.

Our current liabilities increased primarily due to an $11.6 million increase in accounts payable, a $13.5 million increase in current portion of debt obligations and a $5.7 million increase in accrued interest, partially offset by an $8.2 million decrease in other current liabilities.

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

ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern requires that we evaluate whether there is substantial doubt about our ability to meet our financial obligations when they become due during the twelve month period from the date these financial statements are available to be issued.  We have performed such an evaluation and, based on the results of that assessment, we are not aware of any relevant conditions or events that raise substantial doubt regarding our ability to continue as a going concern within one year of the financial statements are issued.

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

Cash Flows

Operating activities from continuing operations provided $8.9 million and provided $38.1 million of cash in the six months ended June 30, 2018 and July 1, 2017, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes, deferred purchase price consideration) and changes in working capital. The change in working capital accounts is primarily attributable to accounts receivable, inventories, accrued interest and accounts payable.  For the first six months of 2018 and 2017, cash paid for interest       was $85.5 million and $85.4 million, respectively.

Investing activities from continuing operations used $27.9 million and $22.4 million of cash in the six months ended June 30, 2018 and July 1, 2017, respectively.  Cash used in investing activities for the first six months of 2018 was for the acquisition of the distribution rights and related medical billing system of one of our distributors and for purchases of property and consigned surgical instruments to support growth and IT automation technology.  Cash used in investing activities for the first six months of 2017 was for consigned surgical instruments to support growth and IT automation technology.

Financing activities provided cash of $14.5 million and used cash of $16.9 million in the six months ended June 30, 2018 and July 1, 2017, respectively.  Cash provided by and used in financing activities in the first six months of 2018 and 2017 consisted of net borrowings under and repayments of our ABL Facility. Additionally in 2018, cash provided in financing activities included proceeds under a capital lease obligation.  In 2017, cash used in financing activities included payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness

The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $30.4 million, was as follows for June 30, 2018 (in thousands):

	June 30, 2018		December 31, 2017
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$87,500	$86,582	$75,000	$73,843
Term loans	1,025,987	1,019,074	1,031,263	1,022,630
	1,113,487	1,105,656	1,106,263	1,096,473
Notes:
8.125% second lien notes due 2021	1,015,000	1,004,833	1,015,000	1,003,382
10.75% third lien notes due 2020	298,471	294,584	298,471	293,657
	1,313,471	1,299,417	1,313,471	1,297,039
Other debt	35,468	35,468	20,608	20,608
Total indebtedness	$2,462,426	$2,440,541	$2,440,342	$2,414,120

Credit Facilities.

Our credit facilities at June 30, 2018 consisted of $1,026.0 million term loan (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $86.6 million at June 30, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

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

See Note 10 “Debt” to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve month period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense,  income tax expense, depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of June 30, 2018, our actual first lien net leverage ratio was 3.52:1, meeting the requirement.

Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended June 30, 2018 was 1.78:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.

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

The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and six months ended June 30, 2018 and July 1, 2017 and the twelve months ended June 30, 2018 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	June 30,	July 1,	June 30,	July 1,	June 30,
	2018	2017	2018	2017	2018
Net loss attributable to DJO Finance LLC	$(13,686)	$(34,383)	$(31,255)	$(74,352)	$7,203
Income loss from discontinued operations, net	(178)	(47)	(321)	(105)	(525)
Interest expense, net	45,779	43,068	89,701	85,755	178,184
Income tax provision (benefit)	4,635	1,095	10,019	5,173	(55,873)
Depreciation and amortization	27,871	26,942	53,376	56,716	107,921
Non-cash charges (a)	524	537	749	1,108	4,742
Non-recurring and integration charges (b)	10,737	25,195	16,257	43,584	41,922
Other adjustment items (c)	(68)	1,142	1,888	2,911	4,242
	75,614	63,549	140,414	120,790	287,816
Permitted pro forma adjustments applicable to the twelve month period only (d) Future cost savings					24,810
Adjusted EBITDA	$75,614	$63,549	$140,414	$120,790	$312,626

(a)	Non-cash charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	June 30,	July 1,	June 30,	July 1,	June 30,
	2018	2017	2018	2017	2018
Stock compensation expense	$447	$392	$895	$846	$3,745
(Gain) loss on disposal of fixed assets and assets held for sale, net	77	145	(146)	262	997
Total non-cash charges	$524	$537	$749	$1,108	$4,742

(b)	Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	June 30,	July 1,	June 30,	July 1,	June 30,
	2018	2017	2018	2017	2018
Restructuring and reorganization (1)	$7,823	$23,273	$11,492	$39,069	$32,665
Acquisition related expenses and integration (2)	379	277	749	579	2,276
Executive transition	—	(49)	—	(49)	—
Litigation and regulatory costs and settlements, net (3)	2,535	1,290	4,016	3,392	6,881
IT automation projects	—	404	—	593	100
Total non-recurring and integration charges	$10,737	$25,195	$16,257	$43,584	$41,922

(1)	Consist of costs related to the Company’s business transformation projects to improve the Company’s operational profitability and liquidity.
(2)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.
(3)

For the twelve months ended June 30, 2018, litigation and regulatory costs consisted of $3.9 million in litigation costs related to ongoing product liability issues and $3.0 million related to other litigation and regulatory costs and settlements.

(c)	Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve
					Months
	Three Months Ended		Six Months Ended		Ended
	June 30,	July 1,	June 30,	July 1,	June 30,
	2018	2017	2018	2017	2018
Blackstone monitoring fees	$—	$1,750	$—	$3,500	$2,725
Non-controlling interests	276	206	638	430	1,007
Foreign currency transaction losses (gains) and other expense (income)	(1,054)	—	487	—	(444)
Franchise and other tax	710	—	763	—	954
Other (1)	—	(814)	—	(1,019)	—
Total other adjustment items	$(68)	$1,142	$1,888	$2,911	$4,242

(1) Other adjustments consist primarily of net realized and unrealized foreign currency translation gains and losses.

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

Interest Rate Risk

We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of June 30, 2018, we have $1,313.5 million of aggregate fixed rate notes and $1,026.0 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the six months ended June 30, 2018 by $3.2 million. As of June 30, 2018, our term loans are subject to a 1.00% minimum LIBOR rate which is lower than the actual LIBOR rate of 2.20% as of June 30, 2018.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 7 “Derivative Instruments” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein).  However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

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

We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the euro and the Mexican peso. For three and six months ended June 30, 2018, sales reported in foreign currencies accounted for approximately 32.4% and 26.7%, respectively of our consolidated net sales.  For the three and six months ended June 30, 2018, approximately 17.5% and 18.6%, respectively were reported in the euro currency.  In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

101+

The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and July 1, 2017, (iv) the Unaudited Consolidated Statement of Deficit for the six months ended June 30, 2018, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date: August 14, 2018	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer