Form 10-Q
period 2018-09-29
DJO Finance LLC
filed 2018-11-13
CIK 1395317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-142188
_______________________________________________________________________________
DJO Finance LLC
(Exact name of Registrant as specified in its charter)
________________________________________________________________________________

State of Delaware	20-5653965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1430 Decision Street Vista, California	92081
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 336-5690
______________________________________________________________________________________________________
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
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2018, 100% of the issuer’s membership interests were owned by DJO Holdings LLC.

DJO FINANCE LLC

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,619	$31,985
Accounts receivable, net	172,492	190,324
Inventories, net	183,837	169,137
Prepaid expenses and other current assets	30,818	20,218
Current assets of discontinued operations	511	511
Total current assets	415,277	412,175
Property and equipment, net	143,041	133,522
Goodwill	878,689	864,112
Intangible assets, net	570,725	607,088
Other assets	4,523	5,128
Total assets	$2,012,255	$2,022,025
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$102,009	$98,331
Accrued interest	47,329	18,015
Current portion of debt obligations	23,488	15,936
Other current liabilities	128,989	126,360
Total current liabilities	301,815	258,642
Long-term debt obligations	2,397,975	2,398,184
Deferred tax liabilities, net	145,606	142,597
Other long-term liabilities	20,675	13,080
Total liabilities	$2,866,071	$2,812,503
Commitments and contingencies (Note 15)
Deficit:
DJO Finance LLC membership deficit:
Member capital	847,111	844,115
Accumulated deficit	(1,676,347)	(1,615,536)
Accumulated other comprehensive loss	(26,189)	(21,072)
Total membership deficit	(855,425)	(792,493)
Noncontrolling interests	1,609	2,015
Total deficit	(853,816)	(790,478)
Total liabilities and deficit	$2,012,255	$2,022,025

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$294,051	$290,876	$891,517	$874,011
Operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,635 and $19,929 for the three and nine months ended September 29, 2018, respectively and $6,981 and $20,942 for the three and nine months ended September 30, 2017, respectively)	129,400	122,325	375,780	366,779
Selling, general and administrative	119,964	122,066	351,459	391,967
Research and development	10,249	8,864	30,687	27,066
Amortization of intangible assets	14,557	15,852	44,445	50,713
	274,170	269,107	802,371	836,525
Operating income	19,881	21,769	89,146	37,486
Other (expense) income:
Interest expense, net	(46,598)	(43,691)	(136,299)	(129,446)
Other (expense) income, net	(554)	824	(1,040)	2,008
	(47,152)	(42,867)	(137,339)	(127,438)
Loss before income taxes	(27,271)	(21,098)	(48,193)	(89,952)
Income tax provision	(2,182)	(1,504)	(12,201)	(6,677)
Net loss from continuing operations	(29,453)	(22,602)	(60,394)	(96,629)
Net income from discontinued operations	164	123	486	228
Net loss	(29,289)	(22,479)	(59,908)	(96,401)
Net income attributable to noncontrolling interests	(208)	(214)	(846)	(644)
Net loss attributable to DJO Finance LLC	$(29,497)	$(22,693)	$(60,754)	$(97,045)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(29,289)	$(22,479)	$(59,908)	$(96,401)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $(16) thousand and $317 thousand for the three and nine months ended September 29, 2018, respectively and $(1,636) and $(5,851) for the three and nine months ended September 30, 2017, respectively	(1,732)	1,804	(8,866)	6,757
Unrealized gain (loss) on cash flow hedges, net of tax (benefit) provision of zero for both the three and nine months ended September 29, 2018, respectively and $116 thousand and $137 thousand for the three and nine months ended September 30, 2017, respectively	(48)	319	2,497	379
Other comprehensive (loss) income	(1,780)	2,123	(6,369)	7,136
Comprehensive loss	(31,069)	(20,356)	(66,277)	(89,265)
Comprehensive (income) loss income attributable to noncontrolling interests	962	(266)	406	249
Comprehensive loss attributable to DJO Finance LLC	$(30,107)	$(20,622)	$(65,871)	$(89,016)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
(in thousands)

	DJO Finance LLC
	Member Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Membership Deficit	Non-Controlling Interests	Total Deficit
Balance at December 31, 2016	$844,294	$(1,579,642)	$(30,580)	$(765,928)	$2,079	$(763,849)
Net (loss) income	—	(39,969)	—	(39,969)	224	(39,745)
Repurchase of common stock	(3,600)			(3,600)		(3,600)
Other comprehensive income, net of tax	—	—	2,566	2,566	29	2,595
Investment by Parent	500	—	—	500	—	500
Stock-based compensation	454	—	—	454	—	454
Exercise of stock options	(51)			(51)		(51)
Balance at April 1, 2017	841,597	(1,619,611)	(28,014)	(806,028)	2,332	(803,696)
Net (loss) income	—	(34,383)	—	(34,383)	206	(34,177)
Other comprehensive income (loss), net of tax	—	—	3,392	3,392	(974)	2,418
Stock-based compensation	392	—	—	392	—	392
Exercise of stock options	(565)			(565)		(565)
Balance at July 1, 2017	841,424	(1,653,994)	(24,622)	(837,192)	1,564	(835,628)
Net (loss) income	—	(22,693)	—	(22,693)	214	(22,479)
Other comprehensive income, net of tax benefit	—	—	2,071	2,071	52	2,123
Stock-based compensation	483	—	—	483	—	483
Balance at September 30, 2017	841,907	(1,676,688)	(22,551)	(857,332)	1,830	(855,501)
Net income	—	61,153	—	61,153	337	61,490
Other comprehensive income (loss), net of tax	—	—	1,479	1,479	(152)	1,327
Stock-based compensation	2,369	—	—	2,369		2,369
Exercise of stock options	(161)	—	—	(161)		(161)
Balance at December 31, 2017	844,115	(1,615,536)	(21,072)	(792,493)	2,015	(790,478)
Net (loss) income	—	(17,568)	—	(17,568)	362	(17,206)
Other comprehensive income, net of tax	—	—	3,349	3,349	58	3,407
Stock-based compensation	448	—	—	448	—	448
Balance at March 31, 2018	844,563	(1,633,104)	(17,723)	(806,264)	2,435	(803,829)
Net (loss) income	—	(13,687)	—	(13,687)	276	(13,411)
Other comprehensive loss, net of tax	—	(59)	(7,856)	(7,915)	(140)	(8,055)
Investment by Parent	698	—	—	698	—	698
Stock-based compensation	447	—	—	447	—	447
Balance at June 30, 2018	845,708	(1,646,850)	(25,579)	(826,721)	2,571	(824,150)
Net (loss) income	—	(29,497)	—	(29,497)	208	(29,289)
Other comprehensive loss, net of tax		—	(610)	(610)	(1,170)	(1,780)
Stock-based compensation	1,260	—	—	1,260	—	1,260
Issuance of shares upon vesting of restricted stock units	143			143		143
Balance at September 29, 2018	$847,111	$(1,676,347)	$(26,189)	$(855,425)	$1,609	$(853,816)

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(59,908)	$(96,401)
Net income from discontinued operations	(486)	(228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	34,942	32,288
Amortization of intangible assets	44,445	50,713
Amortization of debt issuance costs and non-cash interest expense	6,608	6,153
Stock-based compensation expense	2,155	1,329
Loss on disposal of assets, net	641	1,001
Deferred income tax (benefit) expense	(3,225)	2,865
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	16,123	7,472
Inventories	(15,885)	(7,959)
Prepaid expenses and other assets	(5,646)	(562)
Accrued interest	29,596	24,998
Accounts payable and other current liabilities	1,826	40,080
Net cash provided by continuing operating activities	51,186	61,749
Net cash provided by discontinued operations	486	228
Net cash provided by operating activities	51,672	61,977
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,392)	—
Purchases of property and equipment	(40,758)	(33,597)
Net cash used in investing activities	(50,150)	(33,597)
Cash flows from financing activities:
Proceeds from revolver borrowings	88,500	65,275
Proceeds from capital lease	15,000	—
Repayments of debt obligations	(107,136)	(87,290)
Repurchase of common stock	—	(3,600)
Investment by parent	—	443
Dividends paid to minority interests	(1,169)	(1,102)
Net cash used in financing activities	(4,805)	(26,274)
Effect of exchange rate changes on cash and cash equivalents	(1,083)	1,700
Net (decrease) increase in cash and cash equivalents	(4,366)	3,806
Cash and cash equivalents at the beginning of the period	31,985	35,212
Cash and cash equivalents at the end of the period	$27,619	$39,018
Non-cash investing activities:
Purchases of surgical instruments included in accounts payable	$6,193	$4,731
Stock issued as part of acquisition consideration	$698	$—

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
Segment Reporting
We market and distribute our products through four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant; and International. Our Bracing and Vascular, Recovery Sciences, and Surgical Implant segments generate their revenues within the United States. Our Bracing and Vascular segment offers rigid knee braces, orthopedic soft goods, cold therapy products, vascular systems, compression therapy products and therapeutic footwear for the diabetes care market. Our Recovery Sciences segment offers clinical electrotherapy, iontophoresis, home traction products, bone growth stimulation products and clinical physical therapy equipment. Our Surgical Implant segment offers a comprehensive suite of reconstructive joint products for the knee, hip, shoulder and elbow. Our International segment offers all of our products to customers outside the United States. See Note 16 for additional information about our reportable segments.
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

We operate on a manufacturing calendar. Each quarter consists of thirteen weeks, two four weeks and one five week period. Our first quarters may have more or fewer shipping days from year to year based on the days of week holidays fall. The first nine months of 2018 had the same number of shipping days as the first nine months of 2017.

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

The adoption of this standard did not have a material impact on our results of operations as the timing of revenue recognition under the new standard is not materially different from our previous revenue recognition policy.  Based on our analysis of open contracts as of January 1, 2018, there was no cumulative effect adjustment.

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
On April 1, 2018, we adopted ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 Income Taxes.  SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which became effective for the us on January 1, 2018. We have evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on our Condensed Consolidated Financial Statements and related disclosures, see Part I – Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11– Income Taxes, included in this report.

New Accounting Standards Issued, Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangible—Goodwill and Other- Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The update makes a number of changes meant to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license.  This guidance will be effective for us beginning after December 15, 2019. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our Condensed Consolidated Financial Statements, including potential early adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for us beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance will be effective for us beginning January 1, 2020 with early adoption permitted. We are currently evaluating the impact that adopting this guidance will have on our Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this ASU, and related clarifying standards, revise the accounting for leases.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases that extend beyond 12 months.  The asset and liability will initially be measured at the present value of the lease payments.  The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities.  The amendments in this ASU are effective for fiscal year 2019 and will be applied through a modified retrospective transition approach which includes a number of practical expedients for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Condensed Consolidated Financial Statements.  Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of the new lease standard. The amendments in this ASU address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We have a consulting team in place to analyze the implementation of this accounting standard, however we have not yet concluded how the new standard will impact our Condensed Consolidated Financial Statements. Nonetheless, we anticipate that there will be a material increase to assets and lease liabilities for existing property and other leasing arrangements that are not already included on our Condensed Consolidated Balance Sheets.

2. DIVESTITURES

Discontinued Operations
For disposal transactions that occur on or after January 1, 2015, a component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. We have evaluated the quantitative and qualitative factors related to the disposal of the Empi business and concluded that those conditions for discontinued operations presentation have been met. For financial statement purposes, the Empi business financial results are reported within discontinued operations in our Unaudited Condensed Consolidated Financial Statements. The impact of these results is immaterial to the periods presented.

3. ACCOUNTS RECEIVABLE RESERVES
A summary of activity in our accounts receivable reserves for doubtful accounts is presented below (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance, beginning of period	$29,238	$36,070
Provision for doubtful accounts	1,438	17,745
Write-offs, net of recoveries	(8,224)	(23,985)
Balance, end of period	$22,452	$29,830

From time to time, in connection with factoring agreements, we sell trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended September 29, 2018, we sold trade accounts receivable and received cash proceeds of approximately $8.6 million. The discounts on the trade accounts receivable sold during the three and nine months ended September 29, 2018 were not material and were recorded within Other (expense)  income, net in the Condensed Consolidated Statements of Operations. During 2017, we did not sell any trade accounts receivable.

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 29, 2018	December 31, 2017
Components and raw materials	$65,691	$67,220
Work in process	6,574	5,652
Finished goods	109,776	89,468
Inventory held on consignment	32,320	38,219
Total inventories, gross	214,361	200,559
Inventory reserves	(30,524)	(31,422)
Total inventories, net	$183,837	$169,137

A summary of the activity in our reserves for estimated slow moving, excess, obsolete and otherwise impaired inventory is presented below (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance, beginning of period	$31,422	$38,312
Provision charged to costs of sales	2,188	2,088
Write-offs, net of recoveries	(3,086)	(8,686)
Balance, end of period	$30,524	$31,714

The write-offs to the reserve were principally related to the disposition of fully reserved inventory.

5.  ACQUISITIONS
The assets we acquired and liabilities we assumed at the date of acquisition are recorded in the Unaudited Condensed Consolidated Financial Statements at their estimated respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.
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

Acquisition-related expenses which are included in “Selling, general and administrative expenses” in our Unaudited Condensed Consolidated Statements of Operations were not significant.

The value of goodwill from the acquisition can be attributed to a number of business factors including the acquisition of these contract and related rights and the related billing system, in addition to synergies associated with combining the acquired business with our existing business.
The determination of estimated fair value requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes our finalization of purchase accounting resulting in the purchase price allocation of the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Accounts receivable, net	$3,841
Inventories, net	1,132
Prepaid expenses and other current assets	119
Property and equipment, net	192
Intangible assets, net	8,450
Goodwill	17,551
Current portion of debt obligations	(1,143)
Accounts payable	(1,853)
Accrued expenses	(612)
Long-term debt obligations	(3,853)
Other current liabilities	(20)
Total purchase price	$23,804

6. LONG-LIVED ASSETS
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 29, 2018 are presented in the table below (in thousands):

	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Balance, beginning of period
Goodwill	$483,258	$249,601	$49,229	$339,030	$1,121,118
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at December 31, 2017	422,258	101,001	1,823	339,030	864,112
Current Year Activity:
Foreign currency translation	—	—	—	(2,974)	(2,974)
Balance, end of period
Acquisitions (Note 5)	17,551	—	—	—	17,551
Goodwill	483,258	249,601	49,229	336,056	1,118,144
Accumulated impairment losses	(61,000)	(148,600)	(47,406)	—	(257,006)
Goodwill, net of accumulated impairment losses at September 29, 2018	$439,809	$101,001	$1,823	$336,056	$878,689

Intangible Assets
Identifiable intangible assets consisted of the following (in thousands):

September 29, 2018	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,602	$(422,618)	$55,984
Patents and Technology	446,774	(322,614)	124,160
Trademarks and trade names	29,811	(20,696)	9,115
Distributor contracts and relationships	11,552	(5,284)	6,268
Non-compete agreements	6,659	(6,659)	—
Definite-lived intangible assets:	$973,398	$(777,871)	$195,527
Indefinite-lived intangible assets:
Trademarks and trade names			375,198
Net identifiable intangible assets			$570,725

December 31, 2017	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Definite-lived intangible assets:
Customer relationships	$478,114	$(402,005)	$76,109
Patents and technology	446,894	(302,805)	144,089
Trademarks and trade names	29,851	(18,576)	11,275
Distributor contracts and relationships	4,805	(4,725)	80
Non-compete agreements	6,750	(6,750)	—
	$966,414	$(734,861)	$231,553
Indefinite-lived intangible assets:
Trademarks and trade names			375,535
Net identifiable intangible assets			$607,088

Our definite lived intangible assets are being amortized using the straight line method over their remaining weighted average useful lives of 2.0 years for customer relationships, 4.6 years for patents and technology and 3.1 years for trademarks and trade names. Based on our amortizable intangible asset balance as of September 29, 2018, we estimate that amortization expense will be as follows for the next five years and thereafter (in thousands):

Remaining 2018	$16,717
2019	57,278
2020	38,138
2021	32,481
2022	28,680
Thereafter	22,233
$195,527

7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 29, 2018	December 31, 2017
Accrued wages and related expenses	$37,926	$41,482
Accrued commissions	16,458	16,994
Accrued rebates	9,110	12,896
Accrued other taxes	5,845	5,743
Accrued professional expenses	7,256	3,879
Income taxes payable	2,945	1,937
Derivative liability	—	268
Other accrued liabilities	49,449	43,161
	$128,989	$126,360

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
Interest Rate Cap Agreements. We utilize interest rate caps to manage the risk of unfavorable movements in interest rates on a portion of our outstanding floating rate loan balances. Our interest rate cap agreements were designated as cash flow hedges for accounting purposes, and the hedges were considered effective. As such, the effective portion of the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive loss and reclassified into interest expense in our Unaudited Condensed Consolidated Statements of Operations in the period in which it affected income (loss).

The following table summarizes the fair value of derivative instruments in our Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Balance Sheet Location	September 29, 2018	December 31, 2017
Derivative Assets:
Interest rate cap agreements designated as cash flow hedges	Other current assets	$2,182	$—
Interest rate cap agreements designated as cash flow hedges	Other long-term assets	343	84
		$2,525	$84
Derivative Liabilities:
Interest rate cap agreements designated as cash flow hedges	Other current liabilities	$—	$268
		$—	$268

The following table summarizes the effect our derivative instruments have on our Unaudited Condensed Consolidated Statements of Operations (in thousands):

		Three Months Ended		Nine Months Ended
	Location of gain (loss)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest rate cap agreements designated as cash flow hedges	Interest (income) expense, net	$(281)	$277	$(571)	$982

The pre-tax loss on derivative instruments designated as cash flow hedges recognized in other comprehensive income (loss) is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Interest rate cap agreements designated as cash flow hedges	$(48)	$319	$2,497	$379

9. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$2,525	$—	$2,525

As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Recorded Balance
Assets:
Interest rate cap agreements designated as cash flow hedges	$—	$84	$—	$84
Liabilities:
Interest rate cap agreements designated as cash flow hedges	$—	$268	$—	$268

10. DEBT
Debt obligations consist of the following (in thousands):

	September 29, 2018	December 31, 2017
Credit facilities:
Revolving credit facility, net of unamortized debt issuance costs of $0.8 million and $1.2 million as of September 29, 2018 and December 31, 2017, respectively	$74,202	$73,843
Term loan:
$1,023.3 million Term Loan, net of unamortized debt issuance costs and original issuance discount of $6.0 million and $8.6 million as of September 29, 2018 and December 31, 2017, respectively	1,017,333	1,022,630
Notes:
$1,015.0 million 8.125% Second Lien Notes, net of unamortized debt issuance costs and original issuance discount of $9.6 million and $11.6 million as of September 29, 2018 and December 31, 2017, respectively	1,005,375	1,003,382
$298.5 million 10.75% Third Lien Notes, net of unamortized debt issuance costs and original issuance discount of $3.4 million and $4.8 million as of September 29, 2018 and December 31, 2017, respectively	295,068	293,657
Capital lease obligations and other	29,485	20,608
Total debt	2,421,463	2,414,120
Current maturities	(23,488)	(15,936)
Long-term debt	$2,397,975	$2,398,184

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
As of September 29, 2018, the market values of our Term Loan and drawings under the ABL Facility were $1,023.4 million and $74.6 million, respectively. We determine market value using trading prices for the senior secured credit facilities on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.
Our revolving loan balance under our ABL Facility was $75.0 million as of September 29, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.

Term Loan
Interest Rates. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) 2.25% plus a base rate equal to the highest of (1) the prime rate as reported by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate for a one-month interest period plus 1.00% or (b) 3.25% plus the Eurodollar rate determined by reference to the ICE Benchmark Administration London Interbank Offered Rate for U.S. dollar deposits, subject to a minimum Eurodollar rate of 1.00%.  As of September 29, 2018, our weighted average interest rate for all borrowings under the Credit Facilities was 5.3%.
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
•incur additional indebtedness and make guarantees;

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
In addition, the Term Loan requires us to maintain a maximum first lien net leverage ratio, as defined, of Credit Facilities debt, net of cash, to Adjusted EBITDA of no greater than 5.35:1 for a trailing twelve months period commencing with the period ending September 30, 2015. As of September 29, 2018, our actual first lien net leverage ratio was 3.45:1, and we were in compliance with all other applicable covenants.

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
In addition, we are required to maintain a minimum fixed charge coverage ratio, as defined in the agreement, of 1.0 to 1.0 if the unutilized facility is less than the greater of $9.0 million or 10% of the lesser of (1) $150.0 million and (2) the aggregate borrowing base. This coverage ratio requirement remains in place until the 30th consecutive day the unutilized facility exceeds such threshold.  The ABL Facility also contains certain customary affirmative covenants and events of default. As of September 29, 2018, we were in compliance with all applicable covenants.
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
As of September 29, 2018, the market value of the 8.125% Notes was $1,037.8 million. We determined market value using trading prices for the 8.125% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.
Optional Redemption.  Prior to June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes redeemed, plus accrued and unpaid interest plus the “make-whole” premium set forth in the indenture governing the 8.125% Notes. Subsequent to June 15, 2018, we have the option to redeem some or all of the 8.125% Notes at the redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, we may redeem, using net proceeds from certain equity offerings, (i) up to 15% of the principal amount prior to June 15, 2019 at a price equal to 103% of the principal amount being redeemed, and/or (ii) up to 35% of the principal amount prior to June 15, 2018, at a price equal to 108.125% of the principal amount being redeemed, plus accrued and unpaid interest, in each case using an amount not to exceed the net proceeds from certain equity offerings.

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
As of September 29, 2018, the market value of the 10.75% Notes was $296.3 million. We determined market value using trading prices for the 10.75% Notes on or near that date. This fair value measurement is categorized within Level 2 of the fair value hierarchy.
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
Covenants
The indentures for the 8.125% Notes and the 10.75% Notes each contain covenants limiting, among other things, our ability to (i) incur additional indebtedness or issue certain preferred and convertible shares, pay dividends on, redeem, repurchase or make distributions in respect of the capital stock of DJO or make other restricted payments, (ii) make certain investments, (iii) sell certain assets, (iv) create liens on certain assets to secure debt, (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, (vi) enter into certain transactions with affiliates, and (vii) designate our subsidiaries as unrestricted subsidiaries. As of September 29, 2018, we were in compliance with all applicable covenants.

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

Other Debt
On June 20, 2018, we entered into a capital lease which provided us with $15.0 million of cash.  The transaction is collaterized by equipment and other assets of the DJO surgical segment.  The capital lease is payable in twenty-one installments through February 1, 2020. The balance of the capital lease liability outstanding as of September 29, 2018 was $12.6 million.
On June 6, 2017, we entered into two new term loans at our French subsidiary, the first of which provides for borrowings of €6.0 million ($7.0 million based on the September 29, 2018 currency conversion rate). The second term loan provides for borrowings of €12.0 million ($13.9 million based on the September 29, 2018 currency conversion rate) with both being subject to customary borrowing conditions. We are required to make principal repayments under the loan in monthly installments through the maturity date of May 2020. The interest rate on this loan is the Euribor for a one-month interest period plus 0.4%.

Debt Issuance Costs
As of September 29, 2018 and December 31, 2017, we had $6.2 million and $8.6 million, respectively, of unamortized debt issuance costs, which are reflected as a direct deduction from the debt liability included in Long-term debt obligations in our Unaudited Condensed Consolidated Balance Sheets.
For the three and nine months ended September 29, 2018 and September 30, 2017, amortization of debt issuance costs was $0.8 million and $2.4 million and $0.8 million and $2.2 million, respectively. Amortization of debt issuance costs was included in Interest expense in our Unaudited Consolidated Statements of Operations for each of the periods presented.

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
For the three months ended September 29, 2018, we recorded an income tax provision of $2.2 million on pre-tax losses of $27.3 million, resulting in a negative effective tax rate of 8.0%. For the three months ended September 30, 2017 we recorded an income tax provision of approximately $1.5 million on pre-tax losses of $21.1 million, resulting in a negative effective tax rate of 7.1%.
For the nine months ended September 29, 2018, we recorded an income tax provision of $12.2 million on pre-tax losses of $48.2 million, resulting in a negative effective tax rate of 25.3%. For the nine months ended September 30, 2017, we recorded an income tax provision of approximately $6.7 million on pre-tax losses of $90.0 million, resulting in a negative effective tax rate of 7.4%.
Our tax rates are at times negative because our U.S. federal tax losses, and certain state tax losses, are unavailable to offset income taxes arising in other states and in the foreign jurisdictions where we are subject to tax.
We record net deferred tax assets to the extent we conclude that it is more likely than not that the related deferred tax assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. At this time, we cannot conclude that it is more likely than not that the benefit from certain U.S. federal and state net operating loss carryforwards will be available to offset future taxable income. Accordingly, we have provided a valuation allowance on the deferred tax assets generated in the three and nine months ended September 29, 2018. If our assumptions change and we determine that it is more likely than not that we will be able to realize the deferred tax assets related to net operating losses and indefinite lived deferred tax assets, than the reversal of the valuation allowances we have recorded against those deferred tax assets will be recognized as a reduction of income tax expense. The establishment of valuation allowances does not preclude us from utilizing our loss carryforwards or other deferred tax assets in the future and does not impact our cash resources.
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
At September 29, 2018, our gross unrecognized tax benefits were $18.3 million reflecting an increase of $1.5 million from the unrecognized amount of $16.8 million at December 31, 2017. As of September 29, 2018, we have $3.4 million accrued for interest and penalties related to these unrecognized tax benefits. To the extent all or a portion of our gross unrecognized tax benefits are recognized in the future, no U.S. federal tax benefit for related state income tax deductions would result due to the existence of the U.S. federal valuation allowance. We anticipate that approximately $0.4 million aggregate of unrecognized tax benefits, each of which are individually immaterial, will decrease in the next twelve months due to the expiration of statutes of limitation. As of September 29, 2018, we have unrecognized various foreign and U.S. state tax benefits of approximately $6.9 million, which, if recognized, would impact our effective tax rate in future periods.

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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. We continue to evaluate the impacts of the 2017 Act. In the Unaudited Condensed Consolidated Financial Statements for the quarter ended September 29, 2018, we have recorded the provisional amounts related to GILTI, BEAT, FDII, interest expense deferral and other changes included in the 2017 Act. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Act. We continue to monitor guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies and expect to complete the accounting for tax effects of the 2017 Act in 2018.
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
Stock Option Activity
During the nine months ended September 29, 2018, the compensation committee granted 1,351,700 options, of which 1,142,500 were Market Return Options and 200,000 were Time-Based Options. Additionally, the compensation committee granted 9,200 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the nine months ended September 29, 2018 was $6.48.
During the nine months ended September 30, 2017, the compensation committee granted 615,000 options, of which 467,500 were Market Return Options and 147,500 were Time-Based Options. Additionally, the compensation committee granted 13,800 Director Service Options to members of the Board of Directors. The weighted average grant date fair value of the Time-Based Options and Director Service Options granted during the nine months ended September 30, 2017 was $6.10 and $6.59, respectively.
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
The following table summarizes certain assumptions we used to estimate the fair value of the Time-Based Options and the Director Service Options granted:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Expected volatility	25.4%	33.3%	25.8%	33.3%
Risk-free interest rate	2.9%	2.1%	2.9%	2.0-2.2%
Expected years until exercise	6.5	6.2	6.5	6.2-7.4
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Activity
During the nine months ended September 29, 2018, the compensation committee granted 200,000 restricted stock units to employees. The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 29, 2018 was $16.46.
Stock-based Compensation
We recognized stock-based compensation expense related to stock options and restricted stock units during the periods presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of sales	$(84)	$11	$73	$73
Operating expenses:
Selling, general and administrative	1,315	469	2,073	1,251
Research and development	29	3	9	5
	$1,260	$483	$2,155	$1,329

In each of the periods presented above, we recognized stock-based compensation expense for the Time-Based Options and the Director Service Options. As of September 29, 2018, we have determined that it is not probable that we will meet the performance components for both the Market Rate Options and the Performance Options. As such, we have not recognized expense for any of the Performance Options which have the potential to vest in 2018 or any of the Market Rate Options outstanding during the three and nine months ended September 29, 2018.
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

The impact of ASC 606 on our results of operations for the nine months ended September 29, 2018 was not material and related primarily to the reclassification of certain costs previously presented as selling, general and administrative expenses to net sales.

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

The following tables disaggregates our revenue by major sales channel for the three and nine months ended September 29, 2018 and the three and nine months ended September 30, 2017 (in thousands):

Three Months Ended September 29, 2018
Segments	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Sales Channel:
Dealers & Distributors	$51,384	$16,607	$—	$53,543	$121,534
Insurance	30,261	16,402	—	4,754	51,417
Direct	43,982	2,803	53,401	19,233	119,419
Other	1,000	—	—	681	1,681
	$126,627	$35,812	$53,401	$78,211	$294,051
Nine Months Ended September 29, 2018
Segments	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Sales Channel:
Dealers & Distributors	$152,223	$48,164	$—	$172,037	$372,424
Insurance	86,820	51,820	—	17,579	156,219
Direct	126,858	9,175	160,938	62,028	358,999
Other	1,726	—	—	2,149	3,875
	$367,627	$109,159	$160,938	$253,793	$891,517
Three Months Ended September 30, 2017
Segments	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Sales Channel:
Dealers & Distributors	$52,187	$18,436	$—	$51,697	$122,320
Insurance	27,267	17,025	—	5,433	49,725
Direct	48,517	3,885	46,613	19,073	118,088
Other	—	—	—	743	743
	$127,971	$39,346	$46,613	$76,946	$290,876
Nine Months Ended September 30, 2017
Segments	Bracing & Vascular	Recovery Sciences	Surgical Implant	International	Total
Sales Channel:
Dealers & Distributors	$152,087	$55,374	$—	$157,298	$364,759
Insurance	82,192	51,321	—	16,865	150,378
Direct	142,160	9,927	146,197	58,400	356,684
Other	—	—	—	2,190	2,190
	$376,439	$116,622	$146,197	$234,753	$874,011

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

The following table discloses the impact under ASC 606 which we adopted on January 1, 2018 of estimated implicit price concessions on our net revenue for the three and nine months ended September 29, 2018 (in thousands):

	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
Net revenue as reported	$294,051	$891,517
Estimated implicit price concessions	4,991	10,421
Net revenue excluding implicit price concessions	$299,042	$901,938

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

As a result of our adoption of Topic 606, we reclassed our sales return reserve from accounts receivable to a refund liability account within Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet for fiscal 2018. We estimate contractual discounts and allowances for reimbursement amounts from our third party payor customers based on negotiated contracts and historical experience. As of September 29, 2018, our refund liability and our allowance for sales discounts and other allowances was $1.0 million and $1.6 million, respectively.

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

16. SEGMENT AND GEOGRAPHIC INFORMATION
For the periods ended September 29, 2018 and September 30, 2017, we reported our business in four operating segments: Bracing and Vascular; Recovery Sciences; Surgical Implant and International.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Bracing and Vascular	$126,627	$127,971	$367,627	$376,439
Recovery Sciences	35,812	39,346	109,159	116,622
Surgical Implant	53,401	46,613	160,938	146,197
International	78,211	76,946	253,793	234,753
	$294,051	$290,876	$891,517	$874,011
Operating income:
Bracing and Vascular	$29,180	$27,060	$78,436	$72,292
Recovery Sciences	11,400	11,322	29,649	30,938
Surgical Implant	11,074	9,126	34,005	27,328
International	16,742	14,894	55,592	42,013
Expenses not allocated to segments and eliminations	(48,515)	(40,633)	(108,536)	(135,085)
	$19,881	$21,769	$89,146	$37,486

Geographic Area
Following are our net sales by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
United States	$215,840	$213,930	$637,724	$639,258
Other Europe, Middle East and Africa	38,464	36,047	126,861	112,388
Germany	19,973	19,926	68,824	61,957
Australia and Asia Pacific	11,388	12,130	34,247	34,894
Canada	6,405	6,667	18,867	19,027
Latin America	1,981	2,176	4,994	6,487
	$294,051	$290,876	$891,517	$874,011

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

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,408	$(368)	$24,596	$(17)	$27,619
Accounts receivable, net	—	133,311	39,181	—	172,492
Inventories, net	—	145,667	45,060	(6,890)	183,837
Prepaid expenses and other current assets	3,091	20,438	7,295	(6)	30,818
Current assets of discontinued operations	—	511	—	—	511
Total current assets	6,499	299,559	116,132	(6,913)	415,277
Property and equipment, net	—	128,150	14,908	(17)	143,041
Goodwill	—	808,556	100,971	(30,838)	878,689
Intangible assets, net	—	563,062	7,663	—	570,725
Investment in subsidiaries	1,297,699	1,675,139	53,995	(3,026,833)	—
Intercompany receivables	292,133	—	—	(292,133)	—
Other non-current assets	343	1,632	2,548	—	4,523
Total assets	$1,596,674	$3,476,098	$296,217	$(3,356,734)	$2,012,255
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$87,544	$14,450	$15	$102,009
Accrued interest	47,329	—	—	—	47,329
Current portion of debt obligations	19,367	(1,143)	5,264	—	23,488
Other current liabilities	—	94,505	34,431	53	128,989
Total current liabilities	66,696	180,906	54,145	68	301,815
Long-term debt obligations	2,385,403	1,143	11,429	—	2,397,975
Deferred tax liabilities, net	—	141,044	4,562	—	145,606
Intercompany payables, net	—	97,385	59,387	(156,772)	—
Other long-term liabilities	—	20,460	215	—	20,675
Total liabilities	2,452,099	440,938	129,738	(156,704)	2,866,071
Noncontrolling interests	—	—	1,609	—	1,609
Total membership (deficit) equity	(855,425)	3,035,160	164,870	(3,200,030)	(855,425)
Total liabilities and (deficit) equity	$1,596,674	$3,476,098	$296,217	$(3,356,734)	$2,012,255

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$249,711	$80,795	$(36,455)	$294,051
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,635 for three months ended September 29, 2018)	—	103,396	61,543	(35,539)	129,400
Selling, general and administrative	—	97,416	22,548	—	119,964
Research and development	—	9,073	1,176	—	10,249
Amortization of intangible assets	—	14,227	330	—	14,557
	—	224,112	85,597	(35,539)	274,170
Operating income (loss)	—	25,599	(4,802)	(916)	19,881
Other (expense) income:
Interest (expense) income, net	(46,455)	56	(199)	—	(46,598)
Other (expense) income, net	(52)	(11,480)	10,978	—	(554)
Intercompany income (expense), net	—	224	(155)	(69)	—
Equity in income (loss) of subsidiaries, net	3,301	—	—	(3,301)	—
	(43,206)	(11,200)	10,624	(3,370)	(47,152)
Income (loss) before income taxes	(43,206)	14,399	5,822	(4,286)	(27,271)
Income tax provision	—	513	(2,695)	—	(2,182)
Net income (loss) from continuing operations	(43,206)	14,912	3,127	(4,286)	(29,453)
Net income from discontinued operations	—	164	—	—	164
Net income (loss)	(43,206)	15,076	3,127	(4,286)	(29,289)
Net income attributable to noncontrolling interests	—	—	(208)	—	(208)
Net income (loss) attributable to DJOFL	$(43,206)	$15,076	$2,919	$(4,286)	$(29,497)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$730,756	$265,034	$(104,273)	$891,517
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $19,929 for the nine months ended September 29, 2018)	—	286,733	196,136	(107,089)	375,780
Selling, general and administrative	—	279,134	72,325	—	351,459
Research and development	—	27,267	3,420	—	30,687
Amortization of intangible assets	—	43,425	1,020	—	44,445
	—	636,559	272,901	(107,089)	802,371
Operating income (loss)	—	94,197	(7,867)	2,816	89,146
Other (expense) income:
Interest (expense) income, net	(135,892)	123	(530)	—	(136,299)
Other (expense) income, net	(52)	(33,828)	32,840	—	(1,040)
Intercompany income (expense), net	—	6,091	(5,873)	(218)	—
Equity in income (loss) of subsidiaries, net	75,190	—	—	(75,190)	—
	(60,754)	(27,614)	26,437	(75,408)	(137,339)
(Loss) income before income taxes	(60,754)	66,583	18,570	(72,592)	(48,193)
Income tax provision	—	(4,900)	(7,301)	—	(12,201)
Net (loss) income from continuing operations	(60,754)	61,683	11,269	(72,592)	(60,394)
Net income from discontinued operations	—	486	—	—	486
Net (loss) income	(60,754)	62,169	11,269	(72,592)	(59,908)
Net income attributable to noncontrolling interests	—	—	(846)	—	(846)
Net (loss) income attributable to DJOFL	$(60,754)	$62,169	$10,423	$(72,592)	$(60,754)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(43,206)	$15,076	$3,127	$(4,286)	$(29,289)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (provision) of $(16) thousand for the three months ended September 29, 2018	—	—	(1,732)	—	(1,732)
Unrealized gain on cash flow hedges, net of tax (benefit) of zero for the three months ended September 29, 2018	(48)	—	—	—	(48)
Other comprehensive income	(48)	—	(1,732)	—	(1,780)
Comprehensive (loss) income	(43,254)	15,076	1,395	(4,286)	(31,069)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	962	—	962
Comprehensive (loss) income attributable to DJO Finance LLC	$(43,254)	$15,076	$2,357	$(4,286)	$(30,107)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net (loss) income	$(60,754)	$62,169	$11,269	$(72,592)	$(59,908)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $317 thousand for the nine months ended September 29, 2018	—	—	(8,866)	—	(8,866)
Unrealized (loss) gain on cash flow hedges, net of tax provision of zero for the nine months ended September 29, 2018	2,497	—	—	—	2,497
Other comprehensive income	2,497	—	(8,866)	—	(6,369)
Comprehensive (loss) income	(58,257)	62,169	2,403	(72,592)	(66,277)
Comprehensive income attributable to noncontrolling interests	—	—	406	—	406
Comprehensive (loss) income attributable to DJO Finance LLC	$(58,257)	$62,169	$2,809	$(72,592)	$(65,871)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(60,754)	$62,169	$11,269	$(72,592)	$(59,908)
Net income from discontinued operations	—	(486)	—	—	(486)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation	—	31,035	3,924	(17)	34,942
Amortization of intangible assets	—	43,425	1,020	—	44,445
Amortization of debt issuance costs and non-cash interest expense	6,608	—	—	—	6,608
Stock-based compensation expense	—	2,155	—	—	2,155
Loss on disposal of assets, net	—	487	152	2	641
Deferred income tax expense	—	(2,835)	(390)	—	(3,225)
Equity in (loss) income of subsidiaries, net	(75,190)	—	—	75,190	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	—	8,254	7,869	—	16,123
Inventories	—	(8,258)	(4,429)	(3,198)	(15,885)
Prepaid expenses and other assets	(3,588)	(5,879)	(1,440)	5,261	(5,646)
Accrued interest	29,596	—	—	—	29,596
Accounts payable and other current liabilities	2,433	(2,860)	(2,562)	4,815	1,826
Net cash (used in) provided by continuing operating activities	(100,895)	127,207	15,413	9,461	51,186
Net cash provided by discontinued operations	—	486	—	—	486
Net cash (used in) provided by operating activities	(100,895)	127,693	15,413	9,461	51,672
Cash flows from investing activities:
Purchases of property and equipment	—	(35,375)	(5,383)	—	(40,758)
Acquisition of business and intangibles, net of cash acquired	—	(9,392)		—	(9,392)
Net cash used in investing activities from continuing operations	—	(44,767)	(5,383)	—	(50,150)
Cash flows from financing activities:
Intercompany	81,309	(68,940)	(3,154)	(9,215)	—
Proceeds from revolver borrowings	88,500	—	—	—	88,500
Proceeds from capital lease	15,000	—	—	—	15,000
Repayments of debt obligations	(103,751)	—	(3,385)	—	(107,136)
Dividend paid to minority interest	—	—	(1,169)	—	(1,169)
Net cash provided by (used in) financing activities	81,058	(68,940)	(7,708)	(9,215)	(4,805)
Effect of exchange rate changes on cash and cash equivalents	—	—	(820)	(263)	(1,083)
Net (decrease) increase in cash and cash equivalents	(19,837)	13,986	1,502	(17)	(4,366)
Cash and cash equivalents, beginning of year	23,245	(14,354)	23,094	—	31,985
Cash and cash equivalents, end of year	$3,408	$(368)	$24,596	$(17)	$27,619

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,578	$189	$15,251	$—	$39,018
Accounts receivable, net	—	130,061	44,970	—	175,031
Inventories, net	—	127,369	31,892	(333)	158,928
Prepaid expenses and other current assets	73	16,640	7,504	1	24,218
Current assets of discontinued operations	—	511	—	—	511
Total current assets	23,651	274,770	99,617	(332)	397,706
Property and equipment, net	—	120,578	13,994	(34)	134,538
Goodwill	—	791,005	103,932	(31,926)	863,011
Intangible assets, net	—	613,116	9,344	—	622,460
Investment in subsidiaries	1,297,699	1,677,336	54,876	(3,029,911)	—
Intercompany receivables	239,678	—	—	(239,678)	—
Other non-current assets	—	3,464	2,646	(1)	6,109
Total assets	$1,561,028	$3,480,269	$284,409	$(3,301,882)	$2,023,824
Liabilities and (Deficit) Equity
Current liabilities:
Accounts payable	$—	$81,506	$11,596	$—	$93,102
Current portion of debt obligations	10,550	—	4,043	—	14,593
Other current liabilities	42,922	99,259	30,500	(2)	172,679
Total current liabilities	53,472	180,765	46,139	(2)	280,374
Long-term debt obligations	2,363,479	—	9,371	—	2,372,850
Deferred tax liabilities, net	—	206,240	4,532	—	210,772
Intercompany payables, net	—	184,358	97,283	(281,641)	—
Other long-term liabilities	1,409	13,709	212	—	15,330
Total liabilities	2,418,360	585,072	157,537	(281,643)	2,879,326
Noncontrolling interests	—	—	1,830	—	1,830
Total membership (deficit) equity	(857,332)	2,895,197	125,042	(3,020,239)	(857,332)
Total liabilities and (deficit) equity	$1,561,028	$3,480,269	$284,409	$(3,301,882)	$2,023,824

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$240,709	$78,693	$(28,526)	$290,876
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $6,981 for the three months ended September 30, 2017)	—	91,467	60,951	(30,093)	122,325
Selling, general and administrative	—	99,844	22,222	—	122,066
Research and development	—	8,017	847	—	8,864
Amortization of intangible assets	—	15,517	335	—	15,852
	—	214,845	84,355	(30,093)	269,107
Operating income (loss)	—	25,864	(5,662)	1,567	21,769
Other (expense) income:
Interest (expense) income, net	(43,558)	21	(154)	—	(43,691)
Other (expense) income, net	—	(10,915)	11,739	—	824
Intercompany (expense) income, net	—	(589)	189	400	—
Equity in income of subsidiaries, net	20,865	—	—	(20,865)	—
	(22,693)	(11,483)	11,774	(20,465)	(42,867)
(Loss) income before income taxes	(22,693)	14,381	6,112	(18,898)	(21,098)
Income tax benefit (provision)	—	220	(1,724)	—	(1,504)
Net (loss) income from continuing operations	(22,693)	14,601	4,388	(18,898)	(22,602)
Net income from discontinued operations	—	123	—	—	123
Net (loss) income	(22,693)	14,724	4,388	(18,898)	(22,479)
Net income attributable to noncontrolling interests	—	—	(214)	—	(214)
Net (loss) income attributable to DJOFL	$(22,693)	$14,724	$4,174	$(18,898)	$(22,693)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net sales	$—	$737,202	$244,650	$(107,841)	$874,011
Costs and operating expenses:
Cost of sales (exclusive of amortization of intangible assets of $20,942 for the nine months ended September 30, 2018)	—	279,895	213,888	(127,004)	366,779
Selling, general and administrative	—	322,059	69,908	—	391,967
Research and development	—	24,530	2,536	—	27,066
Amortization of intangible assets	—	49,764	949	—	50,713
	—	676,248	287,281	(127,004)	836,525
Operating income (loss)	—	60,954	(42,631)	19,163	37,486
Other (expense) income:
Interest (expense) income, net	(129,361)	101	(186)	—	(129,446)
Other (expense) income, net	—	(29,203)	31,211	—	2,008
Intercompany (expense) income, net	—	(300)	144	156	—
Equity in income of subsidiaries, net	32,316	—	—	(32,316)	—
	(97,045)	(29,402)	31,169	(32,160)	(127,438)
(Loss) income before income taxes	(97,045)	31,552	(11,462)	(12,997)	(89,952)
Income tax provision	—	(3,196)	(3,481)	—	(6,677)
Net (loss) income from continuing operations	(97,045)	28,356	(14,943)	(12,997)	(96,629)
Net income from discontinued operations	—	228	—	—	228
Net (loss) income	(97,045)	28,584	(14,943)	(12,997)	(96,401)
Net income attributable to noncontrolling interests	—	—	(644)	—	(644)
Net (loss) income attributable to DJOFL	$(97,045)	$28,584	$(15,587)	$(12,997)	$(97,045)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(22,693)	$14,724	$4,388	$(18,898)	$(22,479)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $1,636 for the three months ended September 30, 2017	—	—	1,804	—	1,804
Unrealized gain on cash flow hedges, net of tax provision of $116 thousand for the three months ended September 30, 2017	319	—	—	—	319
Other comprehensive income	319	—	1,804	—	2,123
Comprehensive (loss) income	(22,374)	14,724	6,192	(18,898)	(20,356)
Comprehensive (loss) attributable to noncontrolling interests	—	—	(266)	—	(266)
Comprehensive (loss) income attributable to DJO Finance LLC	$(22,374)	$14,724	$5,926	$(18,898)	$(20,622)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net (loss) income	$(97,045)	$28,584	$(14,943)	$(12,997)	$(96,401)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax provision of $5,851 for the nine months ended September 30, 2017	—	—	6,757	—	6,757
Unrealized gain on cash flow hedges, net of tax provision of $137 thousand for the nine months ended September 30, 2017	379	—	—	—	379
Other comprehensive income	379	—	6,757	—	7,136
Comprehensive (loss) income	(96,666)	28,584	(8,186)	(12,997)	(89,265)
Comprehensive income attributable to noncontrolling interests	—	—	249	—	249
Comprehensive (loss) income attributable to DJO Finance LLC	$(96,666)	$28,584	$(7,937)	$(12,997)	$(89,016)

DJO FINANCE LLC
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	DJOFL	Guarantors	Non - Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(97,045)	$28,584	$(14,943)	$(12,997)	$(96,401)
Net (loss) from discontinued operations	—	(228)	—	—	(228)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	—	28,533	3,776	(21)	32,288
Amortization of intangible assets	—	49,764	949	—	50,713
Amortization of debt issuance costs and non-cash interest expense	6,153	—	—	—	6,153
Stock-based compensation expense	—	1,329	—	—	1,329
Gain on disposal of assets, net	—	891	110	—	1,001
Deferred income tax expense	—	2,605	260	—	2,865
Equity in (loss) income of subsidiaries, net	(32,316)	—	—	32,316	—
Changes in operating assets and liabilities:
Accounts receivable	—	4,120	3,352	—	7,472
Inventories	—	(5,401)	17,985	(20,543)	(7,959)
Prepaid expenses and other assets	(31)	(382)	(877)	728	(562)
Accrued interest	24,998	—	—	—	24,998
Accounts payable and other current liabilities	204	41,262	453	(1,839)	40,080
Net cash (used in) provided by continuing operating activities	(98,037)	151,077	11,065	(2,356)	61,749
Net cash provided by discontinued operations	—	228	—	—	228
Net cash (used in) provided by operating activities	(98,037)	151,305	11,065	(2,356)	61,977
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(30,501)	(3,096)	—	(33,597)
Net cash used in investing activities from continuing operations	—	(30,501)	(3,096)	—	(33,597)
Cash Flows from Financing Activities:
Intercompany	143,867	(120,243)	(25,980)	2,356	—
Proceeds from issuance of debt	52,000	—	13,275	—	65,275
Repayments of debt	(86,913)	—	(377)	—	(87,290)
Repurchase of common stock	(3,600)	—	—	—	(3,600)
Investment by parent	443	—	—	—	443
Dividend paid to minority interest	—	—	(1,102)	—	(1,102)
Net cash provided by (used in) financing activities	105,797	(120,243)	(14,184)	2,356	(26,274)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,700	—	1,700
Net increase (decrease) in cash and cash equivalents	7,760	561	(4,515)	—	3,806
Cash and cash equivalents at beginning of period	15,818	(372)	19,766	—	35,212
Cash and cash equivalents at end of period	$23,578	$189	$15,251	$—	$39,018

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

Business Transformation Initiative

In March of 2017, we announced that we had embarked on a series of business transformation projects to improve our liquidity and profitability and to improve our customers’ experiences.  During 2017, this business transformation initiative focused on delivering productivity improvements throughout the Company, including eliminating an estimated 7% to 10% of annualized cost across the Company by the end of 2018.   In connection with this effort, we established a team of senior managers to direct this effort and engaged third party experts to assist in the planning and implementation of a significant number of cost-reduction, efficiency and other optimization activities.  We believe that the costs of the outside experts, tools and related activities have been significantly offset by the cost savings realized from the implementation of these transformation plans.  As a part of this transformation initiative, we took action to improve our liquidity through significant cost reductions, efficiency improvements and other cash flow best practices; improved our organizational effectiveness through the optimization of current organizational structure and opportunities to outsource certain activities; optimized our procurement of direct and indirect materials and services; improved our manufacturing, distribution, and sales and sales operations planning; and improved our profitability associated with the mix of our customers and products.  Our transformation projects have continued through 2018 as we shifted our emphasis to improving revenue growth, including increasing our new product development and increasing our investment in our reimbursement business; improving customer experience, including improving service levels and implementing online order entry; and achieving operational excellence, including improving production procurement spend, enhancing our distribution center network, optimizing our overall facility footprint in North America and improving our overall liquidity.

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
The following table presents financial information for our reportable segments for the periods presented. Segment results exclude the impact of amortization of intangible assets, certain general corporate expenses, and non-recurring and integration charges:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Bracing and Vascular:
Net sales	$126,627	$127,971	$367,627	$376,439
Operating income	29,180	27,060	78,436	72,292
Operating income as a percent of net segment sales	23.0%	21.1%	21.3%	19.2%
Recovery Sciences:
Net sales	$35,812	$39,346	$109,159	$116,622
Operating income	11,400	11,322	29,649	30,938
Operating income as a percent of net segment sales	31.8%	28.8%	27.2%	26.5%
Surgical Implant:
Net sales	$53,401	$46,613	$160,938	$146,197
Operating income	11,074	9,126	34,005	27,328
Operating income as a percent of net segment sales	20.7%	19.6%	21.1%	18.7%
International:
Net sales	$78,211	$76,946	$253,793	$234,753
Operating income	16,742	14,894	55,592	42,013
Operating income as a percent of net segment sales	21.4%	19.4%	21.9%	17.9%

Results of Operations
The following table sets forth our statements of operations as a percentage of net sales:

	Three Months Ended				Nine Months Ended
($ in thousands)	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
Net sales	$294,051	100.0%	$290,876	100.0%	$891,517	100.0%	$874,011	100.0%
Costs and operating expenses:
Cost of sales (1)	129,400	44.0%	122,325	42.1	375,780	42.2%	366,779	42.0
Selling, general and administrative	119,964	40.8%	122,066	42.0	351,459	39.4%	391,967	44.8
Research and development	10,249	3.5%	8,864	3.0	30,687	3.4%	27,066	3.1
Amortization of intangible assets	14,557	5.0%	15,852	5.4	44,445	5.0%	50,713	5.8
	274,170	93.2%	269,107	92.5	802,371	90.0%	836,525	95.7
Operating income	19,881	6.8%	21,769	7.5	89,146	10.0%	37,486	4.3
Other (expense) income:
Interest expense, net	(46,598)	(15.8)%	(43,691)	(15.0)	(136,299)	(15.3)%	(129,446)	(14.8)
Other (expense) income, net	(554)	(0.2)%	824	0.3	(1,040)	(0.1)%	2,008	0.2
	(47,152)	(16.0)%	(42,867)	(14.7)	(137,339)	(15.4)%	(127,438)	(14.6)
Loss before income taxes	(27,271)	(9.3)%	(21,098)	(7.3)	(48,193)	(5.4)%	(89,952)	(10.3)
Income tax provision	(2,182)	(0.7)%	(1,504)	(0.5)	(12,201)	(1.4)%	(6,677)	(0.8)
Net loss from continuing operations	(29,453)	(10.0)%	(22,602)	(7.8)	(60,394)	(6.8)%	(96,629)	(11.1)
Net income from discontinued operations	164	0.1%	123	—	486	0.1%	228	—
Net loss	(29,289)	(10.0)%	(22,479)	(7.7)	(59,908)	(6.7)%	(96,401)	(11.0)
Net income attributable to noncontrolling interests	(208)	(0.1)%	(214)	(0.1)	(846)	(0.1)%	(644)	(0.1)
Net loss attributable to DJO Finance LLC	$(29,497)	(10.0)%	$(22,693)	(11.7)%	$(60,754)	(6.8)%	$(97,045)	(12.8)%
____________________________________

(1)
Cost of sales is exclusive of amortization of intangible assets of approximately $6.6 million and $19.9 million for the three and nine months ended September 29, 2018 and approximately $7.0 million and $20.9 million for the three and nine months ended September 30, 2017, respectively.

Three Months Ended September 29, 2018 Compared to the Three Months Ended September 30, 2017
Net Sales. Net sales for the three months ended September 29, 2018 increased 1.1% to $294.1million, compared to net sales of $290.9 million for the three months ended September 30, 2017.  Excluding the impact of ASC 606, our net sales increased 2.8% to $299.0 million.  The increase was primarily driven by a sales volume increase in both our Surgical Implant and in our International segments, partially offset by decreases in sales volume in our Recovery Science and Bracing and Vascular segments.  Both our Bracing and Vascular and Recovery Sciences segments were impacted by ASC 606.

The following table sets forth our net sales by operating segment ($ in thousands):

	Third Quarter 2018	% of Net Sales	Third Quarter 2017	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$126,627	43.1%	$127,971	44.0%	$(1,344)	(1.1)%
Recovery Sciences	35,812	12.2%	39,346	13.5%	(3,534)	(9.0)%
Surgical Implant	53,401	18.2%	46,613	16.0%	6,788	14.6%
International	78,211	26.6%	76,946	26.5%	1,265	1.6%
Total net sales	$294,051	100.0%	$290,876	100.0%	$3,175	1.1%

Net sales in our Bracing and Vascular segment were $126.6 million for the three months ended September 29, 2018, a decrease of 1.1% in sales volume from net sales of $128.0 million for the third quarter of 2017.  Excluding the impact of ASC 606 which lowered net sales by $2.8 million, net sales increased 1.1% to $129.4 million for the three months ended September 29, 2018.  The decrease included declines in our Foot Care Solutions business, Dr. Comfort product line, Don Joy product line and in our Bell-Horn business sales volume partially offset by increases in ETI product line coupled with the transition of billing revenue associated with the acquisition of payor contracts and related rights and the related medical billing operations of one of our distributors.

Net sales in our Recovery Sciences segment were $35.8 million for the three months ended September 29, 2018, a decrease of 9.0% in sales volume from net sales of $39.3 million for the three months ended September 30, 2017. Excluding the impact of ASC 606 which lowered net sales volume by $2.2 million, net sales decreased 3.3% to $38.0 million for the third quarter of 2018. The decrease was driven by weakness in the segment’s Chattanooga, Regen and Consumer product lines.

Net Sales in our Surgical Implant segment were $53.4 million for the three months ended September 29, 2018, an increase in sales volume of 14.6% from net sales of $46.6 million for the same quarter of 2017. The increase is primarily due to a 21.9% increase in sales of shoulder implants, an 11.1% increase in knee replacements, a 10.7% increase in hip replacements, partially offset by a 4.1% decrease in elbow implants and a 4.3% decline in sales of Cobalt bone cement products.
Net sales in our International segment were $78.2 million for the three months ended September 29, 2018, an increase in sales volume of 1.6% from net sales of $76.9 million for the three months ended September 30, 2017. In constant currency, excluding the unfavorable impact of $(1.7) million related to changes in foreign exchange rates in effect during third quarter 2018 compared to third quarter 2017, net sales increased 3.9%.  Our international segment included strong sales growth in Italy of 14.0%, in France of 4.0%, in Spain of 4.7%, in South Africa of 6.4% and in Australia of 3.2%, partially offset by sales declines in Nordic of 4.4% and in Canada of 3.9%.
Cost of Sales. As a percentage of net sales, cost of sales increased to 44.0% for the three months ended September 29, 2018 compared to 42.1% for the three months ended September 30, 2017, mainly due to changes in sales product mix and the impact of applying ASC 606.  Excluding the impact of ASC 606, cost of sales as a percentage of net sales would have been 43.2% or 0.8% lower.
Selling, General and Administrative (SG&A). SG&A expenses decreased to $120.0 million for the three months ended September 29, 2018, from $122.1 million in the third quarter of 2017. As a percentage of net sales, SG&A expenses decreased to 40.8% for the third quarter of 2018 from 42.0% for the third quarter of 2017. Excluding the impact of ASC 606 which lowered our bad debt expense by $4.9 million, SG&A expenses would have been $125.0 million or 41.8% of net sales.
Research and Development (R&D). R&D expenses were $10.2 million for the three months ended September 29, 2018, compared to $8.9 million for the three months ended September 30, 2017. As a percentage of net sales, R&D expenses increased to 3.5% for the third quarter of 2018 compared to 3.0% for the third quarter of 2017.  We continue to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.
Amortization of Intangible Assets. Amortization of intangible assets decreased to $14.6 million for the three months ended September 29, 2018, from $15.9 million for the third quarter of 2017.  The decrease was due to certain intangible assets reaching full amortization, primarily in our patents and technology category.

Interest Expense, net. Our interest expense, net, was $46.6 million for the three months ended September 29, 2018 compared to $43.7 million for the three months ended September 30, 2017. The increase was due to a higher weighted average interest rate on our floating rate borrowings coupled with our increased borrowings under our ABL revolver facility and interest associated with the capital lease that we entered into in the second quarter of 2018.
Other (Expense) Income, Net. Other (expense) income, net, decreased to other expense of $0.5 million for the third quarter of 2018 compared to other income of $0.8 million for the third quarter of 2017. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction losses and gains.
Income Tax Provision. For the three months ended September 29, 2018, we recorded an income tax provision of $2.2 million on a pre-tax loss of $27.3 million, resulting in a negative effective tax rate of 8.0%.  For the three months ended September 30, 2017, we recorded a tax provision of $1.5 million on pre-tax losses of $21.1 million, which resulted in a negative effective tax rate of 7.1%.
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
Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Net income from discontinued operations of $0.2 million was recognized in the third quarter 2018. Net income from discontinued operations was $0.1 million for the third quarter of 2017 primarily consists of income from the collection of accounts receivable previously written off.

Nine Months Ended September 29, 2018 Compared to the Nine Months Ended September 30, 2017
Net Sales. Net sales for the nine months ended September 29, 2018 increased 2.0% to $891.5 million, compared to net sales of $874.0 million for the nine months ended September 30, 2017.  Excluding the impact of adopting ASC 606, net sales increased 3.2% to $902.0 million for the nine months ended September 29, 2018.  The increase was primarily driven by increases in sales volume of our Surgical Implant and International segments, partially offset by decreases in sales volume of our Bracing and Vascular and Recovery Science segments.  Both our Bracing and Vascular and Recovery Sciences segments were impacted by ASC 606. The following table sets forth our net sales by operating segment ($ in thousands):

	Nine Months 2018	% of Net Sales	Nine Months 2017	% of Net Sales	Increase (Decrease)	% Increase (Decrease)
Bracing and Vascular	$367,627	41.2%	$376,439	43.1%	$(8,812)	(2.3)%
Recovery Sciences	109,159	12.2%	116,622	13.3%	(7,463)	(6.4)%
Surgical Implant	160,938	18.1%	146,197	16.7%	14,741	10.1%
International	253,793	28.5%	234,753	26.9%	19,040	8.1%
Total net sales	$891,517	100.0%	$874,011	100.0%	$17,506	2.0%

Net sales in our Bracing and Vascular segment were $367.6 million for the nine months ended September 29, 2018, a decrease of 2.3% in sales volume from net sales of $376.4 million for the nine months ended September 30, 2017.  Excluding the impact of ASC 606 which lowered net revenue by $8.3 million, net sales decreased to $375.9 million for the nine months ended September 29, 2018. The decrease was driven by ongoing challenges in the segment’s Dr. Comfort product line and mid-single digit declines across several bracing product lines including our direct sales channel in which sales volume decreased 9.0% and Office Cares sales volume which decreased 9.0%, partially offset by an 0.7% increase in our Distribution sales channel, a 2.1% sales volume increase in Insurance Bracing sales channel, coupled with the transition of billing revenue associated with the acquisition of payor contracts and related rights and the related medical billing operations of one of our distributors.

Net sales in our Recovery Sciences segment were $109.2 million for the nine months ended September 29, 2018, a decrease of 6.4% in sales volume from net sales of $116.6 million for the same nine months period in 2017. Excluding the impact of ASC

606 which lowered net sales by $2.2 million, net sales decreased 4.5% to $111.3 million for the nine months ended September 29, 2018. The decrease was driven by weakness in our Chattanooga product line.

Net Sales in our Surgical Implant segment were $160.9 million for the first nine months of 2018, an increase of 10.1% in sales volume from net sales of $146.2 million for the same nine months period of 2017. The increase is primarily due to a 20.7% increase in sales of shoulder implants, a 4.8% increase in knee replacements, a 4.0% increase in hip replacements partially offset by a 7.9% decline in elbow implants and a 8.1% decline in Cobalt bone cement products.
Net sales in our International segment were $253.8 million for the nine months ended September 29, 2018, an increase of 8.1% in sales volume from net sales of $234.8 million for the nine months ended September 30, 2017.  In constant currency, excluding the favorable impact of $11.7 million related to changes in foreign exchange rates in effect during the nine months ended September 29, 2018 compared to the same period in 2017, net sales increased 3.1%.  Our international segment included strong sales growth in France of 13.7%, in Germany of 11.0%, in Australia of 11.9%, in Italy of 20.0%, and in South Africa of 16.4%, partially offset by sales declines in China of 21.1%.
Cost of Sales. As a percentage of net sales, cost of sales increased to 42.2% for the nine months ended September 29, 2018 compared to 42.0% for the same nine months period of 2017, mainly due to changes in sales product mix and the impact of applying ASC 606.  Excluding the impact of ASC 606, cost of sales as a percentage of net sales would have been 41.7% or 0.4% lower.
Selling, General and Administrative (SG&A).  SG&A expenses decreased to $351.5 million for the nine months ended September 29, 2018 from $392.0 million for the nine months ended September 30, 2017. As a percentage of net sales, SG&A expenses decreased to 39.4% for the nine months ended September 29, 2018 from 44.8% for the same period in 2017, mainly due to our business transformation plan to reduce expenses that began in 2017 and continues in 2018 coupled with the impact of ASC 606.  Excluding the impact of ASC 606 which lowered our bad debt expense by $10.4 million, SG&A expenses would have been $361.9 million or 40.6% of net sales.
Research and Development (R&D). R&D expenses were $30.1 million for the nine months ended September 29, 2018, compared to $30.7 million for the nine months ended September 30, 2017. As a percentage of net sales, R&D expenses increased to 3.4% for the first nine months of 2018 compared to 3.1% for the same nine months period in 2017. We continue to focus on the development of new products, as well as the enhancement of existing products with the latest technology and updated designs, primarily in our Bracing and Vascular and Surgical Implant segments.
Amortization of Intangible Assets. Amortization of intangible assets decreased to $44.4 million for the nine months ended September 29, 2018 from $50.7 million for the nine months ended September 30, 2017. The decrease was due to certain intangible assets reaching full amortization primarily in our patents and technology category.
Interest Expense, net. Our interest expense, net, was $136.3 million for the first nine months of 2018 compared to $129.4 million for the first nine months of 2017. The increase was due to a higher weighted average interest rate on our floating interest rate borrowings coupled with increased borrowings under our ABL revolver facility and interest associated with the capital lease that we entered into in the second quarter of 2018 for the nine months ended September 29, 2018 compared to the same period in 2017.
Other (Expense) Income, Net. Other (expense) income, net, decreased to other expense of $1.0 million for the nine months ended September 29, 2018 compared to other income of $2.0 million for the nine months ended September 30, 2017. Results for both periods presented primarily represent net realized and unrealized foreign currency transaction losses and gains.
Income Tax Provision. For the nine months ended September 29, 2018, we recorded an income tax provision of $12.2 million on a pre-tax loss of $48.2 million, resulting in a negative effective tax rate of 25.3%. For the nine months ended September 30, 2017, we recorded a tax provision of $6.7 million on pre-tax losses of $90.0 million, resulting in a negative effective tax rate of 7.4%.
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
Discontinued Operations. During the fourth quarter of 2015, we ceased production, selling and billing operations of our Empi product line, and as a result, our Empi business is reported as a discontinued operation. Net income from discontinued operations of $0.5 million was recognized for the nine months ended September 29, 2018. Net income from discontinued operations was $0.2 million for the nine months ended September 30, 2017 primarily consists of income from the collection of accounts receivable previously written off.

Liquidity and Capital Resources
As of September 29, 2018, our primary sources of liquidity consisted of cash and cash equivalents totaling $27.6 million and our $150.0 million ABL Facility, of which $68.8 million was available (inclusive of outstanding letters of credit).  Our revolving loan balance under our ABL Facility was $75.0 million as of September 29, 2018 in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.  Working capital at September 29, 2018 decreased $3.9 million to $113.5 million compared with $117.3 million of working capital at September 30, 2017 due to increases in current assets of $17.5 million, offset by increases in current liabilities of $21.4 million.
Our current assets increased primarily due to a $24.8 million increase in inventories, net and a $6.6 million increase in prepaid expenses and other current assets, partially offset by an $11.4 million decrease in cash and cash equivalents and a $2.5 million decrease in accounts receivable, net.
Our current liabilities increased primarily due to a $8.9 million increase in accounts payable, a $8.9 million increase in current portion of debt obligations and a $5.6 million increase in accrued interest, partially offset by a $2.0 million decrease in other current liabilities
We believe that our existing cash, plus the amounts we expect to generate from operations, amounts we expect to generate from receivables and amounts available through our ABL Facility, will be sufficient to meet our operating needs for the next twelve months, including working capital requirements, capital expenditures, debt and interest repayment obligations. While we currently believe that we will be able to meet all of the financial covenants imposed by our Credit Facilities (as defined below), there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the Credit Facilities.
From time to time, in connection with factoring agreements, we sell trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended September 29, 2018, we sold trade accounts receivable and received cash proceeds of approximately $15.3 million. The discounts on the trade accounts receivable sold during the three and nine months ended September 29, 2018 were not material and were recorded within Other (expense)  income, net in the Condensed Consolidated Statements of Operations. During 2017, we did not sell any trade accounts receivable.
ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern requires that we evaluate whether there is substantial doubt about our ability to meet our financial obligations when they become due during the twelve months period from the date these financial statements are available to be issued.  We have performed such an evaluation and, based on the results of that assessment, we are not aware of any relevant conditions or events that raise substantial doubt regarding our ability to continue as a going concern within one year of the financial statements are issued.
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

Cash Flows
Operating activities from continuing operations provided $51.2 million and $61.7 million of cash in the nine months ended September 29, 2018 and September 30, 2017, respectively. Net cash provided by operating activities is comprised of net loss, non-cash items (including depreciation and amortization, provision for doubtful accounts, stock compensation, deferred taxes, deferred purchase price consideration) and changes in working capital. The change in working capital accounts is primarily attributable to accounts receivable, inventories, accrued interest and accounts payable.  For the first nine months of 2018 and 2017, cash paid for interest was $99.9 million and $97.9 million, respectively.
Investing activities from continuing operations used $50.1 million and $33.6 million of cash in the nine months ended September 29, 2018 and September 30, 2017, respectively.  Cash used in investing activities for the first six months of 2018 was for the acquisition of the distribution rights and related medical billing system of one of our distributors and for purchases of property and consigned surgical instruments to support growth and IT automation technology.  Cash used in investing activities for the first nine months of 2017 was for consigned surgical instruments to support growth and IT automation technology.
Financing activities used cash of $4.8 million and $26.3 million in the nine months ended September 29, 2018 and September 30, 2017, respectively.  Cash provided by and used in financing activities in the first nine months of 2018 and 2017 consisted of net borrowings under and repayments of our ABL Facility. Additionally, in 2018, cash provided in financing activities included proceeds under a capital lease obligation.  In 2017, cash used in financing activities included payments related to the repurchase of shares of common stock from our former chief executive officer upon his departure.

Indebtedness
The principal amount and carrying value of our debt, exclusive of debt issuance costs and net unamortized original issue discount of $30.4 million, was as follows for September 29, 2018 (in thousands):

	September 29, 2018		December 31, 2017
	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Credit facilities:
ABL Facility	$75,000	$74,202	$75,000	$73,843
Term loan	1,023,350	1,017,333	1,031,263	1,022,630
	1,098,350	1,091,535	1,106,263	1,096,473
Notes:
8.125% second lien notes due 2021	1,015,000	1,005,375	1,015,000	1,003,382
10.75% third lien notes due 2020	298,471	295,068	298,471	293,657
	1,313,471	1,300,443	1,313,471	1,297,039
Other debt	29,255	29,485	20,608	20,608
Total indebtedness	$2,441,076	$2,421,463	$2,440,342	$2,414,120
Credit Facilities.
Our credit facilities at September 29, 2018 consisted of $1,026.0 million term loan (the “Term Loan”) and a $150.0 million asset-based revolving credit facility (the “ABL Facility”), which mature on June 7, 2020 (collectively, the “Credit Facilities”). Our revolving loan balance under our ABL Facility was $68.8 million at September 29, 2018, in addition to a $5.7 million outstanding letter of credit related to our travel and entertainment corporate card program and a $0.5 million outstanding letter of credit related to collateral requirements under our product liability insurance policy.
We are required to repay installments on the term loans in quarterly installments equal to 0.25% of the original principal amount of the term loans, with the remaining amount payable at maturity in June 2020.
Notes. Assuming we are in compliance with the terms of the indentures governing our 8.125% Notes and 10.75% Notes, we are not required to repay principal related to any of the notes prior to their final maturity dates of the notes. We pay interest semi-annually on the Notes.
See Note 10 “Debt” to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our indebtedness.
Certain Covenants and Related Compliance. Our Term Loan requires us to maintain a leverage ratio of debt from our Credit Facilities, net of cash, to Adjusted EBITDA of no higher than 5.35:1, computed on a trailing twelve months period commencing on September 30, 2015. Adjusted EBITDA is defined as net income (loss) attributable to DJOFL plus: net interest expense, income tax expense, depreciation, and amortization, further adjusted for certain non-cash items, non-recurring items and other adjustment items, as described in our Term Loan agreement.  As of September 29, 2018, our actual first lien net leverage ratio was 3.45:1, meeting the requirement.
Our debt agreements restrict our ability to incur additional debt and make certain payments. The indentures governing our Notes generally permit additional debt only if the ratio of our Adjusted EBITDA to fixed charges is at least 2.00:1, or, in the case of additional debt to finance an acquisition, such ratio improves on a pro forma basis after giving effect to such incurrence. Our Credit Facilities permit us to incur additional debt for an acquisition only if the ratio of Adjusted EBITDA to debt, net of cash, improves or is no higher than 7.50:1, on a pro forma basis after giving effect to acquisition and additional debt.  The indentures governing our Notes generally prevent us from making certain payments, such as dividends and junior debt prepayments, unless the ratio of Adjusted EBITDA to fixed charges is at least 2.00:1 on a pro forma basis. Our ratio of Adjusted EBITDA to fixed charges for the twelve months ended September 29, 2018 was 1.76:1. Fixed charges, as defined in the indentures, generally means consolidated interest expense plus all cash dividends or other distributions paid on certain preferred equity.
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
The following table provides a reconciliation from our net loss to Adjusted EBITDA for the three and nine months ended September 29, 2018 and September 30, 2017 and the twelve months ended September 29, 2018 (in thousands). The terms and related calculations are defined in the credit agreement relating to our Credit Facilities and the Indentures.

					Twelve Months Ended
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
Net loss attributable to DJO Finance LLC	$(29,497)	$(22,693)	$(60,754)	$(97,045)	$397
Income (loss) from discontinued operations, net	(164)	(123)	(486)	(228)	(567)
Interest expense, net	46,598	43,691	136,299	129,446	181,091
Income tax provision (benefit)	2,182	1,504	12,201	6,677	(55,196)
Depreciation and amortization	26,010	26,285	79,386	83,001	107,646
Non-cash charges (a)	1,280	1,204	2,030	2,312	4,817
Non-recurring and integration charges (b)	24,989	15,712	41,272	59,296	51,240
Other adjustment items (c)	841	1,249	2,701	4,160	3,797
	72,239	66,829	212,649	187,619	293,225
Permitted pro forma adjustments applicable to the twelve months period only (d) Future cost savings					20,533
Adjusted EBITDA	$72,239	$66,829	$212,649	$187,619	$313,758

(a)	Non-cash charges are comprised of the following (in thousands):

					Twelve Months Ended
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
Stock compensation expense	$1,260	$483	$2,155	$1,329	$4,522
Loss (gain) on disposal of fixed assets and assets held for sale, net	20	721	(125)	983	295
Total non-cash charges	$1,280	$1,204	$2,030	$2,312	$4,817
___________________________________

(b)    Non-recurring and integration charges are comprised of the following (in thousands):

					Twelve Months Ended
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
Restructuring and reorganization (1)	$21,105	$11,391	$35,222	$50,441	$41,121
Acquisition related expenses and integration (2)	698	879	1,447	1,457	2,096
Executive transition	—	—	—	(49)	—
Litigation and regulatory costs and settlements, net (3)	3,186	3,336	4,603	6,748	8,029
IT automation projects	—	106	—	699	(6)
Total non-recurring and integration charges	$24,989	$15,712	$41,272	$59,296	$51,240
___________________________________

(1)	Consist of costs related to the Company’s business transformation projects to improve the Company’s operational profitability and liquidity.

(2)	Consists of direct acquisition costs and integration expenses related to acquired businesses and costs related to potential acquisitions.

(3)
For the twelve months ended September 29, 2018, litigation and regulatory costs consisted of $1.5 million in litigation costs related to ongoing product liability issues and $6.5 million related to other litigation and regulatory costs and settlements.

(c)    Other adjustment items before permitted pro forma adjustments are comprised of the following (in thousands):

					Twelve Months Ended
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
Blackstone monitoring fees	$—	$1,750	$—	$5,250	$975
Non-controlling interests	208	214	846	644	1,001
Foreign currency transaction losses (gains) and other expense (income)	481	(793)	967	(2,229)	1,098
Franchise and other tax	80	109	816	273	925
Other	72	(31)	72	222	(202)
Total other adjustment items	$841	$1,249	$2,701	$4,160	$3,797
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
Interest Rate Risk
We are exposed to the risk of rising interest rates. We have historically managed our interest rate risk by including components of both fixed and variable debt in our capital structure. For our fixed rate debt, interest rate changes may affect the market value of the debt, but do not impact our earnings or cash flow. Conversely, for our variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flow, assuming other factors are constant. As of September 29, 2018, we have $1,313.5 million of aggregate fixed rate notes and $1,098.4 million of borrowings under our credit facilities which bear interest at floating rates. A hypothetical 100 basis point increase in variable interest rates for the floating rate borrowings would have impacted our earnings and cash flow for the nine months ended September 29, 2018 by $4.8 million. As of September 29, 2018, our term loans are subject to a 1.00% minimum LIBOR rate which is lower than the actual LIBOR rate of 2.29% as of September 29, 2018.  In October 2015, we executed interest rate caps with an aggregate notional amount of $500.0 million and a cap rate of 1.00% to mitigate some of the exposure. We may use additional derivative financial instruments where appropriate to manage our interest rate risk (see Note 8 “Derivative Instruments” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 2, herein).  However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.
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
We are exposed to risk from changes in foreign currency exchange rates, particularly with respect to the Euro and the Mexican peso. For three and nine months ended September 29, 2018, sales reported in foreign currencies accounted for approximately 26.6% and 28.5%, respectively of our consolidated net sales.  For the three and nine months ended September 30, 2017, sales reported in foreign currencies accounted for approximately 23.5% and 24.3%, respectively of our consolidated net sales. In addition, our exposure to fluctuations in foreign currencies arises because certain of our subsidiaries enter into purchase or sale transactions using a currency other than the subsidiaries’ functional currencies. Accordingly, our future results could be materially impacted by changes in foreign exchange rates or other factors. Occasionally, we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the quarter covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

I0TEM 6. EXHIBITS
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

101+
The following financial information from DJO Finance LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets as of September 29, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2018 and September 30, 2017, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 29, 2018 and September 30, 2017, (iv) the Unaudited Consolidated Statement of Deficit for the nine months ended September 29, 2018, (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017 and (vi) the Notes to the Unaudited Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO FINANCE LLC

Date:	November 13, 2018	By:	/s/ BRADY R. SHIRLEY
Brady R. Shirley
President and Chief Executive Officer

Date:	November 13, 2018	By:	/s/ MICHAEL C. EKLUND
Michael C. Eklund
Chief Financial Officer and Chief Operating Officer